Form 10-Q
period 1995-06-30
ODETICS INC
filed 1995-08-14
CIK 350868

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                              -------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number                         0-10605
                       --------------------------------------------------------


                                  ODETICS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        95-2588496
-----------------------------------------------              ------------------
 (State or other jurisdiction of incorporation                (I.R.S. Employer
          or organization)                                   Identification No.)

            1515  SOUTH  MANCHESTER  AVE., ANAHEIM,    CA     92802
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (714) 774-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former addressed and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             YES  X            NO
                 ----

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Number of shares of Common Stock outstanding as of August 07, 1995

                    Class A Common Stock - 4,810,641 shares.
                    Class B Common Stock - 1,161,031 shares.

                                      INDEX



PART I     FINANCIAL INFORMATION                                           Page

ITEM 1.      CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED JUNE 30, 1994 AND
             1995 (UNAUDITED)                                                3

             CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1995
             AND JUNE 30, 1995 (UNAUDITED)                                   4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED JUNE 30, 1994 AND
             1995 (UNAUDITED)                                                6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                      9


PART II    OTHER INFORMATION

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                               11


SIGNATURES                                                                  12

PART I
ITEM 1  FINANCIAL INFORMATION

ODETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               1994        1995
                                                             -------     -------
Net sales and contract revenues:
  Net sales                                                  $17,968     $19,167
  Contract revenues                                            4,517       2,270
                                                             -------     -------
                                                              22,485      21,437

Costs and expenses:
  Cost of sales                                               12,315      12,185
  Cost of contract revenues                                    2,030       1,359
  Selling, general and administrative expenses                 4,911       5,143
  Research and development expenses                            2,087       1,730
  Interest expense                                               437         680
                                                             -------     -------
                                                              21,780      21,097
                                                             -------     -------

Income before income taxes                                       705         340

Income taxes                                                     240         129
                                                             -------     -------

Net Income                                                   $   465     $   211
                                                             =======     =======



Weighted average number of shares outstanding                  5,961       5,965
                                                             =======     =======



Net income per share of common stock                         $  0.08     $  0.04
                                                             =======     =======


                 See notes to consolidated financial statements.

                                  ODETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                            March 31,   June 30,
                                                              1995        1995
                                                                     (unaudited)
                                                             -------     -------
ASSETS
Current Assets
     Cash ..............................................     $   378     $   329
     Trade accounts receivable .........................      17,813      18,909
     Costs and estimated earnings in excess
          of billings on uncompleted contracts .........       3,136       3,492

     Inventories:
          Finished goods ...............................       2,690       2,635
          Work in process ..............................       2,702       1,801
          Materials and supplies .......................      20,075      19,464
                                                             -------     -------
          Total inventories ............................      25,467      23,900

     Prepaid expenses and other ........................       1,533       1,533
     Deferred income taxes .............................       2,683       2,554
                                                             -------     -------
Total Current Assets ...................................      51,010      50,717


Property, plant and equipment
     Land ..............................................       2,090       2,090
     Buildings and improvements ........................      16,948      16,997
     Equipment, furniture and fixtures .................      22,727      22,911
                                                             -------     -------
                                                              41,765      41,998

     Less accumulated depreciation .....................     -21,056     -21,614
                                                             -------     -------
     Net property, plant and equipment .................      20,709      20,384

Other Assets ...........................................         639         870
                                                             -------     -------
Total Assets ...........................................     $72,358     $71,971
                                                             =======     =======

                 See notes to consolidated financial statements.

                                  ODETICS, INC.

                                 (in thousands)




                                                         March 31,    June 30,
                                                           1995         1995
                                                                     (unaudited)
                                                       -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable ........................   $     8,155   $     7,271
     Accrued expenses ..............................         3,693         2,373
     Accrued vacation ..............................         1,178         1,362
     Billings in excess of costs and estimated
           earnings on uncompleted contracts .......         3,955         4,380
     Current portion of long-term debt .............         1,296         1,222
                                                       -----------   -----------
Total current liabilities ..........................        18,277        16,608




Long-term debt - Less current portion ..............        25,757        26,812


Deferred income taxes ..............................           588           599


Stockholders' equity
    Preferred stock, authorized 2,000,000 shares;
       none issued .................................          --            --
    Common  stock, authorized 10,000,000
       shares of class A and 2,600,000
       shares of class B; 4,803,988
       shares of class A and 1,161,031  shares
       of class B issued and outstanding at
       June 30, 1995 - $.10 par value ..............           595           596
   Paid-in capital .................................        21,067        21,067
   Foreign currency translation ....................            46            50
   Retained earnings ...............................         6,028         6,239
                                                       -----------   -----------
Total stockholders' equity .........................        27,736        27,952

                                                       -----------   -----------
Total liabilities and stockholders' equity .........   $    72,358   $    71,971
                                                       ===========   ===========



                 See notes to consolidated financial statements.

                                  ODETICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1994        1995
                                                            --------    --------
Operating activities
  Net income ............................................   $    465   $    211
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization .....................        538        563
      Provision for inventory reserves ..................        543        152
      Provision for losses on accounts receivable .......          0         43
      Provision for deferred income taxes ...............        240         11
      Foreign currency translation gain .................          4          4
      Changes in operating assets and liabilities:
        (Increase) Decrease in accounts receivable ......        946     (1,139)
        (Increase)  in costs and estimated earnings
           in excess of billings on uncompleted contr ...        (40)      (356)
        (Increase) Decrease in inventories and prepaid
           expenses .....................................     (2,520)     1,544
        (Increase) in other assets ......................       (264)      (236)
        (Decrease) in accounts payable and
           accrued expenses .............................     (2,401)    (2,020)
        Increase (Decrease) in billings in excess of cost
          and estimated earnings on uncompleted
          contracts .....................................       (876)       425
                                                            --------    --------
Net cash used in operating activities ...................     (3,365)      (798)



Investing activities
  Purchases of property, plant, and equipment ...........       (769)      (233)
                                                            --------    --------
Net cash used in investing activities ...................       (769)      (233)

Financing activities
  Proceeds from revolving line of credit and
    long-term borrowings ................................      5,730     10,750
  Principal payments on line of credit, long-term
    debt and capital lease obligations ..................     (1,875)    (9,769)
  Proceeds from sale of common stock ....................        374          1
                                                            --------    --------
Net cash provided by financing activities ...............      4,229        982
                                                            --------    --------

Increase (decrease) in cash .............................         95        (49)

   Cash at beginning of year ............................        172        378
                                                            --------    --------
Cash at June 30 .........................................   $    267   $    329
                                                            ========    ========


                 See notes to consolidated financial statements.

                                  ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 1995 and the consolidated results of operations and cash flows for the three-month periods ended June 30, 1994 and 1995. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three-month period ended June 30, 1995 are not necessarily indicative of those to be expected for the entire year.

Note 2 - Income tax expense for the three-month periods ended June 30, 1994 and 1995 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.


Note 3 -       Long-term Debt
                                                           (in thousands)
                                                     March 31,         June 30,
                                                      1995               1995
                                                     --------          --------

               Line of credit                         $14,100           $13,800
               Mortgage note                           11,829            11,637
               Contracts payable                        1,124             2,597
                                                      -------           -------
                                                       27,053            28,034
               Less current portion                     1,296             1,222
                                                      -------           -------
                                                      $25,757           $26,812
                                                      =======           =======

               During April 1995, the Company secured borrowings of $1,750,000 collateralized by equipment, payable in monthly installments through March 1999, including interest at 8.99%.

Note 4 - On November 15, 1994, the Company filed suit in the Superior Court of Los Angeles, California ("California Action"), against E-Systems, Inc. for breach of contract due to cancellation of all remaining purchase orders for ATL Products' DataLibrary and DataTower products under an agreement which extended until 1996. Additionally, the

               Company's suit claims breach of contract for the return and cancellation of a purchase order for ATL Products' ACL 5480 and ACL 2640 products. Shortly prior to the filing of the suit, E-Systems had notified the Company of its cancellation of all purchase orders under the above mentioned agreements due to alleged product reliability problems.

               On February 2, 1995, E-Systems filed a countersuit in the District Court of Dallas, Texas ("Texas Action"), against the Company for breach of good faith and fair dealing whereby it is alleged that the Company did not provide reliable "commercial" products--ATL Products' DataLibrary Systems and DataTower Systems. The Company believes the claims of the countersuit from E-Systems are without merit and will be vigorously defended.

               On May 15, 1995, E-Systems filed a cross-complaint in the California Action ("California Cross-Complaint"). Although somewhat differently phrased than the Texas Action, the California Cross-Complaint appears to seek recovery for the same claims as made by E-Systems in the Texas Action. The California Cross-Complaint is stated in two counts, one pertaining to DataLibraries and one pertaining to DataTowers. The Company believes the claims of the California Cross-Complaint are without merit and will be vigorously defended.

               Both the initial suit and countersuit are in preliminary discovery and other pretrial investigation proceedings and will proceed concurrently in the California Court. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any losses or recovery that may occur from the ultimate resolution of the litigation has been made in the accompanying financial statements.

                                  ODETICS, INC.


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations


        Net sales and contract revenues for the first quarter of fiscal year 1996 decreased approximately $1,048,000, or 4.7% compared to the first quarter of the prior fiscal year. The components of this overall reduction consisted of a decrease in contract revenues (government products) of approximately $2,247,000, or 49.8%, which was partially offset by an increase in net sales (commercial products) of approximately $1,199,000, or 6.7%.

        The 6.7% growth in commercial net sales was primarily due to increased sales in the Company's Broadcast Division. The Broadcast Division's sales growth reflected an increase in shipments of its SpotBank(TM) and the CacheMachine(TM) along with initial revenue shipments of its new Prophet(TM) system. The Company's wholly owned subsidiary, ATL Products, Inc. ("ATL"), experienced a decrease in revenues compared to the same period in the prior fiscal year. This decrease was due to the absence this year of a major customer, E-Systems, which comprised approximately 12% of Odetics' total first quarter net sales and contract revenues for the first quarter of fiscal 1995. Government product revenues decreased primarily due to the slowdown in government spending and the Company's transition away from certain government markets.

        Cost of sales and contract revenues as a percentage of net sales and contract revenues declined from 63.8% for the first quarter of fiscal 1995 to 63.2% as a result of a sales mix favoring products with lower product cost of sales in the current year first quarter.

        Selling, general and administrative (SG&A) expenses increased approximately $232,000 to 24.0% of net sales and contract revenues for the first quarter of fiscal 1996 compared to 21.8% for the comparable quarter in fiscal year 1995. SG&A expenses increased for the first quarter compared to the same period in the prior fiscal year due to increased expenses related to expanding foreign operations in Odetics, Europe Ltd., and Odetics, Asia Pacific, Pte., and increased selling expenses for commissions and advertising related to increased commercial product sales and the timing of the Company's attendance at certain trade shows.

        Research and development (R&D) expenses decreased approximately $357,000 to 8.1% of net sales and contract revenues for the first quarter of fiscal year 1996 compared to 9.3% for the first quarter of 1995. The decrease in R&D expenses as a percentage of net sales and contract revenues reflected the effect of certain cost-cutting measures taken during the second half of fiscal 1995 and completion of certain major R&D programs in the fourth quarter of fiscal 1995.

        Interest expense increased approximately $243,000 for the first quarter of fiscal 1996 compared to the same period during the prior fiscal year primarily due to increased line of credit borrowing and increased cost of borrowings.

        The effective income tax rate was 38% for the first quarter of fiscal 1996 compared to a 34% tax rate for the same period of the prior year. The increase in the effective tax rate projected for fiscal 1996 is due to a reduction in the effect of general business tax credits on total income tax expense.


Liquidity and Sources of Capital


        Although the Company reported net income of $211,000 during the first quarter of fiscal 1995, it used $798,000 of cash to support its operating activities. Product deliveries late in the first quarter contributed to an increase in accounts receivable of $1,139,000 at June 30, 1995, which constrained cash flows from operating activities. The Company also used operating cash flows to reduce accounts payable and other accrued liability balances. The Company has a $17,000,000 bank line of credit providing for borrowings generally at or below the bank's prime rate. Borrowings are available for general working capital purposes, and at June 30, 1995, $3,200,000 was available for borrowing under the line. The Company anticipates that net cash flow from operating activities in conjunction with its bank credit arrangements will be sufficient to execute its operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of June 30, 1995.

                                  ODETICS, INC.

                            PART II OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                  None


           (b)  Reports on Form 8-K

                   There were no reports on Form 8-K filed for the three-month period ended June 30, 1995.

                                  ODETICS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ODETICS, INC.
                                      (Registrant)


                                      By  /s/ Gregory A. Miner
                                        ---------------------------------------

                                        Gregory A. Miner
                                        Vice President, Chief Financial Officer


                                      By  /s/ Gary Smith
                                        ---------------------------------------

                                        Gary Smith
                                        Vice President, Controller
                                        (Principal Accounting Officer)

Date   August 14, 1995
    ------------------