Form 10-K/A
period 1995-03-31
ODETICS INC
filed 1995-09-25
CIK 350868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1995.


                         Commission file number 0-10605

                                 ODETICS, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                                        95-2588496
            (State of or Other Jurisdiction of                                        (I.R.S. Employer
              Incorporation or Organization)                                        Identification No.)

        1515 South Manchester Avenue, Anaheim, CA                                          92802
         (Address of Principal Executive Offices)                                        (Zip Code)

                                 (714) 774-5000
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered pursuant to Section 12(g) of the Act:

                              Title of Each Class

                      Class A Common Stock, $.10 par value

                      Class B Common Stock, $.10 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  YES  X     NO
                                               ----      ----
         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 7, 1995 was approximately $24,516,445.

         Check mark indicates that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of September 7, 1995, there were 4,831,925 shares of registrant's Class A Common Stock and 1,161,031 shares of registrant's Class B Common Stock outstanding.

         Documents incorporated by reference into this report:

                                     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding all executive officers and directors of the Company as of August 31, 1995:

            Name                              Age       Capacities in Which Served
            -----------------------           ---       ------------------------------------------------------
            Joel Slutzky                      56        Chairman of the Board and Chief Executive Officer

            Crandall Gudmundson               64        President and Director

            Jerry Muench                      60        Vice President - Marketing, Secretary and Director

            Kevin C. Daly, Ph.D.              51        Vice President - Chief Technical Officer and Director,
                                                        President - ATL Products, Inc.

            Gordon Schulz                     63        Vice President - Mechanical Engineering

            James Welch                       61        Vice President - Electrical Engineering

            David E. Lewis                    61        Vice President - Commercial Products

            Gregory A. Miner                  40        Vice President and Chief Financial Officer

            Gary Smith                        38        Vice President and Controller

            Ralph Mickelson                   68        Director

            Stanley Molasky                   68        Director

            Leo Wexler                        85        Director

            Paul E. Wright                    64        Director


         Messrs. Slutzky, Gudmundson and Muench are founders of the Company. Mr. Slutzky (age 56) has been Chairman of the Board since the Company's founding in 1969 and Chief Executive Officer since 1975. From May 1993 until January 1994, he assumed the additional responsibilities of Chief Financial Officer on an interim basis following the retirement of the Company's former Chief Financial Officer. In January 1994, Gregory A. Miner joined the Company as Chief Financial Officer. Mr. Gudmundson (age 64) has served as President of the Company since 1975 and has been a director since 1979. Mr. Muench (age 60) has served as a director and Secretary since 1969 and as Vice President - Marketing since 1975. Dr. Daly (age 51) was appointed a director of the Company in June 1993 and has served as Vice President-Chief Technical Officer of the Company since 1987. Dr. Daly also has been President of the Company's wholly-owned subsidiary ATL Products, Inc., since its formation in 1993.

         Messrs. Molasky and Wexler have been directors of the Company since 1969, and Mr. Mickelson has been a director of the Company since 1975. For over ten years, Mr. Mickelson (age 67) has been a senior partner in the Chicago law firm of Rudnick & Wolfe. Since 1985, Mr. Molasky (age 68) has been self-employed as an investor. For over ten years, Mr. Wexler (age 85) has been self-employed as an investor. Mr. Wright (age 64) was appointed an outside director of the Company in June 1993; he has served as Chairman of Chrysler Technologies Corp., the aerospace and defense electronics subsidiary of Chrysler Corporation, since 1988.

         Messrs. Schulz and Welch are founders of the Company. Mr. Schulz has served as Vice President - Mechanical

Engineering since 1983. Mr. Welch has served as Vice President - Electrical Engineering since 1983. Mr. Lewis has served as Vice President - Commercial Products since 1983. Mr. Miner has served as Vice President and Chief Financial Officer since joining the Company in January 1994; previously he served as Vice President, and Chief Financial Officer and a member of the Board of Directors of Laser Precision Corporation, a manufacturer of fiber optic test equipment, since December 1984. Mr. Smith has served as Controller since 1992 and was appointed Vice President in August 1994; previously he served as Assistant Controller since 1990 and previous to that as Senior Financial Analyst since 1986.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 31, 1995, 1994 and 1993 of those persons who were, as of March 31, 1995, the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended March 31, 1995 (the "named officers"):

                           Summary Compensation Table


                                                                           Long-Term
                                                    Annual               Compensation
                                                 Compensation               Awards
                                            -----------------------    -----------------
                                                                    Restricted
                                Fiscal                                Stock     Options       All Other
 Name and Principal Position     Year         Salary(1)    Bonus      Awards    (Shares)    Compensation(2)
 ---------------------------    -----         ---------    -----     ---------  --------    ---------------
Joel Slutzky  . . . . . . . .    1995          $284,441   $25,000          -         -        $2,994
  Chairman of the Board and      1994           260,906    25,000     $3,616    33,000         3,123
  Chief Executive Officer        1993           252,287         -          -    28,000         2,572

Gregory Miner(3)  . . . . . .    1995           201,827    57,500(3)       -         -             -
  Vice President and             1994            29,284     7,500          -    23,000             -
  Chief Financial Officer

Crandall Gudmundson . . . . .    1995           179,464         -          -         -         2,606
  President                      1994           173,864    15,000      2,792    15,000         2,693
                                 1993           154,378         -          -    11,500         1,733

Gordon Schulz . . . . . . . .    1995           179,293         -          -         -         1,890
  Vice President -               1994           173,668    10,000      3,008     7,500         1,344
  Mechanical Engineering         1993           164,974         -          -    11,000         1,870

James Welch . . . . . . . . .    1995           172,776         -          -         -         1,012
  Vice President -               1994           173,400    10,000      2,856     7,500             -
  Electrical Engineering         1993           164,195         -          -    11,000             -

- - - -----------------

(1) Represents all amounts earned during the fiscal years shown, including amounts deferred under the Company's Executive Deferral Plan and the Company's 401(k) Plan.

(2) Represents the Company's matching contribution to the respective accounts of the named officers under the Company's 401(k) Plan.

(3) Mr. Miner joined the Company in January 1994. Pursuant to the Company's offer of employment to Mr. Miner, he was guaranteed a minimum level of compensation in his first year of employment.

         Directors who are not associates of the Company receive an annual fee of $12,000 per year, paid quarterly. Additionally they receive $1,500 for each Board meeting attended in person and $250 for each telephone conference Board meeting.

         The Company did not grant any options, under its 1994 Long-Term Incentive Equity Plan or otherwise, during fiscal 1995 to any of the named officers.

         The following table sets forth certain information with respect to stock options exercised during fiscal 1995 by each of the named officers:

   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                              Number of Unexercised    Value of Unexercised
                                                                 Options Held at      In-the-Money Options At
                                                                  March 31, 1995          March 31, 1995(2)
                                                              ---------------------   -----------------------
                       Shares Acquired          Value
         Name            on Exercise         Realized(1)     Exercisable    Unexercisable  Exercisable  Unexercisable
- - - --------------------- -----------------  ------------------- ----------     -----------     ----------  -----------
                           Class A             Class A         Class A        Class A        Class A      Class A
                           -------             -------         -------        -------        -------      -------
Joel Slutzky  . . . .      5,600            $13,300            40,300          36,000        $ 7,775         -
Gregory Miner . . . .          -                  -             7,667          15,333              -         -
Crandall Gudmundson .      3,300              7,838            19,550          15,750          4,450         -
Gordon Schulz . . . .      3,200              7,600            16,500          10,500          4,300         -
James Welch . . . . .      3,200              7,600            16,500          10,500          4,300         -

- - - -----------------
(1) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Company's Common Stock as reported by the Nasdaq National Market) as of December 21, 1995 (the date that the options were exercised) which was $6.75 and multiplying the resulting number by the number of underlying shares of Common Stock.

(2) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Company's Common Stock as reported by the Nasdaq National Market) as of March 31, 1995 ($5.50 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.


         The Company has not entered into employment agreements with any of the officers named in the foregoing tables. Consequently, there is no agreement or policy which would result in any such named officer being entitled to severance payments or any other compensation as a result of such officer's termination.

ASSOCIATE BENEFIT PLANS

         The Company maintains a Profit Sharing Plan and Trust (the "Profit Sharing Plan"), which qualifies under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). The Profit Sharing Plan provides that associates who meet a six-month service requirement automatically become participants. Each fiscal year, the Company, at its discretion, makes a contribution to the Profit Sharing Plan. The Company may contribute Class A Common Stock or cash to the Profit Sharing Plan. These contributions are allocated to separate accounts of the participants in proportion to their relative compensation, and are held in trust and invested. Participant accounts are credited with investment gains and losses. Vesting depends on the participant's years of service, with contributions being fully vested after the participant has five years of service. When an associate leaves the Company, his account under the Profit Sharing Plan, if vested, becomes distributable in a lump sum or over a period of time, at the discretion of the Profit Sharing Plan Administrator. No contributions were made to the Profit Sharing Plan for fiscal years 1995, 1994, and 1993.

         The Profit Sharing Plan also includes the Odetics, Inc. 401(k) Plan (the "401(k) Plan"). Under the 401(k) Plan, associates with at least six months of service with the Company or any subsidiary may elect to defer up to 15% of their annual compensation not to exceed limits set by the Code. The maximum deferral for calendar year 1995 is $9,140.

         The Company maintains an Associate Stock Ownership Plan (the "ASOP"), which qualifies under Section 401 of the Code. The ASOP provides that associates who meet a six-month service requirement automatically become participants. Each fiscal year, the Company, at its discretion, makes a contribution to the ASOP. The Company may contribute Class A Common Stock, or the cash to buy Class A Common Stock. These contributions are allocated to separate accounts of the participants in proportion to their relative compensation, and are held in trust. Vesting depends on the participant's years of service, with contributions being fully vested after the participant has five years of service. When an associate leaves the Company, his account under the ASOP, if vested, is distributed in shares of Class A Common Stock. The Company did not contribute any shares of Class A Common Stock to the ASOP for fiscal year 1995.

         The Company maintains an Executive Deferral Plan (the "Deferral Plan") which is intended to provide deferred compensation benefits to designated executives of the Company who contribute to the Company's growth and success. Eligible executives may elect to defer up to 75%, but not less than $5,000, of their annual compensation. Participation in the Deferral Plan is voluntary and may be discontinued at any time. Payment of benefits commences upon the retirement, death, disability of termination of employment of a participating executive.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No directors of the Company other than those identified above as members of the Compensation Committee served on that Committee during fiscal 1995. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during fiscal 1995. None of the executive officers of the Company has served on the Board of Directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 7, 1995, the number and percentage ownership of the Company's Class A Common Stock and Class B Common Stock by (i) all persons known to the Company to own beneficially more than 5% of either class of outstanding Common Stock (based upon reports filed by such persons with the Securities and Exchange Commission), (ii) each of the named officers in the Summary Compensation Table which appears elsewhere herein, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the Common Stock shown as beneficially owned. An asterisk denotes beneficial ownership of less than 1%.

                                                     Class A Common Stock                   Class B Common Stock
                                           ---------------------------------------     ---------------------------------
                  Name and Address            Amount & Nature of                       Amount & Nature of
                 of Beneficial Owner       Beneficial Ownership(1)   Percent (2)      Beneficial Ownership   Percent (2)
            -----------------------------  -----------------------   -----------     ---------------------  ------------

            Gerald A. Weber . . . . . .           330,868(3)              6.9%           195,524(3)            16.8%
            222 N. La Salle, Suite 800
            Chicago, Illinois 60601
            Joel Slutzky(3)(4)  . . . .            96,607                 2.0%           258,669               22.3%
            Crandall Gudmundson(4)  . .            93,879                 2.0%            73,278                6.3%
            Jerry Muench(4) . . . . . .            80,017(5)              1.7%            72,860(6)             6.3%
            Kevin C. Daly, Ph.D.(4) . .            43,272                 *                    --                 --
            James Welch(4)  . . . . . .            82,189                 1.7%            63,375                5.5%
            Gordon Schulz(4)  . . . . .            89,578                 1.8%            69,302                6.0%
            Gregory A. Miner(4) . . . .             7,667                 *                   --                  --
            Leo Wexler  . . . . . . . .             7,288(7)              *               24,728(8)             2.1%
            Stanley Molasky . . . . . .            45,002                 *               48,268                4.2%
            Ralph R. Mickelson  . . . .            25,825                 *               20,445(9)             1.8%
            Paul E. Wright  . . . . . .             8,725                 *                   --                  --
            All executive officers and
            directors as a group (13
            persons)  . . . . . . . . .           635,537               13.2%            634,703               54.7%


_________________

(1) Included in the shares shown are shares subject to currently exercisable options as follows: Joel Slutzky, 40,300; Crandall Gudmundson, 19,550; Jerry Muench, 18,333; Kevin C. Daly Ph.D., 25,800; James Welch, 16,500; Gordon Schulz, 16,500; Gregory A. Miner, 7,667; Leo Wexler, 5,325; Stanley Molasky, 5,325; Ralph R. Mickelson, 5,325; Paul E. Wright, 725; and all executive officers and directors as a group, 180,573.

(2) Included as outstanding for purposes of these calculations were 4,831,925 shares of Class A Common Stock or 1,161,031 shares of Class B Common Stock, as the case may be, outstanding as of September 7, 1995 plus, in the case of a particular person or group, the shares of Class A Common Stock or Class B Common Stock, as the case may be, subject to currently exercisable options (which are deemed to include options exercisable within 60 days after September 7, 1995) held by that person or group, which options are specified in note 1. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options are not deemed to be outstanding for purposes of this calculation.

(3) All of the shares shown are owned beneficially of record by various trusts with respect to which Mr. Weber serves as trustee or co-trustee. Mr. Weber shares investment and voting power as to 115,528 of the shares of Class A Common Stock and 120,977 of the shares of Class B Common Stock shown. Mr. Weber exercises sole investment and voting power over the remaining 215,340 shares of Class A Common Stock and 74,547 shares of Class B Common Stock shown. The shares of Class A Common Stock and shares of Class B Common Stock shown includes an aggregate of 274,079 shares of Class A Common Stock and 141,136 shares of Class B Common Stock, respectively, held in trust for the benefit of children and relatives of Mr. Slutzky, as to which shares Mr. Slutzky has no investment or voting power and disclaims any beneficial ownership. The shares of Class A Common Stock and shares of Class B Common Stock shown also include 27,879 shares of Class A Common Stock and 26,978 shares of Class B Common Stock, respectively, held in trust for the benefit of the children of Mr. Wexler, as to which shares Mr. Wexler has no investment or voting power and disclaims any beneficial ownership.

(4) The address for each of these persons is 1515 So. Manchester Avenue, Anaheim, California 92802.

(5) Also includes 31,114 shares of Class A Common Stock as to which Mr. Muench shares investment and voting power with his wife.

(6) Also includes 31,114 shares of Class B Common Stock as to which Mr. Muench shares investment and voting power with his wife.

(7) The shares shown do not include 27,879 shares held in trust for the benefit of relatives of Mr. Wexler, as to which Mr. Wexler has no investment or voting power and disclaims any beneficial ownership.

(8) The shares shown include 18,940 shares held in trust for the benefit of Mr. Wexler and his relatives, as to which Mr. Wexler shares investment and voting power with his son. The shares shown do not include 26,978 shares held in trust for the benefit of relatives of Mr. Wexler, as to which Mr. Wexler has no investment or voting power and disclaims any beneficial ownership.

(9) The shares shown include 18,445 shares held in trust for the benefit of Mr. Mickelson's wife, as to which Mr. Mickelson shares investment and voting power with his wife.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ODETICS, INC.



September 25, 1995                     By /s/ Gregory Miner
                                          -------------------------------------
                                          Gregory Miner, Chief Financial Officer