Form 10-Q
period 1995-09-30
ODETICS INC
filed 1995-11-14
CIK 350868

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995
                              ------------------------------------------------

                                       OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to ____________________

Commission file number      0-10605
                      --------------------------------------------------------



                                 ODETICS, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                             95-2588496
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



                1515 SOUTH MANCHESTER AVE., ANAHEIM, CA               92802
-------------------------------------------------------------------------------
               (Address of principal executive offices)             (Zip Code)


                                (714) 774-5000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES  X            NO
         -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of Common Stock outstanding as of November 08, 1995

                   Class A Common Stock  -  4,923,999 shares.
                   Class B Common Stock  -  1,161,031 shares.

                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTH AND THE
         SIX MONTHS ENDED SEPTEMBER 30, 1994 AND 1995 (UNAUDITED)            3

         CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1995 AND
         SEPTEMBER 30, 1995 (UNAUDITED)                                      4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
         ENDED SEPTEMBER 30, 1994 AND 1995 (UNAUDITED)                       6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 9

PART II  OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    11

         SIGNATURES                                                          12

                         PART 1 FINANCIAL INFORMATION

                                 ODETICS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                 (in thousands except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended         Six Months Ended
                                                             September 30,             September 30,
                                                        -----------------------     ------------------
                                                         1994            1995        1994       1995
                                                        -------         -------     -------    -------
Net sales and contract revenues:
  Net sales                                             $19,426         $21,681     $37,395     $40,848
  Contract revenues                                       3,244           2,804       7,760       5,074
                                                        -------         -------      ------     -------
                                                         22,670          24,485      45,155      45,922

Costs and expenses:
  Cost of sales                                          12,828          14,450      25,143      26,635
  Cost of contract revenues                               1,583           1,509       3,613       2,868
  Selling, general and administrative expenses            5,384           5,625      10,295      10,768
  Research and development expenses                       2,309           1,654       4,396       3,384
  Interest expense                                          489             603         926       1,283
                                                        -------         -------      ------     -------
                                                         22,593          23,841      44,373      44,938
                                                        -------         -------      ------     -------

Income before income taxes                                   77             644         782         984

Income taxes                                                 26             245         266         374
                                                        -------         -------      ------     -------
Net Income                                              $    51         $   399      $  516     $   610
                                                        =======         =======      ======     =======

Weighted average number of common shares outstanding      6,014           6,058       5,987       6,011
                                                        =======         =======      ======     =======
Net income per share of common stock                    $  0.01         $  0.07      $ 0.09     $  0.10
                                                        =======         =======      ======     =======

                See notes to consolidated financial statements.

                    ODETICS, INC.

             CONSOLIDATED BALANCE SHEETS
                    (in thousands)

                                                      March 31,    Sept. 30,
                                                        1995        1995
                                                                  (unaudited)
                                                      ---------   ----------
    ASSETS
    Current assets
         Cash                                         $    378     $    181
         Trade accounts receivable                      17,813       18,896
         Costs and estimated earnings in excess
              of billings on uncompleted contracts       3,136        3,854

         Inventories:
              Finished goods                             2,690        2,893
              Work in process                            2,702        1,905
              Materials and supplies                    20,075       18,606
                                                      --------     --------
              Total inventories                         25,467       23,404

         Prepaid expenses and other                      1,533        1,541
         Deferred income taxes                           2,683        2,309
                                                      --------     --------
    Total current assets                                51,010       50,185


    Property, plant and equipment:
         Land                                            2,090        2,090
         Buildings and improvements                     16,948       17,345
         Equipment, furniture and fixtures              22,727       23,419
                                                      --------     --------
                                                        41,765       42,854

         Less accumulated depreciation                 (21,056)     (22,155)
                                                      --------     --------
         Net property, plant and equipment              20,709       20,699

    Other assets                                           639        1,126
                                                      --------     --------
    Total assets                                      $ 72,358     $ 72,010
                                                      ========     ========

               See notes to consolidated financial statements.

                 ODETICS, INC.

          CONSOLIDATED BALANCE SHEETS
                (in thousands)


                                                  March 31,    Sept. 30,
                                                    1995         1995
                                                              (unaudited)
                                                  ---------   -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Trade accounts payable                        $ 8,155      $ 8,126
     Accrued expenses                                3,693        2,704
     Accrued vacation                                1,178        1,332
     Billings in excess of costs and estimated
        earnings on uncompleted contracts            3,955        5,394
     Current portion of long-term debt               1,296        1,539
                                                   -------      -------
 Total current liabilities                          18,277       19,095


 Long-term debt - less current portion              25,757       23,909


 Deferred income taxes                                 588          599


 Stockholders' equity
    Preferred stock, authorized 2,000,000 shares;
        none issued                                      -            -
    Common stock, authorized 10,000,000
        shares of class A and 2,600,000 shares
        of class B; 4,831,925 shares of
        class A and 1,161,031 shares of
        class B issued and outstanding at
        September 30, 1995 - $.10 par value            595          599
     Paid-in capital                                21,067       21,119
     Foreign currency translation                       46           51
     Retained earnings                               6,028        6,638
                                                   -------      -------
 Total stockholders' equity                         27,736       28,407
                                                   -------      -------
 Total liabilities and stockholders' equity        $72,358      $72,010
                                                   =======      =======

                See notes to consolidated financial statements.

                              ODETICS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                                 Six Months Ended
                                                                  September 30,
                                                                ------------------
                                                                 1994       1995
                                                                -------    -------
   Operating activities
    Net income                                                  $   516    $   610
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                              1,127      1,269
       Provision for inventory reserves                             831        304
       Provision for losses on accounts receivable                   84         66
       Provision for deferred income taxes                          141         11
       Foreign currency translation gain                              5          5
       (Gain) on sale of equipment                                    0        (30)
       Changes in operating assets and liabilities:
         (Increase) Decrease in accounts receivable                  46     (1,149)
         (Increase) Decrease in costs and estimated earnings
            in excess of billings on uncompleted contracts           86       (718)
         (Increase) Decrease in inventories and prepaid
            expenses                                             (5,289)     2,125
         (Increase) in other assets                                (330)      (552)
         (Decrease) in accounts payable and
            accrued expenses                                     (2,026)      (864)
         Increase (Decrease) in billings in excess of cost
            and estimated earnings on uncompleted
            contracts                                              (742)     1,439
                                                                -------    -------
    Net cash provided by (used in) operating activities          (5,551)     2,516

    Investing activities
      Purchases of property, plant, and equipment                (1,334)    (1,214)
      Proceeds from sale of equipment                                 0         47
                                                                -------    -------
    Net cash used in investing activities                        (1,334)    (1,167)

    Financing activities
      Proceeds from revolving line of credit and
       long-term borrowings                                      11,870     18,219
      Principal payments on line of credit, long-term
       debt and capital lease obligations                        (5,305)   (19,824)
      Proceeds from sale of common stock                            383         59
                                                                -------    -------
    Net cash provided by (used in) financing activities           6,948     (1,546)
                                                                -------    -------
    Increase (decrease) in cash                                      63       (197)

     Cash at beginning of year                                      172        378
                                                                -------    -------
     Cash at September 30                                       $   235    $   181
                                                                =======    =======

           See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - In the opinion of management, the accompanying unaudited consolidated
------ financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 1995 and it's results of operations for the three-month and six-month periods ended September 30, 1994, and 1995 and it's cash flows for the six-month periods ended September 30, 1994 and 1995. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the six-month period ended September 30, 1995 are not necessarily indicative of those to be expected for the entire year.

Note 2 - Income tax expense for three-month and the six-month periods ended
------ September 30, 1994 and 1995 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

Note 3 - Long-term Debt
------

                                               (in thousands)
                                        March 31,      September 30,
                                          1995             1995
                                        ---------      -------------
         Line of credit                  $14,100           $11,300
         Mortgage note                    11,829            11,444
         Contracts payable                 1,124             2,704
                                         -------           -------
                                          27,053            25,448
         Less current portion              1,296             1,539
                                         -------           -------
                                         $25,757           $23,909
                                         =======           =======

         During April 1995, the Company secured borrowings of $1,750,000 collateralized by equipment, payable in monthly installments through March 1999, including interest at 8.99%. In the second quarter of fiscal 1996, the Company violated certain of the financial covenants in its line of credit agreement with its primary banks. The Company received a waiver of those covenants as of September 30, 1995 and anticipates an amendment to the financial covenants in the line of credit agreement during the third quarter of fiscal 1996.

Note 4 - On November 15, 1994, the Company filed suit in the Superior Court of
------ Los Angeles, California ("California Action"), against E-Systems, Inc. for breach of contract due to cancellation of all remaining purchase orders for ATL Products' DataLibrary and DataTower products under an agreement which extended until 1996. Additionally, the Company's suit claims breach of contract for the return and cancellation of a purchase order for ATL Products' ACL 5480 and ACL 2640 products. Shortly prior to the filing of the suit, E-Systems had notified the Company of its cancellation of all purchase orders under the above mentioned agreements due to alleged product reliability problems.

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


         In June 1995, the Company filed suit against Storage Technology Corporation ("Storage Technology") and certain other defendants in United States Federal Court for the Eastern District of Virginia, Alexandria Division, alleging that certain products manufactured and sold by Storage Technology infringe on the Company's patented technology. The Company seeks injunctive relief against further infringement and monetary damages according to proof, which are subject to trebling under certain circumstances. In its answer to the Company's complaint in this action, Storage Technology has asserted counterclaims against the Company and the ATL Products Division for alleged infringement of certain patented technology of Storage Technology. The matter is scheduled for trial on January 22, 1996. Management intends to vigorously prosecute the Company's claim and defend against Storage Technology's counterclaims. No prediction can be made as to the likely outcome of this matter, but management believes that the outcome of the suit is not likely to have a material adverse effect on the Company's business or financial condition.

                                 ODETICS, INC.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations


     Net sales and contract revenues for the second quarter of fiscal year 1996 increased approximately $1,815,000, or 8.0%, compared to the second quarter of the prior fiscal year. The components of this overall increase consisted of an increase in net sales (commercial products) of approximately $2,255,000, or 11.6%, which was partially offset by a decrease in contract revenues (government products) of approximately $440,000, or 13.6%. Net sales and contract revenues for the six month period of fiscal year 1996 increased approximately $767,000, or 1.7%, compared to the same period in the prior fiscal year. For the six month period of fiscal year 1996 net sales were up 9.2%, and contract revenues were down 34.6%.

     The growth in net sales for the second quarter and six month period was primarily due to increased sales in the Company's Broadcast Division. The Broadcast Division's sales growth reflected an increase in shipments of its SpotBank/TM/ and the Cache Machine/TM/ along with initial revenues of its new TCS45/TM/ system. The Communication Division also showed strong growth in its synchronization product line with sales of its recently developed cellular synchronization system sold into the Korean telecom market. The Company's wholly owned subsidiary, ATL Products, Inc ("ATL") experienced a decrease in revenues compared to the same period in the prior fiscal year. This decrease was due to the absence this year of a major customer, E-Systems, which comprised approximately 13% of Odetics' total net sales and contract revenues for the second quarter and six month periods of fiscal 1995. ATL showed strong growth in its' product lines utilizing DLT, which helped partially offset the overall decrease in ATL revenues. Government product revenues decreased primarily due to the slowdown in government spending and the Company's transition away from certain government markets.

     Cost of sales and contract revenues as a percentage of net sales and contract revenues ("cost of sales percentage") increased to 65.2% from 63.6% during the same period in the prior fiscal year. The cost of sales percentage for the six month period of fiscal 1996 increased to 64.2% from 63.7% for the same period in the prior fiscal year. This increase was a result of a sales mix favoring increased commercial product sales which generally carry a higher cost of sales percentage and a decline in government sales which traditionally carry a lower cost of sales percentage.

     Selling, general and administrative (SG&A) expenses increased approximately $241,000, though as a percentage of net sales and contract revenues, SG&A declined to 23.0% compared to 23.7% in the comparable quarter in the prior fiscal year. SG&A expenses increased approximately $473,000 to 23.4% of net sales and contract revenues for the six months of fiscal 1996 compared to the 22.8% for the comparable period in the prior fiscal year. SG&A expenses increased for the second quarter and six month period compared to the same periods in the prior fiscal year primarily due to professional fees related to the E-Systems litigation.

     Research & development (R&D) expenses decreased approximately $655,000 to 6.8% of net sales and contract revenues for the second quarter of fiscal year 1996 compared to 10.2% for the second quarter of fiscal 1995. R&D expenses for the first six months of fiscal 1996 decreased approximately $1,012,000 to 7.4% of net sales and contract revenues compared to 9.7% for the comparable period in the prior fiscal year. The decrease in R&D expenses as a percentage of net sales and contract revenues reflected the effect of certain cost-cutting measures taken during the second half of fiscal 1995 and completion of certain major R&D programs in the fourth quarter of fiscal 1995.

     Interest expense increased approximately $114,000 and $357,000 for the second quarter and six month periods of fiscal 1996, respectively, compared to the same periods for the prior fiscal year. This increase was primarily due to increased line of credit borrowings and increased interest costs.

     The effective income tax rate was 38% for the six month period of fiscal 1996 compared to a 34% tax rate for the same period in the prior fiscal year. The increase in the effective tax rate projected for fiscal 1996 is due to a reduction in the effect of general business tax credits on total income tax expense.


 Liquidity and Sources of Capital

     The Company reported net income of $610,000 during the first six months of fiscal 1996 and cash flow from operating activities of $2,516,000. This was primarily due to a decrease in inventories and prepaid expenses of $2,125,000. The Company has a $17,000,000 bank line of credit providing for borrowings generally at or below the bank's prime rate. Borrowings are available for general working capital purposes, and at September 30, 1995, $5,700,000 was available for borrowing under the line. The Company anticipates that net cash flow from operating activities in conjunction with its bank credit arrangements will be sufficient to execute its operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of September 30, 1995.

                                 ODETICS, INC.

                           PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                None


         (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed
                for the three-month period ended
                September 30, 1995.

                                 ODETICS, INC.


                                  SIGNATURES
                                  ----------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ODETICS, INC.
                                            (Registrant)


                                            By  /s/ Gregory A. Miner
                                                ------------------------------
                                                Gregory A. Miner
                                                Vice President,
                                                Chief Financial Officer


                                            By  /s/ Gary Smith
                                                ------------------------------
                                                Gary Smith
                                                Vice President, Controller
                                                (Principal Accounting Officer)

 Date   August 14, 1995
     ------------------