Form 10-Q
period 1995-12-31
ODETICS INC
filed 1996-02-14
CIK 350868

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                                               December 31, 1995
For the quarterly period ended__________________________________________________

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to ______________________

                                                 0-10605
Commission file number__________________________________________________________


                                 ODETICS, INC.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                      95-2588496
_____________________________________________         _________________________
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                            Identification No.)


                 1515 SOUTH MANCHESTER AVE., ANAHEIM, CA 92802
________________________________________________________________________________
             (Address of principal executive offices)  (Zip Code)

                                (714) 774-5000
             ____________________________________________________
             (Registrant's telephone number, including area code)


________________________________________________________________________________
   (Former name, former addressed and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of February 09, 1996

                   Class A Common Stock - 4,928,149 shares.
                   Class B Common Stock - 1,161,031 shares.

                                     INDEX
                                     -----

PART I    FINANCIAL INFORMATION                                           PAGE
-------------------------------                                           ----
ITEM 1.   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS AND
          THE NINE MONTHS ENDED DECEMBER 31, 1994 AND
          1995 (UNAUDITED)                                                  3

          CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1995
          AND DECEMBER 31, 1995 (UNAUDITED)                                 4

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          THE NINE MONTHS ENDED DECEMBER 31, 1994 AND
          1995 (UNAUDITED)                                                  6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                        9

PART II   OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 12

          SIGNATURES                                                       13

                         PART 1 FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                          December 31,          December 31,
                                                      -------------------    ------------------
                                                        1994       1995       1994        1995
                                                      -------     -------    -------    -------
Net sales and contract revenues:
  Net sales                                           $19,901     $24,356    $57,296    $65,204
  Contract revenues                                     3,051       3,038     10,811      8,112
                                                      -------     -------    -------    -------
                                                      $22,952     $27,394    $68,107    $73,316

Costs and expenses:
  Cost of sales                                        13,375      16,684     38,517     43,319
  Cost of contract revenues                             1,563       1,364      5,177      4,232
  Selling, general and administrative expenses          5,308       6,073     15,603     16,841
  Research and development expenses                     2,643       1,573      7,039      4,957
  Nonrecurring charge                                   4,393           0      4,393          0
  Interest expense                                        545         552      1,471      1,835
                                                      -------     -------    -------    -------
                                                       27,827      26,246     72,200     71,184
                                                      -------     -------    -------    -------

Income (loss) before income taxes                      (4,875)      1,148     (4,093)     2,132

Income taxes (benefit)                                 (1,617)        423     (1,351)       797
                                                      -------     -------    -------    -------
Net Income (loss)                                     $(3,258)    $   725    $(2,742)   $ 1,335
                                                      =======     =======    =======    =======

Weighted average number of common shares outstanding    5,960       6,309      5,969      6,099
                                                      =======     =======    =======    =======

Net income (loss) per share of common stock           $ (0.55)    $  0.11    $ (0.46)   $  0.22
                                                      =======     =======    =======    =======

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                      March 31,       Dec. 31,
                                                        1995            1995
ASSETS                                                              (unaudited)
                                                      ---------     -----------
Current assets
  Cash                                                $    378       $  1,583
  Trade accounts receivable                             17,813         20,647
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                 3,136          4,305

  Inventories:
    Finished goods                                       2,690          3,123
    Work in process                                      2,702          1,374
    Materials and supplies                              20,075         18,622
                                                      ---------     -----------
    Total inventories                                   25,467         23,119
                                                      ---------     -----------

  Prepaid expenses and other                             1,533          1,217
  Deferred income taxes                                  2,683          1,886
                                                      ---------     -----------
Total current assets                                    51,010         52,757

Property, plant and equipment:
  Land                                                   2,090          2,090
  Buildings and improvements                            16,948         17,737
  Equipment, furniture and fixtures                     22,727         24,071
                                                      ---------     -----------
                                                        41,765         43,898

  Less accumulated depreciation                        (21,056)       (22,822)
                                                      ---------     -----------
  Net property, plant and equipment                     20,709         21,076

Other assets                                               639          1,206
                                                      ---------     -----------
Total assets                                          $ 72,358       $ 75,039
                                                      =========     ===========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                      March 31,       Dec. 31,
                                                        1995            1995
LIABILITIES AND STOCKHOLDERS' EQUITY                                (unaudited)
                                                     -----------    -----------
Current liabilities
  Trade accounts payable                               $ 8,155        $ 9,657
  Accrued expenses                                       3,693          3,032
  Accrued vacation                                       1,178          1,437
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                    3,955          5,222
  Current portion of long-term debt                      1,296          1,459
                                                     -----------    -----------
Total current liabilities                               18,277         20,807

Long-term debt-less current portion                     25,757         24,226

Deferred income taxes                                      588            586

Stockholders' equity
  Preferred stock, authorized 2,000,000 shares;
    none issued                                             --             --
  Common stock, authorized 10,000,000
    shares of class A and 2,600,000 shares
    of class B; 4,887,857 shares of
    class A and 1,161,031 shares of
    class B issued and outstanding at
    December 31, 1995 - $.10 par value                     595            605
  Paid-in capital                                       21,067         21,427
  Foreign currency translation                              46             25
  Retained earnings                                      6,028          7,363
                                                     -----------    -----------
Total stockholders' equity                              27,736         29,420
                                                     -----------    -----------

Total liabilities and stockholders' equity             $72,358        $75,039
                                                     ===========    ===========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                               December 31,
                                                         -----------------------
                                                            1994         1995
                                                         ----------   ----------
OPERATING ACTIVITIES
 Net income (loss)                                        $ (2,742)   $  1,335
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                             1,762       2,026
   Provision for inventory reserves                          4,737         946
   Provision for losses on accounts receivable                 752          99
   Provision for deferred income taxes                      (1,645)        795
   Foreign currency translation gain (loss)                      8         (21)
   (Gain) on sale of equipment                                   0         (30)
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable                         (609)     (2,933)
    (Increase) Decrease in costs and estimated earnings
      in excess of billings on uncompleted contracts           390      (1,169)
    (Increase) Decrease in inventories and prepaid
      expenses                                              (8,858)      1,718
    (Increase) in other assets                                (268)       (719)
    Increase in accounts payable and
      accrued expenses                                         501       1,100
    Increase (Decrease) in billings in excess of cost
      and estimated earnings on uncompleted
      contracts                                               (331)      1,267
                                                          ----------  ----------
Net cash provided by (used in) operating activities         (6,303)      4,414


INVESTING ACTIVITIES
 Purchase of property, plant and equipment                  (1,831)     (2,258)
 Proceeds from sale of equipment                                 0          47
                                                          ----------  ----------
Net cash used in investing activities                       (1,831)     (2,211)

FINANCING ACTIVITIES
 Proceeds from revolving line of credit and
  long-term borrowings                                      20,411      27,360
 Principal payments on line of credit, long-term
  debt and capital lease obligations                       (12,541)    (28,728)
 Proceeds from sale of common stock                            546         370
                                                          ----------  ----------
Net cash provided by (used in) financing activities          8,416        (998)
                                                          ----------  ----------

Increase in cash                                               282       1,205

 Cash at beginning of year                                     172         378
                                                          ----------  ----------
Cash at December 31                                        $   454    $  1,583
                                                          ==========  ==========


                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1-   In the opinion of management, the accompanying unaudited consolidated
------ financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position as of December 31, 1995 and its results of operations for the three-month and nine-month periods ended December 31, 1994, and 1995 and its cash flows for the nine-month periods ended December 31, 1994 and 1995. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine-month period ended December 31, 1995 are not necessarily indicative of those to be expected for the entire year.

Note 2-   Income tax expense for three-month and nine-month periods ended
------ December 31, 1994 and 1995 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

Note 3-   Long-term Debt
------

                                                           (in thousands)
                                                      March 31,     December 31,
                                                        1995            1995
                                                    ------------    ------------
          Line of credit                              $14,100         $12,000
          Mortgage note                                11,829          11,246
          Contracts payable                             1,124           2,439
                                                    ------------    ------------
                                                       27,053          25,685
          Less current portion                          1,296           1,459
                                                    ------------    ------------
                                                      $25,757         $24,226
                                                    ============    ============

          During April 1995, the Company secured borrowings of $1,750,000 collateralized by equipment, payable in monthly installments through March 1999, including interest at 8.99%.

Note 4-   On November 15, 1994, the Company filed suit in the Superior Court
------ of Los Angeles, California ("California Action"), against E-Systems, Inc. for breach of contract due to cancellation of all remaining purchase orders for ATL Products' DataLibrary and DataTower products under an agreement which extended until 1996. Additionally, the Company's suit claims breach of contract for the return and cancellation of a purchase order for ATL

Products' ACL 5480 and ACL 2640 products. Shortly prior to the filing of the suit, E-Systems had notified the Company of its cancellation of all purchase orders under the above mentioned agreements due to alleged product reliability problems.

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

The Company has two pending actions against Storage Technology Corporation and certain other defendants alleging that certain products manufactured by Storage Technology infringe the Company's patented technology. The first action was filed by the Company in June 1995 and the second action was filed by the Company in December 1995, both in the United States District Court for the Eastern District of Virginia. In the first action, Storage Technology asserted counterclaims against the Company and the ATL Products Division for alleged infringement of three patents of Storage Technology. The first action was tried in January 1996 and resulted in judgement finding that Odetics' patent was not invalid, but Storage Technology did not infringe the three claims asserted. Management intends to appeal this judgement as being incorrect as a matter of law. Storage Technology's counterclaims against Odetics were dismissed or resolved between the parties without findings of infringement or monetary liability. In the second action, Storage Technology has not yet provided its answer to the complaint. No prediction can be made as to the likely outcome of the second action or the appeal in the first action, but management believes that the outcomes of both actions are not likely to have material adverse effects on the Company's business or financial condition.

                                 ODETICS, INC.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Net sales and contract revenues for the third quarter of fiscal year 1996 increased approximately $4,442,000, or 19.4%, compared to the third quarter of the prior fiscal year. The components of this overall increase consisted of an increase in net sales (commercial products) of approximately $4,455,000, or 22.4%, while contract revenues were essentially flat with a decrease of approximately $13,000. Net sales and contract revenues for the nine month period of fiscal year 1996 increased approximately $5,209,000, or 7.6%, compared to the same period in the prior fiscal year. For the nine month period of fiscal year 1996 net sales were up 13.8%, and contract revenues were down 25.0%.

  The growth in net sales for the third quarter and nine month period was primarily due to increased sales in the Company's Broadcast Division. The Broadcast Division's sales growth reflected an increase in shipments of its SpotBank(TM) and the Cache Machine(TM) along with revenues of its TCS45(TM) system. The Company's wholly owned subsidiary, ATL Products, Inc. ("ATL") experienced strong growth in revenues for the third quarter of fiscal 1996 compared to the same period in the prior fiscal year. ATL's sales growth resulted from an increase in sales of its ACL 4/52 and ACL 2640 product lines in both the Domestic and European markets through Odetics Europe, Ltd., a wholly owned subsidiary of the Company.

  ATL revenues for the nine month period showed only a slight increase compared to the same period in the prior year because of the loss of E-Systems as a major customer. In the nine months ended December 31, 1994, E-Systems accounted for 42% of ATL's sales revenue. ATL sales to customers other than E-Systems increased 74% in the nine months ended December 31, 1995 compared to the previous year's period.

  Government product revenues decreased for the nine month period compared to the same period in the prior fiscal year primarily due to the slowdown in government spending and the Company's transition away from certain government markets.

  Cost of sales as a percentage of net sales for the third quarter of fiscal 1996 increased to 68.5% from 67.2% when compared to the comparable quarter in the prior fiscal year mainly due to the Company's Broadcast Division's systems sales including a higher amount of third-party subsystem content sold at lower margins. For the nine months ended December 31, 1995 the cost of sales percentage declined to 66.4% from 67.2% for the comparable period in the prior fiscal year. This decrease reflected improving gross profits at ATL and increased sales of Broadcast products at improved gross profit levels compared to fiscal 1995 levels.

  Contract revenues and cost of contract revenues reflect the Company's progress in completing a number of long-term cost plus and fixed price contracts. The recognition of cost of contract revenues relative to contract revenues varies based upon the timing of contractual completions and cost allocations during any identified period of time. For the third quarter cost of contract revenues as a percentage of contract revenue was 44.9% compared to 51.2% for the comparable period in the prior year. For the nine months ended December 31, 1995 cost of contract revenues as a percentage of contract revenue was 52.2% compared to 47.9% for the nine month period of the prior fiscal year.

  Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1996 increased approximately $765,000 as compared to the same period for the prior fiscal year, though as a percentage of net sales and contract revenues, SG&A declined to 22.2% compared to 23.1% in the comparable quarter in the prior fiscal year. SG&A expenses increased approximately $1,238,000 to 23.0% of net sales and contract revenues for the nine months of fiscal 1996 compared to the 22.9% for the comparable period in the prior fiscal year. SG&A expenses increased for the third quarter and nine month period compared to the same periods in the prior fiscal year primarily due to professional fees related to the E-Systems litigation.

  Research & development (R&D) expenses decreased approximately $1,070,000 to 5.7% of net sales and contract revenues for the third quarter of fiscal year 1996 compared to 11.5% for the third quarter of fiscal 1995. R&D expenses for the first nine months of fiscal 1996 decreased approximately $2,082,000 to 6.8% of net sales and contract revenues compared to 10.3% for the comparable period in the prior fiscal year. The decrease in R&D expenses as a percentage of net sales and contract revenues reflected the effect of certain cost-cutting measures implemented during the second half of fiscal 1995 and completion of certain major R&D programs in the fourth quarter of fiscal 1995.

  In the third quarter of fiscal 1995, the Company recorded a non-recurring charge of $4,393,000 for loss reserves related to downsizing and restructuring in response to a deterioration in the Company's contractual relationship with E-Systems as noted above and in note 4 to the consolidated financial statements. This charge consisted of a write-down of inventories and accounts receivables to net realizable value, severance costs for staffing reductions due to the loss of the E-Systems business and aggregate charges for purchase cancellations, legal fees and other costs relating to the dispute.

  Interest expense increased approximately $7,000 and $364,000 for the third quarter and nine month periods of fiscal 1996, respectively, compared to the same periods for the prior fiscal year. These increases were primarily due to higher average outstanding line of credit borrowings and increased interest costs.

  The effective income tax rate was 37% for the six month period of fiscal 1996 compared to a 33% tax benefit rate for the same period in the prior fiscal year. The increase in the effective tax rate projected for fiscal 1996 is due to a reduction in the effect of general business tax credits on total income tax expense.

Liquidity and Sources of Capital

  The Company reported net income of $1,335,000 during the first nine months of fiscal 1996 and cash flow provided by operating activities of $4,414,000. The cash flow provided by operating activities was primarily used for the purchase of fixed assets and payments for the reduction of long term borrowings. The Company has a $17,000,000 bank line of credit providing for borrowings generally at or below the bank's prime rate. Borrowings are available for general working capital purposes, and at December 31, 1995, $5,000,000 was available for borrowing under the line. The Company anticipates that net cash flow provided by operating activities in conjunction with its bank credit arrangements will be sufficient to execute its operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of December 31, 1995.

                                 ODETICS, INC.

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               None


         (b) Reports on Form 8-K

               There were no reports on Form 8-K filed
               for the three-month period ended
               December 31, 1995.

                                 ODETICS, INC.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ODETICS, INC.
                                  (Registrant)


                                  By: /s/ Gregory A. Miner
                                      ----------------------------------------
                                      Gregory A. Miner
                                      Vice President, Chief Financial Officer


                                  By: /s/ Gary Smith
                                      ----------------------------------------
                                      Gary Smith
                                      Vice President, Controller
                                      (Principal Accounting Officer)


Date: February 13, 1996
      -----------------