Form 10-K
period 1996-03-31
ODETICS INC
filed 1996-07-01
CIK 350868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1996.


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
   YES     X        NO
       ----------      ----------

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 1996 was approximately $22,750,000.

   Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

   As of June 20, 1996, there were 5,111,472 shares of registrant's Class A Common Stock and 1,139,431 shares of registrant's Class B Common Stock outstanding.

   The following documents are incorporated by reference into this report:

   Part III incorporates by reference information from the proxy statement of the registrant for the annual meeting of stockholders to be held on September 27, 1996.

================================================================================

   The exhibit index to this report appears at page 37 of 42 consecutively numbered pages.

                                     PART I



ITEM 1.  BUSINESS.

COMPANY BACKGROUND

      Odetics (the "Company") was founded in 1969 to supply digital recorders for use in the U.S. space program. The Company pioneered new designs and standards for digital magnetic tape recorders offering enhanced performance in the adverse environments attendant to space flight, high reliability and long product life. In the 1970s, the Company broadened its information automation product line to include time-lapse VCRs for commercial and industrial security and surveillance applications. Through the Company's GYYR Division, it is a leading supplier of time-lapse videotape cassette recorders, digital image processing modules and related products used in security and surveillance systems.

      In the early 1980s, the Company set out to develop the technical expertise to apply automation to new commercial applications. As part of its initial development efforts, the Company built ODEX, a prototype six-legged walking robot now part of the Smithsonian Institution's permanent collection of historically significant technology. The Company established the Broadcast Division which pioneered the use of large-library cart machines in broadcast television stations and satellite uplink operations. The Broadcast Division is a leading supplier of broadcast automation control systems in the U.S.

      The success of the Company's cart machines led the Company to pursue new applications for information automation technologies, and in 1990, the Company teamed with E-Systems, Inc. ("E-Systems") to develop and provide a 19mm automated tape cartridge handling subsystem for E-Systems' EMASS mainframe computer tape library for the U.S. Government. In 1991, in a strategic move to expand its business into new and potentially larger markets, the Company introduced an automated tape handling subsystem for integration into tape libraries designed for mid-range computers and client/server networks employing IBM 3480 and similar industry-standard tape cartridges. In January 1993, the Company formed a separate subsidiary, ATL Products Inc., ("ATL") to pursue the market for automated tape-libraries.

      The Company is a leading supplier of systems and subsystems to automate the collection, storage, distribution and management of information. The Company's business strategy is to focus on selected markets in which the Company may bring to bear its expertise in electromechanical design, real-time software control and highly reliable system implementations to produce superior products with a sustainable competitive advantage, and to capture major market shares. The Company's data storage products manage the vast amounts of data on computer systems, automate television and cable station operations, record video surveillance, store information gathered in space exploration and archive movies for video on demand systems.

ATL PRODUCTS, INC.

      ATL Products, Inc. is a leading supplier of automated tape libraries to the midrange and client/server computing marketplaces. The markets for these products began emerging in the early 1990's as a result of the shift of computing investments from the mainframe proprietary system environment to the midrange (and, later, client/server) open system environment. The growth of these markets is driven by two principal factors; the rapid increase in the amount of data in midrange and client/server computing environments (which ATL has referred to as The Data Storm in its marketing literature), and the shift of business-critical applications from a mainframe to a client/server environment (which the industry has referred to as downsizing).

      ATL has invested in product development, production capability, industry partnerships, and distribution channels appropriate to this market. It has focused upon serving the market for users whose data is understood to be business critical. At the present time ATL's production is more than 1,000 libraries per year. Approximately 75% of ATL's sales are made through a broad set of Value Added Resellers (VAR's) who have direct contractual relationships with ATL. The remaining sales are to OEM's who private-label ATL's Products.

      ATL entered into a partnership with Digital Equipment Corporation ("Digital") in 1993 and undertook an ambitious development activity to automate the use of Digital Linear Tape (DLT(TM)), a proprietary Digital tape format which was, at that time, beginning to emerge as a cost-effective tape solution for open system applications. As a result of that partnership, ATL brought the first DLT(TM) Library to market in 1994. ATL currently has stable products and strong customer relationships and commands the leading market share of DLT(TM) libraries which represent the fastest growing segment of the market. According to Freeman Associates, a leading analyst in the data storage market, ATL Products had a 55% share of the DLT(TM) library market in 1995.

      ATL's current product line consists of two families of systems referred to as the Midrange Library (MRL) family and the Small Library Products (SLP) family. The MRL family of products was originally designed in 1990 and 1991 for the 3480-class (3480, 3490, and potentially 3590 and NCTP) of tape systems and was extended, as a result of the alliance with Digital Equipment Corporation in 1993 to the DLT(TM) tape systems. The SLP family of products was designed in 1993 and 1994 for the DLT(TM) tape system. The MRL family of products is sold primarily to the midrange and data-intensive server market, while the SLP product family is sold primarily to the horizontal client/server market for use in the server segment.

      ATL has invested significant resources and engineering effort in the development of relationships with software Integrated System Vendors (ISV's) in the open systems storage management area. This program is called the 1/STOP program and has led to the native support of ATL's libraries by more than 40 of the leading ISV's representing over 90% of the Unix and NT storage management market.

      A key element in the ATL business strategy is the supply of product support throughout the product life cycle. Anticipated useful installed life is in excess of five years and may range up to twenty years. The MRL product family requires modest installation support and has a six-month preventative maintenance interval. The SLP product family requires minimal installation support and has twelve-month preventative maintenance intervals.

      ATL began to establish an installed base during 1993. Between 1993 and 1995, the installed base has grown at a CAGR of over 140%. The 1,000th installation was made late in 1995. ATL is second only to StorageTek in the number of installed libraries for high performance linear tape technologies; IBM, with an installed base of approximately 500 libraries is in third place. At the present time, approximately 70% of the installed base are DLT(TM) libraries. This ratio is expected to increase to over 80% by the end of the year since the vast majority of the shipments expected in 1996 are DLT(TM) libraries.

Sales, Marketing and Principal Customers

      ATL's market strategy has been to emphasize management of business critical data and "Total Cost of Ownership" both to motivate the introduction of automated tape libraries into the midrange and client/server computing markets and to differentiate ATL from its competition.

      From 1990 through the third quarter of fiscal 1995, ATL manufactured certain automation subsystems utilizing 19mm technology exclusively for E-Systems. In the third quarter of fiscal 1995, the Company announced that its contractual relationship with E-Systems was deteriorating and it would incur charges related to the loss of E-Systems business. On November 15, 1994, the Company initiated an action against E-Systems alleging breach of contract.
On May 22, 1996, the Company announced that it and ATL Products settled all pending litigation with E-Systems, Inc. and EMASS, Inc. See "Legal Proceedings" for further discussion.

Manufacturing and Materials

      The manufacture of the MRL and SLP product families occurs on two continuous unit flow assembly lines. Subassembly work is subcontracted to outside vendors to the maximum extent practicable. ATL maintains ownership of proprietary tooling necessary for the manufacture of its products. The MRL and SLP families are both based upon architectures which have been adapted to provide a range of products. The MRL architecture was designed for production rates of two-hundred to six-hundred units per year. The SLP architecture was designed for production rates of one thousand to four-thousand units per year.

      ATL purchases numerous parts and fabricated components for its automation subsystems. Such parts and components are available from a number of fabricators in Southern California.

BROADCAST DIVISION

      The Broadcast Division's large-library cart machines automate the storage and televising of commercials, news spots and other television programming recorded on videotape cassettes. Cart machines increase labor efficiency by automatically performing tape insertion and other filing tasks previously performed manually or by machines with limited capacity and utility. Management believes that enhanced operational efficiencies are a principal factor underlying the increased automation of broadcast television stations and satellite uplink operations.

      The Broadcast Division' earliest commercial success in the manufacture of cart machines was with the TCS 2000 followed by the TCS 90. The recent market trend toward smaller cart machines, coupled with digital hard disk drive recording devices was led by Odetics with the introduction of highly integrated cacheing systems employing Odetics' newest cart machine, the TCS 45. The TCS 45 can be coupled with hard drive recorders available from several recognized suppliers to the broadcast community. Odetics now offers several automated video management control systems that include software to form powerful integrated systems. Among these, the MicroSpot(TM) and the SpotBank(TM) do not utilize cart machines.

      Multi channel presentation systems, which integrate the complete line of Odetics hardware with commonly available broadcast quality program player devices, are quickly becoming the core business of Odetics Broadcast Division.

Sales, Marketing and Principal Customers

      The Broadcast Division sells directly to broadcast television stations, satellite uplink operations, and other broadcast television and cable television system operators. Sales and marketing management is located at the Company's principal facilities in Anaheim, California, with a dedicated field sales force of four persons operating in four U.S. sales regions. European sales and marketing activities are conducted and managed by Odetics Europe, Ltd., a wholly owned subsidiary of the Company. Asia sales and marketing activities are conducted by Odetics Asia Pacific Pte Ltd., a wholly owned subsidiary of the Company located in Singapore. Additional representative organizations are utilized to promote the Broadcast Division's products in various other foreign markets.

      Customers include major television networks such as the British Broadcasting Corporation, Canadian Broadcasting Corporation, CNBC/FNN, Euronews, INA (French Cultural Video Archive), International Television News (ITN), NBC, the PBS Network, Group W Satellite Communications (for the Arts & Entertainment Network and Discovery Channel) and over 100 independent and network-affiliated television stations. The Broadcast Division has systems installed in over 30 countries.

Manufacturing and Materials

      The Broadcast Division maintains a dedicated manufacturing area located within the Company's Anaheim, California facilities. The Company's SpotBank(TM) and MicroSpot(TM) products are manufactured at its Austin, Texas facility. The Broadcast Division's products are manufactured primarily on a lot assembly/module build basis. At the Anaheim facility, the Broadcast Division and Gyyr Division share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance and manufacturing engineering. A single management structure oversees these operations.

      The Broadcast Division purchases cabinets and other fabricated parts and components. The Broadcast Division purchases standard broadcast-quality VCRs from Sony Corporation, Panasonic and several other sources along with video servers from Tektronix and ASC for installation in the Company's automated video management systems.

GYYR DIVISION

      Time-lapse VCRs are employed extensively in area monitoring by banks, convenience stores, retailers and other businesses. Time-lapse VCRs are frequently installed at automated teller machine ("ATM") and retail computerized payment machine locations to record pictures of individuals making transactions while simultaneously recording transaction information in an effort to deter and
address incidents of theft and other crimes at these locations.   Customer
demand for more sophisticated capabilities, such as computer-interfaces to record transaction information simultaneously with video images, electronic processors to record multiple cameras on one VCR and digital image processing and enhancement, also have contributed to recent growth of the market for the Gyyr Division's products. Management believes that many of the same market forces at work in the U.S. exist in certain foreign markets as well and that, generally, the international markets are growing as fast as in the U. S. During fiscal 1996, the GYYR Division introduced a new line of Time Lapse VCR's and a new high performance FasTrans product family for communicating video and control signals over telephone and newer broadband communication channels.

Sales, Marketing and Principal Customers

      The Gyyr Division markets and sells its products directly to its private-label OEM accounts. The Gyyr Division personnel located at the Company's principal facilities also oversee a network of approximately 2,500 security equipment dealers and distributors throughout the United States and Canada who sell the Gyyr Division's products to end users. The Gyyr Division utilizes foreign representatives in South America, Mexico and Asia and employs a network of European sales and marketing representatives. Odetics Europe, Ltd. assists the Gyyr Division in its sales and marketing activities in European markets.
The Gyyr Division also utilizes Odetics Asia Pacific Pte Ltd. to assist in sales to the Asian markets. The Gyyr Division's principal customers include major security equipment companies such as Diebold, Inc., ADT Security Systems, Inc., Honeywell, Inc., Mosler, Inc. and other OEMs.

Manufacturing and Materials

      The Gyyr Division maintains a dedicated manufacturing area located within the Company's principal facilities. The Gyyr Division primarily uses continuous unit-flow assembly lines. The Broadcast Division and Gyyr Division share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance and manufacturing engineering. A single management structure oversees these operations.

      The Gyyr Division purchases VCRs modified to the Company's specifications exclusively through Nissei Sangyo America, the U.S. distribution affiliate of Hitachi, Ltd., into which the Company incorporates certain value-added features. The Company is vulnerable to changes in Hitachi, Ltd.'s basic VCR model, which might necessitate changes in the design or manufacturing of the Gyyr Division's products. There are numerous other suppliers of VCRs suitable for use in the Gyyr Division's products, although certain changes in product design or manufacturing methods may be required to accommodate such VCRs, and the Gyyr Division could experience temporary delays or interruptions in supply while such changes are incorporated or a new supplier is procured.

COMMUNICATIONS DIVISION

      The Communications Division was formerly known as the ISD and IDD Divisions. Up until this year most of the Division revenues came from sales of Space Digital Data Recorders. During this fiscal year approximately 40% of the revenues were derived from telecommunication related sales.

      The telecommunications business unit supplies products that synchronize telecommunication and computer systems and products that provide an interface between the public (WAN) network and private (LAN) networks.

      Odetics telecom synchronization products are sold for new applications in cellular telephone systems and the new PCS networks being implemented throughout the world. Principal customers are LGIC of Korea, and Hughes Network Systems. The synchronization products are based on leading edge G.P.S. technologies. Most product applications are in the latest CDMA networks.

      Odetics telecom interface products are sold to local exchange carriers, interexchange carriers and local area network switch manufacturers. The product offerings fall into two categories - interface boards and stand alone systems. The interface boards are ATM and SONET based, and are sold primarily to other telecom equipment manufacturers. The stand alone products are used as converters, multiplexer, and network termination devices

      The space business unit manufactures digital data recorders that are used in manned and unmanned space vehicles to store data gathered by onboard sensors prior to transmission of the data to ground receiving stations. Such recorders are employed in satellite programs for space research, earth resource and environmental observation and weather monitoring, as well as global surveillance and classified government programs. These recorders were originally developed for the U.S. space program and serve as a computer mass-memory system for on-board computers used in the U.S. Space Shuttle program. At least five of Odetics' recorders have flown on each Space Shuttle mission. The Company's space-qualified recorders also are utilized in satellites operated or built for the space agencies of Canada, France, Germany and Japan, as well as the European Space Agency. Other representative projects using Odetics' data recorders are the French SPOT imaging satellite and the U.S. Landsat, Galileo, Magellan, and Hubble Space Telescope projects.

Sales, Marketing and Principal Customers

      The Communications Division conducts its selling and marketing activities worldwide directly from the Company's principal facilities.

      During the fiscal year ended March 31, 1996 approximately 60% of the Communications Division's sales were derived from contracts with domestic or foreign governmental agencies and prime government contractors.

Manufacturing and Materials

      The Communications Division production capabilities fall into two categories: commercial and space.

      The telecom business unit manufactures to best commercial practices. The group anticipates becoming ISO certified before the end of FY 97. Most of the manufacturing operations are final assembly and test. Board assembly and some preliminary fabrication processes are outsourced.

      The space production is designed for low-volume, program-managed manufacture, often with nonrecurring engineering for individual customer needs. Because of these unique requirements, the space business unit has extensive machining and electronic assembly capabilities in order to manage cost, schedule, and quality levels to the unusual and exacting needs of its customers.


ODETICS CUSTOMER SERVICE DIVISION

      The Odetics Customer Service ("OCS") Division provides third-party on-site computer maintenance services as well as maintenance and support services for the ATL Product Division's automation subsystems. The market for third-party on-site computer maintenance services includes certain U.S. Government installations and commercial businesses with large-scale automated or electronic document storage and retrieval systems. The OCS Division's principal customers include the U.S. Department of Defense, FMC Corporation, General Dynamics Corporation and Northrop Corporation.

CUSTOMER SUPPORT AND SERVICES

      The Company provides competitive warranty service for each of its product lines, as well as follow-on service and support for which the Company typically charges separately. The Company also offers separate software maintenance agreements to its customers. Management views customer support services as a critical competitive factor as well as a revenue source. The Company maintains its own service groups and trains its customers, representatives and distributors in the performance of user-level maintenance. Modular product designs with recommended spare packages are used wherever feasible to minimize mean time to repair.

BACKLOG

      The Company's backlog of unfulfilled firm orders was approximately $24,100,000 at March 31, 1996 and approximately $21,600,000 at March 31, 1995.
Approximately 72% of the Company's backlog at March 31, 1995 was recognized as revenues in fiscal 1996 and approximately 87% of the Company's backlog at March 31, 1996 is expected to be recognized as revenues in fiscal 1997. Foreign orders in the aggregate accounted for approximately 49% of the Company's backlog at the end of fiscal 1996, as compared to approximately 59% at the end of the prior fiscal year. Pursuant to the customary terms of the Company's agreements with government contractors and other customers, orders generally may be cancelled or rescheduled by the customer. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of the Company's individual customers, which also can affect the timing of the conversion of the Company's backlog into revenues. For these reasons, among others, the Company's backlog at a particular date may not be indicative of its future revenues.

PRODUCT DEVELOPMENT

      The Company's business requires substantial ongoing research and development expenditures and other product development activities. For fiscal years 1994, 1995, and 1996, the Company incurred approximately $7,300,000, $9,300,000 and $7,000,000, respectively, of Company-sponsored research and development costs and expenses, including reimbursable research and development expenses of the Company allowed in the Company's negotiated General and Administrative Rates on cost contracts with the U.S. Government. In addition to the foregoing expenditures, the Company also conducts customer-sponsored product development, principally for the U.S. Government, under long-term contracts.
The Company typically retains the right to utilize resulting technological developments for its commercial markets. Customer-sponsored product development expenditures totalled approximately $400,000, $900,000 and $0 during fiscal years 1994, 1995, and 1996, respectively.

      The Company expects to continue to pursue significant product development programs and incur significant research and development expenditures in all of its principal product lines and services. These programs are directed toward developing new products for advanced automated libraries as well as the processing and distribution of digital images.

COMPETITION

      The Company competes in each of its targeted markets against other companies, many of which have substantially greater financial, technical, marketing and customer service resources than the Company. The principal competitive factors in the markets in which the Company participates are product quality and performance, price, reliability, upgradeability, service and technical support.

      In the mid-range automated tape library market, ATL currently competes directly with Exabyte, IBM, Hewlett Packard, and Storage Technology. Competition, which had been limited until mid-1995 has increased significantly as the DLT(TM) technology has become an accepted standard in much of the midrange and client/server computer markets. ATL believes that the limited nature of the competition along with a proactive channel management strategy has preserved a high end-user perceived value for ATL's products over the last three years. Management believes that ATL's primary competitive advantages in these markets are its expandable architecture, industry-standard interfaces, base of system-level software support, along with the proven reliability and quality of its products.

      In the Broadcast Division's markets, the Company competes directly with Sony, Panasonic and Avid. Sony and Panasonic are large, international suppliers of extensive professional-quality products, including cart machines, for the broadcast television market. Avid competes in the area of disk based video server products - principally against the Broadcast Division's SpotBank products. The Broadcast Division's products compete primarily on the basis of product features, including their capacity to accommodate broadcast-quality VCRs from all manufacturers, which is unique among product offerings in this market.

      The Gyyr Division's principal competitors for time-lapse VCRs are Panasonic, Toshiba, Sanyo and Sony all of which have far greater name recognition, marketing and other resources than the Company. Numerous other companies, including Japanese and other offshore vendors of VCRs, also offer competitive products. Management believes that the Gyyr Division's products compete primarily on the basis of their value-added features, including those relating to digital image processing.

      In the Communications Division's space tape recorder market, Odetics competes with General Electric Corporation, Lockheed Corporation, and Schlumberger, S.A. An additional competitive factor in this market is space flight experience; however, with the advent of solid state recorders the Company may face new competitors. Management believes that the use of Odetics' recorders on a number of U.S. and foreign space programs, including Landsat, SPOT, Galileo, Magellan and the Hubble Space Telescope, provides the Company with a competitive advantage for follow-on procurements.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      It is the Company's policy to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company currently holds a number of U.S. and foreign patents and trademarks. The patents will expire at various dates through 2012. The Company also has pending several U.S. and foreign patent applications relating to certain of its products; however, there can be no assurance that any patents will be granted pursuant to these applications.

      In addition to patent laws, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with the Company's Associates (as hereinafter defined) and consultants and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights.

      While management believes its patents, patent applications, software and other proprietary know-how have value, changing technology makes the Company's future success dependent principally upon its Associates' technical competence and creative skills for continuing innovation.

ASSOCIATES

      The Company refers to its employees as Associates. As of June 10, 1996, the Company employed 515 Associates, including 103 Associates in general management, administration and finance; 66 Associates in sales and marketing; 123 Associates in product development; 172 Associates in operations, manufacturing and quality; and 51 Associates in customer service. None of the Company's Associates is represented by a labor union and the Company has not experienced a work stoppage.

GOVERNMENT REGULATION

      The Company's manufacturing operations are subject to various federal, state and local laws, including those restricting the discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. The Company continually expends funds to assure that its facilities are in compliance with applicable environmental regulations. However, such expenditures have not been significant in the past and no significant future expenditures are expected.

      From time to time, a portion of the Company's work relating to the Odetics' digital data recorders may constitute classified U.S. government information or may be used in classified programs of the U.S. Government. For this purpose, the Company and necessary Associates possess relevant security clearances. The Company's affected facilities and operations are subject to security regulations of the U.S. Government. Management believes the Company is in full compliance with these regulations.


ITEM 2.  PROPERTIES.

      The Company's headquarters and principal operations are located in Anaheim, California. In 1984, the Company purchased and renovated a three-building complex containing approximately 250,000 sq. ft. situated on approximately 14.1 acres adjacent to the Interstate 5 freeway one block from Disneyland. These Company-owned facilities house the Company's corporate and administrative offices (approximately 43,000 dedicated square feet), as well as the Broadcast and Gyyr Divisions, (approximately 87,000 dedicated square feet), the Communications Division (approximately 67,000 dedicated square feet), OCS Division (approximately 15,000 dedicated square feet) and ATL (approximately 50,000 dedicated square feet). Additionally, the Communications Division leases approximately 4,500 sq. ft. of space in a manufacturing facility located on 0.62 acre in El Paso, Texas. The Broadcast Division leases approximately 5,000 square feet in Austin, Texas to manufacture certain product families. Odetics Europe, Ltd.'s offices are located in leased space near London, England.
Odetics Asia Pacific Pte. Ltd. offices are located in leased space in Singapore. The Company estimates that the aggregate productive capacity square feet of its facilities is approximately 200,000.

      The Company currently is operating a single shift in its manufacturing and assembly facilities and it believes that its facilities are adequate for its current needs and for possible future growth. However, the Company may elect to expand or relocate its offices and facilities in the future.

ITEM 3.  LEGAL PROCEEDINGS.

      On May 22, 1996, the Company announced that it and ATL Products settled all pending litigation with E-Systems, Inc. and EMASS, Inc. (collectively, "E-Systems").

      The settlement was effected pursuant to a written Settlement Agreement and General Release between the parties, under which E-Systems paid the Company approximately $6.1 million, including an amount designated as a royalty payment on library systems sold by E-Systems which the Company alleged infringed on its patented technology. See "Management's Discussion of Financial Condition and Results of Operations." For its part, the Company agreed for a period of five years to provide spare parts and certain other customer support services for the installed base of DataTowers that the Company previously sold to E-Systems. The parts and services generally will be provided in accordance with Odetics' general terms and conditions, less a specified discount. The Company also has agreed to refurbish nine ACL 2640 units in E-Systems' possession and to pay to E-Systems any profits (net of refurbishment and sales costs) realized by the Company from the sale of the refurbished units and to deliver to E-Systems certain inventories of parts and supplies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      At March 31, 1996, the Company's Class A Common Stock and Class B Common Stock are traded on the Nasdaq National Market under the symbols "ODETA" and "ODETB," respectively. Prior to January 4, 1994, the Company's Class A Common Stock and Class B Common Stock were traded on the American Stock Exchange ("AMEX") under the symbols "OA" and "OB," respectively. The following table sets forth for the fiscal periods indicated the high and low sale prices for the Class A Common Stock and Class B Common Stock as reported by the Nasdaq:

                                      Class A Common Stock            Class B Common Stock
                                      --------------------            --------------------
                                       High          Low                High         Low
                                      -------      -------            -------      -------
Fiscal Year Ended March 31, 1995
  1st Quarter........................ $10-5/8       $7-3/4            $10-1/2      $ 8
  2nd Quarter........................  10            7                  9-1/2        7
  3rd Quarter........................   7-3/4        5-1/4              7-1/4        5-7/8
  4th Quarter........................   6-5/8        3-3/4              6-3/4        4

Fiscal Year Ended March 31, 1996
  1st Quarter........................ $ 5-1/2      $ 4                $ 5-3/4      $ 4-3/4
  2nd Quarter........................   6-7/8        4-1/2              6-1/2        5
  3rd Quarter........................  10            6-1/2             10-1/4        6-1/2
  4th Quarter........................  10-1/8        6-3/4             10            6-3/8


      As of June 20, 1996, the Company had 752 holders of record of Class A Common Stock and 217 holders of record of Class B Common Stock according to information furnished by the Company's transfer agent.

      Pursuant to the terms of the Company's Loan and Security Agreement with its banks, the Company is restricted in declaring cash dividends on its Common Stock in an amount not to exceed in any fiscal year 10% of the Company's consolidated net income for the prior fiscal year. The Company paid no cash dividends on its Common Stock during fiscal 1995 and 1996 and has no current plans to pay such dividends in the foreseeable future. The Company currently intends to retain any earnings for working capital and general corporate purposes.

ITEM 6.   SELECTED FINANCIAL DATA.


CONSOLIDATED STATEMENT OF INCOME (LOSS) DATA (in thousands, except earnings per share data):


                                             1992      1993      1994       1995        1996
                                           --------   -------   -------   ---------   --------
Net sales................................. $40,346    $48,487   $66,063    $74,465    $ 94,466
Contract revenues.........................  29,918     20,825    18,099     13,280      10,161
                                           -------    -------   -------    -------    --------
Total net sales and contract revenues.....  70,264     69,312    84,162     87,745     104,627

Cost of sales.............................  27,671     33,668    44,281     51,148      63,398
Cost of contract revenues.................  19,994     13,967    11,114      6,633       4,374
Selling, general and administrative
  expenses................................  14,627     14,169    17,162     20,899      23,678
Research and development expenses.........   5,621      5,187     7,268      9,309       6,973
Nonrecurring charge.......................       -          -         -      4,809           -
Interest expense..........................   2,275      2,125     1,772      1,925       2,247
                                           -------    -------   -------    -------    --------
Income (loss) before income taxes.........      76        196     2,565     (6,978)      3,957
Income tax expense (benefit)..............     (13)        55       743     (2,300)      1,504
                                           -------    -------   -------    -------    --------

Net income (loss)......................... $    89    $   141   $ 1,822    $(4,678)   $  2,453
                                           =======    =======   =======    =======    ========

Net income (loss) per common share........ $   .02    $   .03   $   .34    $  (.80)   $    .40
                                           =======    =======   =======    =======    ========
Weighted average number
  of common shares........................   4,466      4,529     5,326      5,872       6,179

CONSOLIDATED BALANCE SHEET DATA
  (in thousands):

                                             1992       1993      1994       1995       1996
                                           -------    -------   -------    -------    --------
Working capital........................... $23,429    $23,636   $29,062    $32,733    $ 30,390
Total assets..............................  58,589     55,124    65,928     72,358      78,811
Long-term debt
  (less current portion)..................  26,216     24,413    16,723     25,757      22,019
Retained earnings.........................   8,743      8,884    10,706      6,027       8,480
Stockholders' equity......................  18,723     19,213    31,239     27,736      30,985


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS

   Odetics, Inc. (the "Company") specializes in the design and manufacture of systems and subsystems to automate the collection, storage, distribution and management of information.

   The Company is organized into divisions each having primary responsibility for product development, manufacturing and marketing of one or more of the Company's principal product lines or services. The Company has four distinct manufacturing operations each tailored to the requirements of its principal product divisions.

   The following table sets forth certain income statement data as a percentage of net sales and contract revenues for the periods indicated and is intended to be read in conjunction with management's discussion and analysis of operations:


                                                       Year Ended March 31
                                                 -------------------------------
                                                  1994         1995        1996
                                                 ------       ------      ------
Net sales.....................................    78.5%        84.9%       90.2%

Contract Revenues.............................    21.5         15.1         9.8
                                                 ------       ------      ------
                                                 100.0        100.0       100.0

Cost of sales and contract revenues...........    65.8         65.8        64.8
                                                 ------       ------      ------

Gross profit margin...........................    34.2         34.2        35.2
                                                 ------       ------      ------

Expenses:
   Selling, general and administrative
   expenses...................................    20.4         23.8        22.6

   Research and development expenses..........     8.6         10.6         6.7

   Nonrecurring charge........................      -           5.5          -

   Interest expense...........................     2.1          2.2         2.1
                                                 ------       ------      ------

Total expenses................................    31.1         42.1        31.4
                                                 ------       ------      ------

Income (loss) before income taxes.............     3.1         (7.9)        3.8

Income taxes (benefit)........................     0.9         (2.6)        1.5
                                                 ------       ------      ------

Net income (loss).............................     2.2%        (5.3)%       2.3%
                                                 ======       ======      ======

Net Sales and Contract Revenues

   Net sales and contract revenues for fiscal 1996 increased approximately $16,882,000, or 19.2%, compared to fiscal 1995. The components of this overall increase consisted of a $20,001,000, or 26.9%, increase in net sales (commercial products) and a $3,119,000, or 23.5% decrease in contract revenues (government products).

   The increase in commercial product sales during fiscal 1996 resulted from sales growth in all divisions involved in commercial product sales. This net sales growth was led by increased sales in the Company's Broadcast Division.
The Broadcast Division's sales growth reflected an increase in shipments of its SpotBank(TM), Cache Machine(TM), and TCS 45(TM) system is along with revenues of upgrades to previously sold systems. The Company's wholly-owned subsidiary, ATL Products, Inc. ("ATL") also experienced strong growth in sales for the fiscal year 1996 compared to fiscal 1995. ATL's sales growth resulted from an increase in sales of its ACL4/52 and ACL2640 product lines in both the domestic and European markets through Odetics Europe, Ltd., a wholly owned subsidiary of the Company. ATL's sales still showed strong growth compared to the prior fiscal year despite the loss of E-Systems as a major customer. For fiscal 1995, E-Systems accounted for 36% of ATL's sales revenue. ATL 's sales to customers other than E-Systems increased 140% in fiscal 1996 compared to fiscal 1995.

   The increase in commercial product sales during fiscal 1995 compared to fiscal 1994 was primarily due to sales growth in the Company's Gyyr Division ("Gyyr") which led all divisional product sales increases compared to the prior fiscal year. The growth was primarily due to increased market penetration into the North American and European markets. The Company also showed strong growth in revenues at ATL and the Company's Odetics Customer Service (OCS) Division which provides support and spare parts for ATL's products. This growth was due to increased unit shipments of its ACL2640 product utilizing DLT technology developed under a long-term agreement with Digital Equipment Corp.

   Government contract revenues declined in fiscal 1996 and 1995 compared to fiscal 1995 and fiscal 1994, respectively, due to changes in government spending patterns and a transition by the Company from certain government markets to commercial activities.

Cost of Sales and Contract Revenues

   Cost of sales and contract revenues as a percentage of net sales and contract revenues (the "cost of sales percentage") for fiscal 1996 declined to 64.8% compared to 65.8% for fiscal 1995. This decrease primarily resulted from improved gross profits at ATL due to improved absorption of fixed manufacturing costs on higher sales volume and a sales mix that carried overall higher gross profit margins, and an overall commercial products sales mix that favored new and add-on feature products with higher gross profits. The cost of sales percentage also declined due to a decrease in the cost of contract revenues as a result of a continued decline in the government manufacturing cost base and profits due to completion of some long term contracts.

   The cost of sales percentage for fiscal 1995 and fiscal 1994 held constant at 65.8% due to a number of offsetting factors. During fiscal 1995 the cost of sales percentage increased for commercial products due to a product mix that favored a higher material content which included a higher material cost in the Gyyr products caused by the deteriorating dollar/yen relationship. This increased material cost was partially offset by improved absorption of fixed manufacturing costs from increased net sales volume. The cost of sales percentage for contract revenues decreased due to a decline in the government manufacturing cost base and increased profits due to completion of certain long term contracts.

Selling, General and Administrative Expenses

   Selling, general, and administrative (SG&A) expenses increased approximately $2,779,000, or 13.3%, in fiscal 1996 compared to the prior fiscal year, although as a percentage of net sales and contract revenues, SG&A declined to 22.6% compared to 23.8% in fiscal 1995. SG&A expenses primarily increased due to professional fees related to the E-Systems litigation and increased expenses related to expanding foreign operations in Odetics, Europe, Ltd., and Odetics, Asia Pacific, Pte., Ltd. a wholly-owned subsidiary.

   SG&A expenses increased approximately $3,737,000, or 21.8%, in fiscal 1995 compared to the prior fiscal year primarily due to higher costs related to the Company's foreign sales operations. Fiscal 1995 reflects the first full year of operations of Odetics Asia Pacific Pte Ltd., established to support Asian sales and marketing activities. The Company also incurred increased costs to introduce and support Gyyr and ATL sales in the European market through Odetics Europe, Ltd.

Research and Development Expenses

   Research and development (R&D) expenses decreased approximately $2,336,000 to 6.6% of net sales and contract revenues for fiscal 1996 compared to 10.6% for fiscal 1995. The decrease in R&D expenses as a percentage of net sales and contract revenues reflected the effect of certain cost-cutting measures implemented during the second half of fiscal 1995 and completion of certain major R&D programs in the fourth quarter of fiscal 1995.

   R&D increased approximately $2,041,000, or 28.1%, in fiscal 1995 compared to the fiscal 1994. The Company experienced increased R&D expenses across all of its divisions in fiscal 1995 principally for prototype material, consulting, and labor and related benefits accompanying increased new product development activities.

Nonrecurring Charge

   In the third quarter of fiscal 1995, the Company recorded a non-recurring charge of $4,393,000 for loss reserves related to downsizing and restructuring in response to a deterioration in the Company's contractual relationship with E-Systems, a major customer. The charge consisted of a $3,716,000 write-down of inventories and accounts receivables to net realizable value, severance costs of $420,000 for staffing reductions due to the loss of the E-Systems business and $257,000 of aggregate charges for purchases, cancellation, legal fees and other costs relating to the dispute. In the fourth quarter of fiscal 1995, the Company undertook further measures aimed at cost cutting, staffing reductions and other restructuring activities which contributed to additional special charges of approximately $416,000 in the quarter. Cash outlays for severance and other charges related to the E-Systems dispute were largely satisfied in fiscal 1995.

Interest Expense

   Interest expense increased approximately $322,000 in fiscal 1996 compared to fiscal 1995 and $153,000 in fiscal 1995 compared to fiscal 1994. These increases were primarily due to overall higher average outstanding line of credit borrowings and increased cost of borrowings.

Income Taxes

   The effective income tax rate was 38% in fiscal 1996 compared to an income tax benefit of 33% in fiscal 1995 and a 29% income tax rate in fiscal 1994. Recognition of general business credits reduced effective tax rates below the statutory rates. The increase in the effective tax rate for fiscal 1996 is due to a reduction in the effect of general business tax credits on total income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's net income of $2,453,000 for the fiscal year ended 1996 adjusted for non-cash charges of depreciation and amortization and a net reduction in operating assets and liabilities, contributed to $6,760,000 of net cash provided by operating activities during the year. The cash flow provided by operating activities was primarily used for the purchase of fixed assets and payments for the reduction of long term borrowings. The Company has a $17,000,000 bank line of credit provided for borrowings generally at or below the banks prime rate. Borrowings are available for general working capital purposes, and at March 31, 1996, $6,000,000 was available for borrowing under the line. The Company anticipates that net cash flow provided by operating activities in conjunction with its bank credit arrangements will be sufficient to execute its operating plans and meet its obligations on a timely basis. Subsequent to March 31, 1996, the Company settled its litigation with E-Systems (see Legal Proceedings) and was paid by E-Systems $6,160,000. The Company does not have any material commitments for capital expenditures as of March 31, 1996.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Report of Independent Auditors

Stockholders and Board of Directors
Odetics, Inc.

We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                         /s/ ERNST & YOUNG LLP


Orange County, California
May 24, 1996

                                Odetics, Inc.

                          Consolidated Balance Sheets

                                                 MARCH 31
                                             1995        1996
                                          ----------------------
                                              (In thousands)
ASSETS
Current assets:
 Cash                                      $    378    $  1,142
 Trade accounts receivable, net of
  allowance for doubtful accounts of         17,813      24,772
  $954,000 in 1995 and $988,000 in 1996

 Costs and estimated earnings in excess
  of billings on uncompleted contracts        3,136       3,428
  (Note 2)

 Inventories:
   Finished goods                             2,690       3,717
   Work in process                            2,702       2,927
   Materials and supplies                    20,075      16,076
 Prepaid expenses and other                   1,533       1,122
 Deferred income taxes                        2,683       2,516
                                          ----------------------
Total current assets                         51,010      55,700





Property, plant and equipment:
 Land                                         2,090       2,090
 Buildings and improvements                  16,948      17,553
 Equipment                                   21,878      23,964
 Furniture and fixtures                         849         950
 Allowances for depreciation                (21,056)    (22,950)
                                          ----------------------
                                             20,709      21,607




Other assets                                    639       1,504
                                          ----------------------
Total assets                               $ 72,358    $ 78,811
                                          ======================

                                 Odetics, Inc.



                                                         MARCH 31
                                                     1995       1996
                                                 ---------------------
                                                     (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                             $ 8,155   $11,519
 Accrued expenses                                     3,324     2,441
 Accrued incentive programs                             369     1,229
 Accrued vacation                                     1,178     1,504
 Income taxes payable                                    -      1,412
 Billings in excess of costs and
  estimated earnings on uncompleted                   3,955     5,414
  contracts (Note 2)

 Current portion of long-term debt (Note 3)           1,296     1,791
                                                 ---------------------
Total current liabilities                            18,277    25,310


Long-term debt, less current portion (Note 3)        25,757    22,019


Deferred income taxes (Note 5)                          588       497

Commitments and contingencies (Notes 3 and 8)

Stockholders' equity (Notes 6 and 7):
 Preferred stock:
   Authorized shares - 2,000,000
   Issued and outstanding none
 Common stock, $.10 par value:
   Authorized shares - 10,000,000 of
    Class A and 2,600,000 of Class B
   Issued and outstanding shares - none
    4,935,359 of Class A and 1,160,931
    of Class B at March 31, 1996                        595       610

 Paid-in capital                                     21,067    21,905
 Foreign currency translation                            46       (10)
 Retained earnings                                    6,028     8,480
                                                 ---------------------
Total stockholders' equity                           27,736    30,985
                                                 ---------------------
Total liabilities and stockholders equity           $72,358   $78,811
                                                 =====================

See accompanying notes.

                                 Odetics, Inc.

                     Consolidated Statements of Operations

                                                    YEAR ENDED MARCH 31
                                               1994          1995          1996
                                        -----------------------------------------
                                           (In thousands, except per share data)
Net sales and contract revenues:
 Net sales                                    $66,063       $74,465      $ 94,466
 Contract revenues                             18,099        13,280        10,161
                                        -----------------------------------------
                                               84,162        87,745       104,627

Costs and expenses:
 Cost of sales                                 44,281        51,148        63,398
 Cost of contract revenues                     11,114         6,633         4,374
 Selling, general and administrative
 expenses                                      17,162        20,899        23,678

 Research and development expenses              7,268         9,309         6,973
 Nonrecurring charge (Note 4)                       -         4,809             -
 Interest expense                               1,772         1,925         2,247
                                        -----------------------------------------
                                               81,597        94,723       100,670
                                        -----------------------------------------
Income (loss) before income taxes               2,565        (6,978)        3,957

Income taxes (benefit) (Note 5)                   743        (2,300)        1,504
                                        -----------------------------------------
Net income (loss)                             $ 1,822       $(4,678)     $  2,453
                                        =========================================

Net income (loss) per share of common
 stock                                        $   .34       $  (.80)     $    .40
                                        =========================================

See accompanying notes.

                                 Odetics, Inc.

                Consolidated Statements of Stockholders' Equity


                                            COMMON STOCK
                             ---------------------------------------
                                    SHARES OUTSTANDING
                             -----------------------------
                                 CLASS A          CLASS B                                   FOREIGN
                                 COMMON           COMMON                    PAID-IN        CURRENCY            RETAINED
                                  STOCK            STOCK       AMOUNT       CAPITAL       TRANSLATION          EARNINGS       TOTAL
                             ------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Balance at March 31, 1993              3,320         1,204      $452         $ 9,908               $(31)         $ 8,884    $19,213
 Issuances of common stock
  (Notes 6 and 7)                         78            26        11             707                  -                -        718
 October 1993 issuance of
  common stock (net of
  offering costs of $1,217)            1,150             -       115           9,307                  -                -      9,422
 Conversion of Class B
  common stock                            37           (37)        -               -                  -                -
 Foreign currency
  translation adjustments                  -             -         -               -                 64                -         64
 Net income                                -             -         -                                               1,822      1,822
                             ------------------------------------------------------------------------------------------------------
Balance at March 31, 1994              4,585         1,193       578          19,922                 33           10,706     31,239
 Issuances of common stock
  (Notes 6 and 7)                        170                      17           1,145                  -                       1,162
 Conversion of Class B
  common stock                            32           (32)        -               -                  -                -          -
 Foreign currency
  translation adjustments                  -             -         -               -                 13                -         13
 Net loss                                  -             -         -               -                  -           (4,678)    (4,678)
                             ------------------------------------------------------------------------------------------------------
 Balance at March 31, 1995             4,787         1,161       595          21,067                 46            6,028     27,736
 Issuances of common stock
  (Notes 6 and 7)                        148             -        15             837                  -                -        852
 Foreign currency
  translation adjustments                  -             -         -               -                (56)               -        (56)
 Net income                                -             -         -               -                  -            2,453      2,453
                             ------------------------------------------------------------------------------------------------------
 Balance at March 31, 1996             4,935         1,161      $610         $21,904               $(10)         $ 8,481    $30,985
                             ======================================================================================================

See accompanying notes.

                                 Odetics, Inc.

                     Consolidated Statements of Cash Flows


                                                  YEAR ENDED MARCH 31
                                             1994        1995        1996
                                        -----------------------------------
                                                    (In thousands)
OPERATING ACTIVITIES
Net income (loss)                          $  1,822    $ (4,678)   $  2,453
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
   Depreciation and amortization              2,634       2,442       2,694
   Provision for losses on accounts
    receivable                                 (125)        827         170
   Provision for deferred income taxes          (92)     (2,337)         76
   (Gain) loss on sale of equipment               1         (37)        (28)
   Changes in operating assets and
    liabilities (Note 10)                    (5,104)     (2,606)      1,395
                                        -----------------------------------
Net cash provided by (used in)
 operating activities                          (864)     (6,389)      6,760

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                   (1,940)     (3,670)     (3,536)
Proceeds from sale of equipment                   9          73          74
                                        -----------------------------------
Net cash used in investing activities        (1,931)     (3,597)     (3,462)

FINANCING ACTIVITIES
Proceeds from line of credit and
 long-term borrowings                        18,093      40,263      36,152

Principal payments on line of credit,
 long-term debt, and capital lease
 obligations                                (25,736)    (31,222)    (39,395)
Net proceeds from common stock offering       9,422           -           -
Proceeds from issuance of common stock          672       1,151         709
                                        -----------------------------------
Net cash provided by (used in)
 financing activities                         2,451      10,192      (2,534)
                                        -----------------------------------
Increase (decrease) in cash                    (344)        206         764
Cash at beginning of year                       516         172         378
                                        -----------------------------------
Cash at end of year                        $    172    $    378    $  1,142
                                        ===================================

See accompanying notes.

                          Odetics, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 March 31, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its active subsidiaries Odetics Europe, Ltd., Odetics Asia Pacific Pte Ltd. and ATL Products, Inc. During fiscal 1990, the Company incorporated Odetics Europe, Ltd. to develop European commercial sales. During fiscal 1993, the ATL Division was incorporated as ATL Products, Inc. During fiscal 1995, the Company incorporated Odetics Asia Pacific Pte Ltd. to develop commercial sales for the Asian Market. All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowances for doubtful accounts and deferred tax assets, inventory reserves and costs to complete long-term contracts.

REVENUE RECOGNITION

Contract revenues and earnings on long-term cost-reimbursement and fixed-price contracts of the CompanyOs Communication Division are recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Contract revenues include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Certain contracts contain incentive and/or penalty provisions which provide for increased or decreased revenues based upon performance in relation to established targets. Incentive fees are recorded when earned and penalty provisions are recorded when incurred, as long as the amounts can reasonably be determined.

For all other divisions, sales and related cost of sales are recognized on the date of shipment or, if required, upon acceptance by the customer.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short-term investments with maturities of less than ninety days.

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INVESTMENTS

Fair values of cash and cash equivalents, and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt approximates its carrying value because the portion of fixed rates of interest approximate current market rates and the remaining portion has variable rates of interest.

INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

LONG-LIVED ASSETS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), in March 1995. In accordance with SFAS No. 121, long-lived assets and certain intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS No. 121 in fiscal 1997 and has determined that there will be no material effect on the Company's financial statements upon adoption.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Buildings are depreciated using the straight-line method over their estimated useful lives up to a period of forty years. Equipment, furniture and fixtures, including assets recorded under capital lease obligations, are depreciated principally by the declining balance method over their estimated useful lives ranging from four to eight years.

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENDITURES

Software development costs incurred subsequent to determination of technical feasibility are capitalized. Amortization of capitalized software costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Amortization begins when product is available for general release to customers. Generally, an original estimated economic life of two years is assigned to capitalized software development costs.

During fiscal 1994, 1995 and 1996, software development costs were amortized to cost of sales totaling $293,000, $42,000 and $212,000, respectively. The net unamortized balances of $456,000 and $1,105,000 are classified in other assets at March 31, 1995 and 1996, respectively.

All other research and development expenditures are charged to research and development expense in the period incurred.

FOREIGN CURRENCY TRANSLATION

The balance sheet accounts of Odetics Europe, Ltd. are translated at the current year-end exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are immaterial and are included in income as they occur.

INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the taxes payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were computed using the weighted average number of Class A and Class B common shares outstanding during the periods. Dilutive employee stock options (Note 7) were considered in earnings per share computations for 1994 and 1996. The weighted average number of common shares and common equivalent shares used in the calculation of earnings per share was approximately 5,326,000, 5,872,000 and 6,179,000 in 1994, 1995 and 1996,
respectively.

STOCK OPTION PLANS

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its associate stock options. Under APB 25, because the exercise price of the Company's associate stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.

RECLASSIFICATIONS

Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements


2. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

                                                 MARCH 31
                                             1995       1996
                                        ----------------------
                                             (In thousands)

   Costs incurred on uncompleted           $55,577     $12,622
    contracts
   Estimated earnings                        6,613         721
                                        ----------------------

                                            62,190      13,343
   Less billings to date                    63,009      15,329
                                        ----------------------
                                           $  (819)    $(1,986)
                                        ======================


   Included in accompanying balance
    sheets:
     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                            $ 3,136     $ 3,428

     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                             (3,955)     (5,414)
                                        ----------------------
                                           $  (819)    $(1,986)
                                        ======================

Costs and estimated earnings in excess of billings at March 31, 1995 and 1996 include $1,199,000 and $557,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 1996 are expected to be billed and collected during the year ending March 31, 1997.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements


3. LONG-TERM DEBT

Long-term debt consisted of the following:

                                               MARCH 31
                                            1995      1996
                                        --------------------
                                            (In thousands)

   Note payable, collateralized by deed
    of trust on land and buildings with
    a net book value of approximately
    $15,000,000, payable in monthly
    installments through the year 2004,
    including interest at 9.36%.           $11,829   $11,040

   Secured revolving credit agreement
    under which the Company may borrow
    up to $17,000,000 with interest at
    the prime rate (9% as of March 31,
    1996).  The agreement expires on
    August 31, 1997.                        14,100    10,700


   Note payable, collateralized by
    equipment, payable in monthly
    installments through March 1999,
    including interest at 9.0%                   -     1,369

   Note payable, collateralized by
    equipment, payable in monthly
    installments through November 13,
    1997 including interest at 6.95%.          784       497

   Notes payable, primarily
    collateralized by equipment,
    payable in monthly installments
    through September 1996, including
    interest from 7.0% to 7.3%.                340       204
                                        --------------------
                                            27,053    23,810
   Less current portion                      1,296     1,791
                                        --------------------
                                           $25,757   $22,019
                                        ====================

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements


3. LONG-TERM DEBT (CONTINUED)

The revolving credit agreement is collateralized by substantially all of the Company's assets, excluding property and plant. Under the terms of the agreement, the Company is required to comply with certain covenants, maintain certain debt to net worth ratios, current ratios and minimum net worth requirements.

Included within the borrowing limits of the agreement, the Company has available approximately $4,000,000 in letters of credit and approximately $300,000 has been reserved for standby letters of credit at March 31, 1996.

The annual maturities of long-term debt for the five years ending March 31, 2001 and thereafter are as follows:


                                    (In thousands)

   1997                                 $ 1,791
   1998                                  12,297
   1999                                   1,543
   2000                                   1,146
   2001                                   1,261
   Thereafter                             5,772
                                   ----------------
                                        $23,810
                                   ================

Future minimum lease commitments under noncancelable operating leases are not material at March 31, 1996. Rent expense for all operating leases amounted to approximately $484,000, $766,000 and $562,000 for 1994, 1995 and 1996,
respectively.

4. NONRECURRING CHARGES

In December 1994, the Company recorded a nonrecurring charge of $4,393,000 related to downsizing and restructuring in response to a deterioration in the Company's contractual relationship with E-Systems, Inc., a major customer of ATL Products, Inc. (see Note 8). The charge consisted of a $3,716,000 write-down of inventories and accounts receivable to net realizable value and $677,000 of severance costs and other charges associated with the E-Systems dispute. The Company's restructuring plan also called for the implementation of an early retirement incentive program effective for the period January 1, 1995 through March 31, 1995 which resulted in a nonrecurring charge of $416,000 during the fourth quarter of fiscal 1995. Approximately 100 associates, primarily in operations, manufacturing, general management and administrative functions, received severance pay based on the number of years of service plus early retirees received HMO coverage for one year. Approximately $283,000 and $133,000 of the severance charges were paid in fiscal 1995 and 1996, respectively.

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements


5. INCOME TAXES

The reconciliation of the income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:


                                               YEAR ENDED MARCH 31
                                            1994       1995      1996
                                        ------------------------------
                                                 (In thousands)

   Income tax (benefit) at statutory
    rates                                  $  897    $(2,442)   $1,385
   State income taxes, net of federal
    tax benefit                               145         27       310

   Recognition of general business and
    other credits                            (250)         -         -

   Decrease of valuation allowance
    associated with federal deferred
    tax assets                                (92)         -      (326)

   Foreign losses recorded without
    benefit                                     -          -        80

   Other                                       43        115        55
                                        ------------------------------
                                           $  743    $(2,300)   $1,504
                                        ==============================

United States and foreign income (loss) before income taxes are as follows:

                                              YEAR ENDED MARCH 31
                                           1994       1995      1996
                                        ------------------------------
                                                 (In thousands)

   Pretax income (loss):
     Domestic                              $2,455    $(7,383)   $2,194
     Foreign                                  110        405     1,763
                                        ------------------------------
                                           $2,565    $(6,978)   $3,957
                                        ==============================

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements


5. INCOME TAXES (CONTINUED)

Significant components of the provision (benefit) for income taxes are as follows:


                                               YEAR ENDED MARCH 31
                                            1994      1995      1996
                                        -----------------------------
                                                 (In thousands)
   Current:
     Federal                               $ 804    $  (139)   $  293
     State                                   242         40       476
     Tax benefit from stock option
      exercises                              (86)       (24)      (31)

     Research and development credits
      utilized                              (250)         -         -

     Foreign                                  39        136       659
                                        -----------------------------
                                             749         13     1,397

   Deferred:
     Federal                                 (59)    (2,337)      194
     State                                   (33)         -      (118)
                                        -----------------------------
   Total deferred                            (92)    (2,337)       76

   Charge in lieu:
     Credit to additional paid-in
      capital attributable to stock
      option exercises                        86         24        31
                                        -----------------------------
                                           $ 743    $(2,300)   $1,504
                                        =============================

                                Odetics, Inc.

                  Notes to Consolidated Financial Statements


5. INCOME TAXES (CONTINUED)

The components of deferred tax liabilities and assets are as follows:

                                             1995       1996
                                        ---------------------
                                             (In thousands)

   Deferred tax assets:
     Inventory reserves                    $ 2,441    $ 1,915
     Deferred compensation and other
      payroll accruals                       1,691      1,904
     General business tax credit
      carryforwards                          1,188      1,035
     Alternative minimum tax credit
      carryforwards                            800        883
     Bad debt reserve                          467        397
     Other, net                                230        377
                                        ---------------------

   Total deferred tax assets                 6,817      6,511
   Valuation allowance for deferred tax
    assets                                  (1,749)    (1,450)
                                        ---------------------
   Net deferred tax assets                   5,068      5,061
                                        ---------------------

   Deferred tax liabilities:
     Tax over book depreciation              2,465      2,557
     Capitalized interest and taxes            471        455
     Other, net                                 37         30
                                        ---------------------
   Total deferred tax liabilities            2,973      3,042
                                        ---------------------
   Net deferred tax assets                 $ 2,095    $ 2,019
                                        =====================

At March 31, 1996, the Company had approximately $1,035,000 in research and development credit carryforwards, and $883,000 of alternative minimum tax credit carryforwards for federal income tax purposes. For financial reporting purposes, a valuation allowance of $1,450,000 has been recorded to offset the deferred tax asset related to these credits. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense. These credit carryforwards expire at various dates beginning in 1999.

6. ASSOCIATE INCENTIVE PROGRAMS

Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 1994, 1995 or 1996.

                                Odetics, Inc.

                  Notes to Consolidated Financial Statements


6. ASSOCIATE INCENTIVE PROGRAMS (CONTINUED)

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions.
The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $192,000, $376,000 and $1,389,000 in 1994, 1995 and 1996, respectively.

Effective April 1, 1987, the Company established a noncontributory Associate Stock Ownership Plan (ASOP) for all associates with more than six months of eligible service. The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of Company stock. No contributions were made in 1995. The Company contributions to the ASOP were approximately $375,000 and $430,000 in 1994 and 1996, respectively. Shares distributed through the ASOP Plan were included in total outstanding shares used in the earnings per share calculation.

7. STOCK OPTION AND DEFERRED COMPENSATION PLANS

The Company has adopted an Associate Stock Option Plan which provides that options for shares of the Company's unissued Class A common stock may be granted to directors and associates of the Company. Options granted enable the option holder to purchase one share of Class A common stock at prices which are equal to or greater than the fair market value of the shares at the date of grant. Options for shares have been granted at prices ranging from $4.25 to $9.00 for one share of Class A common stock. Options expire ten years after date of grant or 90 days after termination of employment and vest ratably at 33% or 25% on each of the first three or four anniversaries of the grant date, respectively, depending on the date of grant. Options for shares of both the Company's unissued Class A and Class B common stock had been granted to directors and associates of the Company and such options expired in 1994.


                                                     YEAR ENDED MARCH 31
                                               1994          1995          1996
                                        ------------------------------------------
                                            (In thousands, except per share data)

   Options outstanding at beginning of
    year                                        544           655           610
   Granted                                      209            12           397
   Exercised                                    (89)          (40)          (70)
   Canceled                                      (9)          (17)         (248)
                                        ------------------------------------------
   Options outstanding at end of year           655           610           689
                                        ==========================================

                                Odetics, Inc.

                  Notes to Consolidated Financial Statements


7. STOCK OPTION AND DEFERRED COMPENSATION PLANS (CONTINUED)

                                                        YEAR ENDED MARCH 31
                                               1994            1995             1996
                                        -------------------------------------------------
                                               (In thousands, except per share data)

 Options exercisable at March 31                285             357              288
 Options available for grant at March 31         82             437              520

 Option price range for exercised
  shares:
   Class A common stock                    $4.38 to 6.63   $4.38 to 6.13   $4.25 to 6.625
   Class A and Class B common stock             11.50            -                -

During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return.
Compensation charged to operations and deferred under the plan totaled $370,000, $364,000 and $302,000 for 1994, 1995 and 1996, respectively.

8. LITIGATION

In November 1994 and February 1995 the Company and E-Systems, Inc. (E-Systems), respectively filed legal actions related to E-Systems' cancellation of purchase orders for ATL Products' DataLibrary and DataTower products. In May 1996, the parties entered into a settlement agreement under which, among other things, E-Systems agreed to pay the Company $6,160,000, all claims asserted by the parties were released and the litigation dismissed. In addition, the parties agreed to an equitable disposition of disputed inventory and entered into a five year service agreement for Odetics to service units that had been sold to E-Systems at agreed upon prices. The Company does not expect to record any material gain or loss based on the terms of the settlement agreement.

                                Odetics, Inc.

                  Notes to Consolidated Financial Statements


9. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates in one industry segment whereby it focuses on information automation through its design, development, manufacturing and marketing of subsystems and other products for specialized information automation applications. The Company's principal products include magnetic tape cartridge and cassette handling subsystems for Automated Tape Library (ATL) systems used in computer mass data storage applications; large-library cart machines used in broadcast and cable television station operations; time-lapse VCRs and related products used in commercial and industrial closed circuit television security and surveillance applications; and space-qualified digital data recorders used in manned and unmanned space vehicles.

The Company manufactures and sells its products to commercial customers in diversified industries as well as to prime government contractors under long-term contracts. The percentage of the Company's total net sales and contract revenues contributed by direct and indirect sales to the U.S. and foreign governments were approximately 27%, 19% and 10% during 1994, 1995 and 1996, respectively.

The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. At March 31, 1995 and 1996, accounts receivable from governmental agencies and prime government contractors were approximately $1,923,000 and $970,000, respectively.

                                Odetics, Inc.

                  Notes to Consolidated Financial Statements


9. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION (CONTINUED)

Information concerning the Company's operations by geographic segment is as follows:

                                                 YEAR ENDED MARCH 31
                                             1994       1995        1996
                                        ----------------------------------
Sales to unaffiliated customers:
     United States (a)                     $79,861    $ 79,950    $ 87,007
     Europe - Odetics Europe, Ltd.           4,301       5,627      14,553
     Asia Pacific - Odetics Asia
      Pacific Pte Ltd.                           -       4,170       3,067
                                        ----------------------------------
                                           $84,162    $ 87,745    $104,627
                                        ==================================
   Sales between geographic areas
    (based on invoiced prices):
       United States                       $ 4,669    $ 10,452    $  9,563
       Europe                                    -           -           -
       Asia Pacific                              -           -           -
       Intercompany eliminations            (4,669)    (10,452)     (9,563)
                                        ----------------------------------
                                           $     -    $      -    $      -
                                        ==================================

   Income (loss) before taxes:
     United States                         $ 2,782    $ (7,019)   $  2,744
     Europe                                    110          29       1,998
     Asia Pacific                                -         377        (235)
     Intercompany eliminations                (327)       (365)       (550)
                                        ----------------------------------
                                           $ 2,565    $ (6,978)   $  3,957
                                        ==================================

   Assets:
     United States                         $67,179    $ 76,620    $ 78,543
     Europe                                  1,896       3,367       5,002
     Asia Pacific                                -       1,934         740
     Intercompany eliminations              (3,147)     (9,563)     (5,474)
                                        ----------------------------------
                                           $65,928    $ 72,358    $ 78,811
                                        ==================================

(a) Export sales from the United States to all unaffiliated foreign customers (which excludes sales to and by Odetics Europe, Ltd. and Odetics Asia Pacific Pte Ltd.) were approximately $10,000,000, $10,000,000 and $13,000,000 during 1994, 1995 and 1996, respectively. These sales were principally made to customers in Europe and the Pacific Rim.

                                Odetics, Inc.

                  Notes to Consolidated Financial Statements


10. SUPPLEMENTAL CASH FLOW INFORMATION

                                                YEAR ENDED MARCH 31
                                             1994       1995       1996
                                        --------------------------------
                                                  (In thousands)
   Net cash used in changes in
    operating assets and liabilities:
       Increase in accounts receivable     $(5,268)   $  (435)   $(7,129)
       Decrease in net costs and
        estimated earnings in excess of
        billings                               986      2,064      1,167

       (Increase) decrease in
        inventories                         (5,647)    (3,102)     2,747
       (Increase) decrease in prepaids
        and other assets                        22     (1,109)      (556)

       Increase (decrease) in accounts
        payable and accrued expenses         4,803        (24)     5,166
                                        --------------------------------
   Net cash used in changes in
    operating assets and liabilities       $(5,104)   $(2,606)   $ 1,395
                                        ================================

   Cash paid during the year:
     Interest                              $ 1,937    $ 2,006    $ 2,415
     Income taxes paid (refunded)              891        292       (133)

   Noncash transactions during the year:
     Issuances of common stock to
     satisfy associate incentive
      program obligation                   $    46    $   140    $   143


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


   None.

                                    PART III


   In accordance with paragraph (3) of General Instruction G of Form 10-K (Information to be Incorporated by Reference), Items 10, 11, 12 and 13 are incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A prior to the expiration of 120 days after March 31, 1996, the close of the Company's most recent fiscal year.


                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)     1.  Financial Statements
              --------------------

  The following financial statements of the Company are included in Part II,
Item 8, which information is incorporated herein by reference:


                                                                                                    Page
                                                                                                    ----

          Report of Independent Auditors                                                             16

          Consolidated Balance Sheets -
          March 31, 1995 and 1996                                                                    17

          Consolidated Statements of Operations -
          Years ended March 31, 1994, 1995 and 1996                                                  19

          Consolidated Statements of Stockholders' Equity -
          Years ended March 31, 1994, 1995 and 1996                                                  20

          Consolidated Statements of Cash Flows -
          Years ended March 31, 1994, 1995 and 1996                                                  21

          Notes to Consolidated Financial Statements                                                 22

          2.  Financial Statement Schedule
              ----------------------------
The following schedule supporting the financial statements of the Company is included herein:
     Page
     ----
     Schedule II - Valuation and Qualifying Accounts                                                 36


  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (b)  Reports on Form 8-K
       -------------------

  None.

  (c)  Exhibits
       --------

  The following exhibits are filed as part of this report on Form 10-K or are incorporated herein by reference:

      3.1 Certificate of Incorporation of the Company filed as Exhibit 19.2 to the September 30, 1987 Form 10-Q and incorporated herein by reference.

      3.2     Bylaws of the Company, as amended, filed as Exhibit 4.2 to Form S-
              1 filed July 6, 1993 and incorporated herein by reference.

      4.1     See Exhibit 3.1.

      4.2     See Exhibit 3.2.

      4.3 Specimen of Class A Common Stock and Class B Common Stock certificates filed as Exhibit 4.3 to Amendment No. 1 filed
              September 30, 1993 to Form S-1 filed July 6, 1993 and incorporated herein by reference.

      10.1    1981 Incentive Stock Option Plan and form of Stock Option
              Agreement, filed as Exhibit 4.1 to the Company's Form S-8 filed
              June 27, 1985 (No. 2-98656) (the "1985 Form S-8") and incorporated herein by reference.

      10.2 1982 Nonstatutory Stock Option and Stock Appreciation Rights Plan and forms of Nonstatutory Stock Option and Stock Appreciation
              Rights Agreement, filed as Exhibit 4.2 to the 1985 Form S-8 and incorporated herein by reference.

      10.3    1992 Incentive Stock Option Plan and forms of Incentive Stock
              Option Agreement and Non-Statutory Stock Option Agreement filed as
              Exhibit 4.1, 4.2 and 4.3, respectively, to the Company's Form S-8 filed March 10, 1993 (Reg. No. 33-59274) and incorporated herein by reference.

      10.4    Profit Sharing Plan and Trust, filed as Exhibit 4.3 to Amendment
              No. 2 to the 1985 Form S-8 filed May 5, 1988 (Reg No. 2-98656) and incorporated herein by reference.

      10.5 Form of Executive Deferral Plan between the Company and certain employees of the Company, filed as Exhibit 10.4 to the 1988 Form
              10-K and incorporated herein by reference.

      10.6    Second Amended and Restated Loan Agreement between Bank of the
              West and the Company entered into as of September 30, 1992, filed as Exhibit 10.6 to Form S-1 filed July 6, 1993 and incorporated herein by reference.

      10.7 Loan and Security Agreement between ATL Products, Inc. and Bank of the West entered into as of February 26, 1993, filed as Exhibit
              10.6 to Form S-1 filed July 6, 1993 and incorporated herein by reference.

      10.8 Modification Agreement regarding the agreements referenced in Exhibits 10.6 and 10.7, as modified by the First Amendments to Modification Agreement from Bank of the West dated as of February
              26, 1993 and August 9, 1993 filed as Exhibit 10.6 to Form S-1 filed July 6, 1993 and incorporated herein by reference.


      10.9.1 Form of Indemnity Agreement entered into by the Company, and certain officers and directors, filed as Exhibit 19.4 to the September 30, 1988 Form 10-Q and incorporated herein by reference.

      10.9.2 Schedule of officers and directors covered by Indemnity Agreement filed as Exhibit 10.9.2 to Amendment No. 1 filed September 30,
              1993 to Form S-1 filed July 6, 1993 and incorporated herein by reference.

      10.10 Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust, filed as Exhibits 4.3.1 and 4.3.2 respectively, to Amendment No. 3 to the 1983 Form S-8 (Reg. No. 2-86220) filed June 13, 1990 and incorporated herein by reference.

      10.11 Lease between the Company and Roths Properties entered into as of November 1, 1990 filed as Exhibit 10.11 to Form S-1 filed July 6,
              1993 and incorporated herein by reference.

      10.12 Promissory Note in the original principal amount of $15,000,000 payable to The Northwestern Mutual Life Insurance Company ("NMLI") dated October 31, 1989 and related Deed of Trust, Security
              Agreement and Financing Statement between Odetics, Inc. and NMLI dated October 31, 1989 filed as Exhibit 10.12 to Form S-1 filed
              July 6, 1993 and incorporated herein by reference.

      21      Subsidiaries of the Registrant filed as Exhibit 22 to Amendment
              No. 1 filed September 30, 1993 to Form S-1 filed July 6, 1993 and incorporated herein by reference.

      23      Consent of Independent Auditors.

- -------------------------------

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ODETICS, INC.



June 27, 1996               By  /s/ JOEL SLUTZKY
                              --------------------------------------------------
                                Joel Slutzky, Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                         Capacity                    Date
          ---------                         --------                    ----


/s/ JOEL SLUTZKY                Chief Executive Officer, and        June 27, 1996
- -----------------------------   Director
Joel Slutzky



/s/ GREGORY A. MINER            Vice President and                  June 27, 1996
- -----------------------------   Chief Financial Officer
Gregory A. Miner


/s/ CRANDALL GUDMUNDSON         President and                       June 27, 1996
- -----------------------------   Director
Crandall Gudmundson


/s/ JERRY MUENCH                Vice President and                  June 27, 1996
- -----------------------------   Director
Jerry Muench


/s/ KEVIN C. DALY               President, ATL and                  June 27, 1996
- -----------------------------   Director
Kevin C. Daly

/s/ GARY SMITH                  Vice President and Controller       June 27, 1996
- -----------------------------   (Principal Accounting Officer)
Gary Smith

/s/ RALPH R. MICKELSON          Director                            June 27, 1996
- -----------------------------
Ralph R. Mickelson


/s/ STANLEY MOLASKY             Director                            June 27, 1996
- -----------------------------
Stanley Molasky


/s/ LEO WEXLER                  Director                            June 27, 1996
- -----------------------------
Leo Wexler


/s/ PAUL WRIGHT                 Director                            June 27, 1996
- -----------------------------
Paul Wright


                Schedule II - Valuation and Qualifying Accounts

                                 Odetics, Inc.

- -----------------------------------------------------------------------------------------------------------------
          Column A                Column B                Column C                  Column D        Column E
- -----------------------------------------------------------------------------------------------------------------
                                 Balance at      Charged to      Charged to
                                Beginning of     Costs and     Other Accounts -    Deductions -   Balance at End
         Description               Period         Expenses        Describe          Describe         of Period
- -----------------------------------------------------------------------------------------------------------------
Year ended March 31, 1994:
 Deducted from asset accounts:
   Allowance for doubtful
    accounts                      $  490,000   $ (125,000)     $         -        $ (28,000) (1)    $  337,000
   Reserve for inventory
    obsolescence                           -            -                -                -                  -
                              -----------------------------------------------------------------------------------
     Total                        $  490,000   $ (125,000)     $         -        $ (28,000)        $  337,000
                              ===================================================================================

Year ended March 31, 1995:
 Deducted from asset
  accounts:
   Allowance for doubtful
    accounts                      $  337,000   $  827,000      $         -         (210,000) (1)    $  954,000
   Reserve for inventory
    obsolescence                           -    3,118,000                -                -          3,118,000
                             ------------------------------------------------------------------------------------
     Total                        $  337,000   $3,945,000      $         -        $(210,000)        $4,072,000
                             ====================================================================================

Year ended March 31, 1996:
 Deducted from asset
  accounts:
   Allowance for doubtful
    accounts                      $  954,000   $  170,000      $         -        $(136,000) (1)    $  988,000
   Reserve for inventory
    obsolescence                   3,118,000      513,000                -                -          3,631,000
                             ------------------------------------------------------------------------------------
     Total                        $4,072,000   $  683,000      $         -        $(136,000)        $4,619,000
                             ====================================================================================

(1) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS
                               -----------------

                                                     Sequential
Exhibit No.                                            Page No.
- -----------                                          ----------
3.1        Certificate of Incorporation of the
           Company filed as Exhibit 19.2 to the
           9/30/87 Form 10-Q and incorporated
           herein by reference.

3.2        Bylaws of the Company filed as Exhibit
           19.3 to the 9/30/87 Form 10-Q and
           incorporated herein by reference.

4.1        See Exhibit 3.1

4.2        See Exhibit 3.2

10.1       1981 Incentive Stock Option Plan and
           form of Stock Option Agreement, filed
           as Exhibit 4.1 to the Company's Form
           S-8 filed June 27, 1985 (No. 2-98656)
           (the "1985 Form S-8") and incorporated
           herein by reference.

10.2       1982 Nonstatutory Stock Option and
           Stock Appreciation rights Plan and form
           of Nonstatutory Stock Option and Stock
           Appreciation Rights Agreement, filed as
           Exhibit 4.2 to the 1985 Form S-8 and
           incorporated herein by reference.

10.3       Profit Sharing Plan and Trust, filed as
           Exhibit 4.3 to Amendment No. 2 to the
           1985 Form S-8 filed May 5, 1988 (Reg
           No. 2-98656) and incorporated herein by
           reference.

10.4       Form of Executive Deferral Plan between
           the Company and certain employees of
           the Company, filed as Exhibit 10.4 to
           the 1988 Form 10-K and incorporated
           herein by reference.

10.5       Amended and Restated Loan Agreement
           between Bank of the West and the
           Company entered into as of September
           30, 1991, filed as Exhibit 19.1 to
           9/30/91 Form 10-Q and incorporated
           herein by reference.

10.7.1     Form of Indemnity Agreement entered
           into by the Company, and certain
           Officers and Directors, filed as
           Exhibit 19.4 to the 9/30/88 From 10-Q
           and incorporated herein by reference.

10.7.2     Schedule of Officers and Directors
           covered by Indemnity Agreement included
           as Exhibit 10.7.1

10.8       Amendment Nos. 3 and 4 to the Profit
           Sharing Plan and Trust, filed as
           Exhibits 4.3.1 and 4.3.2 respectively,
           to Amendment No. 3 to the 1985 (Reg.
           No. 2-86220) Form S-8 filed June 13,
           1990 and incorporated herein by
           reference.

10.9       1992 Incentive Stock Plan and forms of
           Incentive Stock Option Agreement and
           Non-Statutory Stock Option Agreement
           filed as Exhibit 4.1, 4.2 and 4.3,
           respectively, to Company's Form S-8
           filed March 10, 1993 (Reg. No.
           33-59274) and incorporated herein by
           reference.

21         Subsidiaries of the Registrant filed as Exhibit 22 to Amendment
           No. 1 filed September 30, 1993 to Form S-1 filed July 6, 1993 and incorporated herein by reference.

23         Consent of Independent Auditors.
