Form 10-K/A
period 1996-03-31
ODETICS INC
filed 1996-07-30
CIK 350868

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 --------------

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 1996 was approximately $49,500,000.

      Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

      As of July 29, 1996, there were 5,144,208 shares of registrant's Class A Common Stock and 1,129,432 shares of registrant's Class B Common Stock outstanding.

      Documents incorporated by reference into this report:

                                     None.

================================================================================

                                    PART III
                                    ========

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding all executive officers and directors of the Company as of July 29, 1996:


          Name                       Age   Capacities in Which Served
          --------                   ---   -----------------------------------

          Joel Slutzky                57   Chairman of the Board and Chief
                                           Executive Officer

          Crandall Gudmundson         65   President and Director

          Jerry Muench                61   Vice President - Marketing, Secretary
                                           and Director

          Kevin C. Daly, Ph.D.        52   Vice President - Chief Technical
                                           Officer and Director, President -
                                           ATL Products, Inc.

          Gordon Schulz               64   Vice President - Mechanical
                                           Engineering

          James Welch                 62   Vice President - Electrical
                                           Engineering

          David E. Lewis              62   Vice President - Commercial Products

          Gregory A. Miner            41   Vice President and Chief Financial
                                           Officer

          Gary Smith                  39   Vice President and Controller

          Ralph Mickelson             68   Director

          Stanley Molasky             68   Director

          Leo Wexler                  86   Director

          Paul E. Wright              64   Director


     Messrs. Slutzky, Gudmundson and Muench are founders of the Company. Mr. Slutzky (age 57) has been Chairman of the Board since the Company's founding in 1969 and Chief Executive Officer since 1975. From May 1993 until January 1994, he assumed the additional responsibilities of Chief Financial Officer on an interim basis following the retirement of the Company's former Chief Financial Officer. In January 1994, Gregory A. Miner joined the Company as Chief Financial Officer. Mr. Gudmundson (age 65) has served as President of the Company since 1975 and has been a director since 1979. Mr. Muench (age 61) has served as a director and Secretary since 1969 and as Vice President - Marketing since 1975. Dr. Daly (age 52) was appointed a director of the Company in June 1993 and has served as Vice President-Chief Technical Officer of the Company since 1987. Dr. Daly also has been President of the Company's wholly-owned subsidiary ATL Products, Inc., since its formation in 1993.

     Messrs. Molasky and Wexler have been directors of the Company since 1969, and Mr. Mickelson has been a director of the Company since 1975. For over ten years, Mr. Mickelson (age 68) has been a senior partner in the Chicago law firm of Rudnick & Wolfe. Since 1985, Mr. Molasky (age 68) has been self-employed as an investor. For over ten years, Mr. Wexler (age 86) has been self-employed as an investor. Mr. Wright (age 64) was appointed an outside director of the Company in June 1993; he has served as Chairman of Chrysler Technologies Corp., the aerospace and defense electronics subsidiary of Chrysler Corporation, since 1988.

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

   ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 31, 1996, 1995 and 1994 of those persons who were, as of March 31, 1996, the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended March 31, 1996 (the "named officers"):

                           Summary Compensation Table

                                                                           Long-Term
                                                     Annual               Compensation
                                                  Compensation               Awards
                                               -------------------   ----------------------
                                                                      Restricted
                                      Fiscal                             Stock      Options        All Other
Name and Principal Position            Year    Salary(1)    Bonus       Awards      (Shares)    Compensation(2)
- -----------------------------------   ------   ---------   -------    -----------   --------    ---------------
Joel Slutzky.......................     1996   $279,214    $68,800       $   (3)    26,000            $3,229
  Chairman of the Board and             1995    284,441          -            -          -             2,994
  Chief Executive Officer               1994    260,906     25,000        3,616     33,000             3,123

Crandall Gudmundson................     1996    185,663     35,900           (3)    12,000             3,158
  President                             1995    179,464          -            -          -             2,606
                                        1994    173,864     15,000        2,792     15,000             2,693

Kevin C. Daly, Ph.D................     1996    164,104     50,000           (3)    12,000             3,258
  President - ATL Products, Inc.        1995    174,521          -            -          -             2,951
                                        1994    154,073     15,000        2,472     15,000             2,951

David E. Lewis.....................     1996    171,806     40,000           (3)    10,000             3,959
  Vice President - Commercial           1995    165,772          -            -          -             2,044
  Products                              1994    180,589     15,000        2,904     15,000                 -

Jerry Muench.......................     1996    178,813     29,300           (3)    12,000             3,222
  Vice President - Marketing            1995    142,998          -            -          -             3,030
                                        1994    141,586     15,000        2,240     13,000             2,695

- -----------------

(1) Represents all amounts earned during the fiscal years shown, including amounts deferred under the Company's Executive Deferral Plan and the Company's 401(k) Plan.

(2) Represents the Company's matching contribution to the respective accounts of the named officers under the Company's 401(k) Plan.

(3) The Company made a contribution of $430,000 to the Company's Associate Stock Ownership Plan (the "ASOP") during the fiscal year ended March 31, 1996.
    The amount of the contribution made to the ASOP that is allocable to the named officer had not yet been determined as of the date of this Amendment No. 1 to the Company's Annual Report on Form 10-K.

(4) During fiscal 1996, the Company offered all holders of options that were granted in fiscal 1994 the opportunity to have the option exercise price of outstanding fiscal 1994 options reduced to the then current 1996 trading price. In connection with any such option repricing, one-third of any repriced options were required to be cancelled. The option information contained in this table does not take into account any options that may have been cancelled in connection with any option repricing.

     Directors who are not associates of the Company receive an annual fee of $12,000 per year, paid quarterly. Additionally they receive $1,500 for each Board meeting attended in person and $250 for each telephone conference Board meeting.

     The following table sets forth information with respect to grants of stock options pursuant to the Company's 1994 Incentive Stock Plan (the "1994 Plan") during fiscal 1996 to each of the named officers, as reflected on the summary compensation table:

                       Option Grants in Last Fiscal Year

                                 Individual Grants
- -----------------------------------------------------------------------------------
                                                                                        Potential Realizable
                                                                                           Value at Assumed
                                                                                           Annual Rates of
                                                                                             Stock Price
                                         % of Total                                        Appreciation for
                                       Options Granted    Exercise or                       Option Term(2)
                          Options      to Employees in    Base Price     Expiration     -----------------------
Name                      Granted(1)     Fiscal Year       ($/Share)        Date           5%             10%
- -----------------------   -------      ---------------    -----------    ----------      -------        -------
Joel Slutzky...........    26,000         12.9%           $4.675          5/23/2005      $58,500      $165,000
Crandall Gudmundson....    12,000          6.0%            4.250          5/23/2005       32,000        81,000
Kevin C. Daly, Ph.D....    12,000          6.0%            4.250          5/23/2005       32,000        81,000
David E. Lewis.........    10,000          5.0%            4.250          5/23/2005       27,000        68,000
Jerry F. Muench........    12,000          6.0%            4.250          5/23/2005       32,000        81,000

- -----------------

(1) All of the foregoing options were granted on May 23, 1995 and will vest in increments of 33 1/3% each on the first three anniversaries of the grant date, subject to acceleration of vesting (in the discretion of the Committee of the Board of Directors that administers the 1994 Plan) in the event of a merger, consolidation of the Company or similar transactions by the Company. The options will expire ten years from the date of grant, subject to earlier termination in certain events related to termination of employment.

(2) The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent management's estimate or projection of future trading prices of the Class A Common Stock.

   The following table sets forth certain information with respect to stock options exercised during fiscal 1996 by each of the named officers:

                      Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                                Number of Unexercised         Value of Unexercised
                                                                  Options Held at           In-the-Money Options At
                                                                  March 31, 1996               March 31, 1996(2)
                                                            ---------------------------   ---------------------------
                            Shares Acquired      Value
          Name                on Exercise     Realized(1)   Exercisable   Unexercisable   Exercisable   Unexercisable
- -------------------------   ---------------   -----------   -----------   -------------   -----------   -------------
                                Class A         Class A       Class A        Class A        Class A        Class A
                            ---------------   -----------   -----------   -------------   -----------   -------------
Joel Slutzky.............        5,600         $21,700        45,400          40,260       $68,268         $90,195
Crandall Gudmundson......        3,300          12,788        20,825          18,175        40,194          49,494
Kevin C. Daly, Ph.D......       10,000          38,750        20,250          18,050        39,375          49.338
David E. Lewis...........        3,200          12,400        20,250          18,050        39,375          43,338
Jerry F. Muench..........        3,200          12,400        19,357          17,610        36,696          48,018
- -------------------------

(1) Value realized is determined by subtracting the exercise price from the fair market value (the closing price for the Company's Common Stock as reported by the Nasdaq National Market) as of November 1995 (the date that the options were exercised), which was $8.50, and multiplying the resulting number by the number of underlying shares of Common Stock.

(2) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Company's Common Stock as reported by the Nasdaq National Market) as of March 31, 1996 ($7.25 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.


     The Company has not entered into employment agreements with any of the officers named in the foregoing tables. Consequently, there is no agreement or policy which would result in any such named officer being entitled to severance payments or any other compensation as a result of such officer's termination.


ASSOCIATE BENEFIT PLANS

     The Company maintains a Profit Sharing Plan and Trust (the "Profit Sharing Plan"), which qualifies under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). The Profit Sharing Plan provides that associates who meet a six-month service requirement automatically become participants. Each fiscal year, the Company, at its discretion, makes a contribution to the Profit Sharing Plan. The Company may contribute Class A Common Stock or cash to the Profit Sharing Plan. These contributions are allocated to separate accounts of the participants in proportion to their relative compensation, and are held in trust and invested. Participant accounts are credited with investment gains and losses. Vesting depends on the participant's years of service, with contributions being fully vested after the participant has five years of service. When an associate leaves the Company, his account under the Profit Sharing Plan, if vested, becomes distributable in a lump sum or over a period of time, at the discretion of the Profit Sharing Plan Administrator. No contributions were made to the Profit Sharing Plan for fiscal years 1996, 1995, and 1994.

     The Profit Sharing Plan also includes the Odetics, Inc. 401(k) Plan (the "401(k) Plan"). Under the 401(k) Plan, associates with at least six months of service with the Company or any subsidiary may elect to defer up to 15% of their annual compensation not to exceed limits set by the Code. The maximum deferral for calendar year 1996 is $9,500.

     The Company maintains an Associate Stock Ownership Plan (the "ASOP"), which qualifies under Section 401 of the Code. The ASOP provides that associates who meet a six-month service requirement automatically become participants. Each fiscal year, the Company, at its discretion, makes a contribution to the ASOP. The Company may contribute Class A Common Stock, or the cash to buy Class A Common Stock. These contributions are allocated to separate accounts of the participants in proportion to their relative compensation, and are held in trust. Vesting depends on the participant's years of service, with contributions being fully vested after the participant has five years of service. When an associate leaves the Company, his account under the ASOP, if vested, is distributed in shares of Class A Common Stock. The Company contributed $430,000 to the ASOP for fiscal year 1996.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No directors of the Company other than those identified above as members of the Compensation Committee served on that Committee during fiscal 1996. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during fiscal 1996. None of the executive officers of the Company has served on the Board of Directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 29, 1996, the number and percentage ownership of the Company's Class A Common Stock and Class B Common Stock by (i) all persons known to the Company to own beneficially more than 5% of either class of outstanding Common Stock (based upon reports filed by such persons with the Securities and Exchange Commission), (ii) each of the named officers in the Summary Compensation Table which appears elsewhere herein, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the Common Stock shown as beneficially owned. An asterisk denotes beneficial ownership of less than 1%.


                                          Class A Common Stock                      Class B Common Stock
                                ----------------------------------------    -------------------------------------
      Name and Address              Amount & Nature of                        Amount & Nature of
     of Beneficial Owner         Beneficial Ownership(1)     Percent (2)     Beneficial Ownership     Percent (2)
- -----------------------------   ------------------------     -----------    -----------------------   -----------
Gerald A. Weber..............          255,318(3)               4.8%                195,524             17.3%
222 N. La Salle, Suite 800
Chicago, Illinois 60601
Joel Slutzky(3)(4)...........           93,617                  1.8%                258,869             22.9%
Crandall Gudmundson(4).......           89,625                  1.7%                 69,743              6.2%
Jerry Muench(5)..............           92,335(5)               1.7%                 61,537(6)           5.4%
Kevin C. Daly, Ph.D.(4)......           54,327                  1.0%                      0               *
David E. Lewis...............            1,002                   *                        0               *
Leo Wexler...................           14,650(7)                *                   20,940(8)           1.9%
Stanley Molasky..............           52,327                   *                   48,268              4.3%
Ralph R. Mickelson...........           30,150                   *                   20,445(9)           1.8%
Paul E. Wright...............           16,650                   *                        0               *
All executive officers and
 directors as a group (13
 persons)....................          546,597                 10.3%                605,704             53.6%
- -----------------

(1) Included in the shares shown are shares subject to currently exercisable options as follows: Joel Slutzky, 54,098; Crandall Gudmundson, 24,825; Jerry Muench, 23,357; Kevin C. Daly Ph.D., 24,250; Leo Wexler, 6,750; Stanley Molasky, 12,650; Ralph R. Mickelson, 8,650; Paul E. Wright, 8,650; and all executive officers and directors as a group, 177,450.

(2) Included as outstanding for purposes of these calculations were 5,144,208 shares of Class A Common Stock or 1,129,431 shares of Class B Common Stock, as the case may be, outstanding as of July 29, 1996 plus, in the case of a particular person or group, the shares of Class A Common Stock or Class B Common Stock, as the case may be, subject to currently exercisable options (which are deemed to include options exercisable within 60 days after July 29, 1996) held by that person or group, which options are specified in note
    1. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options are not deemed to be outstanding for purposes of this calculation.

(3) All of the shares shown are owned beneficially of record by various trusts with respect to which Mr. Weber serves as trustee or co-trustee. Mr. Weber shares investment and voting power as to 76,628 of the shares of Class A Common Stock and 120,977 of the shares of Class B Common Stock shown.

     Mr. Weber exercises sole investment and voting power over the remaining 175,690 shares of Class A Common Stock and 74,547 shares of Class B Common Stock shown. The shares of Class A Common Stock and shares of Class B Common Stock shown includes an aggregate of 227,439 shares of Class A Common Stock and 141,136 shares of Class B Common Stock, respectively, held in trust for the benefit of children and relatives of Mr. Slutzky, as to which shares Mr. Slutzky has no investment or voting power and disclaims any beneficial ownership. The shares of Class A Common Stock and shares of Class B Common Stock shown also include 27,879 shares of Class A Common Stock and 26,978 shares of Class B Common Stock, respectively, held in trust for the benefit of the children of Mr. Wexler, as to which shares Mr. Wexler has no investment or voting power and disclaims any beneficial ownership.

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

                                       ODETICS, INC.



July 30, 1996                          By /s/ Gregory Miner
                                          --------------------------------------
                                          Gregory Miner, Chief Financial Officer