Form 10-Q
period 1996-06-30
ODETICS INC
filed 1996-08-14
CIK 350868

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                              ------------------------------------------------
                                            OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------    ----------------------

Commission file number           0-10605
                      ---------------------------------------------------------

                                 ODETICS, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                         95-2588496
- -----------------------------------                 ---------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


 1515  SOUTH  MANCHESTER  AVE., ANAHEIM, CA                     92802
- -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (714) 774-5000
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
 (Former name, former addressed and former fiscal year, if changed since last report)

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

    Number of shares of Common Stock outstanding as of July 30, 1996

                   Class A Common Stock - 5,144,208 shares.
                   Class B Common Stock - 1,129,431 shares.

                                     INDEX
                                     -----

PART I     FINANCIAL INFORMATION                                          Page
- --------------------------------                                          ----
ITEM 1.  CONSOLIDATED STATEMENTS OF OPERATIONS FOR                          3
             THE THREE MONTHS ENDED JUNE 30, 1995 AND
             1996 (UNAUDITED)

             CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996                  4
             AND JUNE 30, 1996 (UNAUDITED)

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                      6
             THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                               8
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS


PART II    OTHER INFORMATION
- ----------------------------

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                              10


SIGNATURES                                                                 11

                                    PART I
                         ITEM 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                           1995         1996
                                                         ---------   ---------
Net sales and contract revenues:
  Net sales                                              $ 19,167    $ 28,304
  Contract revenues                                         2,270       2,499
                                                         ---------   ---------
                                                           21,437      30,803

Costs and expenses:
  Cost of sales                                            12,185      18,206
  Cost of contract revenues                                 1,359       1,272
  Selling, general and administrative expenses              5,143       6,893
  Research and development expenses                         1,730       2,288
  Interest expense                                            680         493
                                                         ---------   ---------
                                                           21,097      29,152
                                                         ---------   ---------

Income before income taxes                                    340       1,651

Income taxes                                                  129         644
                                                         ---------   ---------

Net Income                                               $    211    $  1,007
                                                         =========   =========



Weighted average number of shares outstanding               5,965       6,477
                                                         =========   =========



Net income per share of common stock                     $   0.04    $   0.16
                                                         =========   =========




                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                              MARCH 31,    JUNE 30,
                                                                1996         1996
 ASSETS                                                                  (UNAUDITED)
                                                            -----------  -----------
 Current Assets
      Cash                                                    $  1,142    $    512
      Trade accounts receivable, net                            24,772      22,259
      Costs and estimated earnings in excess
           of billings on uncompleted contracts                  3,428       3,733

      Inventories:
           Finished goods                                        3,717       2,914
           Work in process                                       2,927       2,959
           Materials and supplies                               16,076      17,880
                                                            -----------  -----------
           Total inventories                                    22,720      23,753

      Prepaid expenses                                           1,122       1,070
      Deferred income taxes                                      2,516       2,516
                                                            -----------  -----------
 Total Current Assets                                           55,700      53,843


 Property, plant and equipment
      Land                                                       2,090       2,090
      Buildings and improvements                                17,553      17,585
      Equipment, furniture and fixtures                         24,914      25,745
                                                            -----------  -----------
                                                                44,557      45,420

      Less accumulated depreciation                            (22,950)    (23,543)
                                                            -----------  -----------
      Net property, plant and equipment                         21,607      21,877

 Other Assets                                                    1,504       2,130
                                                            -----------  -----------
 Total Assets                                                 $ 78,811    $ 77,850
                                                            ===========  ===========



                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                (in thousands)


                                                              MARCH 31,    JUNE 30,
                                                                1996         1996
LIABILITIES AND STOCKHOLDERS' EQUITY                                     (UNAUDITED)
                                                            -----------  -----------
  Current Liabilities
       Trade accounts payable                               $   11,519   $  10,880
       Accrued expenses                                          2,441       5,797
       Accrued incentive programs                                1,229         786
       Accrued vacation                                          1,504       1,516
       Income taxes payable                                      1,412       1,176
       Billings in excess of costs and estimated
             earnings on uncompleted contracts                   5,414       4,821
       Current portion of long-term debt                         1,791       1,653
                                                            -----------  -----------
  Total current liabilities                                     25,310      26,629




  Long-term debt - Less current portion                         22,019      17,566


  Deferred income taxes                                            497         495


  Stockholders' equity
      Preferred stock, authorized 2,000,000 shares;
         none issued                                                 -           -
      Common stock, authorized 10,000,000
         shares of class A and 2,600,000 shares
         of class B; 5,132,323 shares of
         class A and 1,139,431 shares of
         class B issued and outstanding at
         June 30, 1996 - $.10 par value                            610         627
     Paid-in capital                                            21,905      22,997
     Foreign currency translation                                  (10)         49
     Retained earnings                                           8,480       9,487
                                                            -----------  -----------
  Total stockholders' equity                                    30,985      33,160

                                                            -----------  -----------
  Total liabilities and stockholders' equity                $   78,811   $  77,850
                                                            ===========  ===========


                See notes to consolidated financial statements.

                                ODETICS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        ---------------------
                                                                          1995         1996
                                                                        ---------   ---------
  OPERATING ACTIVITIES
    Net income                                                          $    211    $  1,007
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                        563         853
        Provision for inventory reserves                                     152         572
        Provision for losses on accounts receivable                           43          41
        Provision (Benefit) for deferred income taxes                         11        (238)
        Net proceeds from settlement of litigation                             0       5,860
        Gain on sale of assets                                                 0        (200)
        Foreign currency translation gain                                      4          59
        Changes in operating assets and liabilities:
          (Increase) Decrease in accounts receivable                      (1,139)        752
          (Increase)  in costs and estimated earnings
             in excess of billings on uncompleted contracts                 (356)       (305)
          (Increase) Decrease in inventories and prepaid
             expenses                                                      1,544      (3,083)
          (Increase) in other assets                                        (236)       (687)
          Increase (Decrease) in accounts payable and
             accrued expenses                                             (2,020)       (301)
          Increase (Decrease) in billings in excess of cost
            and estimated earnings on uncompleted
            contracts                                                        425        (593)
                                                                        ---------   ---------
  Net cash provided by (used in) operating activities                       (798)      3,737



  INVESTING ACTIVITIES
    Purchases of property, plant, and equipment                             (233)       (884)
                                                                        ---------   ---------
  Net cash used in investing activities                                     (233)       (884)

  FINANCING ACTIVITIES
    Proceeds from revolving line of credit and
      long-term borrowings                                                10,750      12,100
    Principal payments on line of credit, long-term
      debt and capital lease obligations                                  (9,769)    (16,691)
    Proceeds from sale of common stock                                         1       1,108
                                                                        ---------   ---------
  Net cash provided by (used in) financing activities                        982      (3,483)
                                                                        ---------   ---------

  Increase (decrease) in cash                                                (49)       (630)

     Cash at beginning of year                                               378       1,142
                                                                        ---------   ---------
  Cash at June 30                                                       $    329    $    512
                                                                        =========   =========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - In the opinion of management, the accompanying unaudited
- ------   consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and the consolidated results of operations and cash flows for the three-month periods ended June 30, 1995 and 1996. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three-month period ended June 30, 1996 are not necessarily indicative of those to be expected for the entire year.

Note 2 - Income tax expense for the three-month periods ended June 30,
- ------   1995 and 1996 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.



Note 3 - Long-term Debt
- ------

                                   (in thousands)
                                 March 31,  June 30,
                                   1996      1996
                                  -------   -------
 Line of credit                   $10,700   $ 6,600
 Mortgage note                     11,040    10,830
 Contracts payable                  2,070     1,789
                                  -------   -------
                                   23,810    19,219
 Less current portion               1,791     1,653
                                  -------   -------
                                  $22,019   $17,566
                                  =======   =======


Note 4 - In November 1994 and February 1995, The Company and E-Systems,
- ------   Inc. (E-Systems), respectively filed legal actions related to E-
         Systems' cancellation of purchase orders for ATL Products' DataLibrary and DataTower products. In May 1996, the parties entered into a settlement agreement under which, among other things, E-Systems agreed to pay the Company $6,160,000, all claims asserted by the parties were released and the litigation dismissed. In addition, the parties agreed to an equitable disposition of disputed inventory and entered into a five year service agreement for Odetics to service units that had been sold to E-Systems at agreed upon prices. The Company does not expect to record any material gain or loss based on the terms of the settlement agreement.

                                 ODETICS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations


   Net sales and contract revenues for Odetics, Inc. (the "Company") in the first quarter of fiscal year 1997 increased approximately $9,366,000 or 43.7% compared to the first quarter of the prior fiscal year. The components of this overall increase consisted of an increase in net sales (commercial products) of approximately $9,137,000, or 47.7% and an increase in contract revenues (government products) of approximately $229,000, or 10.1%.

   The 47.7% growth in commercial net sales reflects a sharp increase in sales in the Company's wholly owned subsidiary, ATL Products, Inc. ("ATL"). ATL's sales growth resulted from the introduction of new products and expansion of their sales channels for their product offerings. The Company's Communication division also showed strong growth with sales of it's synchronization products for cellular telephone systems.

   Cost of sales and contract revenues as a percentage of net sales and contract revenues for the first quarter of fiscal 1997 when compared to the same period in the prior fiscal year held constant at 63.2%.

   Selling, general, and administrative (SG&A) expenses increased approximately $1,750,000, although as a percentage of net sales and contract revenues, SG&A declined to 22.4% in the current year first quarter compared to 24.0% in the prior year first quarter. SG&A expenses increased due to increased selling expenses to support the increased commercial product sales primarily in the areas of commissions, advertising, and labor and related benefits.

   Research and development (R&D) expenses increased approximately $558,000, although as a percentage of net sales and contract revenues, R&D declined to 7.4% in the current first year quarter compared to 8.1% in the prior year first quarter. The increased R&D expenses reflect prototype material, consulting and labor and related benefits accompanying increased new product development activities.

   Interest expense decreased approximately $187,000 for the first quarter for fiscal 1997 compared to the same period during the prior fiscal year primarily due to decreased line of credit borrowings.

   The effective income tax rate was 39% for the first quarter of fiscal 1997 compared to a 38% tax rate for the same period of the prior year. The increase in the effective tax rate projected for fiscal 1997 is due to a reduction in the effect of general business tax credits on total income tax expense.

Liquidity and Sources of Capital


   The Company reported net income of $1,007,000 during the first quarter of fiscal 1997 and cash flow from operating activities of $3,737,000. Cash flow from operating activities included the receipt of net proceeds from the settlement of the litigation with E-Systems (see Note 4 of Notes to Consolidated Financial Statements), which was partially offset by an increase in inventories to support increased commercial product sales, especially in the Company's ATL Products Subsidiary. The Company has a $17,000,000 bank line of credit providing for borrowings generally at or below the bank's prime rate. Borrowings are available for general working capital purposes, and at June 30, 1996, $10,400,000 was available for borrowing under the line. The Company anticipates that net cash flow from operating activities in conjunction with its bank credit arrangements will be sufficient to execute its operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of June 30, 1996.

                                ODETICS, INC.

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None


         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed
              for the three-month period ended
              June 30, 1996.


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

                                      ODETICS, INC.
                                      (Registrant)


                                      By /s/ GREGORY A. MINER
                                        ----------------------------------------
                                         Gregory A. Miner
                                         Vice President, Chief Financial Officer


                                      By /s/ GARY SMITH
                                        ----------------------------------------
                                         Gary Smith
                                         Vice President, Controller
                                         (Principal Accounting Officer)

Date   August 14, 1996
    ------------------