Form 10-K/A
period 1996-03-31
ODETICS INC
filed 1996-08-28
CIK 350868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-K/A
                               AMENDMENT NO.2 TO

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

   The exhibit index to this report appears at page 37 of 43 consecutively numbered pages.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ODETICS, INC.



August 27, 1996             By  /s/ JOEL SLUTZKY
                              --------------------------------------------------
                                Joel Slutzky, Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                         Capacity                    Date
          ---------                         --------                    ----


/s/ JOEL SLUTZKY                Chief Executive Officer, and        August 27, 1996
- -----------------------------   Director
Joel Slutzky



/s/ GREGORY A. MINER            Vice President and                  August 27, 1996
- -----------------------------   Chief Financial Officer
Gregory A. Miner


/s/ CRANDALL GUDMUNDSON         President and                       August 27, 1996
- -----------------------------   Director
Crandall Gudmundson


/s/ JERRY MUENCH                Vice President and                  August 27, 1996
- -----------------------------   Director
Jerry Muench


/s/ KEVIN C. DALY               President, ATL and                  August 27, 1996
- -----------------------------   Director
Kevin C. Daly

/s/ GARY SMITH                  Vice President and Controller       August 27, 1996
- -----------------------------   (Principal Accounting Officer)
Gary Smith

/s/ RALPH R. MICKELSON          Director                            August 27, 1996
- -----------------------------
Ralph R. Mickelson


/s/ STANLEY MOLASKY             Director                            August 27, 1996
- -----------------------------
Stanley Molasky


/s/ LEO WEXLER                  Director                            August 27, 1996
- -----------------------------
Leo Wexler


/s/ PAUL WRIGHT                 Director                            August 27, 1996
- -----------------------------
Paul Wright
