Form 10-Q
period 1996-09-30
ODETICS INC
filed 1996-11-14
CIK 350868

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                              -------------------------------------------------
                                      OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------     ------------------

Commission file number         0-10605
                      --------------------------------------------------------
                                    ODETICS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                             95-2588496
---------------------------------                    --------------------------
(State or other jurisdiction                                (I.R.S. Employer
     or organization)                                     Identification No.)


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

             ----------------------------------------------------
             (Former name, former addressed and former fiscal
                      year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES [X]            NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

      Number of shares of Common Stock outstanding as of November 8, 1996

                   Class A Common Stock  -  5,202,152 shares.
                   Class B Common Stock  -  1,136,531 shares.

                                     INDEX
                                     -----



PART I     FINANCIAL INFORMATION                           Page
--------------------------------                           ----

ITEM 1.      CONSOLIDATED STATEMENTS OF INCOME FOR            3
             THE THREE MONTH AND SIX MONTHS ENDED
             SEPTEMBER 30, 1995 AND 1996 (UNAUDITED)

             CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996    4
             AND SEPTEMBER 30, 1996 (UNAUDITED)

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR        6
             THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND
             1996 (UNAUDITED)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS             8
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS

Part II    OTHER INFORMATION
----------------------------

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF              11
             SECURITY HOLDERS

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                11

SIGNATURES                                                   12

                         PART 1 FINANCIAL INFORMATION

                                 ODETICS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -----------------------         ------------------------
                                                    1995          1996              1995          1996
                                                  ----------  ------------        ----------   -----------
Net sales and contract revenues:
  Net sales                                       $  21,681    $  30,819          $  40,848    $   59,123
  Contract revenues                                   2,804        2,774              5,074         5,273
                                                  ----------  ------------        ----------   -----------
                                                     24,485       33,593             45,922        64,396

Costs and expenses:
  Cost of sales                                      14,450       20,199             26,635        38,405
  Cost of contract revenues                           1,509        1,405              2,868         2,677
  Selling, general and administrative expenses        5,625        6,742             10,768        13,635
  Research and development expenses                   1,654        3,019              3,384         5,307
  Interest expense                                      603          444              1,283           937
                                                  ----------  ------------        ----------   -----------
                                                     23,841       31,809             44,938        60,961
                                                  ----------  ------------        ----------   -----------
Income before income taxes                              644        1,784                984         3,435

Income taxes                                            245          696                374         1,340
                                                  ----------  ------------        ----------   -----------
Net income                                        $     399    $   1,088          $     610    $    2,095
                                                  ==========  ============        ==========   ===========

Weighted average number of shares outstanding         6,058        6,580              6,011         6,515
                                                  ==========  ============        ===========  ===========

Net income per share of common stock              $    0.07    $    0.17          $    0.10    $     0.32
                                                  ==========  ============        ===========  ===========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                MARCH 31,               SEPT. 30,
                                                  1996                    1996
                                                                      (UNAUDITED)
                                              ------------            ------------
ASSETS

Current Assets
  Cash                                        $      1,142            $      1,758
  Trade accounts receivable, net                    24,772                  24,254
  Costs and estimated earnings in excess
    of billings on uncompleted contracts             3,428                   3,642

  Inventories:
    Finished goods                                   3,717                   3,135
    Work in process                                  2,927                   3,422
    Materials and supplies                          16,076                  18,106
                                              ------------            ------------
    Total inventories                               22,720                  24,663

  Prepaid expenses                                   1,122                   1,018
  Deferred income taxes                              2,516                   2,516
                                              ------------            ------------
Total Current Assets                                55,700                  57,851

Property, plant and equipment
  Land                                               2,090                   2,090
  Buildings and improvements                        17,553                  17,613
  Equipment, furniture and fixtures                 24,914                  26,379
                                              ------------            ------------
                                                    44,557                  46,082
  Less accumulated depreciation                    (22,950)                (24,006)
                                              ------------            ------------
  Net property, plant and equipment                 21,607                  22,076

Other Assets                                         1,504                   2,291
                                              ------------            ------------
Total Assets                                  $     78,811            $     82,218
                                              ============            ============


                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  MARCH 31,        SEPT. 30,
                                                                    1996            1996
                                                                                 (UNAUDITED)
                                                                -----------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable                                       $    11,519      $     11,996
   Accrued expenses                                                   2,441             5,270
   Accrued incentive programs                                         1,229               533
   Accrued vacation                                                   1,504             1,524
   Income taxes payable                                               1,412             1,683
   Billings in excess of costs and estimated earnings on
    uncompleted contracts                                             5,414             4,517
  Current portion of long-term debt                                   1,791             1,646
                                                                -----------      ------------
Total current liabilities                                            25,310            27,169

Long-term debt - Less current portion                                22,019            19,608

Deferred income taxes                                                   497               497

Stockholders' equity
  Preferred stock, authorized 2,000,000 shares;
   none issued                                                           --                --
  Common stock, authorized 10,000,000 shares of class A
   and 2,600,000 shares of class B; 5,197,618 shares of
   class A and 1,139,431 shares of class B issued and
   outstanding at September 30, 1996 - $.10 par value                   610               634
  Paid-in capital                                                    21,905            23,673
  Foreign currency translation                                          (10)               62
  Retained earnings                                                   8,480            10,575
                                                                -----------      ------------
Total stockholders' equity                                           30,985            34,944
                                                                -----------      ------------
Total liabilities and stockholder's equity                      $    78,811      $     82,218
                                                                ===========      ============

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1995        1996
                                                           --------   ---------
OPERATING ACTIVITIES
  Net income                                               $    610    $  2,095
  Adjustments to reconcile net income to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                            1,269       1,751
     Provision for inventory reserves                           304         587
     Provision for losses on accounts receivable                 66          73
     Provision (Benefit) for deferred income taxes               11         271
     Net proceeds from settlement of litigation                   0       5,860
     Gain on sale of assets                                     (30)       (186)
     Foreign currency translation gain                            5          72
     Changes in operating assets and liabilities:
      (Increase) Decrease in accounts receivable             (1,149)     (1,275)
      (Increase) Decrease in costs and estimated earnings
       in excess of billings on uncompleted contracts          (718)       (214)
      (Increase) Decrease in inventories and prepaid
        expenses                                              2,125      (3,962)
      (Increase) in other assets                               (552)     (1,031)
      Increase (Decrease) in accounts payable and
       accrued expenses                                        (864)         43
      Increase (Decrease) in billings in excess of costs
       and estimated earnings on uncompleted contracts        1,439        (897)
                                                           --------   ---------
Net cash provided by (used) in operating activities           2,516       3,187


INVESTING ACTIVITIES
  Purchases of property, plant, and equipment                (1,214)     (1,811)
  Proceeds from sale of equipment                                47           7
                                                           --------   ---------
Net cash used in investing activities                        (1,167)     (1,804)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term
   borrowings                                                18,219      25,600
  Principal payments on line of credit, long-term
   debt and capital lease obligations                       (19,824)    (28,159)
  Proceeds from sale of common stock                             59       1,792
                                                           --------   ---------
Net cash provided by financing activities                    (1,546)       (767)
                                                           --------   ---------

Increase (Decrease) in cash                                    (197)        616

  Cash at beginning of year                                     378       1,142
                                                           --------   ---------
Cash at September 30                                       $    181    $  1,758
                                                           ========   =========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -  In the opinion of management, the accompanying unaudited consolidated
------
          financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and the consolidated results of operations for the three-month and six-month periods ended September 30, 1995 and 1996 and its cash flows for the six-month periods ended September 30, 1995 and 1996. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the six-month period ended September 30, 1996 are not necessarily indicative of those to be expected for the entire year.

Note 2 -  Income tax expense for the three-month and six-month periods ended
------
          September 30, 1995 and 1996 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

Note 3 -  Long-term Debt
------

                                           (in thousands)
                                      March 31,      Sept. 30,
                                        1996            1996
                                     ----------      ---------

          Line of credit             $10,700         $ 9,100
          Mortgage note               11,040          10,617
          Contracts payable            2,070           1,537
                                     ----------      ---------
                                      23,810          21,254
          Less current portion         1,791           1,646
                                     ----------      ----------
                                     $22,019         $19,608
                                     ==========      ==========

Note 4 -  In November 1994 and February 1995, The Company and E-Systems, Inc.
------
          (E-Systems), respectively filed legal actions related to E-Systems' cancellation of purchase orders for ATL Products' DataLibrary and DataTower products. In May 1996, the parties entered into a settlement agreement under which, among other things, E-Systems agreed to pay the Company $6,160,000, all claims asserted by the parties were released and the litigation dismissed. In addition, the parties agreed to an equitable disposition of disputed inventory and entered into a five year service agreement for Odetics to service units that had been sold to E-Systems at agreed upon prices. The Company does not expect to record any material gain or loss based on the terms of the settlement agreement.

                                 ODETICS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations


     Net sales and contract revenues for Odetics, Inc. (the "Company") in the second quarter of fiscal year 1997 increased approximately $9,108,000 or 37.2% compared to the second quarter of the prior fiscal year. The components of this overall increase consisted of an increase in net sales (commercial products) of approximately $9,138,000, or 42.1% and a slight decrease in contract revenues (government products) of approximately $30,000. Net sales and contract revenues for the six-month period of fiscal year 1997 increased approximately $18,474,000, or 40.2%, compared to the same period in the prior fiscal year. For the six months ended September 30, 1996 net sales were up 44.7%, and contract revenues were up 3.9%.

     The growth in net sales for the second quarter and six-month period was primarily due to an increase in sales in the Company's wholly owned subsidiary, ATL Products, Inc. ("ATL"). ATL's sales growth resulted from the introduction of new products and expansion of sales channels for its product offerings. The Company's Communication Division also showed strong growth in sales in its telecommunication products with increased sales of its synchronization products for cellular telephone systems and telecommunication interface products. The Company's Broadcast Division experienced a slight decrease in revenues for the second quarter and six-month period while Gyyr sales approximately were flat compared to the six months ended September 30, 1995.

     Cost of sales and contract revenues as a percentage of net sales and contract revenues ("cost of sales percentage") decreased to 64.3% in the second quarter ended September 30, 1996 from 65.2% during the same period in the prior fiscal year. The cost of sales percentage for the six-month period of fiscal 1997 decreased to 63.8% from 64.2% for the same period in the prior fiscal year. This decrease primarily resulted from improved gross margins at ATL due to improved absorption of fixed manufacturing costs on higher sales volume and a sales mix that carried overall higher gross profit margins. The cost of sales percentage also declined due to a decrease in the cost of contract revenues as a result of a continued decline in the government manufacturing cost base.

     Selling, general, and administrative (SG&A) expenses increased approximately $1,117,000 in the second quarter ended September 30, 1996, although as a percentage of net sales and contract revenues, SG&A declined to 20.1% compared to 23.0% in the comparable quarter in the prior fiscal year. SG&A expenses increased $2,867,000 in the six months ended September 30, 1996, although as a percentage of net sales and contract revenues, SG&A declined to 21.1% for the six-month period compared to 23.4% for the comparable period in the prior fiscal year. SG&A expenses primarily increased due to increased selling expenses to support the increased commercial product sales primarily in the areas of commissions, advertising, and labor and related benefits.

     Research and development (R&D) expenses increased approximately $1,365,000 to 9.0% of net sales and contract revenues for the second quarter of fiscal year 1997 compared to 6.8% for the second quarter of fiscal year 1996. R&D expenses for the first six-months of fiscal 1997 increased approximately $1,923,000 to 8.3% of net sales and contract revenues compared to 7.4% for the comparable period in the prior fiscal year. The increased R&D expenses reflect prototype material, consulting, and labor and related benefits accompanying increased new product development activities.

     Interest expense declined approximately $159,000 and $346,000 for the second quarter and six-month periods of fiscal 1997, respectively, compared to the same periods for the prior fiscal year. These decreases were primarily due to overall lower average line of credit borrowings.

     The effective income tax rate was 39% for the six-month period of fiscal 1997 compared to a 38% tax rate for the same period of the prior year. The increase in the effective tax rate projected for fiscal 1997 is due to a reduction in the effect of general business tax credits on total income tax expense.

Liquidity and Sources of Capital


     The Company reported net income of $2,095,000 during the first six-months of fiscal 1997 and cash flow from operating activities of $3,187,000. Cash flow from operating activities included the receipt of net proceeds from the settlement of the litigation with E-Systems (see Note 4 of Notes to Consolidated Financial Statements), which was partially offset by an increase in inventories to support increased commercial product sales, especially in the Company's ATL Products subsidiary. The Company has a $17,000,000 bank line of credit providing for borrowings generally at or below the bank's prime rate. Borrowings are available for general working capital purposes, and at September 30, 1996, $7,900,000 was available for borrowing under the line. The Company anticipates that net cash flow from operating activities in conjunction with its bank credit arrangements will be sufficient to execute its operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of September 30, 1996.

                                 ODETICS, INC.

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Annual Meeting of Shareholders of Odetics, Inc. held on September 27, 1996, the following proxies were tabulated representing 4,803,897 shares of Class A Common Stock or 92% and 777,358 shares of Class B Common Stock or 69% of the total outstanding shares voted in the following manner:


                         Total Vote for        Total Vote Withheld
                         Each Director         From Each Director
                         --------------        -------------------
 Class A
 -------

 Crandall Gudmundson       4,765,827                 38,070

 Leo Wexler                4,359,247                444,650

 Class B
 -------

 Joel Slutzky                775,457                  1,901

 Jerry Muench                775,457                  1,901

 Ralph R. Mickelson          775,957                  1,401

 Stanley Molasky             775,957                  1,401

 Paul E. Wright              775,957                  1,401

 Kevin C. Daly               775,957                  1,401


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed
              for the three-month period ended
              September 30, 1996.


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

Date November 14, 1996
    --------------------