Form 10-Q
period 1996-12-30
ODETICS INC
filed 1997-02-14
CIK 350868

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1996
                              -------------------------------------------------
                                                OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ----------------------

Commission file number         0-10605
                      ---------------------------------------------------------
                                          ODETICS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                            95-2588496
-----------------------------------                          ------------------
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

   YES  X            NO
      -----             -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

      NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 10, 1996

                   CLASS A COMMON STOCK  -   5,240,791 SHARES.
                   CLASS B COMMON STOCK  -   1,135,531 SHARES.

                                     INDEX
                                     -----


PART I  FINANCIAL INFORMATION                             Page
-----------------------------                             ----
ITEM 1.    CONSOLIDATED STATEMENTS OF INCOME FOR            3
           THE THREE MONTH AND NINE MONTHS ENDED
           DECEMBER 31, 1995 AND 1996 (UNAUDITED)

           CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996    4
           AND DECEMBER 31, 1996 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR        6
           THE NINE MONTHS ENDED DECEMBER 31, 1995 AND
           1996 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS             9
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

Part II OTHER INFORMATION
-------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                12

SIGNATURES                                                 13


                         PART 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 DECEMBER 31,                 DECEMBER 31,
                                                            -------------------          -------------------
                                                              1995        1996             1995       1996
                                                            -------     -------          -------     -------
Net sales and contract revenues:
  Net sales                                                 $24,356     $34,290          $65,204     $ 93,413
  Contract revenues                                           3,038       2,018            8,112        7,291
                                                            -------     -------          -------     --------
                                                             27,394      36,308           73,316      100,704


Costs and expenses:
  Cost of sales                                              16,684      21,699           43,319       60,104
  Cost of contract revenues                                   1,364       1,166            4,232        3,843
  Selling, general and administrative expenses                6,073       7,585           16,841       21,220
  Research and development expenses                           1,573       4,073            4,957        9,380
  Interest expense                                              552         516            1,835        1,453
                                                            -------     -------          -------     --------
                                                             26,246      35,039           71,184       96,000
                                                            -------     -------          -------     --------

Income before income taxes                                    1,148       1,269            2,132        4,704

Income taxes                                                    423         495              797        1,835
                                                            -------     -------          -------     --------
Net Income                                                  $   725     $   774          $ 1,335     $  2,869
                                                            =======     =======          =======     ========

Weighted average number of shares outstanding                 6,309       6,702            6,099        6,576
                                                            =======     =======          =======     ========

Net income per share of common stock                        $  0.11     $  0.12          $  0.22     $   0.44
                                                            =======     =======          =======     ========


                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                           MARCH 31,       DEC. 31,
                                                              1996            1996
                                                                          (UNAUDITED)
                                                          ---------       -----------
ASSETS

Current Assets
     Cash                                                  $  1,142         $    461
     Trade accounts receivable, net                          24,772           27,214
     Costs and estimated earnings in excess
          of billings on uncompleted contracts                3,428            2,538

     Inventories:
          Finished goods                                      3,717            2,693
          Work in process                                     2,927            2,633
          Materials and supplies                             16,076           16,511
                                                          ---------       -----------
          Total inventories                                  22,720           21,837

     Prepaid expenses                                         1,122            1,550
     Deferred income taxes                                    2,516            2,516
                                                          ---------       -----------
Total Current Assets                                         55,700           56,116

Property, plant and equipment
     Land                                                     2,090            2,090
     Buildings and improvements                              17,553           17,786
     Equipment, furniture and fixtures                       24,914           27,134
                                                          ---------       -----------
                                                             44,557           47,010

     Less accumulated depreciation                          (22,950)         (24,821)
                                                          ---------       -----------
     Net property, plant and equipment                       21,607           22,189

Other Assets                                                  1,504            2,494
                                                          ---------       -----------
Total Assets                                               $ 78,811         $ 80,799
                                                          =========       ===========


                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                 MARCH 31,         DEC. 31,
                                                                   1996              1996
                                                                                  (UNAUDITED)
                                                                 ---------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                                      $  11,519        $   9,851
     Accrued expenses                                                2,441            5,217
     Accrued incentive programs                                      1,229            1,044
     Accrued vacation                                                1,504            1,643
     Income taxes payable                                            1,412            1,604
     Billings in excess of costs and estimated
           earnings on uncompleted contracts                         5,414            3,511
     Current portion of long-term debt                               1,791            1,927
                                                                 ---------        ----------
Total current liabilities                                           25,310           24,797


Long-term debt - Less current portion                               22,019           19,528


Deferred income taxes                                                  497              503


Stockholders' equity
    Preferred stock, authorized 2,000,000 shares;
       none issued                                                      --               --
    Common stock, authorized 10,000,000
       shares of class A and 2,600,000 shares
       of class B; 5,211,319 shares of
       class A and 1,135,531 shares of
       class B issued and outstanding at
       December 31, 1996 - $.10 par value                              610              635
   Paid-in capital                                                  21,905           23,892
   Foreign currency translation                                        (10)              95
   Retained earnings                                                 8,480           11,349
                                                                 ---------        ----------
Total stockholders' equity                                          30,985           35,971
                                                                 ---------        ----------
Total liabilities and stockholders' equity                       $  78,811        $  80,799
                                                                 =========        ==========


                See notes to consolidated financial statements.

                            ODETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)

                                                                            NINE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                      ------------------------
                                                                         1995            1996
                                                                      ---------       --------
OPERATING ACTIVITIES
  Net income                                                          $   1,335       $  2,869
  Adjustments to reconcile net income to net cash
    provided by (used) in operating activities:
      Depreciation and amortization                                       2,026          2,790
      Provision for inventory reserves                                      946            450
      Provision for losses on accounts receivable                            99            196
      Provision (Benefit) for deferred income taxes                         795            198
      Net proceeds from settlement of litigation                              0          5,860
      Gain on sale of assets                                                (30)          (186)
      Foreign currency translation gain (loss)                              (21)           105
      Changes in operating assets and liabilities:
        (Increase) Decrease in accounts receivable                       (2,933)        (4,358)
        (Increase) Decrease in costs and estimated
           earnings in excess of billings on
           uncompleted contracts                                         (1,169)           890
        (Increase) Decrease in inventories and prepaid
           expenses                                                       1,718         (1,633)
        (Increase) in other assets                                         (719)        (1,358)
        Increase (Decrease) in accounts payable and
           accrued expenses                                               1,100         (1,525)
        Increase (Decrease) in billings in excess of
          costs and estimated earnings on uncompleted
          contracts                                                       1,267         (1,903)
                                                                      ---------       --------
Net cash provided by (used) in operating activities                       4,414          2,395


INVESTING ACTIVITIES
  Purchases of property, plant, and equipment                            (2,258)        (2,739)
  Proceeds from sale of equipment                                            47              7
                                                                      ---------       --------
Net cash used in investing activities                                    (2,211)        (2,732)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                                 27,360         41,940
  Principal payments on line of credit, long-term
    debt and capital lease obligations                                  (28,728)       (44,296)
  Proceeds from sale of common stock                                        370          2,012
                                                                      ---------       --------
Net cash used in financing activities                                      (998)          (344)
                                                                      ---------       --------

Increase (Decrease) in cash                                               1,205           (681)

   Cash at beginning of year                                                378          1,142
                                                                      ---------       --------
Cash at December 31                                                   $   1,583       $    461
                                                                      =========       ========


               See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - In the opinion of management, the accompanying unaudited consolidated
------ financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and the consolidated results of operations for the three-month and nine-month periods ended December 31, 1995 and 1996 and its cash flows for the nine-month periods ended December 31, 1995 and 1996. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine-month period ended December 31, 1996 are not necessarily indicative of those to be expected for the entire year.

Note 2 - Income tax expense for the three-month and nine-month periods ended
------ December 31, 1995 and 1996 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

Note 3 - Long-term Debt
------

                                                  (in thousands)
                                            March 31,      December 31,
                                              1996             1996
                                            ---------      ------------
         Line of credit                       $10,700        $ 9,400
         Mortgage note                         11,040         10,399
         Contracts payable                      2,070          1,656
                                            ---------      ------------
                                               23,810         21,455
         Less current portion                   1,791          1,927
                                            ---------      ------------
                                              $22,019        $19,528
                                            =========      ============

Note 4 - In November 1994 and February 1995, the Company and E-Systems, Inc.
------ (E-Systems), respectively filed legal actions related to E-Systems' cancellation of purchase orders for ATL Products' DataLibrary and DataTower products. In May 1996, the parties entered into a settlement agreement under which, among other things, E-Systems agreed to pay the Company $6,160,000, and all claims asserted by the parties were released and the litigation dismissed. In addition, the parties agreed to an equitable disposition of disputed inventory and entered into a five year service agreement for Odetics to service units that had been sold to E-Systems at agreed upon prices. The Company has not to recorded any material gain or loss based on the terms of the settlement agreement.

Note 5 - In December, 1996, ATL Products, Inc., ("ALT") a wholly owned subsidiary of Odetics, filed a registration statement with the Securities and Exchange Commission covering an initial public offering of 1,650,000 shares of its common stock. Following the completion of the offering, Odetics will own 8,005,000 shares, or 82.9% of the common stock of ATL. Subject to certain conditions, including the receipt of a favorable ruling from the Internal Revenue Service, Odetics intends to distribute all of its shares of ATL to Odetics stockholders in a tax-free spin-off prior to December 31, 1997. The Registration Statement relating to these securities has been filed with the Securities Exchange Commission but has not yet become effective.

                                 ODETICS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Results of Operations


     Net sales and contract revenues consist of sales of products and services to commercial customers ("Net Sales") and revenues derived from contracts with the agencies of the United States Government or its prime contractor and long-term contracts with foreign entities related to space recorders for geographical information systems ("contract revenues"). Net sales and contract revenues for Odetics, Inc. (the "Company") in the quarter ended December 31, 1996 increased approximately $8,914,000 or 32.5% compared to the third quarter of the prior fiscal year. The increase reflects a $9,934,000, or 40.8% increase in net sales which was offset partially by a $1,020,000, or 33.6% decrease in contract revenues. Net sales and contract revenues for the nine-months ended December 31, 1996 increased approximately $27,388,000, or 37.4%, compared to the same period in the prior fiscal year. For the nine-months ended December 31, 1996, net sales increased 43.3%, and contract revenues decreased 10.1%.

     The growth in net sales for the third quarter and nine-month period was primarily due to an increase in sales in the Company's wholly owned subsidiary, ATL Products, Inc. ("ATL"). ATL's sales growth resulted from increased unit sales of DLT-based tape library products. The Company's Communication Division experienced growth in sales in its telecommunication products from increased unit sales of its synchronization products for cellular telephone systems and sales of its LIMO family of products for telecommunication interfacess. The Company's Gyyr Division experienced 15% and 6% growths in revenues respectively for the third quarter and nine-month period while the Company's Broadcast Division decreased 3%, and 12% in revenues respectively compared to the third quarter and nine-months ended December 31, 1995.

     Cost of sales and contract revenues as a percentage of net sales and contract revenues ("the cost of sales percentage") decreased to 63.0% in the third quarter ended December 31, 1996 from 65.9% during the same period in the prior fiscal year. The cost of sales percentage for the nine-months ended December 31, 1996 decreased to 63.5% from 64.9% for the same period in the prior fiscal year. The decrease in the cost of sales percentage principally reflects improved absorption of fixed manufacturing overhead costs on higher sales volume at ATL.

     Selling, general, and administrative expenses ("S,G,&A") increased $1,512,000 in the third quarter ended December 31, 1996 compared to the third quarter of the prior year and increased $4,379,000 in the nine-months ended December 31, 1996, compared to the prior fiscal year. The increase principally reflects increased expenses for advertising, sales commissions, and labor costs and related benefits attendant to the Company's expanded commercial sales and marketing activities. As a percentage of net sales, SG&A have decreased in all interim periods presented because of increased sales volume.

     Research and development (R&D) expenses increased approximately $2,500,000 to 11.2% of net sales and contract revenues for the third quarter ended December 31, 1996 compared to 5.7% for the third quarter of fiscal year 1996. R&D expenses for the nine months ended December, 1996 increased approximately $4,423,000 to 9.3% of net sales and contract revenues compared to 6.8% for the comparable period in the prior fiscal year. The increased R&D expenses primarily reflect material, consulting, and to a lesser extent, labor and related benefits accompanying the development of new tape library products in the Company's ATL Products subsidiary.

     Interest expense declined approximately $36,000 and $382,000 for the third quarter and nine-month periods of fiscal 1997, respectively, compared to the same periods for the prior fiscal year. These decreases were primarily due to overall lower average borrowings.

     The effective income tax rate was 39% for the nine-month period of fiscal 1997 compared to a 37% tax rate for the same period of the prior year. The increase in the effective tax rate projected for fiscal 1997 is due to a reduction in the effect of general business tax credits on total income tax expense.

Liquidity and Sources of Capital


     The Company reported net income of $2,869,000 during the nine-months ended December 31, 1996 and cash flow from operating activities of $2,395,000. Cash flow from operating activities included the receipt of net proceeds from the settlement of the litigation with E-Systems (see Note 4 of Notes to Consolidated Financial Statements), which was offset by an increases in accounts receivable and inventories aggregating $5,991,000 to support increased commercial product sales. The Company has a $17,000,000 bank line of credit providing for borrowings generally at or below the bank's prime rate. Borrowing's are available for general working capital purposes, and at December 31, 1996, $7,600,000 was available for borrowing under the line. The Company anticipates that net cash flow from operating activities in conjunction with its bank credit arrangements will be sufficient to execute its operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of December 31, 1996.

                                 ODETICS, INC.

                           PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                None


         (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed
                for the three-month period ended
                December 31, 1996.

                                 ODETICS, INC.


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ODETICS, INC.
                          (Registrant)


                          By  /s/ GREGORY A. MINER
                            -------------------------------------------------
                            Gregory A. Miner
                            Vice President, Chief Financial Officer


                          By  /s/ GARY SMITH
                            -------------------------------------------------
                            Gary Smith
                            Vice President, Controller
                            (Principal Accounting Officer)

Date   February 14, 1996
    --------------------