Form 10-Q/A
period 1996-12-30
ODETICS INC
filed 1997-02-24
CIK 350868

                                  FORM 10-Q/A

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

     In December 1996, the Company's wholly owned subsidiary, ATL Products, Inc. filed a registration statement with the Securities and Exchange
     Commission. The "Selected Consolidated Financial Data" and "Quarterly Data" as reported in "Management Discussion and Analysis of Financial Condition and Results of Operations" contained in the registration statement reported the following information regarding net sales and income (loss) before income taxes for ATL Products Inc., for the Quarter and Nine Month periods ended December 31, 1995 and 1996, respectively:

                            Q395                 Q396                 YTD95                    YTD96
Total Net Sales             $ 8,558              $15,412              $17,571                  $45,452

Income (loss) before
Income taxes                $ (190)              $   839              $(2,347)                 $ 4,687

     Odetics net sales and contract revenues, net of the results reported for ATL Products, Inc., increased $2.0 million, or 10.9% in the third quarter ended December 31, 1996 compared to the third quarter ended December 31, 1995. For the nine months ended December 31, 1996, net sales and contract revenues increased $3.0 million, or 5.5% compared to the comparable nine month period of the previous year. Odetics experienced increased sales for both the quarter and nine month periods in its Gyyr and Telecommunications Products Divisions, which was partially offset by a decline in sales of its Broadcast Division.

     Odetics gross profits on sales, net of the results reported for ATL Products, Inc., improved in the third quarter ended December 31, 1996 compared to the previous year's third quarter with improvements in pricing and product mix in its Broadcast and Telecommunications Products Divisions. For the nine month period ended December 31, 1996, gross profits in both absolute dollars and as a percent of net sales and contract revenues declined compared to the previous year's nine month period because of certain large international sales to a single customer in the Odetics Broadcast Division.

     Odetics income before income taxes, net of the results reported of ATL Products Inc., decreased $908,000, or 67.9% in the third quarter ended December 31, 1996 compared to the third quarter ended December 31, 1995. For the nine months ended December 31, 1996, income before income taxes decreased $4.3 million, or 95.4% compared to the nine months ended December 31, 1995. The decrease in income before income taxes for Odetics, in the three and nine month periods ended December 31, 1996 principally reflects the effect of increased spending for Research and Development and increased Sales and Marketing expenses in its Gyyr and Telecommunications Products Divisions.

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

Date   February 24, 1996
    --------------------