Form 10-K
period 1997-03-31
ODETICS INC
filed 1997-06-30
CIK 350868

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO ________________


                          COMMISSION FILE NUMBER 000-10605

                                   ODETICS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ----------------------------

                   DELAWARE                                     95-2588496
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

            1515 SOUTH MANCHESTER AVENUE, ANAHEIM, CALIFORNIA 92802
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 774-5000
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      CLASS A COMMON STOCK, $.10 PAR VALUE
                      CLASS B COMMON STOCK, $.10 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price on Nasdaq National Market on June 26, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $66,746,740. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 26, 1997, there were 5,318,978 shares of Class A Common Stock and 1,064,241 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of the Stockholders scheduled to be held on September 5, 1997.
================================================================================

                                 ODETICS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
                                       PART I
 ITEM 1.       BUSINESS.............................................................      1
 ITEM 2.       PROPERTIES...........................................................     12
 ITEM 3.       LEGAL PROCEEDINGS....................................................     12
 ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................     13
                                       PART II
 ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS..............................................................     13
 ITEM 6.       SELECTED FINANCIAL DATA..............................................     14
 ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS................................................     15
 ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................     18
 ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.................................................     18
                                      PART III
 ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................     18
 ITEM 11.      EXECUTIVE COMPENSATION...............................................     18
 ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......     18
 ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................     18
                                       PART IV
 ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....     19

     Note: When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statement. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Odetics, Inc. undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the risk factors set forth at the end of Part I, Item 1 of this Report and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Odetics, Inc. (the "Company") was founded in 1969 to supply digital recorders for use in the United States space program. The Company pioneered new designs and standards for digital magnetic tape recorders offering enhanced performance in the adverse environments attendant to space flight, high reliability and long product life. In the 1970s, the Company broadened its information automation product line to include time-lapse video cassette recorders for commercial and industrial security and surveillance applications. Through the Company's Gyyr Division, it became a leading supplier of time-lapse videotape cassette recorders, digital image processing modules and related products used in security and surveillance systems.

     In the early 1980s, the Company set out to develop the technical expertise to apply automation to new commercial applications. As part of its initial development efforts, the Company built ODEX, a prototype six-legged walking robot now part of the Smithsonian Institution's permanent collection of historically significant technology. The Company established the Broadcast Division which pioneered the use of large library cart machines in broadcast television stations and satellite uplink operations. The Broadcast Division is a leading supplier of broadcast automation control systems in the United States

     The success of the Company's cart machines led the Company to pursue new applications for information automation technologies, and in 1990, the Company teamed with E-Systems, Inc. ("E-Systems") to develop and provide a 19mm automated tape cartridge handling subsystem for E-Systems' EMASS mainframe computer tape library for the United States Government. In 1991, in a strategic move to expand its business into new and potentially larger markets, the Company introduced an automated tape handling subsystem for integration into tape libraries designed for midrange computers and client/server networks employing IBM 3480 and similar industry standard tape cartridges. In January 1993, the Company formed a separate subsidiary, ATL Products Inc. ("ATL") to pursue the market for automated tape libraries.

     On March 13, 1997, ATL completed an initial public offering of 1,650,000 shares of its Class A Common Stock. Upon completion of this offering, the Company beneficially owned 82.9% of the outstanding Class A Common Stock of ATL. The Company has announced that it intends to distribute (the "Distribution") to its stockholders, prior to December 31, 1997, all of its shares of Class A Common Stock of ATL, subject to certain conditions (including the receipt of a favorable letter ruling from the Internal Revenue Service concerning the tax-free nature of the Distribution).

     The Company is a leading supplier of systems and subsystems to automate the collection, storage, distribution and management of information. The Company's business strategy is to focus on selected markets in which the Company may utilize its expertise in electromechanical design, real-time software control and highly reliable system implementations to produce superior products with a sustainable competitive advantage, and to capture major market shares. The Company's data storage products manage the vast amounts of data on computer systems, automate television and cable station operations, record video surveillance, store information gathered in space exploration and archive movies for video on demand systems.

ATL PRODUCTS, INC.

     ATL designs, manufactures, markets and services automated magnetic tape libraries used to manage, store and transfer data in networked computing environments. ATL is a leading provider of Digital Linear Tape ("DLT") automated tape libraries for the high end of the networked computing market (one terabyte capacity and above). ATL's products provide a high performance, reliable, cost effective and scalable storage solution for organizations requiring the backup, archival and recovery of critical computer data.

     ATL's products incorporate DLT tape drives as well as ATL's proprietary IntelliGrip cartridge handling system, providing end users with rapid and reliable access to computer data across a wide variety of networks. ATL's proprietary robotics system within each automated tape library provides additional speed and reliability due to the accurate and timely manner in which tape cartridges are loaded and unloaded into the DLT drives. ATL's products are compatible with commonly used network operating systems, protocols and topologies as well as with a broad range of storage management software. In addition, these products are highly scalable and permit flexible configuration. For example, ATL's 2640 Series is capable of storing 9.2 terabytes of data as a standalone unit or up to 46 terabytes of data with the SystemLink Option, which links up to five 2640 units together for larger storage requirements.

     ATL was established in 1990 as a division of the Company, was incorporated in California in February 1993 as a wholly-owned subsidiary of the Company and was reincorporated in Delaware in December 1996. ATL's executive offices are located at 2801 Kelvin Avenue, Irvine, California 92614, and its telephone number at that location is (714) 774-6900.

  Sales, Marketing and Principal Customers

     ATL markets and sells its products through indirect sales channels comprised primarily of VARs and OEMs pursuant to strategic arrangements and individual purchase agreements. Sales of new technological advancements are often initially made through VARs who generally evaluate, integrate and adopt new technology more quickly than OEMs. As a technology achieves greater market acceptance, OEM sales generally have represented an increased portion of the sales of the products incorporating that technology. During the year ended March 31, 1997, direct sales to VARs and OEMs accounted for approximately 67% and 33%, respectively, of ATL's net sales. No single customer accounted for 10% of the Company's total net sales and contract revenues.

     ATL has entered into agreements with several major OEMs, including, among others, DEC, EMC and Sun Microsystems, who incorporate ATL's products into systems sold by the OEMs. ATL has entered into strategic relationships with certain of these OEMs which has enabled ATL to work with OEMs early in their product development cycle thereby providing valuable development feedback to ATL. The sales cycle for OEMs often encompasses a long lead time and generally involves extensive product and system qualification, evaluation, integration and verification. ATL believes the OEM channel is also critical to ATL's success because OEMs have traditionally taken a more active role in the development, support and servicing of ATL's products.

     From 1990 through the third quarter of fiscal 1995, ATL manufactured certain automation subsystems utilizing 19mm technology exclusively for E-Systems. In the third quarter of fiscal 1995, ATL announced that its contractual relationship with E-Systems was deteriorating and it would incur charges related to the loss of E-Systems business. On November 15, 1994, ATL initiated an action against E-Systems alleging breach of contract. On May 22, 1996, the Company announced that it and ATL Products settled all pending litigation with E-Systems, Inc. and EMASS, Inc. See "Item 3. Legal Proceedings" for a further discussion of this litigation.

  Manufacturing and Materials

     ATL manufactures all of its tape libraries at its facility in Irvine, California. ATL recently relocated its corporate headquarters and manufacturing facilities to a new 120,000 square foot facility, of which approximately 50,000 square feet is attributed to manufacturing space. ATL currently operates four assembly lines during one daily eight hour shift.

     ATL manufactures the robotics subassemblies used in its automated tape libraries and performs final assembly and testing of purchased components. ATL's manufacturing processes consist primarily of final systems integration and quality assurance. ATL depends, to a large degree, on outside suppliers to provide most of the components incorporated in ATL's products including the DLT drives, circuit boards, moldings and chassis. While many of the parts and components used in ATL's products are available from a number of fabricators in California, the DLT drives are available only from a single supplier, Quantum Corporation. Quantum may terminate its agreement with the Company for any reason upon 90 days notice. Any disruption in ATL's relationship with such supplier or any of ATL's other sole source suppliers would have a material adverse effect on the Company's business, financial condition and results of operations.

BROADCAST DIVISION

     The Broadcast Division's video tape libraries automate the storage and televising of commercials, news spots and other television programming recorded on videotape cassettes. Automated video libraries increase labor efficiency by automatically performing tape insertion and other filing tasks previously performed manually or by machines with limited capacity and utility. The Company believes that enhanced operational efficiencies are a principal factor underlying the increased automation of broadcast television stations and satellite uplink operations.

     The Broadcast Division's earliest commercial success in the manufacture of video tape libraries was with the TCS2000 followed by the TCS90. The recent market trend toward smaller libraries, coupled with digital hard disk recording devices was led by the Company with the introduction of highly integrated caching systems employing the Company's newest cart machine, the TCS45. The TCS45 can be coupled with hard drive recorders available from several recognized suppliers to the broadcast community. The Company now offers software to form powerful integrated systems, including the MicroSpot(TM) and the SpotBank(TM).

     Multi-channel presentation systems, which integrate the complete line of the Company's hardware with commonly available broadcast quality video disk recorders, are quickly becoming the core business of the Broadcast Division.

  Sales, Marketing and Principal Customers

     The Broadcast Division sells directly to broadcast television stations, satellite uplink operations, and other broadcast television and cable television system operators. Sales and marketing management is located at the Company's principal facilities in Anaheim, California, with a dedicated field sales force of four persons operating in four U.S. sales regions plus a sales manager for Latin America. European sales and marketing activities are conducted and managed by Odetics Europe, Ltd., a wholly-owned subsidiary of the Company. Asia sales and marketing activities are conducted by Odetics Asia Pacific Pte Ltd., a wholly-owned subsidiary of the Company located in Singapore. Additional representative organizations are utilized to promote the Broadcast Division's products in various other foreign markets.

     Customers include major television networks such as the British Broadcasting Corporation, Canadian Broadcasting Corporation, CNBC/FNN, Euronews, Televisa, Measat Broadcast Network Systems, NBC, the PBS Network, Group W Satellite Communications (for the Arts & Entertainment Network and Discovery Channel), Asia Broadcast Centre, Univision and over 100 independent and network-affiliated television stations. The Broadcast Division has systems installed in over 30 countries.

  Manufacturing and Materials

     The Broadcast Division maintains a dedicated manufacturing area located within the Company's Anaheim, California facilities. The Company's SpotBank(TM) and MicroSpot(TM) products are manufactured primarily on a lot assembly/module build basis. At the Anaheim facility, the Broadcast Division and Gyyr

Division share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance, manufacturing and engineering. A single management structure oversees these operations.

     The Broadcast Division purchases cabinets and other fabricated parts and components. The Broadcast Division purchases video servers from Tektronix, ASC and Hewlett Packard along with video switching, conversion and monitoring equipment from Tektronix and Leitch for installation in the Company's automated video management systems.

GYYR, INC.

     During fiscal 1997, the Company formed a wholly-owned subsidiary, Gyyr Inc., a California corporation ("Gyyr") to operate the business of its former Gyyr Division. Time-lapse VCRs are employed extensively in area monitoring by banks, convenience stores, retailers and other businesses. Time-lapse VCRs are frequently installed at automated teller machine ("ATM") and retail computerized payment machine locations to record pictures of individuals making transactions while simultaneously recording transaction information in an effort to deter and address incidents of theft and other crimes at these locations. Customer demand for more sophisticated capabilities, such as computer interfaces to record transaction information simultaneously with video images, electronic processors to record multiple cameras on one VCR and digital image processing and enhancement, also have contributed to recent growth of the market for Gyyr's products. The Company believes that many of the same market forces at work in the United States exist in certain foreign markets as well and that, generally, the international markets are growing as fast as in the United States. During fiscal 1996, the Gyyr Division introduced a new line of time-lapse VCR's and a new high performance FasTrans product family for communicating video and control signals over telephone and newer broadband communication channels.

  Sales, Marketing and Principal Customers

     Gyyr markets and sells its products directly to its private label OEM accounts. Gyyr personnel located at the Company's principal facilities also oversee a network of approximately 2,500 security equipment dealers and distributors throughout the United States and Canada who sell the Gyyr's products to end users. Gyyr utilizes foreign representatives in South America, Mexico and Asia and employs a business development and service staff through Odetics Europe, Ltd., a wholly-owned United Kingdom subsidiary of the Company. Odetics Europe, Ltd. assists Gyyr in its sales and marketing activities in European markets. Gyyr also utilizes Odetics Asia Pacific Pte Ltd. to assist in sales to the Asian markets. Gyyr's principal customers include major security equipment companies such as Diebold, Inc., ADT Security Systems, Inc., Honeywell, Inc., Mosler, Inc., Hamilton Safe and other OEMs.

  Manufacturing and Materials

     Gyyr maintains a dedicated manufacturing area located within the Company's principal facilities. Gyyr primarily uses continuous unit flow assembly lines. Gyyr and the Broadcast Division share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance and manufacturing engineering. A single management structure oversees these operations.

     Gyyr purchases VCRs modified to the Company's specifications exclusively through Nissei Sangyo America, the United States distribution affiliate of Hitachi, Ltd., into which the Company incorporates certain value-added features. The Company is vulnerable to changes in Hitachi, Ltd.'s basic VCR model, which might necessitate changes in the design or manufacturing of Gyyr's products. There are numerous other suppliers of VCRs suitable for use in Gyyr's products, although certain changes in product design or manufacturing methods may be required to accommodate such VCRs, and Gyyr could experience temporary delays or interruptions in supply while such changes are incorporated or a new supplier is procured.

COMMUNICATIONS DIVISION

     The Communications Division includes both telecommunications related products and space borne digital data recorders. The telecommunications business unit supplies products that synchronize telecommuni-cation and computer systems and products that provide an interface between the public (WAN) network and private (LAN) networks.

     Odetics telecom synchronization products are sold for new applications in cellular telephone systems and the new PCS networks being implemented throughout the world. The principal customer of the Communications Division is LGIC of Korea. The synchronization products are based on leading edge G.P.S. technologies. Most product applications are in the latest CDMA networks.

     Odetics telecom interface products are sold to local exchange carriers, interexchange carriers and local area network switch manufacturers. The product offerings fall into two categories: interface boards and stand alone systems. The interface boards are ATM and SONET based, and are sold primarily to other telecom equipment manufacturers.

     The space business unit manufactures digital data recorders that are used in manned and unmanned space vehicles to store data gathered by onboard sensors prior to transmission of the data to ground receiving stations. These recorders are employed in satellite programs for space research, earth resource and environmental observation and weather monitoring, as well as global surveillance and classified government programs.

  Sales, Marketing and Principal Customers

     The Communications Division conducts its selling and marketing activities worldwide directly from the Company's principal facilities. During the fiscal year ended March 31, 1997 approximately 38% of the Communications Division's sales were derived from contracts with domestic or foreign governmental agencies and prime government contractors.

  Manufacturing and Materials

     The Communications Division production capabilities fall into two categories: commercial and space. The telecom business unit manufactures to best commercial practices. The group became ISO certified in February 1997. Most of the manufacturing operations are final assembly and test. Board assembly and some preliminary fabrication processes are outsourced.

     The space production is designed for low volume, program-managed manufacture, often with nonrecurring engineering for individual customer needs. Because of these unique requirements, the space business unit has extensive machining and electronic assembly capabilities in order to manage cost, schedule, and quality levels to the unusual and exacting needs of its customers.

ODETICS CUSTOMER SERVICE DIVISION

     Prior to fiscal 1997, the Company's Customer Service Division ("OCS") provided third party, on-site computer maintenance services as well as maintenance and support services for ATL and Gyyr. The market for third party, on-site computer maintenance services includes certain United States Government installations and commercial businesses with large scale automated or electronic document storage and retrieval systems. Effective December 31, 1996, the Company reorganized its service operations. As part of this reorganization, OCS' operations were divided between ATL and Gyyr, and merged into each respective corporation.

CUSTOMER SUPPORT AND SERVICES

     The Company provides warranty service for each of its product lines, as well as follow-on service and support for which the Company typically charges separately. The Company also offers separate software maintenance agreements to its customers. Management views customer support services as a critical competitive factor as well as a revenue source. The Company maintains its own service groups and trains its customers, representatives and distributors in the performance of user level maintenance. Modular product designs with recommended spare packages are used wherever feasible to minimize mean time to repair.

BACKLOG

     The Company's backlog of unfulfilled firm orders was approximately $23.6 million as of March 31, 1997 and approximately $24.1 million at March 31, 1996. Approximately 84.9% of the Company's backlog at March 31, 1996 was recognized as revenues in fiscal 1997 and approximately 95.1% of the Company's backlog at March 31, 1997 is expected to be recognized as revenues in fiscal 1998. Pursuant to the customary terms of the Company's agreements with government contractors and other customers, orders generally may be cancelled or rescheduled by the customer. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of the Company's individual customers, which also can affect the timing of the conversion of the Company's backlog into revenues. For these reasons, among others, the Company's backlog at a particular date may not be indicative of its future revenues.

PRODUCT DEVELOPMENT

     The Company's business requires substantial ongoing research and development expenditures and other product development activities. For fiscal years 1995, 1996 and 1997, the Company incurred approximately $9.3 million, $7.0 million and $13.4 million, respectively, of Company sponsored research and development costs and expenses, including reimbursable research and development expenses of the Company allowed in the Company's negotiated general and administrative rates on cost contracts with the United States Government. In addition to the foregoing expenditures, the Company also conducts customer-sponsored product development, principally for the United States Government, under long-term contracts. The Company typically retains the right to utilize resulting technological developments for its commercial markets. Customer sponsored product development expenditures totalled approximately $900,000, $0 and $0 during fiscal years ended March 31, 1995, 1996 and 1997, respectively.

     The Company expects to continue to pursue significant product development programs and incur significant research and development expenditures in all of its principal product lines and services. These programs are directed toward developing new products for advanced automated libraries as well as the processing and distribution of digital images.

COMPETITION

     The Company faces significant competition in each of its targeted markets. Certain of the Company's competitors have substantially greater financial, technical, marketing and customer service resources than the Company. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. The principal competitive factors in the markets in which the Company participates are product quality and performance, price, reliability, upgradeability, service and technical support.

     ATL competes directly, both domestically and internationally, with a number of companies offering data storage products using various technologies, including Sun Microsystems, Silicon Graphics, Compaq, Hewlett Packard and others. The Company believes eight tape library manufacturers currently provide DLT based products, including ATL's principal competitors, ADIC, Breece Hill Technologies, Hewlett-Packard and StorageTek. ATL competes indirectly with a large number of manufacturers offering tape storage systems using formats other than DLT including 8mm, 4mm (DAT), 3480 and QIC that have larger installed bases and may be expected to continue to provide intense competition for the DLT format. These competitors include ADIC, Exabyte, Fujitsu, Hitachi, IBM, Spectra Logic and StorageTek. ATL anticipates these competitors will expand the functionality and performance of their selected storage technologies to compete effectively with DLT.

     The Broadcast Division's primary competitors include Sony, Panasonic, Avid, Louth and Pro-bel. Sony and Panasonic are large, international suppliers of extensive professional quality products, including cart machines, for the broadcast television market. Avid competes in the area of disk based video server products, principally against the Broadcast Division's SpotBank products. Louth and Probel principally provide automation control for video libraries and disk recorders. The Broadcast Division's products compete primarily on the basis of product features, including their capacity to accommodate broadcast quality VCRs from all manufacturers, which is unique among product offerings in this market.

     Gyyr's principal competitors for time-lapse VCRs are Panasonic, Toshiba, Sanyo and Sony all of which have far greater name recognition, marketing and other resources than the Company. Numerous other companies, including Japanese and other offshore vendors of VCRs, also offer competitive products. Management believes that Gyyr's products compete primarily on the basis of their value-added features, including those relating to digital image processing.

     The primary competition for the Communications Division's network synchronization products is Datum, Inc. The Communications Division's space tape recorder market, the Company competes with General Electric Corporation, Lockheed Corporation, and Schlumberger, S.A. An additional competitive factor in this market is space flight experience; however, with the advent of solid state recorders the Company may face new competitors. The Communications Divisions emerging network interface products are addressing market niches.

     The market for the Company's products is highly competitive and is characterized by rapidly changing technology and evolving standards. The Company believes that its ability to compete depends on a number of factors, including the success and timing of new product development by the Company and its competitors, compatibility of the Company's products with a broad range of computing systems, product performance, reliability and price, and customer support. The Company believes that the principal competitive factors in the networked computing market are storage capacity, data transfer rate, low cost of ownership, price, product quality and reliability, timing of new product introductions and ability to meet customer volume needs.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively depends in part on its ability to develop and maintain the proprietary aspects of its technology. The Company's policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company currently holds a number of United States and foreign patents and trademarks. The patents will expire at various dates through 2012. The Company also has pending a number of United States and foreign patent applications relating to certain of its products; however, there can be no assurance that any patents will be granted pursuant to these applications.

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

     While management believes its patents, patent applications, software and other proprietary know-how have value, changing technology makes the Company's future success dependent principally upon its Associates' technical competence and creative skills for continuing innovation. Litigation may be necessary in the future to enforce the Company's proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend the Company against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on the Company's results of operations.

ASSOCIATES

     The Company refers to its employees as Associates. As of June 10, 1997, the Company employed 630 Associates, including 115 Associates in general management, administration and finance; 67 Associates in sales and marketing; 180 Associates in product development; 213 Associates in operations, manufacturing and quality; and 55 Associates in customer service. None of the Company's Associates is represented by a labor union and the Company has not experienced a work stoppage.

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

     From time to time, a portion of the Company's work relating to the Odetics' digital data recorders may constitute classified United States government information or may be used in classified programs of the United States Government. For this purpose, the Company and certain Associates possess relevant security clearances. The Company's affected facilities and operations are subject to security regulations of the United States Government. The Company believes it is in full compliance with these regulations.

                                  RISK FACTORS

     The Company's business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this Report. The following risks should be considered carefully in addition to the other information contained in this Report in evaluating the Company and its business before purchasing the shares of the Company's Common Stock.

     Fluctuations in Quarterly Operating Results. The Company has experienced wide fluctuations in quarterly and annual operating results in the past and may continue to experience fluctuations in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products by competitors; the availability of components used in the manufacture of the Company's products; the expenditure of substantial funds for research and development for its subsidiaries and divisions; changes in pricing policies by the Company, its suppliers or its competitors and increased price competition; the ability of the Company to develop, introduce, market and gain market acceptance of new products, applications and product enhancements in a timely manner and to control costs; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the networked computing market and the other markets in which the Company operates; the reduction in revenues from government programs; the relatively thin level of backlog at any given time; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large customer orders, and the timing of a small number of orders can impact quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's growth in revenues in recent periods may not be sustainable and may not be indicative of future operating results, and there can be no assurance that the Company will continue to achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the market price of the Company's securities would probably be materially and adversely affected.

     Dependence on Sole Source Suppliers. The Company purchases numerous parts, supplies and other components used in its products from various independent suppliers, some of whom are the sole supplier for certain parts and components. ATL currently derives substantially all of its revenues from the sale of its DLT based products and related services. Quantum Corporation, which has the exclusive worldwide manufacturing rights for the DLT technology, is the sole supplier of the DLT tape drives used in ATL's products. Quantum has informed ATL that the growth in the demand for the DLT7000 drives will result in continued limitations in the availability of these drives. ATL does not expect that its indicated allocation of DLT7000 drives will have a material adverse effect on its results of operations in the near future. The foregoing statement is intended to be a forward-looking statement and actual results may differ as a result of the factors set forth in this paragraph. There can be no assurance that Quantum will not revise its allocation to ATL or that Quantum will otherwise continue to provide an adequate supply of the DLT7000 drives. The Company also currently relies on single supplier for the principal component of the GYYR's time-lapse videotape cassette recorders. The Company has not been able to secure any guarantee of the future supply of its sole sourced components. The disruption or termination of the supply of any of the Company's source sourced components for any reason would have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Change; Effect of New Product Introductions. The markets served by the Company are characterized by rapid technological advances, downward price pressure in the marketplace as technologies mature, changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. The Company's business requires substantial ongoing research and development efforts and expenditures, and its future success will depend on its ability to enhance its current products, reduce product costs and develop and introduce new products which incorporate the latest technological advancements in hardware, storage media, operating system software and applications software in response to evolving customer requirements. The Company's failure to anticipate or respond adequately to technological developments and changing customer requirements, the occurrence of significant delays in new product development or introduction or the failure of any new products to gain market acceptance could impair the Company's competitiveness and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to introduce new products or enhancements to existing products on a timely basis, if at all, or the effect to which such introductions will have on sales of existing products. To the extent new products are introduced, they may contain undetected design faults and software errors, or "bugs," when first released by the Company that, despite testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced any material adverse effect resulting from any such faults or errors to date, there can be no assurance that faults or errors in the Company's existing products or in new products introduced by the Company will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could adversely affect the Company's competitive position and results of operations.

     Competition. The Company competes in each of its markets with numerous other companies, many of which have far greater name recognition and financial, technological, marketing and customer service resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale and support of their products than the Company. The principal competitive factors in the markets in which the Company participates are product quality and performance, price, reliability, upgradeability, service and technical support. There can be no assurance that the Company will be able to compete effectively in the markets for its products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect upon the Company's business, operating results and financial condition.

     Risks Associated with International Sales. International product sales represented approximately 12% and 17% of the Company's total net sales and contract revenues during fiscal 1996 and 1997, respectively. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated primarily in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. The Company does not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

     Dependence on Key Personnel. The Company's future performance depends to a significant extent on its senior management and other key employees, in particular Joel Slutzky, the Company's Chief Executive Officer, and Kevin C. Daly, Ph.D., the Chief Executive Officer of ATL. The loss of the services of either Mr. Slutzky or Dr. Daly would have a material adverse effect on the Company's development and marketing efforts. The Company's future success will also depend in large part upon its ability to attract, retain and motivate highly skilled employees. In addition, the Company is actively seeking to retain a successor chief financial officer for ATL. Competition for such employees, particularly development engineers and an experienced chief financial officer, is intense, and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of such highly skilled employees. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology which the Company attempts to protect with a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Such rights may not preclude competitors from developing substantially equivalent or superior products to the Company's products. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate, that future patents will be issued, or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology, or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend the Company against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is required to obtain licenses under patents or proprietary rights of others, there can be no assurance that any required licenses would be made available on terms acceptable to the Company, if at all. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on the Company's results of operations.

     Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, shortages announced by suppliers, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

     Concentration of Ownership. As of June 26, 1997, the Company's officers and directors beneficially owned a majority of the total combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock. As a result of their stock ownership, management will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in management or change in control of the Company and may adversely affect the voting or other rights of other holders of Common Stock.

     Pending Distribution. The Company has announced its intention to distribute to its stockholders all of its shares of ATL Class A Common Stock prior to December 31, 1997, subject to the satisfaction or waiver of certain conditions (including the receipt by the Company of a favorable tax ruling from the Internal Revenue Service confirming the tax-free nature of the Distribution). No assurance can be given, however, that such conditions will be satisfied or waived, or that the Distribution will occur. For the Distribution to occur, the Board of Directors of the Company must conclude, at the time of the Distribution, that the Distribution is in the best interest of the stockholders of the Company. Failure to undertake the Distribution could materially and adversely affect the market price of the Company's securities.

     Anti-Takeover Effect of Charter Provisions, Bylaws and Stock Structure. The Company has two classes of Common Stock which are substantially identical other than with respect to voting power. The Class A Common Stock offered hereby entitles the holder to 1/10th vote per share and Class B Common Stock entitles the holder to one vote per share, with concentration of ownership of the Class B Common Stock in the Company's officers and directors and their affiliates. In addition, the Company's Board of Directors is elected annually on a split vote basis, with the holders of Class A Common Stock currently being entitled to elect two of the directors and holders of the Class B Common Stock currently being entitled to elect the remaining six directors. These provisions could have the effect of discouraging a proxy contest or making it more difficult for a third party acquiring a substantial block of the Company's Common Stock to effect a change in management and control of the Company. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

     The Board of Directors of the Company is authorized to issue, without stockholder approval, up to 2,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences, as well as additional shares of Common Stock, which could adversely affect the voting power or other rights of the holders of Class A Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock or additional shares of Common Stock other than the Class A Common Stock offered hereby, the future issuance of Preferred Stock or Common Stock or of rights to purchase Preferred Stock or Common Stock could be used to discourage an unsolicited acquisition proposal.

ITEM 2. PROPERTIES.

     The Company's headquarters and principal operations are located in Anaheim, California. In 1984, the Company purchased and renovated a three building complex containing approximately 250,000 square feet situated on approximately
14.1 acres adjacent to the Interstate 5 freeway one block from Disneyland. These Company-owned facilities house the Company's corporate and administrative offices (approximately 43,000 dedicated square feet), as well as Gyyr and the Broadcast Division, (approximately 87,000 dedicated square feet), the Communications Division (approximately 67,000 dedicated square feet), OCS Division (approximately 15,000 dedicated square feet), until March 1997 ATL (approximately 50,000 dedicated square feet). Commencing in March 1997, ATL leased an additional 120,000 square foot facility in Irvine, California under a lease which expires in October 2003. ATL has an option to extend the lease for an additional five year period. The base rent for ATL's new facility is $65,000 per month.

     The Communications Division leases approximately 4,500 square feet of space in a manufacturing facility located on 0.62 acre in El Paso, Texas. The Broadcast Division leases approximately 5,000 square feet in Austin, Texas to manufacture certain product families. Odetics Europe Limited's offices are located in leased space near London, England. Odetics Asia Pacific Pte. Ltd. offices are located in leased space in Singapore.

     The Company currently is operating a single shift in its manufacturing and assembly facilities and it believes that its facilities are adequate for its current needs and for possible future growth. However, the Company may elect to expand or relocate its offices and facilities in the future.

ITEM 3. LEGAL PROCEEDINGS.

     On May 22, 1996, the Company announced that it and ATL Products settled all pending litigation with E-Systems, Inc. and EMASS, Inc. (collectively, "E-Systems"). The settlement was effected pursuant to a written Settlement Agreement and General Release between the parties, under which E-Systems paid the Company approximately $6.1 million, including an amount designated as a royalty payment on library systems sold by E-Systems which the Company alleged infringed on its patented technology. See "Management's Discussion of Financial Condition and Results of Operations." For its part, the Company agreed for a period of five years to provide spare parts and certain other customer support services for the installed base of DataTowers that the Company previously sold to E-Systems. The parts and services generally will be provided in accordance with Odetics' general terms and conditions, less a specified discount. The Company also has agreed to refurbish nine ATL 2640 Series in E-Systems' possession and to pay to E-Systems any profits (net of refurbishment and sales costs) realized by the Company from the sale of the refurbished units and to deliver to E-Systems certain inventories of parts and supplies.

     The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third clam was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock and Class B Common Stock are traded on the Nasdaq National Market under the symbols "ODETA" and "ODETB," respectively. The following table sets forth for the fiscal periods indicated the high and low sale prices for the Class A Common Stock and Class B Common Stock as reported by the Nasdaq National Market:

                                                          CLASS A             CLASS B
                                                        COMMON STOCK       COMMON STOCK
                                                       --------------     ---------------
                                                       HIGH      LOW      HIGH       LOW
                                                       -----     ----     -----     -----
        Fiscal Year Ended March 31, 1996
          First Quarter..............................  $ 5 1/2   $ 4      $ 5 3/4    $ 4 3/4
          Second Quarter.............................    6 7/8     4 1/2    6 1/2      5
          Third Quarter..............................   10         6 1/2   10 1/4      6 1/2
          Fourth Quarter.............................   10 1/8     6 3/4   10          6 3/8

        Fiscal Year Ended March 31, 1997
          First Quarter..............................  $21         6 1/4   20          6 5/8
          Second Quarter.............................   16 1/4     6 3/4   16 1/2      8 1/4
          Third Quarter..............................   17 3/4    11 1/2   17 1/2     12
          Fourth Quarter.............................   23 1/4    11 3/4   22 1/4     13 3/4

     As of June 26, 1997, the Company had 670 holders of record of Class A Common Stock and 195 holders of record of Class B Common Stock according to information furnished by the Company's transfer agent.

DIVIDEND POLICY

     Pursuant to the terms of the Company's Loan and Security Agreement with its banks, the Company is restricted in declaring cash dividends on its Common Stock in an amount not to exceed in any fiscal year 10% of the Company's consolidated net income for the prior fiscal year. The Company never paid or declared cash dividends on its Common Stock, and has no current plans to pay such dividends in the foreseeable future. The Company currently intends to retain any earnings for working capital and general corporate purposes. The payment of any future dividends will be at the discretion of the Company's Board of directors, and will depend upon a number of factors, including, but not limited to, future earnings, the success of the Company's business, activities, its capital requirements, the general financial condition and future prospects of the Company, general business conditions, the consent of the Company's principal lender and such other factors as the Board may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     Since April 1, 1994, the Company has not sold any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data with respect to the Company's consolidated statement of operations for each of the five fiscal years in the period ended March 31, 1997 and the consolidated balance sheet data at March 31, 1993, 1994, 1995, 1996 and 1997 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and the related report of independent auditors for the fiscal years ended March 31, 1993 and 1994 and the Company's consolidated balance sheet at March 31, 1995 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Report.

                                                            FISCAL YEAR ENDED MARCH 31,
                                                 -------------------------------------------------
                                                  1993      1994      1995       1996       1997
                                                 -------   -------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales......................................  $48,487   $66,063   $74,465   $ 94,466   $131,776
Contract revenues..............................   20,825    18,099    13,280     10,161      9,032
                                                 -------   -------   -------   --------   --------
Total net sales and contract revenues..........   69,312    84,162    87,745    104,627    140,808
Cost of sales..................................   33,668    44,281    51,148     63,398     84,096
Cost of contract revenues......................   13,967    11,114     6,633      4,374      4,907
Selling, general and administrative expense....   14,169    17,162    20,899     23,678     30,293
Research and development expense...............    5,187     7,268     9,309      6,973     13,420
Nonrecurring charge............................       --        --     4,809         --         --
Interest expense...............................    2,125     1,772     1,925      2,247      1,890
Minority interest..............................       --        --        --         --         53
                                                 -------   -------   -------   --------   --------
Income (loss) before income taxes..............      196     2,565    (6,978)     3,957      6,149
Income tax expense (benefit)...................       55       743   $(2,300)     1,504      2,419
                                                 -------   -------   -------   --------   --------
New income (loss)..............................  $   141   $ 1,822   $(4,678)  $  2,453   $  3,730
                                                 =======   =======   =======   ========   ========
Net income (loss) per common share.............  $   .03   $   .34   $  (.80)  $    .40   $    .55
                                                 =======   =======   =======   ========   ========
Weighted average number of common shares.......    4,529     5,326     5,872      6,179      6,627
                                                 =======   =======   =======   ========   ========

                                                                  AS OF MARCH 31,
                                                 -------------------------------------------------
                                                  1993      1994      1995       1996       1997
                                                 -------   -------   -------   --------   --------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital................................  $23,636   $29,062   $32,733   $ 30,390   $ 39,176
Total assets...................................   55,124    65,928    72,358     78,811    100,938
Long term debt (less current portion)..........   24,413    16,723    25,757     22,019     11,860
Retained earnings..............................    8,884    10,706     6,027      8,481     12,211
Total stockholders' equity.....................   19,213    31,239    27,736     30,985     51,828

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company specializes in the design and manufacture of systems and subsystems to automate the collection, storage, distribution and management of information. The Company is organized into separate divisions or subsidiaries, each having primary responsibility for product development, manufacturing and marketing of one or more of the Company's principal product lines or services. The Company has four distinct manufacturing operations each tailored to the requirements of its principal product divisions.

     The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                              1995      1996      1997
                                                              -----     -----     -----
        Net sales...........................................   84.9%     90.3%     93.6%
        Contract revenues...................................   15.1       9.7       6.4
                                                              -----     -----     -----
                                                              100.0     100.0     100.0
        Gross profit........................................   34.2      35.2      36.8
        Expenses:
          Selling, general and administrative...............   23.8      22.6      21.5
          Research and development..........................   10.6       6.7       9.5
          Nonrecurring charge...............................    5.5        --        --
          Interest expense..................................    2.2       2.1       1.4
          Minority interest.................................     --        --        --
                                                              -----     -----     -----
        Total expenses......................................   42.1      31.4      32.4
                                                              -----     -----     -----
        Income (loss) before income taxes...................   (7.9)      3.8       4.4
        Income taxes (benefit)..............................   (2.6)      1.5       1.7
                                                              -----     -----     -----
        Net income (loss)...................................   (5.3)%     2.3%      2.7%

     Net Sales and Contract Revenues. Total net sales and contract revenues increased 34.6% to $140.8 million for the fiscal year ended March 31, 1997 ("fiscal 1997") as compared to $104.6 million for the fiscal year ended March 31, 1996 ("fiscal 1996"), and increased 19.3% in fiscal 1996 from $87.7 million for the fiscal year ended March 31, 1995 ("fiscal 1995"). Net sales increased 39.5% to $131.8 million in fiscal 1997 from $94.5 million in fiscal 1996 primarily due to an increase in ATL's net sales which reflected continued growth in its DLT based products and included the initial shipments in the fourth quarter of fiscal 1997 of its new 7100 Series tape libraries. The Company also experienced growth in sales of its telecommunication products in fiscal 1997 largely due to increased unit sales of its synchronization products for cellular telephone systems and sales of its LIMO family of products for telecommunication interfaces. Gyyr experienced a 12.5% increase in net sales in fiscal 1997 as compared to fiscal 1996 while the Company's Broadcast Division's net sales decreased 15% as compared to the prior fiscal year.

     The Company's net sales in increased 26.9% to $94.5 million in fiscal 1996 from $74.5 million in fiscal 1995 due in large part to sales growth in all divisions involved in commercial product sales, particularly in the Company's Broadcast Division. The Broadcast Division's 59.9% increase in net sales from fiscal 1996 as compared to fiscal 1995 reflected an increase in shipments of its SpotBank(TM), Cache Machine(TM) and TCS 45(TM) systems, as well as additional revenue attributable to upgrades for previously sold systems. ATL's 29.9% increase in net sales in fiscal 1996 as compared to fiscal 1995 was primarily due to an increase in sales of its 520 Series and 2640 Series product lines in both the domestic and European markets through Odetics Europe Limited, a wholly-owned subsidiary of the Company which more than offset the loss of 19mm tape library products that were discontinued in fiscal 1995.

     The Company's contract revenues are comprised of revenues from government contracts and declined 11.8% to $9.0 million in fiscal 1997 from $10.2 million in fiscal 1996, and declined 23.5% in fiscal 1996 from

$13.3 million in fiscal 1995. The declines in fiscal 1997 and fiscal 1996 are primarily due to changes in government spending patterns and a transition by the Company from certain government markets to commercial activities.

     Gross Profit. Total gross profit increased to 36.8% in fiscal 1997 as compared to 35.2% in fiscal 1996 and 34.2% in fiscal 1995. The increase in total gross profit in fiscal 1997 as compared to fiscal 1996 reflects ATL's improved gross profit margin which was primarily attributable to improved absorption of manufacturing overhead over continued increases in sales of DLT based products as well as reductions in materials for ATL's products. The increase in total gross profit in fiscal 1996 as compared to fiscal 1995 is due in large part to an increase in ATL's gross profit on product sales to 36.8% in fiscal 1996 from 22.8% in fiscal 1995 as ATL completed its first fiscal year selling primarily DLT based products which generated improved margins as compared to the margins on 19mm products which accounted for approximately one-third of ATL's sales revenues in fiscal 1995. The increase in gross profit in fiscal 1997 was partially offset by reduced margins on certain large international sales to a single customer in the Broadcast Division. The Company's increase in gross profit in fiscal 1996 also reflected an overall commercial products sales mix that favored new products with higher gross profits.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 27.9% to $30.3 million in fiscal 1997 (or 21.5% of total net sales and contract revenues) from $23.7 million (or 22.6% of total net sales and contract revenues) and increased 13.3% in fiscal 1996 as compared to $20.9 million (or 23.8% of total net sales and contract revenues) in fiscal 1995. The dollar increase in fiscal 1997 primarily reflects the Company's efforts to expand its sales and marketing capabilities through infrastructure growth which included higher sales commissions associated with increased sales, as well as increased expenditures for advertising, promotion and labor costs associated with the Company's increased commercial sales and marketing activities. The dollar increase in selling, general and administrative expense in fiscal 1996 was due in large part to professional fees related to the E-Systems litigation and increased expenses related to expanding foreign operations in Odetics Europe, Limited, and Odetics Asia Pacific, Pte., Ltd.

     Research and Development Expense. Research and development expense increased 91.4% to $13.4 million (or 9.5% of total net sales and contract revenues) in fiscal 1997 as compared to $7.0 million in fiscal 1996 (or 6.7% of total net sales and contract revenues), and declined 25.1% in fiscal 1996 as compared to $9.3 million (or 10.6% of total net sales and contract revenues) in fiscal 1995. The increase in research and development expense in fiscal 1997 primarily reflects additional engineering and labor costs, consulting fees, prototype materials costs and other costs associated with the development, testing and preproduction activities for ATL's 7100 Series and Prism products and the incorporation of the new DLT7000 tape drive into ATL's current products. The increase in research and development expense in fiscal 1997 also reflected additional expenditures related to new product development in Gyyr and the Communications Division. The decline in research and development expense in fiscal 1996 as compared to fiscal 1995, both in terms of absolute dollars and as a percentage of total net sales and contract revenues, reflects the effect of the completion of certain major research and development programs in fiscal 1995 and certain cost reduction measures implemented during the second half of fiscal 1995. The Company expects expenditures for research and development generally to increase over time and to be higher during periods of new product development when significant expenditures are incurred in preproduction activities and increased testing. These expenditures may, therefore, continue to fluctuate as a percentage of total net sales and contract revenues from period to period.

     Minority Interest. On March 13, 1997, the Company completed an initial public offering of 1,650,000 shares of Class A Common Stock of ATL, which reduced the Company's beneficial ownership of ATL to 82.9%. The $53,000 minority interest represents the ATL stockholders' portion of ATL's net income for the period of time their shares were outstanding during fiscal 1997. The Company intends to effect the Distribution prior to December 31, 1997, subject to the satisfaction or waiver of certain conditions (including the receipt of a favorable letter ruling from the Internal Revenue Service concerning the tax-free nature of the Distribution).

     Interest Expense. Interest expense decreased approximately 15.9% to $1.9 million in fiscal 1997 as compared to $2.2 million in fiscal 1996, and increased 16.7% from $1.9 million in fiscal 1995. The decrease in fiscal 1997 as compared to fiscal 1996 was primarily due to overall lower average borrowings, while the increase in interest expense in fiscal 1996 as compared to fiscal 1995 reflected an overall higher average borrowings under the Company's line of credit and increased cost of borrowings.

     Income Taxes. The Company's effective income tax rate was 39.3%, 38.0% and 33.0% in fiscal 1997, 1996 and 1995, respectively. The Company's recognition of general business credits reduced the Company's effective tax rates below the statutory rates. The increase in the effective tax rate for fiscal 1997 is due to a reduction in the effect of general business tax credits on total income tax expense.

     The Company entered into a Tax Allocation Agreement with ATL effective April 1, 1996, pursuant to which ATL will make a payment to the Company, or the Company will make a payment to ATL, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on its consolidated federal income tax returns and consolidated or combined state tax returns. In addition, the Tax Allocation Agreement provides that members of the Company's consolidated group generating tax losses after April 1, 1996 will be paid by other members of the group which utilize such tax losses to reduce such other members' tax liability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net income of $3.7 million in fiscal 1997, as adjusted for noncash charges of depreciation and amortization and a net reduction in operating assets and liabilities, contributed to $7.8 million net cash provided by operating activities during the year. The cash flow provided by operating activities was primarily used for the purchase of fixed assets and payments for the reduction of long term borrowings. During fiscal 1997, the Company settled its litigation with E-Systems (see "Item 3. Legal Proceedings"), pursuant to which E-Systems paid $6.2 million to the Company.

     The Company has a $17.0 million bank line of credit with Imperial Bank and Comerica Bank-California which provides for borrowings generally at the lessor of the bank's prime rate (8.5% at March 31, 1997) or the bank's LIBOR rate plus 2.25%. Borrowings are available for general working capital purposes, and at March 31, 1997, approximately $14.6 million was available for borrowing under the line. The Company's borrowings under the line of credit are secured by substantially all of the Company's assets, other than the assets of ATL. At March 31, 1997, $2.1 million was outstanding under this line of credit.

     In March 1997, ATL entered into a separate $5.0 million line of credit with Imperial Bank which provides for borrowings generally at the lessor of the bank's prime rate (8.5% at March 31, 1997) or the bank's LIBOR rate plus 2.25%. No amounts were outstanding under this line of credit as of March 31, 1997. ATL's borrowings under the line of credit are secured by substantially all of the ATL's assets.

     In April 1997, ATL entered into a promissory note payable to the Company in the original principal amount of $13.0 million representing the aggregate balance of ATL's interest bearing advances from the Company. This note bears interest at a rate equal to the Company's cost of borrowing (8.5% at March 31, 1997). Principal and interest on this note are payable to the Company in sixteen equal quarterly installments at the end of each calendar quarter commencing June 30, 1997.

     ATL entered into a lease for new facilities in Irvine, California during the first calendar quarter of 1997. ATL began to relocate to its new facility at the end of fiscal 1997 and completed its move in the first quarter of fiscal 1998. The Company anticipates that ATL will incur expenditures of approximately $500,000 for relocation costs, leasehold improvements and capital equipment for this new facility.

     The Company anticipates that net cash flow generated by operating activities, together with the net proceeds of ATL's initial public offering and funds available under the Company's line of credit will be adequate to enable the Company to execute its operating plans and meet its obligations on a timely basis for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

     (b) Identification of Executive Officers. The information under the headings "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under the headings "Executive Compensation," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the headings "Principal Shareholders" and "Common Stock Ownership of Certain Beneficial Owners and Management," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report:

     1. FINANCIAL STATEMENTS. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                PAGE
                                                                                ----
        Index to Consolidated Financial Statements............................  F-1
        Report of Ernst & Young LLP, Independent Auditors.....................  F-2
        Consolidated Balance Sheets as of March 31, 1997 and 1996.............  F-3
        Consolidated Statements of Operations for the years ended March 31,
          1997, 1996 and 1995.................................................  F-5
        Consolidated Statements of Stockholders' Equity for the years ended
          March 31, 1997, 1996 and 1995.......................................  F-6
        Consolidated Statements of Cash Flows for the years ended March 31,
          1997, 1996 and 1995.................................................  F-7
        Notes to Consolidated Financial Statements............................  F-8

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                                Page
                                                                                ----
        Schedule II -- Consolidated Valuation and Qualifying Accounts.........  S-1

     3. EXHIBITS.

     3.1         Certificate of Incorporation of the Company filed as Exhibit 19.2 to the
                 September 30, 1987 Form 10-Q and incorporated herein by reference.
     3.2         Bylaws of the Company, as amended, filed as Exhibit 4.2 to Form S-1 filed July
                 6, 1993 and incorporated herein by reference.
     4.1         Specimen of Class A Common Stock and Class B Common Stock certificates filed as Exhibit 4.3 to Amendment No. 1 filed September 30, 1993 to Form S-1 filed
                 July 6, 1993 and incorporated herein by reference.
    10.1         1981 Incentive Stock Option Plan and form of Stock Option Agreement, filed as
                 Exhibit 4.1 to the Company's Form S-8 filed June 27, 1985 (Reg. No. 2-98656)
                 (the "1985 Form S-8") and incorporated herein by reference.
    10.2         1982 Nonstatutory Stock Option and Stock Appreciation Rights Plan and forms of
                 Nonstatutory Stock Option and Stock Appreciation Rights Agreement, filed as
                 Exhibit 4.2 to the 1985 Form S-8 and incorporated herein by reference.
    10.3         1992 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement filed as Exhibit 4.1, 4.2 and 4.3, respectively, to the Company's Form S-8 filed March 10, 1993 (Reg. No.
                 33-59274) and incorporated herein by reference.
    10.4         Profit Sharing Plan and Trust, filed as Exhibit 4.3 to Amendment No. 2 to the
                 1985 Form S-8 filed May 5, 1988 (Reg No. 2-98656) and incorporated herein by reference.
    10.5         Form of Executive Deferral Plan between the Company and certain employees of the Company, filed as Exhibit 10.4 to the 1988 Form 10-K and incorporated herein by reference.

    10.6         Second Amended and Restated Loan Agreement between Bank of the West and the
                 Company entered into as of September 30, 1992, filed as Exhibit 10.6 to Form
                 S-1 filed July 6, 1993 and incorporated herein by reference.
    10.7         Loan and Security Agreement between ATL Products, Inc. and Bank of the West entered into as of February 26, 1993, filed as Exhibit 10.6 to Form S-1 filed
                 July 6, 1993 and incorporated herein by reference.
    10.8         Modification Agreement regarding the agreements referenced in Exhibits 10.6 and 10.7, as modified by the First Amendments to Modification Agreement from
                 Bank of the West dated as of February 26, 1993 and August 9, 1993 filed as
                 Exhibit 10.6 to Form S-1 filed July 6, 1993 and incorporated herein by reference.
    10.9.1       Form of Indemnity Agreement entered into by the Company, and certain officers and directors, filed as Exhibit 19.4 to the September 30, 1988 Form 10-Q and
                 incorporated herein by reference.
    10.9.2       Schedule of officers and directors covered by Indemnity Agreement filed as
                 Exhibit 10.9.2 to Amendment No. 1 filed September 30, 1993 to Form S-1 filed
                 July 6, 1993 and incorporated herein by reference.
    10.10        Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust, filed as Exhibits
                 4.3.1 and 4.3.2 respectively, to Amendment No. 3 to the 1983 Form S-8 (Reg.
                 No. 2-86220) filed June 13, 1990 and incorporated herein by reference.
    10.11        Lease between the Company and Roths Properties entered into as of November 1,
                 1990 filed as Exhibit 10.11 to Form S-1 filed July 6, 1993 and incorporated herein by reference.
    10.12        Promissory Note in the original principal amount of $15,000,000 payable to The
                 Northwestern Mutual Life Insurance Company ("NMLI") dated October 31, 1989 and related Deed of Trust, Security Agreement and Financing Statement between
                 Odetics, Inc. and NMLI dated October 31, 1989 filed as Exhibit 10.12 to Form
                 S-1 filed July 6, 1993 and incorporated herein by reference.
    10.13        Separation and Distribution Agreement between the Company and ATL dated March
                 1, 1997.
    10.14        Tax Allocation Agreement between the Company and ATL dated March 1, 1997.
    10.15        Services Agreement between the Company and ATL dated March 21, 1997.
    10.16        Promissory Note between the Company and ATL dated April 1, 1997.
    10.17        Amendment Number Six to Loan and Security Agreement dated March 31, 1997 between the Company, Gyyr, Imperial Bank and Comerica Bank-California.
    10.18        Note, Security Agreement and Letter Agreement between ATL and Imperial Bank dated March 15, 1997.
    21           Subsidiaries of the Company.
    23.1         Consent of Ernst & Young LLP.
    27           Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on June 27, 1997.

                                          ODETICS, INC.

                                          By:       /s/ JOEL SLUTZKY
                                            ------------------------------------
                                                        Joel Slutzky
                                             Chief Executive Officer, President
                                                 and Chairman of the Board

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of ATL Products, Inc., do hereby constitute and appoint Joel Slutzky and Gregory A. Miner, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

             SIGNATURE                                 TITLE                         DATE
------------------------------------    ------------------------------------    --------------

          /s/ JOEL SLUTZKY              Chief Executive Officer, President      June 27, 1997
------------------------------------    and Chairman of the Board (principal
            Joel Slutzky                executive officer)

      /s/ CRANDALL GUDMUNDSON           President and Director                  June 27, 1997
------------------------------------
        Crandall Gudmundson

          /s/ JERRY MUENCH              Vice President and Director             June 27, 1997
------------------------------------
            Jerry Muench

         /s/ KEVIN C. DALY              Director of the Registrant Chief        June 27, 1997
------------------------------------    Executive Officer, President and
        Kevin C. Daly, Ph.D.            Chairman of the Board of ATL
                                        Products, Inc.

           /s/ GARY SMITH               Vice President and Controller           June 27, 1997
------------------------------------
             Gary Smith
       /s/ RALPH R. MICKELSON           Director                                June 27, 1997
------------------------------------
         Ralph R. Mickelson

             SIGNATURE                                 TITLE                         DATE
------------------------------------    ------------------------------------    --------------

        /s/ STANLEY MOLASKY             Director                                June 27, 1997
------------------------------------
          Stanley Molasky

           /s/ LEO WEXLER               Director                                June 27, 1997
------------------------------------
             Leo Wexler

         /s/ PAUL E. WRIGHT             Director                                June 27, 1997
------------------------------------
           Paul E. Wright

        /s/ GREGORY A. MINER            Vice President and Chief Financial      June 27, 1997
------------------------------------    Officer of the Registrant and Chief
          Gregory A. Miner              Financial Officer of ATL Products,
                                        Inc. (principal accounting officer)

                                 ODETICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................  F-2
Consolidated Balance Sheets as of March 31, 1996 and 1997.............................  F-3
Consolidated Statements of Operations for the years ended March 31, 1995, 1996 and
  1997................................................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1995,
  1996 and 1997.......................................................................  F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1996 and
  1997................................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Odetics, Inc.

We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
April 29, 1997

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents............................................  $  1,142     $ 11,359
  Trade accounts receivable, net of allowance for doubtful accounts of
     $988,000 in 1996 and $669,000 in 1997.............................    24,772       29,424
  Costs and estimated earnings in excess of billings on uncompleted
     contracts (Note 3)................................................     3,428        1,922
  Inventories:
     Finished goods....................................................     3,717        3,435
     Work in process...................................................     2,927        3,987
     Materials and supplies............................................    16,076       20,855
  Prepaid expenses and other...........................................     1,122        1,333
  Deferred income taxes................................................     2,516        2,056
                                                                         --------     --------
          Total current assets.........................................    55,700       74,371
Property, plant and equipment:
  Land.................................................................     2,090        2,090
  Buildings and improvements...........................................    17,553       18,238
  Equipment............................................................    23,964       28,201
  Furniture and fixtures...............................................       950          968
  Allowances for depreciation..........................................   (22,950)     (25,668)
                                                                         --------     --------
                                                                           21,607       23,829
Other assets...........................................................     1,504        2,738
                                                                         --------     --------
          Total assets.................................................  $ 78,811     $100,938
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable...............................................  $ 11,519     $ 18,478
  Accrued payroll and related..........................................     4,611        6,851
  Accrued expenses.....................................................       563        4,179
  Income taxes payable.................................................     1,412        1,276
  Billings in excess of costs and estimated earnings on uncompleted
     contracts (Note 3)................................................     5,414        2,690
  Current portion of long-term debt (Note 4)...........................     1,791        1,721
                                                                         --------     --------
          Total current liabilities....................................    25,310       35,195
Long-term debt, less current portion (Note 4)..........................    22,019       11,860
Deferred income taxes (Note 6).........................................       497          540
Minority interest......................................................        --        1,515
Commitments and contingencies (Notes 4 and 9)
Stockholders' equity (Notes 7 and 8):
  Preferred stock:
     Authorized shares -- 2,000,000
       Issued and outstanding -- none..................................        --           --
  Common stock, $.10 par value:
     Authorized shares -- 10,000,000 of Class A and 2,600,000 of Class
      B
     Issued and outstanding shares -- 4,935,359 of Class A and
      1,160,931 of Class B at March 31, 1996; 5,315,653 of Class A and
      1,064,241 of Class B at March 31, 1997...........................       610          638
  Paid-in capital......................................................    21,904       38,927
  Foreign currency translation.........................................       (10)          52
  Retained earnings....................................................     8,481       12,211
                                                                         --------     --------
          Total stockholders' equity...................................    30,985       51,828
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $ 78,811     $100,938
                                                                         ========     ========

                            See accompanying notes.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED MARCH 31,
                                                           ------------------------------------
                                                            1995          1996           1997
                                                           -------       -------       --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
Net sales and contract revenues:
  Net sales..............................................  $74,465       $94,466       $131,776
  Contract revenues......................................   13,280        10,161          9,032
                                                           -------       --------      --------
                                                            87,745       104,627        140,808
Costs and expenses:
  Cost of sales..........................................   51,148        63,398         84,096
  Cost of contract revenues..............................    6,633         4,374          4,907
  Selling, general and administrative expenses...........   20,899        23,678         30,293
  Research and development expenses......................    9,309         6,973         13,420
  Nonrecurring charge (Note 5)...........................    4,809            --             --
  Interest expense.......................................    1,925         2,247          1,890
  Minority interest in earnings of subsidiary............       --            --             53
                                                           -------       --------      --------
                                                            94,723       100,670        134,659
                                                           -------       --------      --------
Income (loss) before income taxes........................   (6,978)        3,957          6,149
Income taxes (benefit) (Note 6)..........................   (2,300)        1,504          2,419
                                                           -------       --------      --------
Net income (loss)........................................  $(4,678)      $ 2,453       $  3,730
                                                           =======       ========      ========
Net income (loss) per share of common stock..............  $  (.80)      $   .40       $    .55
                                                           =======       ========      ========

                            See accompanying notes.

                                 ODETICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                    ------------------------
                                        SHARES
                                      OUTSTANDING
                                    ---------------
                                    CLASS    CLASS
                                      A        B                           FOREIGN
                                    COMMON   COMMON            PAID-IN    CURRENCY     RETAINED
                                    STOCK    STOCK    AMOUNT   CAPITAL   TRANSLATION   EARNINGS    TOTAL
                                    ------   ------   ------   -------   -----------   --------   -------
                                                               (IN THOUSANDS)
Balance at March 31, 1994.........  4,585    1,193     $578    $19,922       $33       $ 10,706   $31,239
  Issuances of common stock (Notes
     7 and 8).....................    170       --       17      1,145        --             --     1,162
  Conversion of Class B common
     stock........................     32      (32)      --         --        --             --        --
  Foreign currency translation
     adjustments..................     --       --       --         --        13             --        13
  Net loss........................     --       --       --         --        --         (4,678)   (4,678)
                                    -----    -----     ----    -------       ---        -------   -------
Balance at March 31, 1995.........  4,787    1,161      595     21,067        46          6,028    27,736
  Issuances of common stock (Notes
     7 and 8).....................    148       --       15        837        --             --       852
  Foreign currency translation
     adjustments..................     --       --       --         --       (56)            --       (56)
  Net income......................     --       --       --         --        --          2,453     2,453
                                    -----    -----     ----    -------       ---        -------   -------
Balance at March 31, 1996.........  4,935    1,161      610     21,904       (10)         8,481    30,985
  Issuances of common stock (Notes
     7 and 8).....................    284       --       28      2,567        --             --     2,595
  Conversion of Class B common
     stock........................     97      (97)      --         --        --             --        --
  Issuance of ATL Products, Inc.
     common stock (Note 2)........     --       --       --     14,456        --             --    14,456
  Foreign currency translation
     adjustments..................     --       --       --         --        62             --        62
  Net income......................     --       --       --         --        --          3,730     3,730
                                    -----    -----     ----    -------       ---        -------   -------
Balance at March 31, 1997.........  5,316    1,064     $638    $38,927       $52       $ 12,211   $51,828
                                    =====    =====     ====    =======       ===        =======   =======

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED MARCH 31
                                                             ----------------------------------
                                                               1995         1996         1997
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..........................................  $ (4,678)    $  2,453     $  3,730
Adjustments to reconcile net income (loss) to net cash
  provided
  by (used in) operating activities:
  Depreciation and amortization............................     2,442        2,694        3,622
  Minority interest in earnings of subsidiary..............        --           --           53
  Provision for losses on accounts receivable..............       827          170          277
  Provision for deferred income taxes......................    (2,337)          76          503
  Gain on sale of assets...................................       (37)         (28)        (177)
  Net proceeds from settlement of litigation (Note 9)......        --           --        5,860
  Changes in operating assets and liabilities (Note 11)....    (2,606)       1,395       (6,065)
                                                             --------     --------     --------
Net cash provided by (used in) operating activities........    (6,389)       6,760        7,803

INVESTING ACTIVITIES
Purchases of property, plant and equipment.................    (3,670)      (3,536)      (5,329)
Proceeds from sale of equipment............................        73           74           12
                                                             --------     --------     --------
Net cash used in investing activities......................    (3,597)      (3,462)      (5,317)

FINANCING ACTIVITIES
Proceeds from line of credit and long-term borrowings......    40,263       36,152       54,840
Principal payments on line of credit, long-term debt, and
  capital lease obligations................................   (31,222)     (39,395)     (65,069)
Net proceeds from issuance of ATL Products, Inc. common
  stock....................................................        --           --       15,918
Proceeds from issuance of common stock.....................     1,151          709        2,042
                                                             --------     --------     --------
Net cash provided by (used in) financing activities........    10,192       (2,534)       7,731
                                                             --------     --------     --------
Increase in cash...........................................       206          764       10,217
Cash and cash equivalents at beginning of year.............       172          378        1,142
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $    378     $  1,142     $ 11,359
                                                             ========     ========     ========

                            See accompanying notes.

                          ODETICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements of Odetics, Inc. (the Company) include the accounts of the Company and its active subsidiaries Odetics Europe, Ltd., Odetics Asia Pacific Pte Ltd. and ATL Products, Inc. During fiscal 1990, the Company incorporated Odetics Europe, Ltd. to develop European commercial sales. During fiscal 1993, the ATL Division was incorporated as ATL Products, Inc. During fiscal 1995, the Company incorporated Odetics Asia Pacific Pte Ltd. to develop commercial sales for the Asian Market. All significant intercompany accounts and transactions are eliminated in consolidation.

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

  Revenue Recognition

     Contract revenues and earnings on long-term cost-reimbursement and fixed-price contracts of the Company's Communication Division are recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Contract revenues include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Certain contracts contain incentive and/or penalty provisions which provide for increased or decreased revenues based upon performance in relation to established targets. Incentive fees are recorded when earned and penalty provisions are recorded when incurred, as long as the amounts can reasonably be determined.

     For all other divisions, sales and related cost of sales are recognized on the date of shipment or, if required, upon acceptance by the customer.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and short-term investments with maturities of less than ninety days.

  Fair Values of Financial Instruments

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

  Long-Lived Assets

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

 1. Summary of Significant Accounting Policies (continued)
(SFAS No. 121), in March 1995. In accordance with SFAS No. 121, long-lived assets and certain intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 in fiscal 1997 and has determined that there is no material effect on the Company's financial statements upon adoption.

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

     During fiscal 1995, 1996 and 1997, software development costs were amortized to cost of sales totaling $42,000, $212,000 and $473,000 respectively. The net unamortized balances of $1,105,000 and $1,843,000 are classified in other assets at March 31, 1996 and 1997, respectively.

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

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

 1. Summary of Significant Accounting Policies (continued)
  Earnings (Loss) Per Share

     Earnings (loss) per share were computed using the weighted average number of Class A and Class B common shares outstanding during the periods. Dilutive employee stock options (Note 8) were considered in earnings per share computations for 1996 and 1997. The weighted average number of common shares and common equivalent shares used in the calculation of earnings per share was approximately 5,872,000, 6,179,000 and 6,627,000 in 1995, 1996 and 1997,
respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended March 31, 1996 and March 31, 1997 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

  Stock Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees(APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     To calculate the pro forma information required by Statement 123, the Company uses the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Advertising Expenses

     The Company expenses advertising costs as incurred. Advertising expense totaled $630,000, $578,000 and $1,020,000 in the years ended March 31, 1995,
1996 and 1997, respectively.

  Reclassifications

     Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

2. SALE OF STOCK OF ATL PRODUCTS, INC.

     On March 13, 1997, ATL Products, Inc. (ATL), a subsidiary of the Company, completed an initial public offering of 1,650,000 shares of its common stock, at an offering price of $11 per share (the Offering).

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

2. SALE OF STOCK OF ATL PRODUCTS, INC. (CONTINUED)
Following the Offering, the Company's beneficial ownership interest in ATL totals 82.9%. The Company has announced its intention to pursue a tax-free spinoff of its remaining interest in ATL to the Company's stockholders by December 31, 1997, subject to approval by the Company's Board of Directors and to obtaining a letter ruling from the Internal Revenue Service concerning the tax-free nature of the spinoff.

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

                                                                       MARCH 31
                                                                 ---------------------
                                                                   1996         1997
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Costs incurred on uncompleted contracts................  $ 12,622     $ 17,483
        Estimated earnings.....................................       721        1,848
                                                                 --------     --------
                                                                   13,343       19,331
        Less billings to date..................................    15,329       20,099
                                                                 --------     --------
                                                                 $ (1,986)    $   (768)
        Included in accompanying balance sheets:
          Costs and estimated earnings in excess of billings on
             uncompleted contracts.............................  $  3,428     $  1,922
          Billings in excess of costs and estimated earnings on
             uncompleted contracts.............................    (5,414)      (2,690)
                                                                 --------     --------
                                                                 $ (1,986)    $   (768)
                                                                 ========     ========

     Costs and estimated earnings in excess of billings at March 31, 1996 and 1997 include $557,000 and $279,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 1997 are expected to be billed and collected during the year ending March 31, 1998.

4. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                        MARCH 31
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Note payable, collateralized by deed of trust on land and
          buildings with a net book value of approximately
          $15,000,000, payable in monthly installments through
          the year 2004, including interest at 9.36%.............  $11,040     $10,171
        Secured revolving credit agreement under which the
          Company may borrow up to $17,000,000 with interest at
          the prime rate (8.5% as of March 31, 1997). The
          agreement expires on August 31, 1998...................   10,700       2,100
        Notes payable, collateralized by equipment, payable in
          monthly installments through March 1999, including
          interest at 6.95% to 9.0%..............................    2,070       1,310
                                                                   -------     -------
                                                                    23,810      13,581
        Less current portion.....................................    1,791       1,721
                                                                   -------     -------
                                                                   $22,019     $11,860
                                                                   =======     =======

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

4. LONG-TERM DEBT (CONTINUED)
     The revolving credit agreement is collateralized by substantially all of the Company's assets, excluding the Company's property and plant and ATL's assets. Under the terms of the agreement, the Company is required to comply with certain covenants, maintain certain debt to net worth ratios, current ratios and minimum net worth requirements.

     Included within the borrowing limits of the agreement, the Company has available approximately $14,900,000 in letters of credit and approximately $300,000 has been reserved for standby letters of credit at March 31, 1997.

     In March 1997, ATL entered into a separate $5.0 million line of credit with Imperial Bank which provides for borrowings generally at the lessor of the bank's prime rate (8.5% at March 31, 1997) or the bank's LIBOR rate plus 2.25%. No amounts were outstanding under this line of credit as of March 31, 1997. ATL's borrowings under the line of credit are secured by substantially all of ATL's assets.

     The annual maturities of long-term debt for the five years ending March 31, 2002 and thereafter are as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------
                1998...........................................     $  1,721
                1999...........................................        3,643
                2000...........................................        1,146
                2001...........................................        1,261
                2002...........................................        1,383
                Thereafter.....................................        4,427
                                                                     -------
                                                                    $ 13,581
                                                                     =======

5. NONRECURRING CHARGES

     In December 1994, the Company recorded a nonrecurring charge of $4,393,000 related to downsizing and restructuring in response to a deterioration in the Company's contractual relationship with E-Systems, Inc., a major customer of ATL Products, Inc. (see Note 9). The charge consisted of a $3,716,000 write-down of inventories and accounts receivable to net realizable value and $677,000 of severance costs and other charges associated with the E-Systems dispute. The Company's restructuring plan also called for the implementation of an early retirement incentive program effective for the period January 1, 1995 through March 31, 1995 which resulted in a nonrecurring charge of $416,000 during the fourth quarter of fiscal 1995. Approximately 100 associates, primarily in operations, manufacturing, general management and administrative functions, received severance pay based on the number of years of service plus early retirees received HMO coverage for one year. All amounts accrued under the early retirement incentive program were paid by March 31, 1996.

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

6. INCOME TAXES

     The reconciliation of the income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:

                                                               YEAR ENDED MARCH 31
                                                          -----------------------------
                                                           1995        1996       1997
                                                          -------     ------     ------
                                                                 (IN THOUSANDS)
        Income tax (benefit) at statutory rates.........  $(2,442)    $1,385     $2,091
        State income taxes, net of federal tax
          benefit.......................................       27        310        318
        Decrease of valuation allowance associated with
          federal deferred tax assets...................       --       (326)       (99)
        Foreign losses recorded without benefit.........       --         80         --
        Other...........................................      115         55        109
                                                          -------     ------     ------
                                                          $(2,300)    $1,504     $2,419
                                                          =======     ======     ======

     United States and foreign income (loss) before income taxes are as follows:

                                                               YEAR ENDED MARCH 31
                                                          -----------------------------
                                                           1995        1996       1997
                                                          -------     ------     ------
                                                                 (IN THOUSANDS)
        Pretax income (loss):
          Domestic......................................  $(7,384)    $2,194     $5,930
          Foreign.......................................      406      1,763        219
                                                          -------     ------     ------
                                                          $(6,978)    $3,957     $6,149
                                                          =======     ======     ======

     Significant components of the provision (benefit) for income taxes are as follows:

                                                               YEAR ENDED MARCH 31
                                                          -----------------------------
                                                           1995        1996       1997
                                                          -------     ------     ------
                                                                 (IN THOUSANDS)
        Current:
          Federal.......................................  $  (139)    $  293     $1,662
          State.........................................       40        476        209
          Tax benefit from stock option exercises.......      (24)       (31)      (801)
          Foreign.......................................      136        659         45
                                                          -------     ------     ------
                                                               13      1,397      1,115
        Deferred:
          Federal.......................................   (2,337)       194        551
          State.........................................       --       (118)       (48)
                                                          -------     ------     ------
        Total deferred..................................   (2,337)        76        503
        Charge in lieu:
          Credit to additional paid-in capital
             attributable to stock option exercises.....       24         31        801
                                                          -------     ------     ------
                                                          $(2,300)    $1,504     $2,419
                                                          =======     ======     ======

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

6. INCOME TAXES (CONTINUED)
     The components of deferred tax assets and liabilities are as follows:

                                                                    1996        1997
                                                                   -------     -------
                                                                     (In thousands)
        Deferred tax assets:
          Inventory reserves.....................................  $ 1,915     $ 1,521
          Deferred compensation and other payroll accruals.......    1,904       2,095
          General business tax credit carryforwards..............    1,035         322
          Alternative minimum tax credit carryforwards...........      883         883
          Bad debt reserve.......................................      397         286
          Other reserves.........................................       --         831
          Other, net.............................................      377         123
                                                                   -------     -------
        Total deferred tax assets................................    6,511       6,061
        Valuation allowance for deferred tax assets..............   (1,450)     (1,351)
                                                                   -------     -------
        Net deferred tax assets..................................    5,061       4,710
                                                                   -------     -------
        Deferred tax liabilities:
          Tax over book depreciation.............................    2,557       2,696
          Capitalized interest and taxes.........................      485         468
          Other, net.............................................       --          30
                                                                   -------     -------
        Total deferred tax liabilities...........................    3,042       3,194
                                                                   -------     -------
        Net deferred tax assets..................................  $ 2,019     $ 1,516
                                                                   =======     =======

     At March 31, 1997, the Company had approximately $322,000 in general business credit carryforwards, and $883,000 of alternative minimum tax credit carryforwards for federal income tax purposes. For financial reporting purposes, of the $1,351,000 valuation allowance $1,205,000 has been recorded to offset the deferred tax asset related to these credits. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense. These credit carryforwards expire at various dates beginning in 2005.

 7. ASSOCIATE INCENTIVE PROGRAMS

     Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 1995, 1996 or 1997.

     In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $376,000, $580,000 and $525,000 in 1995, 1996 and 1997, respectively.

     Effective April 1, 1987, the Company established a noncontributory Associate Stock Ownership Plan (ASOP) for all associates with more than six months of eligible service. The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of Company stock. No contributions were made in 1995. The Company contributions to the ASOP were

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

 7. ASSOCIATE INCENTIVE PROGRAMS (CONTINUED) approximately $430,000 and $513,000 in 1996 and 1997, respectively. Shares distributed through the ASOP Plan were included in total outstanding shares used in the earnings per share calculation.

 8. STOCK OPTION AND DEFERRED COMPENSATION PLANS

     The Company has adopted an Associate Stock Option Plan which provides that options for shares of the Company's unissued Class A common stock may be granted to directors and associates of the Company. Options granted enable the option holder to purchase one share of Class A common stock at prices which are equal to or greater than the fair market value of the shares at the date of grant. Options for shares have been granted at prices ranging from $4.25 to $9.90 for one share of Class A common stock. Options expire ten years after date of grant or 90 days after termination of employment and vest ratably at 33% or 25% on each of the first three or four anniversaries of the grant date, respectively, depending on the date of grant. Options for shares of both the Company's unissued Class A and Class B common stock had been granted to directors and associates of the Company and such options expired in 1994.

                                                                   YEAR ENDED MARCH 31
                                             ---------------------------------------------------------------
                                                    1995                  1996                  1997
                                             -------------------   -------------------   -------------------
                                                       WEIGHTED              WEIGHTED              WEIGHTED
                                                        AVERAGE               AVERAGE               AVERAGE
                                                       EXERCISE              EXERCISE              EXERCISE
                                             OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                             -------   ---------   -------   ---------   -------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Options outstanding at beginning of year...    655        6.72        627       6.85        691       5.32
  Granted..................................     27        7.12        381       4.72        183       9.17
  Exercised................................    (40)       4.34        (70)      4.76       (217)      5.41
  Canceled.................................    (15)       6.43       (247)      8.43        (17)      4.43
                                               ---        ----        ---       ----        ---       ----
  Options outstanding at end of year.......    627        6.85        691       5.32        640       6.41
                                               ===        ====        ===       ====        ===       ====
Exercisable at end of year.................    357                    288                   308
                                               ===                    ===                   ===
Available for grant at end of year.........    437                    520                   164
                                               ===                    ===                   ===
Option price range for exercised shares:...       $4.38 to $6.13       $4.25 to $6.625        $4.25 to $9.00

     Exercise prices for options outstanding as of March 31, 1997 ranged from $4.00 to $9.90. The weighted-average remaining contractual life and exercise price of those options is 7.63 years and $5.53, respectively.

     In calculating pro forma information regarding net income and earnings per share, as required by Statement 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's Class A common stock: risk-free interest rate of 6.5%; a dividend yield of 0%; volatility of the expected market price of the Company's common stock of .40; and a weighted-average expected life of the option of 7 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended March 31, 1996 and 1997 follows:

                                                                 1996           1997
                                                              ----------     ----------
        Pro forma net income................................  $2,252,000     $3,341,000
        Pro forma net income per share......................  $      .36     $      .50

     During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

 8. STOCK OPTION AND DEFERRED COMPENSATION PLANS (CONTINUED) rate of return. Compensation charged to operations and deferred under the plan totaled $364,000, $302,000 and $410,000 for 1995, 1996 and 1997, respectively.

 9. COMMITMENTS AND CONTINGENCIES

     In November 1994 and February 1995, the Company and E-Systems, Inc. (E-Systems), respectively filed legal actions related to E-Systems' cancellation of purchase orders for ATL Products' DataLibrary and DataTower products. In May 1996, the parties entered into a settlement agreement under which, among other things, E-Systems agreed to pay the Company $6,160,000, all claims asserted by the parties were released and the litigation dismissed. In addition, the parties agreed to an equitable disposition of disputed inventory and entered into a five year service agreement for Odetics to service units that had been sold to E-Systems at agreed upon prices. The Company has not recorded any material gain or loss based on the terms of the settlement agreement.

     ATL has leased and began to relocate to a new facility in Irvine, California during the first calendar quarter of 1997. The annual commitment under this noncancelable operation lease at March 31, 1997 is as follows (in thousands):

                                     FISCAL YEAR
                -----------------------------------------------------
                1998.................................................  $ 800
                1999.................................................    844
                2000.................................................    889
                2001.................................................    933
                2002.................................................    977
                Thereafter...........................................  1,723

10. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in one industry segment whereby it focuses on information automation through its design, development, manufacturing and marketing of subsystems and other products for specialized information automation applications. The Company's principal products include magnetic tape cartridge and cassette handling subsystems for automated tape library systems used in computer mass data storage applications; large library cart machines used in broadcast and cable television station operations; time-lapse VCRs and related products used in commercial and industrial closed circuit television security and surveillance applications; and space-qualified digital data recorders used in manned and unmanned space vehicles.

     The Company manufactures and sells its products to commercial customers in diversified industries as well as to prime government contractors under long-term contracts. The percentage of the Company's total net sales and contract revenues contributed by direct and indirect sales to the United States and foreign governments were approximately 19%, 10% and 11% during 1995, 1996 and 1997, respectively.

     The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. At March 31, 1996 and 1997, accounts receivable from governmental agencies and prime government contractors were approximately $970,000 and $1,034,000, respectively.

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

10. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION (CONTINUED)
     Information concerning the Company's operations by geographic segment is as follows:

                                                            YEAR ENDED MARCH 31,
                                                     ----------------------------------
                                                       1995         1996         1997
                                                     --------     --------     --------
        Sales to unaffiliated customers:
          United States(a).........................  $ 77,955     $ 87,007     $123,428
          Europe -- Odetics Europe, Ltd. ..........     5,627       14,553       13,874
          Asia Pacific -- Odetics Asia Pacific Pte
             Ltd. .................................     4,163        3,067        3,506
                                                     --------     --------     --------
                                                     $ 87,745     $104,627     $140,808
                                                     ========     ========     ========
        Sales between geographic areas (based on
          invoiced prices):
          United States............................  $ 10,452     $  9,563     $  4,418
          Europe...................................        --           --           --
          Asia Pacific.............................        --           --           --
          Intercompany eliminations................   (10,452)      (9,563)      (4,418)
                                                     --------     --------     --------
                                                     $     --     $     --     $     --
                                                     ========     ========     ========
        Income (loss) before taxes:
          United States............................  $ (7,019)    $  2,744     $  5,930
          Europe...................................        29        1,998         (215)
          Asia Pacific.............................       377         (235)         434
          Intercompany eliminations................      (365)        (550)          --
                                                     --------     --------     --------
                                                     $ (6,978)    $  3,957     $  6,149
                                                     ========     ========     ========
        Assets:
          United States............................  $ 76,620     $ 78,543     $110,170
          Europe...................................     3,367        5,002        5,092
          Asia Pacific.............................     1,934          740        1,976
          Intercompany eliminations................    (9,563)      (5,474)     (16,300)
                                                     --------     --------     --------
                                                     $ 72,358     $ 78,811     $100,938
                                                     ========     ========     ========

---------------

(a) Export sales from the United States to all unaffiliated foreign customers (which excludes sales to and by Odetics Europe, Ltd. and Odetics Asia Pacific Pte Ltd.) were approximately $10,000,000, $13,000,000 and $24,000,000 during 1995, 1996 and 1997, respectively. These sales were principally made to customers in Europe and the Pacific Rim.

                          ODETICS, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                             YEAR ENDED MARCH 31,
                                                        -------------------------------
                                                         1995        1996        1997
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Net cash used in changes in operating assets
          and liabilities, net of litigation
          settlement:
          Increase in accounts receivable.............  $  (435)    $(7,129)    $(6,649)
          (Increase) decrease in net costs and
             estimated earnings in excess of
             billings.................................    2,064       1,167      (1,217)
          (Increase) decrease in inventories..........   (3,102)      2,747      (6,909)
          Increase in prepaids and other assets.......   (1,109)       (556)     (1,996)
          Increase (decrease) in accounts payable and
             accrued expenses.........................      (24)      5,166      10,706
                                                        -------     -------     -------
        Net cash used in changes in operating assets
          and liabilities.............................  $(2,606)    $ 1,395     $(6,065)
                                                        =======     =======     =======
        Cash paid during the year:
          Interest....................................  $ 2,006     $ 2,415     $ 1,888
          Income taxes paid (refunded)................      292        (133)        975
        Noncash transactions during the year:
          Issuances of common stock to satisfy
             associate incentive program obligation...      140         143         615
          Equity of subsidiary allocable to minority
             interest.................................  $    --     $    --     $ 1,462

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 ODETICS, INC.

                                   COLUMN B
                                 ------------                    COLUMN C                      COLUMN D           COLUMN E
           COLUMN A               BALANCE AT    ------------------------------------------  --------------     --------------
-------------------------------  BEGINNING OF   CHARGED TO COSTS   CHARGED TO ACCOUNTS --   DEDUCTIONS --      BALANCE AT END
          DESCRIPTION               PERIOD        AND EXPENSES            DESCRIBE             DESCRIBE          OF PERIOD
-------------------------------  ------------   -----------------  -----------------------  --------------     --------------
Year ended March 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................   $   337,000      $   827,000              $  --            $   (210,000)(1)    $  954,000
     Reserve for inventory
       obsolescence............       861,000        5,381,000              $  --                (161,000)        6,081,000
                                   ----------       ----------                ---            ------------        ----------
          Total................   $ 1,198,000      $ 6,208,000              $  --            $   (371,000)       $7,035,000
                                   ==========       ==========                ===            ============        ==========
Year ended March 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................   $   954,000      $   170,000              $  --            $   (136,000)(1)    $  988,000
     Reserve for inventory
       obsolescence............     6,081,000          462,000                 --                      --         6,543,000
                                   ----------       ----------                ---            ------------        ----------
          Total................   $ 7,035,000      $   632,000              $  --            $   (136,000)       $7,531,000
                                   ==========       ==========                ===            ============        ==========
Year ended March 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................   $   988,000      $   277,000              $  --            $   (596,000)(2)    $  669,000
     Reserve for inventory
       obsolescence............     6,543,000        2,076,000                 --              (2,546,000)(2)     6,073,000
                                   ----------       ----------                ---            ------------        ----------
          Total................   $ 7,531,000        2,353,000              $  --            $ (3,142,000)       $6,742,000
                                   ==========       ==========                ===            ============        ==========

---------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Consists of additional write-offs in connection with settlement of litigation with E-Systems, Inc. See Note 9 of Notes to Consolidated Financial Statements.

                               INDEX TO EXHIBITS

    EXHIBIT                                                                         SEQUENTIAL
      NO.                                   DESCRIPTION                              PAGE NO.
    -------     --------------------------------------------------------------------------------
     3.1        Certificate of Incorporation of the Company filed as Exhibit 19.2 to the September 30, 1987 Form 10-Q and incorporated herein by reference..........................................................
     3.2        Bylaws of the Company, as amended, filed as Exhibit 4.2 to Form S-1 filed July 6, 1993 and incorporated herein by reference............
     4.1        Specimen of Class A Common Stock and Class B Common Stock
                certificates filed as Exhibit 4.3 to Amendment No. 1 filed
                September 30, 1993 to Form S-1 filed July 6, 1993 and incorporated herein by reference................................................
    10.1        1981 Incentive Stock Option Plan and form of Stock Option
                Agreement, filed as Exhibit 4.1 to the Company's Form S-8 filed
                June 27, 1985 (No. 2-98656) (the "1985 Form S-8") and incorporated herein by reference................................................
    10.2        1982 Nonstatutory Stock Option and Stock Appreciation Rights Plan
                and forms of Nonstatutory Stock Option and Stock Appreciation
                Rights Agreement, filed as Exhibit 4.2 to the 1985 Form S-8 and incorporated herein by reference...................................
    10.3        1992 Incentive Stock Option Plan and forms of Incentive Stock
                Option Agreement and Nonstatutory Stock Option Agreement filed as
                Exhibit 4.1, 4.2 and 4.3, respectively, to the Company's Form S-8 filed March 10, 1993 (Reg. No. 33-59274) and incorporated herein by reference..........................................................
    10.4        Profit Sharing Plan and Trust, filed as Exhibit 4.3 to Amendment
                No. 2 to the 1985 Form S-8 filed May 5, 1988 (Reg. No. 2-98656) and incorporated herein by reference...................................
    10.5        Form of Executive Deferral Plan between the Company and certain employees of the Company, filed as Exhibit 10.4 to the 1988 Form
                10-K and incorporated herein by reference..........................
    10.6        Second Amended and Restated Loan Agreement between Bank of the West and the Company entered into as of September 30, 1992, filed as
                Exhibit 10.6 to Form S-1 filed July 6, 1993 and incorporated herein by reference.......................................................
    10.7        Loan and Security Agreement between ATL Products, Inc. and Bank of the West entered into as of February 26, 1993, filed as Exhibit
                10.6 to Form S-1 filed July 6, 1993 and incorporated herein by reference..........................................................
    10.8        Modification Agreement regarding the agreements referenced in
                Exhibits 10.6 and 10.7, as modified by the First Amendments to
                Modification Agreement from Bank of the West dated as of February
                26, 1993 and August 9, 1993 filed as Exhibit 10.6 to Form S-1 filed
                July 6, 1993 and incorporated herein by reference..................
    10.9.1      Form of Indemnity Agreement entered into by the Company, and certain officers and directors, filed as Exhibit 19.4 to the
                September 30, 1988 Form 10-Q and incorporated herein by
                reference..........................................................
    10.9.2      Schedule of officers and directors covered by Indemnity Agreement filed as Exhibit 10.9.2 to Amendment No. 1 filed September 30, 1993 to Form S-1 filed July 6, 1993 and incorporated herein by
                reference..........................................................

    EXHIBIT                                                                         SEQUENTIAL
      NO.                                   DESCRIPTION                              PAGE NO.
    -------     --------------------------------------------------------------------------------
    10.10       Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust, filed as Exhibits 4.3.1 and 4.3.2 respectively, to Amendment No. 3 to the
                1983 Form S-8 (Reg. No. 2-86220) filed June 13, 1990 and
                incorporated herein by reference...................................
    10.11       Lease between the Company and Roths Properties entered into as of
                November 1, 1990 filed as Exhibit 10.11 to Form S-1 filed July 6,
                1993 and incorporated herein by reference..........................
    10.12       Promissory Note in the original principal amount of $15,000,000 payable to The Northwestern Mutual Life Insurance Company ("NMLI")
                dated October 31, 1989 and related Deed of Trust, Security
                Agreement and Financing Statement between Odetics, Inc. and NMLI dated October 31, 1989 filed as Exhibit 10.12 to Form S-1 filed
                July 6, 1993 and incorporated herein by reference..................
    10.13       Separation and Distribution Agreement between the Company and ATL dated March 1, 1997................................................
    10.14       Tax Allocation Agreement between the Company and ATL dated March 1,
                1997...............................................................
    10.15       Services Agreement between the Company and ATL dated March 21,
                1997...............................................................
    10.16       Promissory Note between the Company and ATL dated April 1, 1997....
    10.17       Amendment Number Six to Loan and Security Agreement dated March 31,
                1997 between the Company, Gyyr, Imperial Bank and Comerica Bank-
                California.........................................................
    10.18       Note, Security Agreement and Letter Agreement between ATL and
                Imperial Bank dated March 15, 1997.
    21          Subsidiaries of the Company........................................
    23.1        Consent of Ernst & Young LLP.......................................
    27          Financial Data Schedule............................................