Form 10-Q
period 1997-06-30
ODETICS INC
filed 1997-08-14
CIK 350868

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1997
                              -------------------------------------------------
                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number                     0-10605
                      ---------------------------------------------------------

                                 ODETICS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     95-2588496
---------------------------               -----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
    or organization)


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

-------------------------------------------------------------------------------
 (Former name, former addressed and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES  X            NO
         -----            -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

      Number of shares of Common Stock outstanding as of August 12, 1997

                  Class A Common Stock  -   5,335,223 shares.
                  Class B Common Stock  -   1,064,241 shares.

                                     INDEX
                                     -----



PART I     FINANCIAL INFORMATION                               Page
--------------------------------                               ----

ITEM 1. CONSOLIDATED STATEMENTS OF INCOME FOR                   3
          THE THREE MONTH ENDED JUNE 30, 1996
          AND 1997 (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997         4
          AND JUNE 30, 1997 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR             6
          THE THREE MONTHS ENDED JUNE 30, 1996 AND
          1997 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                    9
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

 Part II OTHER INFORMATION
-------------------------------------

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      19

 SIGNATURES                                                     20

                         ITEM 1 FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                    ------------------
                                                      1996     1997
                                                    -------- ---------
Net sales and contract revenues:
 Net sales                                          $28,304  $38,507
 Contract revenues                                    2,499    1,532
                                                    -------  -------
                                                     30,803   40,039

Costs and expenses:
 Cost of sales                                       18,206   24,401
 Cost of contract revenues                            1,272      897
 Selling, general and administrative expenses         6,893    9,310
 Research and development expenses                    2,288    3,785
 Interest expense                                       493      280
 Minority interest in earnings of subsidiary              0      203
                                                    -------  -------
                                                     29,152   38,876
                                                    -------  -------

Income before income taxes                            1,651    1,163

Income taxes                                            644      546
                                                    -------  -------

Net Income                                          $ 1,007  $   617
                                                    =======  =======


Weighted average number of shares outstanding         6,477    6,686
                                                    =======  =======


Net income per share of common stock                $  0.16  $  0.09
                                                    =======  =======

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                   March 31,        June 30,
                                                     1997             1997
ASSETS                                                            (unaudited)
                                                   ---------      -----------
Current Assets
  Cash                                             $ 11,359        $  2,986
  Trade accounts receivable, net                     29,424          28,529
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                  1,922           1,770

  Inventories:
    Finished goods                                    3,435           3,601
    Work in process                                   3,987           3,520
    Materials and supplies                           20,855          20,467
                                                   --------        --------
    Total inventories                                28,277          27,588

  Prepaid expenses                                    1,333           3,372
  Deferred income taxes                               2,056           2,057
                                                   --------        --------
Total Current Assets                                 74,371          66,302

Property, plant and equipment
  Land                                                2,090           2,090
  Buildings and improvements                         18,238          17,798
  Equipment, furniture and fixtures                  29,169          31,012
                                                   --------        --------
                                                     49,497          50,900

  Less accumulated depreciation                     (25,668)        (26,391)
                                                   --------        --------
  Net property, plant and equipment                  23,829          24,509

Other Assets                                          2,738           2,998
                                                   --------        --------
Total Assets                                       $100,938        $ 93,809
                                                   ========        ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                (in thousands)


                                               March 31,        June 30,
                                                 1997             1997
LIABILITIES AND STOCKHOLDERS' EQUITY                           (unaudited)
                                               ---------       -----------
Current Liabilities
  Trade accounts payable                       $  18,478       $    11,985
  Accrued expenses                                 4,179             4,708
  Accrued payroll and related                      6,851             5,079
  Income taxes payable                             1,276               554
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              2,690             2,132
  Current portion of long-term debt                1,721             1,593
                                               ---------       -----------
Total current liabilities                         35,195            26,051



Long-term debt - Less current portion             11,860            13,047


Deferred income taxes                                540               513

Minority interest                                  1,515             1,718

Stockholders' equity
  Preferred stock, authorized 2,000,000 shares;
    none issued                                        -                 -
  Common stock, authorized 10,000,000
    shares of class A and 2,600,000 shares
    of class B; 5,319,173 shares of
    class A and 1,064,241 shares of
    class B issued and outstanding at
    June 30, 1997 - $.10 par value                   638               638
  Paid-in capital                                 38,927            38,937
  Foreign currency translation                        52                77
  Retained earnings                               12,211            12,828
                                               ---------       -----------
Total stockholders' equity                        51,828            52,480
                                               ---------       -----------
Total liabilities and stockholders' equity     $ 100,938       $    93,809
                                               =========       ===========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                           1996      1997
                                                         --------  --------
Operating activities
 Net income                                              $  1,007  $    617
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                              853       883
   Minority interest in earnings of subsidiary                  0       203
   Provision for losses on accounts receivable                 41       193
   Provision (Benefit) for deferred income taxes             (238)     (749)
   Net proceeds from settlement of litigation               5,860         0
   Gain on sale of assets                                    (200)        0
   Changes in operating assets and liabilities;
    (Increase) Decrease in accounts receivable                752       702
    (Increase) Decrease in net costs and estimated
      earnings in excess of billings                         (898)     (406)
    (Increase) Decrease in inventories                     (2,563)      689
    (Increase) Decrease in prepaids and other assets         (635)   (2,461)
    Increase (Decrease) in accounts payable and
      accrued expenses                                       (242)   (7,711)
                                                         --------  --------
Net cash provided by (used in) operating activities         3,737    (8,040)


Investing activities
 Purchases of property, plant, and equipment                 (884)   (1,403)
 Proceeds from sale of equipment                                0         0
                                                         --------  --------
Net cash used in investing activities                        (884)   (1,403)


Financing activities
 Proceeds from revolving line of credit and
  long-term borrowings                                     12,100    11,600
 Principal payments on line of credit, long-term
  debt and capital lease obligations                      (16,691)  (10,541)
  Net proceeds from issuance of ATL Products,
   Inc. common stock                                            0         0
 Proceeds from issuance of common stock                     1,108        11
                                                         --------  --------
Net cash provided by (used in) financing activities        (3,483)    1,070
                                                         --------  --------

Increase (decrease) in cash                                  (630)   (8,373)

  Cash at beginning of year                                 1,142    11,359
                                                         --------  --------
Cash at June 30                                          $    512  $  2,986
                                                         ========  ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 Note 1 -  In the opinion of management, the accompanying unaudited consolidated
 ------
           financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and the consolidated results of operations and cash flows for the three-month periods ended June 30, 1996 and 1997. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three-month period ended June 30, 1997 are not necessarily indicative of those to be expected for the entire year.

 Note 2 -  Income tax expense for the three-month periods ended June 30, 1996
 ------
           and 1997 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

Note 3 -   Long-term Debt

                                             (in thousands)
                                      March 31,         June 30,
                                        1997             1997
                                      ---------        ---------
           Line of credit              $ 2,100          $ 3,700
           Mortgage note                10,171            9,940
           Contracts payable             1,310            1,000
                                       -------          -------
                                        13,581           14,640
           Less current portion          1,721            1,593
                                       -------          -------
                                       $11,860          $13,047
                                       =======          =======


 Note 4 -  On March 13, 1997, ATL Products, Inc. ("ATL"), a subsidiary of the
 ------
           Company, completed an initial public offering of 1,650,000 shares of its common stock, at an offering price of $11 per share (the "Offering"). Following the Offering , the Company's beneficial ownership interest in ATL totals was reduced to 82.9%. The Company has announced its intention to pursue a tax-free spinoff of its remaining interest in ATL to the Company's stockholders by December 31, 1997, subject to certain conditions including the approval by the Company's Board of Directors and receipt of a letter ruling from the Internal Revenue Service concerning the tax-free nature of the spinoff.

                                 ODETICS, INC.


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

In conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of Odetics, Inc. (the "Company"). When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or unanticipated events.


Results of Operations

 Net sales and contract revenues consist of sales of products and services to commercial customers ("net sales") and revenues derived from contracts with the agencies of the United States Government or its prime contractors and long-term contracts with foreign entities related to space recorders for geographical information systems ("contract revenues"). Net sales and contract revenues for the Company in the first quarter of fiscal year 1998 increased approximately $9.2 million to $40.0 million or 30.0% compared to the first quarter of the prior fiscal year. The components of this overall increase consisted of an increase in net sales of approximately $10.2 million, or 36.0%, which was partially offset by a decrease in contract revenues of approximately $1.0 million, or 38.7%. The Company's net sales and contract revenues of $40.0 million for the first quarter of 1998 included $18.6 million from ATL as compared to the comparable period in the prior fiscal year of $30.8 million which included $12.8 million from ATL.

 The 36.0% growth in commercial net sales was due to sales growth in all divisions involved in commercial product sales. This increase was primarily due to an increase in ATL's net sales which reflected continued growth in its DLT based products including its new 7100 Series tape libraries that began shipping in the prior fiscal quarter. The Company also experienced growth in sales of its telecommunications products in the first quarter of fiscal 1998 compared to the first quarter of the prior year, largely due to increased unit sales of its synchronization products for cellular telephone systems and sales of its LIMO family of products for telecommunication interfaces. The Company's wholly-owned subsidiary, Gyyr, INC. experienced a 21.3% increase and the Broadcast Division recorded a 6.0% increase in net sales for the first quarter of fiscal 1998 when compared to the first quarter of the prior fiscal year.

 The Company's decline in contract revenues in the first quarter of fiscal 1998 was primarily due to changes in government spending patterns and a transition by the Company from certain government markets to commercial activities.

 Total gross profit for the first quarter of fiscal 1998 when compared to same period in the prior fiscal year held constant at 36.8%.

 Selling, general, and administrative expenses increased 35.1% to $9.3 million (or 23.3% of total net sales and contract revenues) in the first quarter of fiscal 1998 as compared to $6.9 million (or 22.4% of total net sales and contract revenues).The dollar increase in the first quarter of fiscal 1998 principally reflects the Company's efforts to expand its sales and marketing capabilities through infrastructure growth which included higher sales commissions associated with increased sales, as well as increased expenditures for advertising, promotion and labor costs associated with the Company's increased commercial sales and marketing activities.

 Research and development (R&D) expenses increased 65.4% to $3.8 million (or 9.4% of total net sales and contract revenues) in the first quarter of fiscal 1998 as compared to $2.3 million ( or 7.4% of total net sales and contract revenues) in the comparable period of the prior year. The increase in R&D expense primarily reflects additional engineering and labor costs, consulting fees, prototype materials costs and other costs associated with the development, testing and preproduction costs associated with ATL's Prism products. The increase in research and development expenses in the first quarter of fiscal 1998 also reflects additional expenditures related to new product development in Gyyr, INC. and Communications divisions. The Company expects expenditures for research and development generally to increase over time and to be higher during periods of new product development when significant expenditures are incurred in preproduction activities and increased testing. The expenditures may, therefore, continue to fluctuate as a percentage of total net sales and contract revenues from period to period.

 On March 13, 1997, the Company completed an initial public offering of 1,650,000 shares of Class A Common Stock of ATL, which reduced the Company's beneficial ownership of ATL to 82.9%. The $203,000 minority interest represents the ATL stockholders' portion of ATL's net income for the first quarter of fiscal 1998. The Company has announced that it intends to distribute to its stockholders, prior to December 31, 1997, all of its Class A Common Stock of ATL, subject to certain conditions (including the receipt of a favorable letter ruling from the Internal Revenue Service concerning the tax-free nature of the distribution).

 Interest expense declined approximately 43.2% to $280,000 in the first quarter of fiscal year 1998 as compared to the same period in the prior year. The decrease in interest expense was primarily due to overall lower average borrowings.

 The Company's income before income taxes and minority interest of $1,366,000 for the quarter ended June 30, 1997 includes $1,983,000 of income before income taxes reported by ATL. In the previous year's first fiscal quarter ended June 30, 1996, the Company's income before income taxes of $1,651,000 included $1,552,000 of income before income taxes reported by ATL. Net of amounts reported by ATL, the Company's losses before income taxes and minority interest were $617,000 in the quarter ended June 30, 1997 compared to income before income taxes of $99,000 in the quarter ended June 30, 1997. The reduction in the Company's income before income taxes, exclusive of amounts reported by ATL, reflects the impact of increases in spending levels for both research and development, and sales and marketing in the quarter ended June 30, 1997 compared to June 30, 1996.

 The effective income tax rate for the first quarter of 1998 was 40% compared to a 39% tax rate for the same period of the prior year. The increase in the effective tax rate projected for fiscal 1998 is due to a reduction in the effect of general business tax credits on total income tax expense. The Company entered into a Tax Allocation Agreement with ATL effective April 1, 1996, pursuant to which ATL will make a payment to the Company, or the Company will make a payment to ATL, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on its consolidated federal income tax returns and consolidated or combined state tax returns. In addition, the Tax Allocation Agreement provides that members of the Company's consolidated group generating tax losses after April 1, 1996, will be paid by other members of the group which utilize such tax losses to reduce such other members' tax liability.

Liquidity and Capital Resources


 For the first quarter of fiscal 1998, the Company used $8.0 million of cash flow in operating activities which was primarily due to a decrease in accounts payable and accrued expenses. Payments of accounts payable primarily funded inventory increases that occurred late in the last quarter of the prior fiscal year in support of the continued sales growth, and the timing of large quantity inventory receipts; mainly tape drives for ATL.

 The Company has a $17.0 million bank line of credit with Imperial Bank and Comerica Bank-California which provides for borrowings generally at the lessor of the bank's prime rate (8.5% at June 30, 1997) or the bank's LIBOR rate plus 2.25%. Borrowings are available for general working capital purposes, and at June 30, 1997, approximately $13.0 million was available for borrowing under the line. The Company's borrowings under the line of credit are secured by substantially all of the Company's assets, other than the assets of ATL. At June 30, 1997, $3.7 million was outstanding under this line of credit.

 In March 1997, ATL entered into a separate $5.0 million line of credit with Imperial Bank which provides for borrowings generally at the lessor of the bank's prime rate (8.5% at June 30, 1997) or the bank's LIBOR rate plus 2.25%. No amounts were outstanding under this line of credit as of June 30, 1997. ATL's borrowings under the line of credit are secured by substantially all of ATL's assets.

 In April 1997, ATL entered into a promissory note payable to the Company in the original principal amount of $13.0 million representing the aggregate balance of ATL's interest bearing advances from the Company. This note bears interest at a rate equal to the Company's cost of borrowing (8.5% at June 30, 1997). Principal and interest on this note are payable to the Company in sixteen equal quarterly installments at the end of each calendar quarter commencing June 30, 1997.

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

Concentration of Ownership. As of August 12, 1997, the Company's officers and directors beneficially owned a majority of the total combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock. As a result of their stock ownership, management will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in management or change in control of the Company and may adversely affect the voting or other rights of other holders of Common Stock.

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

                                  ODETICS, INC.

                           PART II OTHER INFORMATION


Item 1.  Legal Proceedings

           The Company brought an action against Storage Technology Corporation

           ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek.


 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 Financial Data Schedule


          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed
               for the three-month period ended
               June 30, 1997.

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

 Date August 13, 1997
     ----------------