Form 10-Q
period 1997-09-30
ODETICS INC
filed 1997-11-14
CIK 350868

                                  FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1997
                              -----------------------

                                  OR


[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________________ to  _________________


Commission file number   0-10605
                       -----------

                                 ODETICS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        95-2588496
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1515  SOUTH  MANCHESTER  AVE., ANAHEIM,    CA               92802
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)


                                (714) 774-5000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

   YES [X]            NO [_]


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date


     Number of shares of Common Stock outstanding as of November 12, 1997

                   Class A Common Stock  -   6,202,778 shares.
                   Class B Common Stock  -   1,062,041 shares.

                                     INDEX
                                     -----

 PART I     FINANCIAL INFORMATION                         Page
 --------------------------------                         ----
 ITEM 1.   CONSOLIDATED STATEMENTS OF INCOME FOR            3
           THE THREE MONTHS AND SIX MONTHS ENDED
           SEPTEMBER 30, 1996 AND 1997 (UNAUDITED)

           CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1997   4
           AND SEPTEMBER 30,1997 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR        6
           THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND
           1997 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       7

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS             9
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS


 PART II OTHER INFORMATION
 -------------------------

 ITEM 1.   LEGAL PROCEEDINGS                               17

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                17

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                18


 SIGNATURES                                                19

                         PART 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                  1996            1997            1996           1997
                                                                -------         -------         -------         -------
Net sales and contract revenues:
  Net sales                                                     $16,556         $20,585         $32,083         $40,525
  Contract revenues                                               2,774           1,521           5,273           3,053
                                                                -------         -------         -------         -------
     Total net sales and contract revenues                       19,330          22,106          37,356          43,578

Costs and expenses:
  Cost of sales                                                  11,910          14,337          22,265          27,550
  Cost of contract revenues                                       1,405             784           2,677           1,681
  Selling, general and administrative expense                     4,608           6,428           9,207          12,379
  Research and development expense                                1,909           2,285           3,612           4,309
  Interest expense, net                                              10             112               8             116
                                                                -------         -------         -------         -------
                                                                 19,842          23,946          37,769          46,035
                                                                -------         -------         -------         -------

Loss from continuing operations before taxes                       (512)         (1,840)           (413)         (2,457)

Income taxes benefit                                               (222)           (736)           (199)           (983)
                                                                -------         -------         -------         -------

Net loss from continuing operations                                (290)         (1,104)           (214)         (1,474)

Income  from discontinued operations, net of income taxes         1,378           1,319           2,309           2,306
                                                                -------         -------         -------         -------
Net income                                                      $ 1,088         $   215         $ 2,095         $   832
                                                                =======         =======         =======         =======


Weighted average number of shares outstanding                     6,580           6,810           6,515           6,633


   Earnings (loss) per share:
                           Continuing operations                $ (0.04)        $ (0.16)        $ (0.03)        $ (0.22)
                           Discontinued operations              $  0.21         $  0.19         $  0.35         $  0.35
                                                                -------         -------         -------         -------
                           Earnings per share                   $  0.17         $  0.03         $  0.32         $  0.12
                                                                =======         =======         =======         =======




                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                     March 31,        Sept. 30,
                                                       1997             1997
ASSETS                                                               (unaudited)
                                                     ---------       -----------
Current assets
     Cash                                            $  1,865        $    489
     Trade accounts receivable, net                    17,127          14,028
     Current portion of ATL note receivable             3,249           3,249
     Costs and estimated earnings in excess
      of billings on uncompleted contracts              1,922           2,068

     Inventories:
          Finished goods                                  498             424
          Work in process                               2,968           2,747
          Materials and supplies                       12,184          13,235
                                                     --------        --------
          Total inventories                            15,650          16,406

     Prepaid expenses                                     978           1,179
     Deferred income taxes                              2,056           2,057
                                                     --------        --------
Total current assets                                   42,847          39,476


Property, plant and equipment
     Land                                               2,090           2,090
     Buildings and improvements                        17,642          17,668
     Equipment, furniture and fixtures                 25,202          27,364
                                                     --------        --------
                                                       44,934          47,122

     Less accumulated depreciation                    (23,824)        (24,885)
                                                     --------        --------
     Net property, plant and equipment                 21,110          22,237

     Net assets of discontinued operations              8,865          11,642
     Long term ATL note receivable less current
      portion                                           9,748           8,395
     Other assets                                       2,738           9,209
                                                     --------        --------
Total assets                                         $ 85,308        $ 90,959
                                                     ========        ========

                See notes to consolidated financial statements.


                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                   March 31,        Sept. 30,
                                                     1997             1997
LIABILITIES AND STOCKHOLDERS' EQUITY                               (unaudited)
                                                   --------         -----------
Current liabilities
     Trade accounts payable                        $ 8,802           $ 8,189
     Accrued payroll and related                     5,306             3,749
     Accrued expenses                                1,788             6,992
     Income taxes payable                             (742)           (1,174)
     Billings in excess of costs and estimated
           earnings on uncompleted contracts         2,690             1,662
     Current portion of long-term debt               1,721             1,502
                                                   -------           -------
Total current liabilities                           19,565            20,920



Long-term debt, less current portion                11,860            14,567


Deferred income taxes                                  540               161


Stockholders' equity
    Preferred stock, authorized 2,000,000 shares;
       none issued                                       -                 -
    Common Stock, authorized 10,000,000
       shares of Class A and 2,600,000 shares
       of Class B; 5,892,603 shares of
       Class A and 1,064,241 shares of
       Class B issued and outstanding at
       September 30, 1997 - $.10 par value             638               696
   Paid-in capital                                  40,442            45,158
   Note receivable from employees                        0            (3,655)
   Foreign currency translation                         52                69
   Retained earnings                                12,211            13,043
                                                   -------           -------
Total stockholders' equity                          53,343            55,311
                                                   -------           -------

Total liabilities and stockholders' equity         $85,308           $90,959
                                                   =======           =======



                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Six Months Ended
                                                                September 30,
                                                            -------------------
                                                              1996       1997
                                                            --------   --------
Operating activities
  Net income from continuing operations                     $   (214)  $ (1,474)
  Adjustments to reconcile net income to net cash
    provided by (used) in continuing operating activities:
      Depreciation and amortization                            1,368      1,504
      Provision for inventory reserves                           587        754
      Provision for losses on accounts receivable                  0         66
      Provision (benefit) for deferred income taxes              271       (811)
      Net proceeds from settlement of litigation               5,860          0
      Gain (loss) on sale of assets                             (186)        13
      Foreign currency translation gain                           72         17
      Changes in operating assets and liabilities:            (5,283)    (2,216)
                                                            --------   --------
Net cash provided by (used) in continuing operating
 activities                                                    2,475     (2,147)



Investing activities
  Purchases of property, plant, and equipment, net            (1,120)    (2,364)
  Purchase of net assets of acquired business                      0     (2,249)
  Repayment of long term note receivable                          25      1,357
                                                            --------   --------
Net cash used in investing activities                         (1,095)    (2,361)

Financing activities
  Proceeds from revolving line of credit and
    long-term borrowings                                      25,600     23,700
  Principal payments on line of credit, long-term
    debt and capital lease obligations                       (28,159)   (21,212)
  Proceeds from sale of common stock                           1,795        644
                                                            --------   --------
Net cash provided by financing activities                       (764)     3,132
                                                            --------   --------
Increase (decrease) in cash                                      616     (1,376)

   Cash at beginning of year                                   1,141      1,865
                                                            --------   --------
Cash at September 30                                        $  1,757   $    489
                                                            ========   ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Presentation
------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals except for adjustments to present the Company's, ATL Products, Inc. (ATL) as a discontinued operation (See Note 4) necessary to present fairly the consolidated financial position of Odetics, Inc. (the "Company") as of September 30, 1997 and the consolidated results of operations and cash flows for the three month and six-month periods ended September 30, 1996 and 1997. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month and six-month periods ended September 30, 1997 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997 filed with the Securities and Exchange Commission.


Note 2 - Income Taxes
------

         Income tax expense for the three month and six-month periods ended September 30, 1996 and 1997 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, and reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.



Note 3 - Long-Term Debt
------

                                                     (in thousands)
                                               March 31,    September 30,
                                                 1997           1997
                                               --------     -------------
         Line of credit                        $ 2,100        $ 5,600
         Mortgage note                          10,171          9,707
         Contracts payable                       1,310            767
                                               -------        -------
                                                13,581         16,069

         Less current portion                    1,721          1,502
                                               -------        -------
                                               $11,860        $14,567
                                               =======        =======



Note 4 - On March 13, 1997, ATL Products, Inc. ("ATL"), a subsidiary of the
------
         Company, completed an initial public offering (the "Offering") of 1,650,000 shares of its Class A Common Stock, at an initial public offering price of $11 per share. Following the Offering, the Company's beneficial ownership interest in ATL was reduced to 82.9%. On October 31,1997, the Company completed a tax-free spin-off of its remaining interest in ATL to the Company's stockholders, pursuant to which each holder of the Company's Class A and Class B

         Common Stock (collectively the "Common Stock") as of October 31, 1997 received approximately 1.1 shares of Class A Common Stock of ATL for each share of the Company's Common Stock then held. In connection with the spin-off, the financial statements of the Company have been restated to reflect continuing operations and the discontinued operations of ATL. The ATL net sales included in the discontinued operations for the periods being reported are as follows:

                                      (in thousands)
                               September 30,   September 30,
                                   1996            1997
                               -------------   -------------
         Quarter Ended            $14,263         $22,902
         Six Months Ended         $27,040         $41,469

 NOTE 5  Legal Proceedings
 ------

         The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrines of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek.

 NOTE 6  Earnings per Share
 ------

         Earnings per share is based on the weighted average number of shares of Common Stock and the dilutive effects of Common Stock equivalents (stock options), determined using the treasury stock method.

         In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, effective for both interim and annual periods ending after December 15, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of this statement on the calculation of primary and fully diluted earnings per share for the three-months and six-months ended September 30, 1997 and 1996 is not expected to be material.

                                  ODETICS, INC.


 ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of the Company. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues, funding and cash requirements, supply issues and the Company's incubator strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." The Company's actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


 Results of Operations

     General
     On October 31, 1997, the Company completed the spin-off of its 82.9% interest in ATL by distributing 8,005,000 shares of Class A Common Stock of ATL owned by the Company to the Company's stockholders of record on October 31,1997. In connection with the spin-off, the Company's financial statements have been restated to reflect continuing operations and discontinued operations. Discontinued operations reflect the Company's interest in the operations of ATL for the periods presented.

     Net Sales and Contract Revenues
     Net sales and contract revenues consist of (i) sales of products and services to commercial customers ("net sales") and (ii) revenues derived from contracts with the agencies of the United States Government or its prime contractors and long-term contracts with foreign entities related to space recorders for geographical information systems ("contract revenues"). Total net sales and contract revenues increased 14.4% to $22.1 million for the three month period ended September 30, 1997 as compared to $19.3 million in the corresponding period of the prior fiscal year, and increased 16.7% to $43.6 million for the six month period ended September 30, 1997 as compared to $37.4 million in the corresponding period of the prior fiscal year. The increase in both the three month and six month periods of fiscal 1998 reflected an increase in net sales which was offset by a significant decrease in contract revenues primarily due to changes in government spending patterns and a transition by the Company from certain government markets to commercial activities.

     The growth in net sales for the three month and six month period ended September 30, 1997 fiscal 1998 was primarily due to an increase in sales of its telecommunications products, largely due to increased unit sales of its timing and sychronization products for cellular telephone systems. The Company also experienced growth in its Intelligent Traffic Systems division largely due to revenues generated from its transportation products acquired from Rockwell, Inc. at the end of the first quarter of fiscal 1998. The Company's wholly-owned subsidiary, GYYR, Inc., experienced moderate growth for the three month and six month period ended September 30, 1997 as compared to the same periods in the prior fiscal year. The increase in the Company's net sales in these divisions was partially offset by a decrease in net sales in the Company's Broadcast Division for the second quarter and six month period as compared to the same period in the prior fiscal year. The decrease in Broadcast sales was primarily due to the timing of orders.

     Gross Profit
     Gross Profit as a percentage of net sales increased to 30.3% for the three months ended September 30,1997 as compared to 28.1% in the comparable period in the prior fiscal year, and increased to 32.0% for the six month period ended September 30, 1997 as compared to 30.6% for the same period in the prior fiscal year. These increases were primarily due to a shift in the product mix in the current year that favored products that carried a higher gross profit. Gross profit as a percentage of contract revenues decreased to 48.5% in the second quarter of fiscal 1998 from 49.4% in the same period in the prior fiscal year and decreased 49.4% for the six month period ended September 30, 1997 as compared to 49.2% in the same period in the prior fiscal year. The decrease in gross profit as a percentage of contract revenues is mainly due to the lower absorption of fixed manufacturing overhead costs on a decreased sales volume.


     Selling, General and Administrative Expense
     Selling, general and administrative expense increased 39.5% to $6.4 million (or 29.1% of total net sales and contract revenues) in the second quarter of fiscal 1998 as compared to $4.6 million (or 23.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expenses for the six month period ended September 30, 1997 increased 34.5% to $12.4 million (or 28.4% of total net sales and contract revenues) as compared to $9.2 million (or 24.6% of total net sales and contract revenues) for the same period in the prior fiscal year. The increase for the three month and six month periods ended September 30, 1997 principally reflected the Company's efforts to expand its sales and marketing capabilities through infrastructure growth which included higher sales commissions associated with increased sales, as well as increased expenditures for advertising, promotion and labor costs associated with the Company's increased commercial sales and marketing activities. Selling, general and administrative expense also reflected increased expenses associated with additional contract administrative support infrastructure acquired from Rockwell, Inc. at the end of the first quarter of fiscal 1998.

     Research and Development Expense
     Research and development expense increased 19.7% to $2.3 million (or 10.3% of total net sales and contract revenues) in the second quarter of fiscal 1998 as compared to $1.9 million ( or 9.9% of total net sales and contract revenues) in the second quarter of fiscal 1997. Research and development expense for the six-month periods increased 19.3% to $4.3 million (or 9.9% of total net sales and contract revenues) as compared to $3.6 million (or 9.7% of total net sales and contract revenues) in the corresponding period of fiscal 1997. This increase primarily reflected additional engineering and labor costs, consulting fees, prototype material costs and other costs associated with the development, testing and preproduction costs related to new product development in Gyyr, Inc., Broadcast Division and Communication Division. The Company expects expenditures for research and development to generally increase over time and to be higher during periods of new product development when significant expenditures are incurred in preproduction activities and increased testing. The expenditures may, therefore, continue to fluctuate as a percentage of total net sales and contract revenues from period to period.


     Interest Expense

     Interest Expense - net, reflects interest income and interest expense as follows:

                                                   (in thousands)
                                       Three Months            Six Months
                                          Ended                   Ended
                                       ------------            ----------
                                       1996    1997            1996  1997
                                       ----    ----            ----  ----
     Interest Expense                  $444    $371            $937  $651
     Interest Income                    434     259             929   535
                                       ----    ----            ----  ----

     Interest Expense - Net            $ 10    $112            $  8  $116
                                       ====    ====            ====  ====

Interest expense primarily reflects interest on the Company's line of credit borrowings and mortgage interest. The reduction in interest expense for the three month and six month periods of the current fiscal year reflects a reduction in the Company's borrowings on its line of credit facility. Interest income is derived primarily from the note receivable due to the Company from ATL, its previously owned subsidiary. The reduction in interest income in the three month and six month periods of the current fiscal year primarily reflects the $6.75 million payment by ATL in March 1997 which reduced interest bearing advances from the Company and was used to reduce the Company's borrowings under its line of credit.

     Income Taxes

     The effective income tax rate for the six month period ended September 30, 1997 was 40% as compared to a 49% effective income tax rate for the same period of the prior year. The decrease in the effective income tax rate projected for fiscal 1998 was primarily due to a reduction in the effect of general business tax credits on total income tax benefit. The Company entered into a Tax Allocation Agreement with ATL effective April 1, 1996, pursuant to which ATL will make a payment to the Company, or the Company will make a payment to ATL, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on its consolidated federal income tax returns and consolidated or combined state tax returns. In addition, the Tax Allocation Agreement provides that members of the Company's consolidated group generating tax losses after April 1,1996 will be paid by other members of the group which utilize such tax losses to reduce such other members' tax liability.

     Liquidity and Capital Resources

     For the first six months of fiscal 1998, the Company used $2.1 million of cash in continuing operating activities, primarily due to a net loss from continuing operations and changes in operating assets and liabilities. The $2.4 million of cash used in investing activities, primarily reflecting the $2.2 million purchase of the net assets for the Transportation Systems Division of Rockwell, Inc.

     The Company has a $17.0 million bank line of credit with Imperial Bank and Comerica Bank-California which provides for borrowings generally at the lessor of the bank's prime rate (8.5% at September 30, 1997) or the bank's LIBOR rate plus 2.25%. Borrowings are available for general working capital purposes, and at September 30, 1997, approximately $11.1 million was available for borrowing under the line. The Company's borrowings under the line of credit are secured by substantially all of the Company's assets. On September 30, 1997, $5.6 million was outstanding under this line of credit.

     In April 1997, ATL entered into a promissory note payable to the Company in the original principal amount of $13.0 million representing the aggregate balance of ATL's interest bearing advances from the Company. This note bears interest at a rate equal to the Company's cost of borrowing (8.5% at September 30, 1997). Principal and interest on this note are payable to the Company in sixteen equal quarterly installments at the end of each calendar quarter commencing June 30, 1997.

     The Company anticipates that net cash flow generated by operating activities and payments under the note receivable from ATL and funds available under the Company's line of credit will be adequate to enable the Company to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.

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

     Fluctuations in Quarterly Operating Results. The Company has experienced wide fluctuations in quarterly and annual operating results in the past and may continue to experience fluctuations in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products by competitors; the availability of components used in the manufacture of the Company's products; the expenditure of substantial funds for research and development for its subsidiaries and divisions; changes in pricing policies by the Company, its suppliers or its competitors and increased price competition; the ability of the Company to develop, introduce, market and gain market acceptance of new products, applications and product enhancements in a timely manner and to control costs; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the markets in which the Company operates; the reduction in revenues from government programs; the relatively thin level of backlog at any given time; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large customer orders, and the timing of a small number of orders can impact quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's growth in revenues in recent periods may not be sustainable and may not be indicative of future operating results, and there can be no assurance that the Company will continue to achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the market price of the Company's securities would probably be materially and adversely affected.

     Dependence on Sole Source Suppliers. The Company purchases numerous parts, supplies and other components used in its products from various independent suppliers, some of whom are the sole supplier for certain parts and components. In particular the Company currently relies on single supplier for the principal component of the Gyyr's time-lapse videotape cassette recorders. The Company has not been able to secure any guarantee of the future supply of its sole sourced components. The disruption or termination of the supply of any of the Company's source sourced components for any reason would have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty of Incubator Strategy. The Company has initiated a strategy to nurture its business divisions with the goal of conducting additional initial public offerings. The Company's ability to complete an initial public offering of any of its divisions will depend upon numerous factors, including, without limitation, the overall performance of such division, its growth potential, management team, market size, customer base, product line and results of operations, as well as general economic and market conditions. There can be no assurance that the Company will be able to complete a successful initial public offering of any of its divisions in the near future, if at all.

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

     Risks Associated with International Sales. International product sales represented approximately 40% and 35% of the Company's total net sales and contract revenues during the first six months of fiscal 1997 and 1998, respectively. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated primarily in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. The Company does not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

     Dependence on Key Personnel. The Company's future performance depends to a significant extent on its senior management and other key employees, in particular Joel Slutzky, the Company's Chief Executive Officer. The loss of the services of Mr. Slutzky or certain key employees would have a material adverse effect on the Company's development and marketing efforts. The Company's future success will also depend in large part upon its ability to attract, retain, and motivate highly skilled employees. Competition for employees, particularly development engineers, is intense, and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of such highly skilled employees. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect upon the Company's business, financial condition, and results of operations.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology which the Company attempts to protect with a combination of patent, copyright, trademark, and trade secret laws, employee and third party nondisclosure agreements and similar means. Such rights may not preclude competitors from developing substantially equivalent or superior products to the Company's products. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate, that future patents will be issued, or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology, or design around any patent of the Company. Moreover, litigation has been necessary in the past and may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend the Company against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is required to obtain licenses under patents or proprietary rights of others, there can be no assurance that any required licenses would be made available on terms acceptable to the Company, if at all. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on the Company's results of operations.

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

     Concentration of Ownership. As of October 31, 1997, the Company's officers and directors beneficially owned a majority of the total combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock. As a result of their stock ownership, management will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in management or change in control of the Company and may adversely affect the voting or other rights of other holders of Common Stock.

     Anti-Takeover Effect of Charter Provisions, Bylaws, and Stock Structure. The Company has two classes of Common Stock which are substantially identical other than with respect to voting power. The Company's Class A Common Stock entitles the holder to 1/10th vote per share and Class B Common Stock entitles the holder to one vote per share, with concentration of ownership of the Class B Common Stock in the Company's officers and directors and their affiliates. In addition, the

     Company's Board of Directors is elected annually on a split vote basis, with the holders of Class A Common Stock currently being entitled to elect two of the directors and holders of the Class B Common Stock currently being entitled to elect the remaining six directors. These provisions could have the effect of discouraging a proxy contest or making it more difficult for a third party acquiring a substantial block of the Company's Common Stock to effect a change in management and control of the Company. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

     The Board of Directors of the Company is authorized to issue, without stockholder approval, up to 2,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences, as well as additional shares of Class B Common Stock, which could adversely affect the voting power or other rights of the holders of Class A Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock or additional shares of Class B Common Stock, the future issuance of Preferred Stock or Common Stock or of rights to purchase Preferred Stock or Common Stock could be used to discourage an unsolicited acquisition proposal.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. Although the Company's core products are designed to be Year 2000 compliant, there can be no assurance that such products contain all necessary date code changes, or that the Company's existing information systems will be Year 2000 compliant. As a result, the Company may be required to expend additional resources to make such corrections to its products and information systems, which corrections may not be able to be made on a timely basis, if at all. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. In addition, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the Company's Annual Meeting of the Stockholders of Odetics, Inc. held on September 5, 1997, the following proxies were tabulated representing 5,293,888 shares of Class A Common Stock or 99%, and 999,913 of Class B Common Stock or 94% of the total outstanding shares voted in the following manner:

 Proposal I  -  Election of the Board of Directors

                                    Total Vote for    Total Vote Withheld
                                    Each Director     From Each Director
                                    -------------     ------------------
Class A Common Stock
--------------------

Crandall Gudmundson                 5,173,764          120,124
Leo Wexler                          5,149,949          143,939

Class B Common Stock
--------------------

Joel Slutzky                        999,163            750
Jerry F. Muench                     999,163            750
Ralph R. Mickelson                  999,163            750
Stanley Molasky                     999,163            750
Paul E. Wright                      999,163            750
Kevin C. Daly                       999,163            750

Proposal II -  To Consider and Approve the Company's 1997 Stock-Incentive Plan

                     Class A        Class B
                   Common Stock   Common Stock
                    (1/10 Vote      (1 Vote
                    per share)     per share)          TOTAL
                   ------------   ------------       ---------
 For                 217,623         792,817         1,010,440
 Against              59,294           7,075            66,369
 Abstain                 844             915             1,759
 No Vote             251,627         199,106           450,733

Proposal III - To Ratify the Appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

                     Class A        Class B
                   Common Stock   Common Stock
                    (1/10 Vote      (1 Vote
                    per share)     per share)          TOTAL
                   ------------   ------------       ---------
 For                 528,023         999,588         1,527,611
 Against                 908              50               958
 Abstain                 458             275               733
 No Vote            N/A             N/A              N/A

 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.   Financial Data Schedule


          (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed
           for the six-month period ended
           June 30, 1997.

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


 Date   November 13, 1997
     --------------------