Form 10-Q
period 1997-12-31
ODETICS INC
filed 1998-02-17
CIK 350868

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          December 31, 1997
                              --------------------------------------------------

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from____________________________ to __________________

Commission file number                        0-10605
                      ----------------------------------------------------------
                                   ODETICS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                           95-2588496
-------------------------------------                  -------------------------
(State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

     1515 SOUTH MANCHESTER AVE., ANAHEIM,         CA     92802
--------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

                                (714) 774-5000
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES  X            NO_____
      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

     Number of shares of Common Stock outstanding as of February 11, 1998

                  Class A Common Stock  -  6,202,778 shares.
                  Class B Common Stock  -  1,062,041 shares.

                                     INDEX
                                     -----

PART I    FINANCIAL INFORMATION                                  Page
-------------------------------                                  ----
ITEM 1.   CONSOLIDATED STATEMENTS OF INCOME FOR                   3
          THE THREE MONTHS AND NINE MONTHS ENDED
          DECEMBER 31, 1996 AND 1997 (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1997          4
          AND DECEMBER 31, 1997 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR               6
          THE NINE MONTHS ENDED DECEMBER 31, 1996 AND
          1997 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                    9
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


PART II OTHER INFORMATION
-------------------------

ITEM 1.  LEGAL PROCEEDINGS                                       17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                      17
         SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        17

SIGNATURES                                                       18

                         PART 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended    Nine Months Ended
                                                               December 31,      December 31,
                                                         -------------------- ------------------
                                                           1996      1997        1996     1997
                                                         --------  ---------- -------- ---------
Net sales and contract revenues:
  Net sales                                                $18,878   $22,942   $50,961  $63,467
  Contract revenues                                          2,018     1,362     7,291    4,415
                                                           -------   --------  -------   -------
     Total net sales and contract revenue                   20,896    24,304    58,252   67,882

Costs and expenses:
  Cost of sales                                             12,398    15,076    34,663   42,626
  Cost of contract revenues                                  1,166       794     3,843    2,475
  Selling, general and administrative expense                4,741     5,888    13,948   18,267
  Research and development expense                           2,017     2,352     5,629    6,661
  Interest expense, net                                        144       175       152      291
                                                            ------    -------   ------   -------
                                                            20,466    24,285    58,235   70,320
                                                            ------    -------   -------  -------

Income (loss) from continuing operations  before taxes         430        19        17   (2,438)

Income taxes (benefit)                                         160         8       (39)    (975)
                                                            -------   -------   -------  --------

Net income (loss) from continuing operations                   270        11        56   (1,463)

Income (loss) from discontinued operations,
   net of income taxes                                         504      (217)    2,813    2,089
                                                            ------     ------   ------   -------
Net income (loss)                                             $774     ($206)   $2,869     $626
                                                            ======     ======   ======   =======


Earnings (loss) per common share:
                  Continuing operations                      $0.04     $0.00     $0.01   ($0.22)
                  Discontinued operations                    $0.08    ($0.03)    $0.45    $0.31
                                                            -------    ------   -------  -------
                  Earnings (loss) per common share           $0.12    ($0.03)    $0.46    $0.09
                                                            =======   =======   =======  =======

Earnings (loss) per common share assuming dilution:
                  Continuing operations                      $0.04     $0.00     $0.01   ($0.22)
                  Discontinued operations                    $0.08    ($0.03)    $0.43    $0.31
                                                            -------   -------   ------   -------
                  Earnings (loss) per common share
                      - assuming dilution                    $0.12    ($0.03)    $0.44    $0.09
                                                            ======    =======   ======   ======

          See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                   March 31,     Dec. 31,
                                                                    1997          1997
                                                                               (unaudited)
                                                                   ---------   -----------
ASSETS

Current assets
     Cash                                                            $1,865        $771
     Trade accounts receivable, net                                  17,127      14,509
     Current portion of ATL note receivable                           3,249       3,249
     Costs and estimated earnings in excess
        of billings on uncompleted contracts                          1,922       2,028

     Inventories:
        Finished goods                                                  498         420
        Work in process                                               2,968       3,202
        Materials and supplies                                       12,184      13,804
                                                                   --------    --------
        Total inventories                                            15,650      17,426

     Prepaid expenses                                                   978       1,264
     Deferred income taxes                                            2,798       3,223
                                                                   --------    --------
        Total current assets                                         43,589      42,470

Property, plant and equipment
     Land                                                             2,090       2,090
     Buildings and improvements                                      17,642      18,347
     Equipment, furniture and fixtures                               25,202      28,699
                                                                   --------    --------
                                                                     44,934      49,136

     Less accumulated depreciation                                  (23,824)    (26,306)
                                                                   --------    --------
     Net property, plant and equipment                               21,110      22,830

     Net assets of discontinued operations                            8,865           0
     Long term ATL note receivable less current                       9,748       7,582
     Other assets                                                     2,738      11,784
                                                                   --------    --------
        Total assets                                                $86,050     $84,666
                                                                   ========    ========

                See notes to consolidated financial statements

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    March 31,    Dec. 31,
                                                      1997         1997
LIABILITIES AND STOCKHOLDERS' EQUITY                            (unaudited)
                                                    ---------   -----------
Current liabilities
     Trade accounts payable                          $  8,802     $ 8,335
     Accrued payroll and related                        5,306       3,406
     Accrued expenses                                   1,788       5,601
     Income taxes payable                                   0           0
     Billings in excess of costs and estimated
           earnings on uncompleted contracts            2,690       1,318
     Current portion of long-term debt                  1,721       1,605
                                                     ---------    --------
Total current liabilities                              20,307      20,265


Long-term debt,  less current portion                  11,860      16,791

Deferred income taxes                                     540         258

Minority Interest                                       1,515         ---
Stockholders' equity
    Preferred stock, authorized 2,000,000 shares;
       none issued                                          -           -
    Common Stock, authorized 10,000,000
       shares of Class A and 2,600,000 shares
       of Class B; 6,202,778 shares of
       Class A and 1,062,041 shares of
       Class B issued and outstanding at
       December 31, 1997 - $.10 par value                 638         726
    Paid-in capital                                    38,927      46,594
    Note receivable from employees                          0      (3,456)
    Foreign currency translation                           52          60
    Retained earnings                                  12,211       3,428
                                                     ---------    --------
Total stockholders' equity                             51,828      47,352
                                                     ---------    --------

Total liabilities and stockholders' equity           $ 86,050     $84,666
                                                     =========    ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                          NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      --------------------------
                                                                           1996        1997
                                                                      ------------ -------------
OPERATING ACTIVITIES
  Net loss from continuing operations                                       $56       ($1,463)
  Adjustments to reconcile net income to net cash
    provided by (used) in continuing operating activities:
      Depreciation and amortization                                       2,169         2,488
      Provision for inventory reserves                                      450           822
      Provision for losses on accounts receivable                            99            99
      Provision (benefit) for deferred income taxes                         198          (282)
      Net proceeds from settlement of litigation                          5,860             0
      Gain (loss) on sale of assets                                        (186)           13
      Foreign currency translation gain                                     105             8
      Changes in operating assets and liabilities                        (5,758)       (5,905)
                                                                      ------------ -------------
Net cash provided by (used) in continuing operating activities            2,993        (4,220)

INVESTING ACTIVITIES
  Purchases of property, plant, and equipment, net                       (1,907)       (2,773)
  Purchase of net assets of aquired business                                  0        (2,597)
  Repayment of long term note receivable                                 (1,314)        2,166
                                                                      ------------ -------------
Net cash used in investing activities                                    (3,221)       (3,204)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                                 41,940        36,051
  Principal payments on line of credit, long-term
    debt and capital lease obligations                                  (44,296)      (31,236)
  Proceeds from sale of common stock                                      1,520         1,515
                                                                      ------------ -------------
Net cash provided by financing activities                                  (836)        6,330
                                                                      ------------ -------------

Increase (decrease) in cash                                              (1,064)       (1,094)

   Cash at beginning of year                                              1,142         1,865
                                                                      ------------ -------------
Cash at December 31                                                         $78          $771
                                                                      ============ =============

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -  Basis of Presentation
------
          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals except for adjustments to present the Company's former subsidiary, ATL Products, Inc. ("ATL") as a discontinued operation (See Note 4), necessary to present fairly the consolidated financial position of Odetics, Inc. (the "Company") as of December 31, 1997 and the consolidated results of operations and cash flows for the three month and nine month periods ended December 31, 1996 and 1997. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month and nine month periods ended December 31, 1997 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997 filed with the Securities and Exchange Commission.

Note 2 -  Income Taxes
------
          Income tax expense for the three month and nine month periods ended December 31, 1996 and 1997 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

Note 3 -  Long-Term Debt
------

                                                  (in thousands)
                                           March 31,        December 31,
                                             1997              1997
                                           --------          --------
          Line of credit                    $ 2,100           $ 8,200
          Mortgage note                      10,171             9,465
          Contracts payable                   1,310               731
                                            -------            ------
                                             13,581            18,396
          Less current portion                1,721             1,605
                                            -------            ------
                                            $11,860           $16,791
                                            =======           =======

Note 4 -  On March 13, 1997, ATL completed an initial public offering of
------
          1,650,000 shares of its Class A Common Stock, at an initial public offering price of $11 per share. Following the Offering, the Company's beneficial ownership interest in ATL was reduced to 82.9%. On October 31, 1997, the Company completed a tax-free spin-off of its remaining interest in ATL to the Company's stockholders, pursuant to which each holder of the Company's Class A and Class B Common Stock (collectively the "Common Stock") as of October 31, 1997, received approximately 1.1 shares of Class A Common Stock of ATL for each share of the Company's Common Stock then held. In connection with the spin-off, the financial statements of the Company have been restated to reflect continuing operations and the discontinued operations of ATL. The ATL net sales included in the discontinued operations for the periods being reported are as follows:

                                           (in thousands)
                               December 31,              December 31,
                                 1996                       1997
                               ------------              ------------
          Quarter Ended           $15,412                   $ 5,953
          Nine Months Ended       $42,452                   $47,404

NOTE 5    Legal Proceedings
------
          The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrines of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case has been returned to the Federal District Court for retrial.

NOTE 6    Earnings per Share
------
          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                                 ODETICS, INC.


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of the Company. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues, funding and cash requirements, supply issues, the Company's incubator strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." The Company's actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     General
     On October 31, 1997, the Company completed the spin-off of its 82.9% interest in ATL by distributing the Company's 8,005,000 shares of Class A Common Stock to the Company's stockholders of record on October 31, 1997. In connection with the spin-off, the Company's financial statements have been restated to reflect the continuing operations and discontinued operations. Discontinued operations reflect the Company's interest in the operations of ATL for the periods presented.

     Net Sales and Contract Revenues
     Net sales and contract revenues consist of (i) sales of products and services to commercial customers ("net sales") and (ii) revenues derived from contracts with the agencies of the United States Government or its prime contractors and long-term contracts with foreign entities related to space recorders for geographical information systems ("contract revenues"). Total net sales and contract revenues increased 16.3% to $24.3 million for the three month period ended December 31 1997, compared to $20.9 million in the corresponding period of the prior fiscal year, and increased 16.5% to $67.9 million for the nine month period ended December 31, 1997 compared to $58.3 million in the corresponding period of the prior fiscal year. The increases in total net sales and contract revenues in both the three and nine month periods presented reflect the net impact of an increase in net sales which was offset by a decrease in contract revenues for each period presented. As the Company has continued to focus on commercial markets, it has experienced a decline in revenue contribution from agencies of the United States Government or its prime contractors, and it has experienced a decline in contract revenues relative to revenues derived from commercial customers.

     Net sales increased 21.5% for the three month period ended December 31, 1997 compared to the previous fiscal year. Net sales increased 24.5% for the nine month period December 31, 1997 compared to the corresponding period of the prior fiscal year. The Company experienced increased net sales for the three and nine month periods in its Gyyr Inc. subsidiary ("Gyyr"), its Telecom Division ("Telecom"), and its Intelligent Transportation Systems ("ITS") business. Gyyr net sales increased in the three and nine month periods of the current fiscal year largely as a result of growth in its multiplexer products and increased sales of time lapse video recorders. The increase in Gyyr sales also reflects the revenue contribution related to its acquisition of Intelligent Control Inc. ("ICI") in October 1997. The increase in the revenues of Telecom reflects increased sales of timing and synchronization products to a significant customer, LGIC of Korea. The increase in net sales in the Company's ITS business reflects the revenue contribution related to the acquisition of the transportation systems business acquired from Rockwell Inc. in the first quarter of the current fiscal year.

     The increase in Gyyr, Telecom, and ITS noted above was offset by decreased sales revenue for the three and nine month periods in the Company's Broadcast Division ("Broadcast"). The decrease principally reflects softness in the demand for the Broadcast products in Asia and Latin America coupled with the delay in introduction of Broadcast's new "Roswell" product offering.

     Gross Profit

     Gross profit as a percentage of net sales was unchanged at 34.3% for the three months ended December 31, 1997 and 1996, and increased to 32.8% for the nine month period ended December 31, 1997 compared to 32.0% for the same period in the prior fiscal year. The Company's Gyyr subsidiary and Telecom businesses experienced improved gross profit performance in the three and nine month periods ended December 31, 1997 compared to the corresponding periods of the previous fiscal year primarily due to changes in product mix toward higher margin products, improved efficiencies gained on increased sales volume, and improved margin contribution from the acquisition of ICI by Gyyr in October 1997. Improvements in gross profit performance in Gyyr and Telecom were offset by declines in margin performance in Broadcast which resulted from an unfavorable sales mix and higher unabsorbed indirect manufacturing costs experienced on lower sales volume. Gross profit as a percentage of contract revenues decreased to 41.7% in the three months ended December 31, 1997 from 42.2% in the same period in the prior fiscal year and decreased to 43.9% for the nine month period ended December 31, 1997 compared to 47.3% in the same period in the prior fiscal year. The decrease in gross profit as a percentage of contract revenues is principally due to the lower absorption of fixed manufacturing overhead costs on decreased sales volume.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased 24.2% to $5.9 million (or 24.2% of total net sales and contract revenues) in the three months ended December 31, 1997 compared to $4.7 million (or 22.7% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense for the nine month period ended December 31, 1997 increased 31.0% to $18.3 million (or 26.9% of total net sales and contract revenues) compared to $13.9 million (or 23.9% of total net sales and contract revenues) for the same period in the prior fiscal year. The increase in selling, general, and administrative expenses in absolute dollars and as a percent of net sales and contract revenues in the three and nine months periods ended December 31, 1997 compared to the previous fiscal year periods relates primarily to investments in sales and marketing across all divisions, domestically and internationally, to support growth. The increases also relate to the acquisition of ICI and the transportation infrastructure business of Rockwell Inc. noted above. Increased spending is widely dispersed among the operating divisions and relates primarily to administrative and sales labor, sales commissions on higher sales volume, advertising and promotion to support new products and markets, and costs for international expansion incurred for Gyyr, Broadcast, Telecom, and ITS.

     Research and Development Expense

     Research and development expense increased 16.6% to $2.4 million (or 9.7% of total net sales and contract revenues) in the three month period ended December 31, 1997 compared to $2.0 million (or 9.7% of total net sales and contract revenues) in the corresponding period the prior fiscal year. Research and development expense for the nine month period ended December 31, 1997 increased 18.3% to $6.7 million (or 9.8% of total net sales and contract revenues) compared to $5.6 million (or 9.7% of total net sales and contract revenues) in the corresponding period of the fiscal 1997. The Company experienced increased spending to support new product development in its Gyyr, Broadcast, and Telecom operations. For competitive reasons, the Company closely guards the confidentiality of specific development projects. Spending for research and development includes both new product development as well as product line extension. The increase in new product development expenses relates primarily to development labor and related benefits, prototype material cost, and consulting fees. The acquisitions of ICI and the transportation infrastructure business of Rockwell Inc. did not materially impact the increases in current year research and development expenses. The Company expects expenditures for research and development to generally increase over time and to be higher during periods of new product development when significant expenditures are incurred in preproduction activities and increased testing. The expenditures may, therefore, continue to fluctuate as a percentage of total net sales and contract revenues from period to period.

     Interest Expense

          Interest Expense -net, reflects interest income and interest expense as follows:

                                             (in thousands)
                                  Three Months           Nine Months
                                  Ended Dec. 31         Ended Dec. 31
                                  -------------         -------------
                                   1996   1997           1996   1997
                                  -----  -----          -----  -----
Interest Expense                  $ 515  $ 416          $1452  $1093
Interest Income                     371    241           1300    802
                                  -----  -----          -----  -----

Interest Expense - net            $ 144  $ 175          $ 152  $ 291
                                  =====  =====          =====  =====

     Interest expense primarily reflects interest on the Company's line of credit borrowings and mortgage interest. The reduction in interest expense for the three month and nine month periods of the current fiscal year reflects a reduction in the Company's borrowings on its line of credit facility. Interest income is derived primarily from the note receivable due to the Company from ATL, its previously owned subsidiary. The reduction in interest income in the three month and nine month periods of the current fiscal year primarily reflects the $6.75 million payment by ATL in March 1997 which reduced ATL's interest bearing advances from the Company and was used to reduce the Company's borrowings under its line of credit.

     Income Taxes

     The Company's income tax benefit rate for the nine month period of fiscal 1998 was 40% resulting primarily from an ability to offset the loss from Odetics' continuing operation against the income of ATL during fiscal 1998 prior to its spin-off, which was effective October 31, 1997. The Company recognized a tax benefit of $39,000 for the comparable period of fiscal 1997 resulting from utilization of tax credits related to Odetics' continuing operations. The Company entered into a Tax Allocation Agreement with ATL effective April 1, 1996, pursuant to which ATL will make a payment to the Company, or the Company will make a payment to ATL, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on its consolidated federal income tax returns and consolidated or combined state tax returns. In addition, the Tax Allocation
     Agreement provides that members of the Company's consolidated group generating tax losses after April 1, 1996, will be paid by other members of the group which utilize such tax losses to reduce such other members' tax liability.

     Liquidity and Capital Resources

     On October 31, 1997, the Company completed the spin-off of its holdings in ATL (Note 4). The effect of the spin-off was to reduce total assets of the Company by $11.6 million, representing the net assets of the discontinued operations reported as of September 30, 1997.

     On January 23, 1998, the Company announced its planned repurchase of up to
     1.0 million shares of its common stock in the open market from time to time at prices to be determined at the time of repurchase. As of February 17, 1998, the Company had repurchased 50,000 shares pursuant to this plan, at an aggregate net cost to the Company of approximately $240,000. There can be no reassurance that the Company will repurchase the entire 1.0 million shares, and this repurchase program may be discontinued at anytime in the sole discretion of the Board of Directors.

     In the nine months ended December 31, 1997, the Company incurred negative cash flow from operating activities of $4.2 million. The Company generated earnings before depreciation, amortization, and inventory reserves of $1.8 million in the first nine months of the fiscal year, and used $2.4 million in cash to fund increased inventories, and $3.9 million to pay down current liabilities (principally accounts payable). The Company has experienced improving trends with respect to inventory turnover and days sales in accounts receivable, and the negative cash flow from operating activities during the nine months ended December 31, 1997 is consistent with the operating losses incurred during the period, coupled with the aggressive investment activity of the Company's business.

     The Company has a $17.0 million bank line of credit with Imperial Bank and Comerica Bank-California which provides for borrowings generally at the lessor of the bank's prime rate (8.5% at December 31, 1997) or the bank's LIBOR rate plus 2.25%. Borrowings are available for general working capital purposes, and at December 31, 1997, $8.2 million was outstanding under this line of credit, and approximately $8.5 million was available for borrowing under the line. The Company's borrowings under the line of credit are secured by substantially all of the Company's assets.

     In April 1997, ATL entered into a promissory note payable to the Company in the original principal amount of $13.0 million representing the aggregate balance of ATL's interest bearing advances from the Company. This note bears interest at a rate equal to the Company's cost of borrowing (8.5% at December 31, 1997). Principal and interest on this note are payable to the Company in sixteen equal quarterly installments at the end of each calendar quarter commencing June 30, 1997.

     The Company anticipates that net cash flow generated by operating activities and payments under the note receivable from ATL, together with funds available under the Company's line of credit will be adequate and enable the Company to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.

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

     Dependence on Sole Source Suppliers. The Company purchases numerous parts, supplies and other components used in its products from various independent suppliers, some of whom are the sole supplier for certain parts and components. In particular, the Company currently relies on single supplier for the principal component of the Gyyr's time-lapse videotape cassette recorders. The Company has not been able to secure any guarantee of the future supply of its sole sourced components. The disruption or termination of the supply of any of the Company's source sourced components for any reason would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated with International Sales. International product sales represented approximately 36% and 33% of the Company's total net sales and contract revenues during the first nine months of fiscal 1997 and 1998, respectively. The Company's products sold by its Telecom operations are sold principally to LGIC of Korea. As a result of economic uncertainty in Asia, particularly Korea, the Company's sales in the region could be subject to decline. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated primarily in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. The Company does not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

     The Board of Directors of the Company is authorized to issue, without stockholder approval, up to 2,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences, as well as additional shares of Class B Common Stock, which could adversely affect the voting power or other rights of the holders of Class A Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock or additional shares of Class B Common Stock, the future issuance of Preferred Stock or Class B Common Stock or of rights to purchase Preferred Stock or Class B Common Stock could be used to discourage an unsolicited acquisition proposal.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. Although the Company's core products are designed to be Year 2000 compliant, there can be no assurance that such products contain all necessary date code changes. The Company is exploring changes to its existing information systems to become Year 2000 compliant. The Company will be required to expend additional resources to make such corrections to its products and information systems, which corrections may not be able to be made on a timely basis, if at all. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. In addition, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business financial condition and results of operation.

                                 ODETICS, INC.

                           PART II OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

          The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case has been returned to the Federal District Court for retrial.



 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          NONE


 Item 6.  Exhibits and Reports on Form 8-K


          (a)  Exhibits

               27.  Financial Data Schedule


          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed
               for the nine month period ended
               December 31, 1997.

                                 ODETICS, INC.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ODETICS, INC.
                                   (Registrant)



                                   By  /s/ Gregory A. Miner
                                     ------------------------------------
                                     Gregory A. Miner
                                     Vice President, Chief Financial Officer


                                   By  /s/ Gary Smith
                                     ------------------------------------
                                     Gary Smith
                                     Vice President, Controller
                                     (Principal Accounting Officer)


 Date  February 17, 1998
     --------------------