Form 10-K
period 1998-03-31
ODETICS INC
filed 1998-06-29
CIK 350868

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                 TO

                       COMMISSION FILE NUMBER 000-10605

                               ----------------

                                 ODETICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

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

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     CLASS A COMMON STOCK, $.10 PAR VALUE

                     CLASS B COMMON STOCK, $.10 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sale price on Nasdaq National Market on June 25, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $68,466,928. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The Company has two classes of common stock outstanding, the Class A Common Stock and the Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A Common Stock entitles its holder to ten votes per share and each share of Class B Common Stock entitles its holder to one vote per share. As of June 25, 1998, there were 6,202,778 shares of Class A Common Stock and 1,062,041 shares of Class B Common Stock outstanding. Unless otherwise indicated, all references to "Common Stock" shall collectively refer to the Class A Common Stock and the Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of the Stockholders scheduled to be held on September 11, 1998.

===============================================================================

                                 ODETICS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                  PART I
 ITEM 1.  BUSINESS.......................................................     1
 ITEM 2   PROPERTIES.....................................................    14
 ITEM 3.  LEGAL PROCEEDINGS..............................................    14
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    14
                                  PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................    15
 ITEM 6.  SELECTED FINANCIAL DATA........................................    16
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    17
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    20
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    20
                                 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    20
 ITEM 11. EXECUTIVE COMPENSATION.........................................    20
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    20
                                  PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
          K..............................................................    21

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

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Odetics, Inc. (the "Company") was founded in 1969 to supply digital recorders for use in the United States space program. The Company pioneered new designs and standards for digital magnetic tape recorders offering high reliability and enhanced performance in the adverse environment attendant to space flight. In the 1970s, the Company broadened its information automation product line to include time-lapse videocassette recorders for commercial and industrial security and surveillance applications. Through the Company's Gyyr Division, it became a leading supplier of time-lapse videotape cassette recorders, digital image processing modules and related products used in security and surveillance systems. The Company incorporated its Gyyr Division in 1997, forming a wholly owned subsidiary, Gyyr, Inc. ("Gyyr"). In October 1997, the Company expanded Gyyr by acquiring Intelligent Controls Inc. ("ICI"), a manufacturer of access control products specializing in PC based, remote site and fiber optic communications.

  Leveraging the Company's expertise in video image processing, the Company introduced a video vehicle detection system in 1993, representing the Company's first product for use in intelligent transportation systems ("ITS"). In June 1997, the Company acquired certain assets comprising the Transportation Systems business from Rockwell International, creating the Company's ITS Division, which expanded the Company's offerings to include Advanced Traffic Management Systems and Advanced Traveler Information Systems. The Company incorporated its ITS Division in 1998 as Odetics ITS, Inc. and has announced that it intends to commence a public offering of a minority interest in Odetics ITS in the third quarter of fiscal 1998.

  In the early 1980s, the Company set out to develop the technical expertise to apply automation to new commercial applications and established its Broadcast Division. The Broadcast Division develops and manufactures broadcast automation control systems and pioneered the use of large library cart machines in broadcast television stations and satellite uplink operations. The success of the Company's cart machines led the Company to pursue new applications for information automation technologies, and in 1990, the Company teamed with E-Systems, Inc. to develop and provide a 19mm automated tape cartridge handling subsystem. In 1991, in a strategic move to expand its business into new and potentially larger markets, the Company introduced an automated tape handling subsystem for integration into tape libraries designed for midrange computers and client/server networks. In January 1993, the Company formed a separate subsidiary, ATL Products, Inc. ("ATL") to pursue the market for automated tape libraries. In March 1997, ATL completed an initial public offering of 1,650,000 shares of its Class A Common Stock. The Company distributed its remaining 82.9% interest in ATL to its stockholders in a tax-free distribution (the "Distribution") in October 1997.

  The Company is a leading supplier of communications equipment and services for the television broadcast, video security, telecommunications and intelligent traffic solutions markets. The Company's products automate television and cable station operations, facilitate broadband communications, record video surveillance, store information gathered in space exploration and reduce traffic congestion.

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

  The Broadcast Division's TCS2000 represented its earliest commercial success in the manufacture of video tape libraries followed by the TCS90. The recent market trend toward smaller libraries, coupled with digital hard disk recording devices was led by the Company with the introduction of highly integrated caching systems employing the Company's newest cart machine, the TCS45. The TCS45 can be coupled with hard drive recorders available from several recognized suppliers to the broadcast community. The Company now offers software to form powerful integrated systems, including the MicroSpot(TM) and the SpotBank(TM). In fiscal 1999, the Company intends to release the Roswell Total Facility Management System, which is designed to integrate and manage all schedules, media, equipment and on air operations at a television broadcast facility. Multi-channel presentation systems, which integrate the complete line of the Company's hardware with commonly available broadcast quality video disk recorders, are quickly becoming the core business of the Broadcast Division.

 Sales, Marketing and Principal Customers

  The Broadcast Division sells directly to broadcast television stations, satellite uplink operations, and other broadcast television and cable television system operators. Sales and marketing management is located at the Company's principal facilities in Anaheim, California, with a dedicated field sales force of four persons operating in four U.S. sales regions plus a sales manager for Latin America. European sales and marketing activities are conducted and managed by Odetics Europe, Ltd., a wholly-owned subsidiary of the Company. Asia sales and marketing activities are conducted by Odetics Asia Pacific Pte Ltd., a wholly-owned subsidiary of the Company located in Singapore. Additional independent representative organizations are utilized to promote the Broadcast Division's products in various other foreign markets.

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

 Manufacturing and Materials

  The Broadcast Division maintains a dedicated manufacturing area located within the Company's Anaheim, California facilities. The Company's SpotBank and MicroSpot products are manufactured primarily on a lot assembly/module build basis in a second manufacturing plant located in Austin, Texas. At the Anaheim facility, the Broadcast Division and Gyyr share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance, manufacturing and engineering. A single management structure oversees these operations.

   The Broadcast Division purchases video servers from Tektronix, Leitch and Hewlett Packard along with video switching, conversion and monitoring equipment from Tektronix and Leitch for installation in the Company's automated video management systems. It also purchases cabinets and other fabricated parts and components.

GYYR, INC.

  During fiscal 1997, the Company formed a wholly-owned subsidiary, Gyyr Inc., a California corporation ("Gyyr") to operate the business of its former Gyyr Division. Gyyr produces box solutions for the data challenges faced by security dealers, integrators and end users. Time-lapse VCRs are employed extensively in area monitoring by banks, convenience stores, retailers and other businesses. Time-lapse VCRs are frequently installed at automated teller machine and retail computerized payment machine locations to record pictures of individuals making transactions while simultaneously recording transaction information in an effort to deter and address incidents of theft and other crimes at these locations. Customer demand for more sophisticated capabilities, such as computer interfaces to record transaction information simultaneously with video images, electronic processors to record multiple cameras on one VCR and digital image processing and enhancement, also have contributed to recent growth of the market for Gyyr's products. The Company recently introduced a new line of time-lapse VCRs and video multiplexers, and the ControLink,(TM) which combines remote control capabilities, telemetry and control parts to create a cost effective close circuit television control system. In October 1997, the Company acquired ICI, a manufacturer of access control and video badging systems for the electronic security markplace, that is currently operated as part of Gyyr.

 Sales, Marketing and Principal Customers

  Gyyr markets and sells its products directly to its private label OEM accounts. Gyyr personnel located at the Company's principal facilities also oversee a network of approximately 2,500 security equipment dealers and distributors worldwide who sell Gyyr's products to end users. Gyyr utilizes foreign representatives in Latin America, and employs a business development and service staff through Odetics Europe, Ltd., a wholly-owned United Kingdom subsidiary of the Company. Odetics Europe, Ltd. assists Gyyr in its sales and marketing activities in European markets. Gyyr also utilizes Odetics Asia Pacific Pte Ltd. to assist in sales to the Asian markets. Gyyr's principal customers include major security equipment companies such as Diebold, Inc., ADT Security Systems, Inc., Honeywell, Inc., Mosler, Inc., Hamilton Safe and other OEMs.

 Manufacturing and Materials

  Gyyr maintains a dedicated manufacturing area located within the Company's facilities located in Anaheim, California and in Lynnwood, Washington. Gyyr primarily uses continuous unit flow assembly lines. Gyyr and the Broadcast Division share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance and manufacturing engineering. A single management structure oversees these operations.

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

COMMUNICATIONS DIVISION

  The Company's Communications Division includes telecommunications related products and space borne digital data recorders. The Communications Division supplies products that synchronize telecommunication and computer systems and products that provide an interface between the wide area network ("WAN") and the local area networks ("LAN").

  Odetics telecom synchronization products are sold for new applications in cellular telephone systems and the new PCS networks being implemented throughout the world. The principal customer of the Communications Division is LGIC of Korea. See "Risk Factors--Risks Associated with International Sales." The synchronization products are based on G.P.S. technologies. Most product applications are in the latest CDMA networks.

  The Company's telecom interface products are sold to local exchange carriers, interexchange carriers and local area network switch manufacturers. The product offerings fall into two categories: interface boards and stand alone systems. The interface boards are asynchronous transfer mode and SONET based, and are sold primarily to other telecom equipment manufacturers.

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

 Sales, Marketing and Principal Customers

  The Communications Division conducts its selling and marketing activities worldwide directly from the Company's principal facilities. The Company's telecom synchronization products are sold primarily through indirect sales organizations. Sales of network interface products are primarily made through indirect sales channels. During the fiscal year ended March 31, 1998, approximately 25% of the Communication Division's sales were derived from contracts with domestic or foreign governmental agencies and prime government contractors.

 Manufacturing and Materials

  The Communications Division production capabilities fall into two categories: commercial and space. The telecom business unit manufactures to best commercial practices. This group became ISO certified in February 1997. Most of the manufacturing operations consist of final assembly and test. The Company outsources board assembly and some preliminary fabrication processes.

  The space production is designed for low volume, program-managed manufacture, often with nonrecurring engineering for individual customer needs. Because of these unique requirements, the space business unit has extensive machining and electronic assembly capabilities in order to manage cost, schedule, and quality levels to the unusual and exacting needs of its customers.

ODETICS ITS, INC.

  Odetics ITS, Inc provides intelligent transportation systems, services and products to public agencies, vehicle manufacturers and consumers to address the growing demand for reduced congestion, enhanced roadway efficiency and improved safety. By combining the diverse expertise of transportation systems, software and electrical engineers with proprietary information technology, Odetics ITS has developed the core competencies necessary to design and implement innovative advanced transportation management systems. As one of the two companies developing and maintaining the National ITS Architecture, Odetics ITS is well positioned to shape the future direction of ITS deployment in the United States.

  Odetics ITS also leverages its proprietary outdoor image processing algorithms and sensor technology to develop new ITS products. The Vantage vehicle detection system provides reliable detection and visual imagery under a broad range of weather and lighting conditions. The flexibility, ease of installation and low maintenance of Vantage represent an attractive alternative to inductive loops for traffic surveillance. The Lane Tracker system, which provides an audible warning of lane departures, was jointly developed between Odetics ITS and Daimler Benz and integrates the proprietary technologies of both companies. The Company believes Lane Tracker will be the first commercially available, image processing based lane departure warning system.

 Sales, Marketing and Principal Customers

  Odetics ITS markets and sells its transportation management systems and services directly to end user government authorities pursuant to negotiated contracts and individual purchase agreements. Odetics ITS employs three full time Regional Managers in California, Michigan and Washington D.C. and has engaged one independent agent in China. Sales of Odetics ITS' systems generally involve long lead times and require extensive specification development, evaluation and price negotiations.

  The Vantage vehicle detection systems are primarily sold through indirect sales channels comprised of approximately twenty independent dealers in the United States and Canada who sell integrated solutions and related products to the traffic intersection market. Odetics ITS's agreement with these independent dealers typically prohibits such dealers from distributing competitive video detection systems. These dealers often have long-term supply arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. Odetics ITS' dealers generally maintain an inventory of demonstration traffic products including the Vantage vehicle detection systems and sell directly to government agencies and installation contractors. Such dealers are primarily responsible for sales, installation and support of the Vantage products. Odetics ITS holds technical training classes for its dealers and maintains a full time staff of customer support technicians to provide technical assistance when needed. Odetics ITS employs two full time Regional Sales Managers in California and Texas to support the dealer sales channel and one District Sales Manager who sells direct to end user agencies and contractors.

  Odetics ITS intends to sell its Lane Tracker Systems initially to heavy truck manufacturers through its product line management personnel. Sales of products to vehicle manufacturers generally require lengthy and complex design processes which could take up to four years. The Company anticipates that Odetics ITS will have to rely to a large extent on the marketing activities of the vehicle manufacturers who will have the ultimate access to the consumers. Odetics ITS has, however, engaged an independent sales agent to assist its marketing and sales activities in Europe.

 Manufacturing and Materials

  Odetics ITS maintains a manufacturing facility in the Company's headquarters in Anaheim, California for the manufacture of its Vantage products. The manufacturing activities of Odetics ITS consist primarily of testing and assembly. Odetics ITS currently shares certain manufacturing activities and employees with the Communications Division. The Company intends to outsource the manufacture of its Lane Tracker system and currently relies on one manufacturer for this product. Such manufacturer has not, to date, commenced volume production of the Lane Tracker product line, and accordingly, will need to expand capacity rapidly to accommodate full production.

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

BACKLOG

  The Company's backlog of unfulfilled firm orders was approximately $21.6 million as of March 31, 1998 and approximately $17.6 million at March 31, 1997. Approximately 92.7% of the Company's backlog at March 31, 1997 was recognized as revenues in fiscal 1998 and approximately 97.7% of the Company's backlog at March 31, 1998 is expected to be recognized as revenues in fiscal 1999. Pursuant to the customary terms of the Company's agreements with government contractors and other customers, orders generally may be cancelled or rescheduled by the customer. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of the Company's individual customers, which also can affect the timing of the conversion of the Company's backlog into revenues. For these reasons, among others, the Company's backlog at a particular date may not be indicative of its future revenues.

PRODUCT DEVELOPMENT

  The Company's business requires substantial ongoing research and development expenditures and other product development activities. For fiscal 1996, 1997 and 1998, the Company incurred approximately $5.2 million, $7.7 million and $9.3 million, respectively, of Company sponsored research and development costs and expenses, including reimbursable research and development expenses of the Company allowed in the Company's negotiated general and administrative rates on cost contracts with the United States Government.

  The Company expects to continue to pursue significant product development programs and incur significant research and development expenditures in all of its principal product lines and services. These programs are directed toward developing new products for advanced automated libraries as well as the processing and distribution of digital images.

COMPETITION

  The Company faces significant competition in each of its targeted markets. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Gyyr's principal competitors for time-lapse VCRs include Panasonic, Toshiba, Sanyo and Sony, all of which have far greater name recognition, marketing and other resources than the Company. Numerous other companies, including Japanese and other offshore vendors of VCRs, also offer competitive products. Management believes that Gyyr's products compete primarily on the basis of their value-added features, including those relating to digital image processing.

  The primary competition for the Communications Division's network synchronization products is Datum, Inc. In the Communications Division's space tape recorder market, the Company primarily competes with Seaker, General Electric Corporation, Lockheed Martin, and Schlumberger, S.A. An additional competitive factor in this market is space flight experience; however, with the advent of solid state recorders, the Company may face new competitors in this market. The Company believes its emerging network interface products are addressing market niches.

  Odetics ITS' competitors in the traffic management services market include ITS divisions of large corporations including Lockheed Martin and TRW, as well as many civil engineering firms. The Company believes that the principal bases of competition in the transportation management services market is the experience of key individuals and their relationships with government agencies, project management experience, name recognition and the ability to develop integrated software to link various aspects and components of the traffic management system. The Company expects increased competition in its transportation management services business as additional competitors gain experience and expertise with the National ITS Architecture.In the market for vehicle detection, the Company competes primarily with manufacturers and installers of inductive loops, with other manufacturers of video camera detection systems such as Image Sensing Systems, Inc. and the Peek business unit of Thermo Power, and to a lesser extent with other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors. The Company is not aware of any other company that currently sells a vision based lane tracking safety device for in-vehicle applications.

  The markets for the Company's products and services are highly competitive and are characterized by rapidly changing technology and evolving standards. The Company believes that its ability to compete depends on a number of factors, including the success and timing of new product development by the Company and its competitors, compatibility of the Company's products with a broad range of computing systems, product quality and performance, reliability, functionality, price, and service and technical support. Many of the Company's current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, manufacturing, distribution and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging standards or technologies or to devote greater resources to the promotion and sale of their products than the Company. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. The failure of the Company to provide services and develop and market products that compete successfully with those of other suppliers and consultants in the market would have a material adverse effect on the Company's business, financial condition and results of operations

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

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

  While management believes its patents, patent applications, software and other proprietary know-how have value, changing technology makes the Company's future success dependent principally upon its Associates' technical competence and creative skills for continuing innovation. Litigation has been necessary in the past and may be necessary in the future to enforce the Company's proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend the Company against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on the Company's results of operations.

ASSOCIATES

  The Company refers to its employees as Associates. As of June 11, 1998, the Company employed 554 Associates, including 124 Associates in general management, administration and finance; 78 Associates in sales and marketing; 161 Associates in product development; 154 Associates in operations, manufacturing and quality; and 46 Associates in customer service. None of the Company's Associates is represented by a labor union and the Company has not experienced a work stoppage.

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

  From time to time, a portion of the Company's work relating to its digital data recorders may constitute classified United States government information or may be used in classified programs of the United States Government. For this purpose, the Company and certain Associates possess relevant security clearances. The Company's affected facilities and operations are subject to security regulations of the United States Government. The Company believes it is in full compliance with these regulations.

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

  FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced wide fluctuations in quarterly and annual operating results in the past and may continue to experience fluctuations in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products by competitors; the availability of components used in the manufacture of the Company's products; the expenditure of substantial funds for research and development for its subsidiaries and divisions; changes in pricing policies by the Company, its suppliers or its competitors and increased price competition; the ability of the Company to develop, introduce, market and gain market acceptance of new products (particularly the Roswell, ControLink, Vantage and Lane Tracker), applications and product enhancements in a timely manner and to control costs; the long lead times associated with government contracts or required by vehicle manufacturers; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the markets in which the Company operates; the reduction in revenues from government programs; the relatively thin level of backlog at any given time; the mix of sales among the Company's divisions; deferrals of customer orders in anticipation of new products, applications or product enhancements; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large customer orders, and the timing of a small number of orders can impact quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's growth in revenues in recent periods may not be sustainable and may not be indicative of future operating results, and there can be no assurance that the Company will continue to achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the market price of the Company's securities would probably be materially and adversely affected.

  UNCERTAINTY OF INCUBATOR STRATEGY. The Company has initiated a strategy to nurture its business divisions with the goal of conducting additional initial public offerings. The Company's ability to complete an initial public offering of any of its divisions or subsidiaries will depend upon numerous factors, including, without limitation, the overall performance of such division, its growth potential, management team, market size, customer base, product line and results of operations, as well as general economic and market conditions. There can be no assurance that the Company will be able to complete a successful initial public offering of any of its divisions in the near future, if at all.

  RAPID TECHNOLOGICAL CHANGE; EFFECT OF NEW PRODUCT INTRODUCTIONS AND UNCERTAIN MARKET ACCEPTANCE. The markets served by the Company are characterized by rapid technological advances, downward price pressure in the marketplace as technologies mature, changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. The Company's business requires substantial ongoing research and development efforts and expenditures, and its future success will depend on its ability to enhance its current products, reduce product costs and develop and introduce new products which incorporate the latest technological advancements in hardware, storage media, operating system software and applications software in response to evolving customer requirements. The Company's failure to anticipate or respond adequately to technological developments and changing customer requirements, the occurrence of significant delays in new product development or introduction or the failure of any new products to gain market acceptance could impair the Company's competitiveness and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to introduce new products or enhancements to existing products on a timely basis, if at all, or the effect to which such introductions will have on sales of existing products. To the extent new products are introduced, they may contain undetected design faults and software errors or "bugs" when first released by the Company that, despite testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced any material adverse effect resulting from any such faults or errors to date, there can be no assurance that faults or errors in the Company's existing products or in new products introduced by the Company will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could adversely affect the Company's competitive position and results of operations. The Company's success is also dependent in large part upon achieving broad market acceptance of certain new products including its Roswell, ControLink, Vantage and Lane Tracker products. There can be no assurance that any such products or enhancements thereto will be able to achieve broad market acceptance. Market acceptance of the Company's new products depends upon numerous factors, including the ability to resolve technical challenges in a timely and cost-effective manner, the perceived advantages over traditional products and the marketing capabilities of the Company's independent distributors and strategic partners. In addition, the Company anticipates that the manufacture of Lane Tracker will be outsourced to a single manufacturer. There can be no assurance that this manufacturer will be able to manufacture sufficient quantities in a timely manner or at a reasonable cost, either of which could materially and adversely affect the Company's ability to launch or gain market acceptance of Lane Tracker.

  RISKS ASSOCIATED WITH INTERNATIONAL SALES; EFFECT OF ASIAN ECONOMIC
CRISIS. International product sales represented approximately 30%, 36% and 34% of the Company's total net sales and contract revenues for the fiscal years ended March 31, 1996, 1997 and 1998, respectively. The Company's products sold by its telecommunications operations are sold principally to LGIC of Korea. As a result of economic uncertainty in Asia, particularly Korea, the Company's sales in this region declined during the fourth quarter of fiscal 1998 and could be further impacted by the currency devaluations and related economic problems in this region. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated primarily in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. The Company does not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  MANAGEMENT OF GROWTH; RISKS RELATED TO POSSIBLE ACQUISITIONS. Over the past year, the Company has significantly expanded its operations and has completed the acquisition of certain assets of the Transportation Business of Rockwell International as well as ICI, and the Company intends to continue to pursue an acquisition strategy. This period of rapid growth and expansion has placed, and continues to place, a significant strain on the Company's resources. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, all of which require substantial management effort. There can be no assurance that the such efforts can be accomplished successfully. There can be no assurance that the Company will be able to identify, acquire, profitably manage or successfully integrate any such business into the Company without incurring substantial delays or other operational or financial problems. Moreover, competitors of the Company are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may require significant capital infusions and, in general, involve a number of special risks, including the diversion of management's attention, the failure to retain or successfully integrate key acquired personnel, the challenge of operating diverse business divisions, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities and increased interest expense and amortization of acquired intangible assets, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

  RELIANCE ON GOVERNMENT CONTRACTS AND SUBCONTRACTORS; RISKS RELATED TO FIXED PRICE CONTRACTS. Substantially all of net sales by Odetics ITS and a portion of the net sales of the Communications Division for the year ended March 31, 1998 were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government business is, in general, subject to special risks and challenges such as long purchase cycles, competitive bidding and qualification requirements, performance bond requirements, delays in funding, budgetary constraints, milestone requirements and liquidated damage provisions for failure to meet contract milestones. In addition, an increasing number of the Company's government contracts are fixed price contracts, pursuant to which the Company benefits from cost savings, but is unable to recover for any cost overruns. Such fixed price contracts require the Company to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on the Company's ability to estimate such costs accurately and complete the project on a timely basis. In the event the Company's costs on such projects exceed the fixed contractual cost, the Company will be required to bear the excess costs. Such costs could exceed project profit margins or even revenues, and accordingly, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, certain of the Company's government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in net sales in any given quarter. The Company's inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could have a material adverse effect on the Company's business, financial condition and results of operations.

  COMPETITION. The Company competes in each of its markets with numerous other companies, many of which have far greater name recognition and financial, technological, marketing and customer service resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale and support of their products than the Company. The Company believes the principal competitive factors in the markets in which the Company participates are product quality and performance, price, reliability, upgradeability, service and technical support. There can be no assurance that the Company will be able to compete effectively in the markets for its products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect upon the Company's business, operating results and financial condition.

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

  VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has been in the past and could be in the future subject to wide fluctuations in response to quarterly variations in operating results, shortages announced by suppliers, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

  CONCENTRATION OF OWNERSHIP. As of June 25, 1998, the Company's officers and directors beneficially owned a majority of the total combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock. As a result of their stock ownership, management will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in management or change in control of the Company and may adversely affect the voting or other rights of other holders of Common Stock.

  ANTI-TAKEOVER EFFECT OF CHARTER PROVISIONS, BYLAWS, STOCK STRUCTURE AND STOCKHOLDER RIGHTS PLAN. The Company has two classes of Common Stock which are substantially identical other than with respect to voting power. The Company's Class A Common Stock entitles the holder to 1/10th vote per share and Class B Common Stock entitles the holder to one vote per share, with concentration of ownership of the Class B Common Stock in the Company's officers and directors and their affiliates. In addition, the Company's Board of Directors is elected annually on a split vote basis, with the holders of Class A Common Stock currently being entitled to elect two of the directors and holders of the Class B Common Stock currently being entitled to elect the remaining six directors. These provisions could have the effect of discouraging a proxy contest or making it more difficult for a third party acquiring a substantial block of the Company's Common Stock to effect a change in management and control of the Company. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Board of Directors of the Company is authorized to issue, without stockholder approval, up to 2,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences, as well as additional shares of Class B Common Stock, which could adversely affect the voting power or other rights of the holders of Class A Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock or additional shares of Class B Common Stock, the future issuance of Preferred Stock or Class B Common Stock or of rights to purchase Preferred Stock or Class B Common Stock could be used to discourage an unsolicited acquisition proposal. In March 1998, the Company's Board of Directors adopted a stockholder rights plan, pursuant to which the Company declared a dividend of preferred stock purchase rights to the Company's stockholders. Each right entitles the holder to purchase one one-thousandth of a share of junior participating Series A Preferred Stock of the Company at an exercise price of $60. While the rights generally are only exercisable if a person or group acquires 15% or more of the Company's stock, the exercise of the rights could cause substantial dilution to a particular acquiror. Although the purpose of the Stockholder Rights Plans is to provide an incentive to potential acquirors to deal directly with the Company's Board of Directors, the existence of the stockholder rights plan could be considered to delay or make a merger, tender offer or proxy contest more difficult.

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

ITEM 2. PROPERTIES.

  The Company's headquarters and principal operations are located in Anaheim, California. In 1984, the Company purchased and renovated a three building complex containing approximately 250,000 square feet situated on approximately 14 acres adjacent to the Interstate 5 freeway one block from Disneyland. These Company-owned facilities house the Company's corporate and administrative offices (approximately 43,000 dedicated square feet), as well as Gyyr and the Broadcast Division, (approximately 87,000 dedicated square feet), the Communications Division (approximately 67,000 dedicated square feet), and Odetics ITS (approximately 25,000 dedicated square feet).

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

ITEM 3. LEGAL PROCEEDINGS.

  The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrines of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case was returned to the Federal District Court for retrial, and in March 1998, the jury awarded the Company damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously order by the court against StorageTek should be stayed pending appeal. The Company has complied with the Court's request for further briefing and will argue in support of its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

                                                   CLASS A          CLASS B
                                                 COMMON STOCK     COMMON STOCK
                                               ---------------- ----------------
                                                HIGH     LOW      HIGH     LOW
                                               ------- -------- -------- -------
FISCAL YEAR ENDED MARCH 31, 1997
  First Quarter............................... $21     $ 6 1/4  $20      $ 6 5/8
  Second Quarter..............................  16 1/4   6 3/4   16 1/2    8 1/4
  Third Quarter...............................  17 3/4  11 1/2   17 1/2   12
  Fourth Quarter..............................  23 1/4  11 3/4   22 1/4   13 3/4
FISCAL YEAR ENDED MARCH 31, 1998
  First Quarter............................... $14 1/2 $ 9 3/4  $14 1/2  $10 1/2
  Second Quarter..............................  19 1/4  12 1/4   19 1/4   12
  Third Quarter(1)............................  21 3/4   4 5/8   21        4 1/2
  Fourth Quarter..............................   8 3/4   4 9/16  10 1/16   4 1/4

--------
(1) The Company's stock prices for the periods following October 31, 1997 give effect to the Distribution.

  As of June 25, 1998, the Company had 733 holders of record of Class A Common Stock and 178 holders of record of Class B Common Stock according to information furnished by the Company's transfer agent.

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

RECENT SALES OF UNREGISTERED SECURITIES

  In October, 1997, the Company issued an aggregate of 173,867 shares of its Class A Common Stock to the stockholders of ICI in connection with the merger of a wholly-owned subsidiary of the Company into ICI, in exchange for all of the outstanding Common Stock of ICI. The sale and issuance of such securities was exempt from registration under the Act by virtue of Section 4(2) thereof. No broker, dealers or underwriters were involved in this transaction. Since April 1, 1996, the Company has not sold any other unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial data with respect to the Company's consolidated statement of operations for each of the five fiscal years in the period ended March 31, 1998 and the consolidated balance sheet data at March 31, 1994, 1995, 1996, 1997 and 1998 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements for the fiscal years ended March 31, 1994 and 1995 and the Company's consolidated balance sheet at March 31, 1996 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Report.

                                         FISCAL YEAR ENDED MARCH 31,
                                   --------------------------------------------
                                    1994     1995     1996     1997      1998
                                   -------  -------  -------  -------  --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net sales........................  $45,557  $51,824  $65,056  $71,748  $ 79,552
Contract revenues................   18,099   13,280   10,161    9,032    10,284
                                   -------  -------  -------  -------  --------
Total net sales and contract
 revenues........................   63,656   65,104   75,217   80,780    89,836
Cost of sales....................   28,564   34,225   44,535   48,507    55,227
Cost of contract revenues........   11,114    6,633    4,374    4,907     6,430
Selling, general and
 administrative expenses.........   13,305   16,199   15,620   19,831    26,010
Research and development
 expenses........................    4,983    6,061    5,242    7,734     9,271
In process research and
 development.....................      --       --       --       --      2,106
Nonrecurring charge..............      --       767      --       --      1,716
Interest expense, net............    1,230      682      386      183       617
                                   -------  -------  -------  -------  --------
Income (loss) from continuing
 operations before income taxes..    4,460      537    5,060     (382)  (11,541)
Income taxes (benefit)...........    1,501      177    1,418     (181)   (2,858)
                                   -------  -------  -------  -------  --------
Income (loss) from continuing
 operations......................    2,959      360    3,642     (201)   (8,683)
Income (loss) from discontinued
 operations, net of income taxes.   (1,137)  (5,038)  (1,189)   3,931     2,089
                                   -------  -------  -------  -------  --------
Net income (loss)................  $ 1,822  $(4,678) $ 2,453  $ 3,730  $ (6,594)
                                   =======  =======  =======  =======  ========
Diluted earnings (loss) per
 share(1):
Continuing operations............  $  0.55  $  0.06  $  0.59  $ (0.03) $  (1.26)
Discontinued operations..........    (0.21)   (0.86)   (0.19)    0.62      0.31
                                   -------  -------  -------  -------  --------
Earnings (loss) per share........  $  0.34  $ (0.80) $  0.40  $  0.59  j$ (0.95)
                                   =======  =======  =======  =======  ========
Shares used in calculating
 diluted earnings (loss) per
 share...........................    5,326    5,872    6,179    6,299     6,912

-------
(1) The earnings (loss) per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

     === === === === ===

                               FISCAL YEAR ENDED MARCH 31,
                         ---------------------------------------
                          1994    1995    1996    1997    1998
                         ------- ------- ------- ------- -------
                                     (IN THOUSANDS)
CONSOLIDATED BALANCE
 SHEET DATA:
Working Capital......... $20,052 $24,892 $20,610 $21,903 $19,996
Total assets............  63,070  70,098  73,013  85,805  88,790
Long-term debt (less
 current portion).......  16,723  25,757  22,019  11,860  21,000
Retained earnings.......  10,706   6,027   8,481  12,211  (3,795)
Total stockholders'
 equity.................  31,239  27,736  30,985  51,828  38,580

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

  The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                            AS OF MARCH 31,
                                                           -------------------
                                                           1996   1997   1998
                                                           -----  -----  -----
   Net sales..............................................  86.5%  88.8%  88.6%
   Contract revenues......................................  13.5   11.2   11.4
                                                           -----  -----  -----
   Total net sales and contract revenues.................. 100.0  100.0  100.0
   Cost of sales..........................................  59.2   60.0   61.4
   Cost of contract revenues..............................   5.8    6.1    7.2
   Selling, general and administrative expenses...........  20.8   24.5   29.0
   Research and development expenses......................   7.0    9.6   10.3
   In process research and development....................   0.0    0.0    2.3
   Nonrecurring charge....................................   0.0    0.0    1.9
   Interest expense, net..................................   0.5    0.2    0.7
                                                           -----  -----  -----
   Income (loss) from continuing operations before income
    taxes.................................................   6.7   (0.4) (12.8)
   Income taxes (benefit).................................   1.9   (0.2)  (3.2)
                                                           -----  -----  -----
   Income (loss) from continuing operations...............   4.8   (0.2)  (9.6)
   Income (loss) from discontinued operations, net of in-
    come taxes............................................  (1.5)   4.8    2.3
                                                           -----  -----  -----
   Net income (loss)......................................   3.3%   4.6% (7.3)%
                                                           =====  =====  =====

  General. On October 31, 1997, the Company completed the spin-off of its 82.9% interest in ATL by distributing the Company's 8,005,000 shares of Class A Common Stock to the Company's stockholders of record on October 31, 1997. In connection with the spin-off, the Company's financial statements have been restated to reflect continuing and discontinued operations. Discontinued operations reflect the Company's interest in the operations of ATL for all periods presented.

  Net Sales and Contract Revenues. Net sales and contract revenues consist of:
(i) sales of products and services to commercial customers ("net sales") and
(ii) revenues derived from contracts with state, county, and municipal agencies for intelligent transportation systems projects and from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems ("contract revenues"). Total net sales and contract revenues increased 11.2% to $89.8 million for the fiscal year ended March 31, 1998 ("fiscal 1998") compared to $80.8 million for the fiscal year ended March 31, 1997 ("fiscal 1997"), and increased 7.4% in fiscal 1997 from $75.2 million for the year fiscal year ended March 31, 1996 ("fiscal 1996").

  Net sales increased 10.9% to $79.6 million in fiscal 1998 compared to $71.7 million in fiscal 1997 primarily as a result of an 18% increase in sales by Gyyr and a 79% increase in sales of the Company's timing and synchronization products sold by the Company's Communications Division to a major Korean telecommunications customer. While sales in fiscal 1998 to this customer increased as compared to fiscal 1997, the Company experienced a significant decline in fourth quarter sales to this customer largely due to the economic crisis in Asia. During fiscal 1998, Gyyr increased sales of electronic security equipment and service revenue. The Company completed the acquisition of ICI which also contributed to the increased sales. The sales increases in Gyyr and in the Communications Division were offset by declines in sales in the Company's Broadcast Division which resulted from delays in delivery of "Roswell."

  The Company's net sales increased 10.3% to $71.7 million in fiscal 1997 compared to $65.0 million in fiscal 1996 primarily as a result of increased sales of timing and synchronization products and increased sales of network interface devices manufactured by the Communications Division, in addition to an increase in sales of Gyyr. Increased sales in Gyyr and the Communications Division were offset by a decrease in sales of the Broadcast Division.

  Contract revenues increased 13.9% to $10.3 million in fiscal 1998 compared to $9.0 million in fiscal 1997. Contract revenues decreased 11.0% to $9.0 million in fiscal 1997 compared to $10.2 million in fiscal 1996. In the first quarter of fiscal 1998, the Company acquired certain assets of the Transportation Systems business of Rockwell International, which were consolidated into the Company's ITS business. The increase in contract revenues in fiscal 1998 reflects the revenue contribution from ITS. The increase in contract revenues in ITS in fiscal 1998 was partially offset by declines in contract revenues from the sale of space recorders and related service and equipment to agencies of the United States Government. The Company intends to focus strategically on commercial markets and the markets for ITS products and services.

  Gross Profit. Total gross profit as a percent of net sales and contract revenues decreased to 31.4% in fiscal 1998, compared to 33.9% in fiscal 1997, and 35.0% in fiscal 1996. The decrease in fiscal 1998 compared to fiscal 1997 reflects decreased gross profit performance in Broadcast on an unfavorable sales mix and higher unabsorbed manufacturing overhead, which was partially offset by improved gross profit performance in Gyyr and the Communications Division due to changes in product mix toward products with higher margins, improved efficiencies associated with increased sales volume, and improved margin contribution from the acquisition of ICI in October 1997. The decrease in fiscal 1998 also reflects a lower gross profit contribution on contract revenues from the Company's ITS business compared to other contract revenues during fiscal 1997.

  The decrease in total gross profit in fiscal 1997 compared to fiscal 1996 reflects decreased gross profits on contract revenues, which was partially offset by increased gross profit performance in Gyyr as a result of improved sales mix favoring higher margin products and improved absorption of manufacturing overhead costs. The Company's gross profits on contract revenues in each accounting period reflect the mix of contracts currently under development, and can be expected to vary from period to period.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased 31.2% to $26.0 million (or 29.0% of total net sales and contract revenues) in fiscal 1998 compared to $19.8 million (or 24.5% of total net sales and contract revenues) in fiscal 1997, and increased 27.0% in fiscal 1997 compared to $15.6 million (or 20.8% of total net sales and contract revenues) in fiscal 1996. The Company has experienced increased costs across all of its operating divisions and subsidiaries for sales, marketing, and administrative activities as a function of its planned growth. The expenses include labor costs, sales commissions on increased sales volume, advertising and promotion to support new product roll-out, and costs related to international expansion, particularly in Europe and Asia. In addition, selling, general and administrative expense increased in absolute dollars in fiscal 1998 related to the Company's acquisitions of ICI and certain assets of the Transportation Systems business of Rockwell International discussed above.

  Research and Development Expense. Research and development expense increased 19.9% to $9.3 million (or 10.3% of total net sales and contract revenues) in fiscal 1998 compared to $7.7 million (or 9.6% of total net sales and contract revenues) in fiscal 1997, and increased 47.5% in fiscal 1997 compared to $5.2 million (or 7.0% of total net sales and contract revenues) in fiscal 1996. For competitive reasons, the Company closely guards the confidentiality of specific development projects. Increased spending for research and development both in terms of absolute dollars and as a percent of revenues reflects primarily expenses for engineering labor and related benefits, prototype material costs and consulting fees. The Company experienced increased expenses for research and development expense in each of Gyyr, the Broadcast Division and the Communications Division. The acquisitions of ICI and certain assets of the Transportation Systems business did not materially impact the increases in current year research and development expenses.

  Nonrecurring Charge. In March 1998, the Company recorded a nonrecurring charge of $1.7 million. The charge reflects severance costs related to retirement of certain of the Company's founders and officers, and to a lesser extent, costs incurred to terminate a joint venture relationship in China.

  Interest Expense, Net. Interest Expense, net reflects the net of interest expense and interest income as follows:

                                             FISCAL 1996 FISCAL 1997 FISCAL 1998
                                             ----------- ----------- -----------
   Interest Expense.........................   $2,247      $1,890      $1,609
   Interest Income..........................    1,861       1,707         992
                                               ------      ------      ------
   Interest Expense, net....................   $  386      $  183      $  617
                                               ======      ======      ======

  Interest expense decreased 14.9% in fiscal 1998 compared to fiscal 1997, and decreased 15.9% in fiscal 1997 compared to fiscal 1996. This decrease represents reduced average outstanding borrowings on the Company's line of credit. Interest income was derived primarily from a note receivable due from ATL, the Company's former subsidiary. The reduction in interest income in each of the last three fiscal years reflects principal reduction on this note, which pursuant to its terms is payable in sixteen quarterly installments by ATL.

  In-Process Research and Development. In the fourth quarter of fiscal 1998, the Company completed the purchase price allocation related to its acquisition of ICI and determined that $2.1 million of the purchase price was attributable to the value of research and development activities in process at the date of acquisition. In accordance with the provisions of FASB Statement No. 2, "Accounting for Research and Development Cost," the Company recorded a charge in fiscal 1998 for such in-process research and development.

  Income Taxes. The Company's effective tax rate from continuing operations was 28.0%, (47.4%) and (24.8)% in fiscal 1996, 1997 and 1998, respectively.
The tax benefit recorded in 1998 was less than the statutory rate because no benefit was recorded in connection with $2.1 million write-off of purchased research and development expenses associated with the acquisition of ICI, a reduction in the benefit of general business credits on total expense, and foreign losses recorded in Singapore for which no tax benefit was recognized. The recognition of general business credits in 1996 reduced the Company's effective tax rates below the statutory rates, while such credits increased the tax benefit recorded in 1997.

  In 1997, the Company entered into a Tax Allocation Agreement with ATL effective April 1, 1996 pursuant to which ATL made payments to the Company, or the Company made payments to ATL, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on its consolidated federal, and consolidated or combined state income tax returns. In addition, the Tax Allocation Agreement provided that members of the Company's consolidated group generating tax losses after April 1, 1996 will be paid by other members of the group that utilize such tax losses to reduce such other members' tax liability. Accordingly, the tax provisions for ATL was recorded as a component of the income (loss) from discontinued operations at a 40% effective tax rate for each fiscal year. The Tax Allocation Agreement was effectively canceled upon completion of the spin-out of ATL on October 31, 1997.

  Income (Loss) from Continuing Operations. In connection with the spin-off of its 82.9% ownership interest in ATL on October 31, 1997, the Company restated its financial statements to present the results of operations of ATL as discontinued operations for all periods presented. Income (loss) from continuing operations reflects the continuing operations of the Company including Gyyr, the Broadcast Division and the Communications Division.

LIQUIDITY AND CAPITAL RESOURCES

  On October 31, 1997, the Company completed the spin-off of its holdings in ATL. The effect of the spin-off was to reduce total assets of the Company by approximately $11.6 million, representing the net assets of the discontinued operations reported in the Company's Form 10-Q for the second quarter of fiscal 1998.

  The Company's net loss of $6.6 million incurred during fiscal 1998 contributed to negative cash flow from operating activities of $7.9 million. The losses were funded primarily by increased borrowings on the Company's line of credit facility with its principal banks and cash received from ATL discussed below. The Company has a $17.0 million bank line of credit with Imperial Bank and Comerica Bank-California which provides for borrowings generally at the lesser of the bank's prime rate (8.5% at March 31, 1998) or the bank's LIBOR rate plus 2.25%. Borrowings are available for general working capital purposes, and at March 31, 1998, approximately $3.9 million was available for borrowing under the line. The Company's borrowing's under the line are secured by substantially all of the Company's assets. At March 31, 1998, the Company was in violation of certain financial ratio covenants. The bank has waived compliance with those covenants at March 31, 1998 and the covenants are expected to be modified to allow the Company to be in compliance with the requirements of the line of credit facility in future periods.

  In April 1997, ATL issued a promissory note payable to Odetics in the original principal amount of $13.0 million, representing the aggregate balance of ATL's interest bearing advances from the Company outstanding following ATL's initial public offering. The note bears interest at a rate equal to the Company's cost of borrowing (8.5% at March 31, 1998). Principal and interest on this note are payable to the Company in sixteen quarterly installments at the end of each calendar quarter. During fiscal 1998, the Company received $3.0 million in cash from ATL as payments of principal and interest on this note.

  The Company anticipates that the combination of net cash flow from operating activities, proceeds from its promissory note due from ATL, together with future borrowings under its line of credit with its principal banks, will enable it to execute its operating plans and meet its obligations on a timely basis for at least the next twelve months.

YEAR 2000 COMPLIANCE

  Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with compliance with Year 2000 requirements. Although the Company's core products are designed to be Year 2000 compliant, there can be no assurance that such products contain all necessary date code changes. The Company is exploring changes to its existing information systems to become Year 2000 compliant. The Company will be required to expend additional resources to make such corrections to its products and information systems, which corrections may not be able to be made on a timely basis, if at all. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. In addition, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business financial condition and results of operation.

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

  (b) IDENTIFICATION OF EXECUTIVE OFFICERS. The information under the headings "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

  (C) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information under the headings "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information under the headings "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management," appearing in the Proxy Statement, is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this Report:

    1. FINANCIAL STATEMENTS. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                           PAGE
                                                                           ----
   Index to Consolidated Financial Statements............................. F-1
   Report of Ernst & Young LLP, Independent Auditors...................... F-2
   Consolidated Balance Sheets as of March 31, 1997 and 1998.............. F-3
   Consolidated Statements of Operations for the years ended March 31,
    1996, 1997 and 1998................................................... F-4
   Consolidated Statements of Stockholders' Equity for the years ended
    March 31, 1996, 1997 and 1998 ........................................ F-5
   Consolidated Statements of Cash Flows for the years ended March 31,
    1996, 1997 and 1998................................................... F-6
   Notes to Consolidated Financial Statements............................. F-7

  2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements of notes thereto.

                                                                            PAGE
                                                                            ----
   Schedule II--Consolidated Valuation and Qualifying Accounts............. S-1

  3. EXHIBITS.

  3.1 Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company's Form 10-Q for the quarter ended September 30, 1987 and incorporated herein by reference.
  3.2 Bylaws of the Company, as amended, filed as Exhibit 4.2 to the Company's Form S-1 filed July 6, 1993 and incorporated herein by reference.
  4.1 Specimen of Class A Common Stock and Class B Common Stock certificates filed as Exhibit 4.3 to Amendment No. 1 filed September 30, 1993 to the Company's Form S-1 filed July 6, 1993 and incorporated herein by reference.
 10.1 1981 Incentive Stock Option Plan and form of Stock Option Agreement, filed as Exhibit 4.1 to the Company's Form S-8 filed June 27, 1985
         (Reg. No. 2-98656) (the "1985 Form S-8") and incorporated herein by reference.
 10.2 1982 Nonstatutory Stock Option and Stock Appreciation Rights Plan and forms of Nonstatutory Stock Option and Stock Appreciation Rights
         Agreement, filed as Exhibit 4.2 to the 1985 Form S-8 and incorporated herein by reference.
 10.3   1992 Incentive Stock Option Plan and forms of Incentive Stock Option
         Agreement and Nonstatutory Stock Option Agreement filed as Exhibit
         4.1, 4.2 and 4.3, respectively, to the Company's Form S-8 filed March
         10, 1993 (Reg. No. 33-59274) and incorporated herein by reference.
 10.4 Profit Sharing Plan and Trust, filed as Exhibit 4.3 to Amendment No. 2 to the 1985 Form S-8 filed May 5, 1988 (Reg No. 2-98656) and incorporated herein by reference.
 10.5 Form of Executive Deferral Plan between the Company and certain employees of the Company, filed as Exhibit 10.4 to the Company's Form
         10-K for the year ended March 31, 1988 and incorporated herein by reference.
 10.6 Second Amended and Restated Loan Agreement between Bank of the West and the Company entered into as of September 30, 1992, filed as Exhibit
         10.6 to the Company's Form S-1 filed July 6, 1993 and incorporated herein by reference.
 10.7   Loan and Security Agreement between ATL Products, Inc. and Bank of the
         West entered into as of February 26, 1993, filed as Exhibit 10.6 to the Company's Form S-1 filed July 6, 1993 and incorporated herein by reference.
 10.8   Modification Agreement regarding the agreements referenced in Exhibits
         10.6 and 10.7, as modified by the First Amendments to Modification
         Agreement from Bank of the West dated as of February 26, 1993 and August 9, 1993 filed as Exhibit 10.6 to the Company's Form S-1 filed
         July 6, 1993 and incorporated herein by reference.
 10.9.1 Form of Indemnity Agreement entered into by the Company, and certain officers and directors, filed as Exhibit 19.4 to the Company's Form
         10-Q for the quarter ended September 30, 1988 and incorporated herein by reference.
 10.9.2 Schedule of officers and directors covered by Indemnity Agreement filed as Exhibit 10.9.2 to Amendment No. 1 filed September 30, 1993 to the
         Company's Form S-1 filed July 6, 1993 and incorporated herein by reference.
 10.10  Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust, filed as
         Exhibits 4.3.1 and 4.3.2 respectively, to Amendment No. 3 to the
         Company's 1983 Form S-8 (Reg. No. 2-86220) filed June 13, 1990 and incorporated herein by reference.
 10.11 Lease between the Company and Roths Properties entered into as of November 1, 1990 filed as Exhibit 10.11 to the Company's Form S-1 filed July 6, 1993 and incorporated herein by reference.
 10.12 Promissory Note in the original principal amount of $15,000,000 payable to The Northwestern Mutual Life Insurance Company ("NMLI") dated
         October 31, 1989 and related Deed of Trust, Security Agreement and
         Financing Statement between Odetics, Inc. and NMLI dated October 31,
         1989 filed as Exhibit 10.12 to the Company's Form S-1 filed July 6,
         1993 and incorporated herein by reference.

 10.13 Separation and Distribution Agreement between the Company and ATL dated
        March 1, 1997, filed as Exhibit 10.13 to the Company's Annual Report on
        Form 10-K for the year ended March 31, 1997 as filed with the
        Commission on June 30, 1997 (the "1997 Form 10-K").
 10.14 Tax Allocation Agreement between the Company and ATL dated March 1,
        1997, filed as Exhibit 10.14 to the Company's 1997 Form 10-K.
 10.15 Services Agreement between the Company and ATL dated March 21, 1997, filed as Exhibit 10.15 to the Company's 1997 Form 10-K.
 10.16 Promissory Note between the Company and ATL dated April 1, 1997, filed as Exhibit 10.16 to the Company's 1997 Form 10-K.
 10.17 Amendment Number Six to Loan and Security Agreement dated March 31, 1997 between the Company, Gyyr, Imperial Bank and Comerica Bank-California,
        filed as Exhibit 10.17 to the Company's 1997 Form 10-K.
 10.18 1997 Stock Incentive Plan filed as Exhibit 99.1 to the Company's
        Registration Statement on Form S-8 (File No. 333-44907) as filed with the Commission on January 26, 1998 (the "1998 Form S-8").
 10.19 Form of Notice of Grant of Stock Option filed as Exhibit 99.2 to the
        Company's 1998 Form S-8.
 10.20 Form of Stock Option Agreement filed as Exhibit 99.3 to the Company's
        1998 Form S-8.
 10.21 Form of Addendum to Stock Option Agreement (Involuntary Termination
        Following Corporate Transaction/Change in Control) filed as Exhibit
        99.4 to the Company's 1998 Form S-8.
 10.22 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation
        Rights) filed as Exhibit 99.5 to the Company's 1998 Form S-8.
 10.23 Form of Stock Issuance Agreement filed as Exhibit 99.6 to the Company's
        1998 Form S-8.
 10.24 Form of Addendum to Stock Issuance Agreement (Involuntary Termination
        Following Corporate Transaction/Change in Control) filed as Exhibit
        99.7 to the Company's 1998 Form S-8.
 10.25 Form of Notice of Grant of Automatic Stock Option (Initial Grant) filed as Exhibit 99.8 to the Company's 1998 Form S-8
 10.26 Form of Notice of Grant of Automatic Stock Option (Annual Grant) filed as Exhibit 99.9 to the Company's 1998 Form S-8
 10.27 Form of Automatic Stock Option Agreement filed as Exhibit 99.10 to the
        Company's 1998 Form S-8
 21    Subsidiaries of the Company.
 23.1  Consent of Independent Auditors.
 27    Financial Data Schedule.

   b. Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K dated October 31, 1997 was filed with the Securities and Exchange Commission reporting the Distribution of the Company's interest in ATL to the Company's stockholders, and the restatement of the Company's financial statements to reflect the operations of ATL as discontinued.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on June 29, 1998.

                                          ODETICS, INC.

                                                    /s/ Joel Slutzky
                                          By: _________________________________
                                                        Joel Slutzky
                                                  Chief Executive Officer,
                                               President and Chairman of the
                                                           Board

                               POWER OF ATTORNEY

  We, the undersigned officers and directors of Odetics, Inc., do hereby constitute and appoint Joel Slutzky and Gregory A. Miner, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

        /s/ Joel Slutzky             Chief Executive Officer,       June 29, 1998
____________________________________  President and Chairman of
            Joel Slutzky              the Board (principal
                                      executive officer)

    /s/ Crandall Gudmundson          Director                       June 29, 1998
____________________________________
        Crandall Gudmundson

        /s/ Jerry Muench             Director                       June 29, 1998
____________________________________
            Jerry Muench

       /s/ Kevin C. Daly             Director                       June 29, 1998
____________________________________
           Kevin C. Daly

         /s/ Gary Smith              Vice President and             June 29, 1998
____________________________________  Controller (principal
             Gary Smith               accounting officer)

     /s/ Ralph R. Mickelson          Director                       June 29, 1998
____________________________________
         Ralph R. Michelson


             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

         /s/ Leo Wexler              Director                       June 29, 1998
____________________________________
             Leo Wexler

       /s/ John Seazholtz            Director                       June 29, 1998
____________________________________
           John Seazholtz

       /s/ Paul E. Wright            Director                       June 29, 1998
____________________________________
           Paul E. Wright

      /s/ Gregory A. Miner           Vice President, Director,      June 29, 1998
____________________________________  Chief Operating Officer and
          Gregory A. Miner            Chief Financial (principal
                                      financial officer)

                                 ODETICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets as of March 31, 1997 and 1998................. F-3
Consolidated Statements of Operations for the years ended March 31, 1996,
 1997 and 1998............................................................ F-4
Consolidated Statements of Stockholders' Equity for the years ended March
 31, 1996, 1997 and 1998.................................................. F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1996,
 1997 and 1998............................................................ F-6
Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Odetics, Inc.

  We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  Ernst & Young LLP

Orange County, California
May 4, 1998

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31 ,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
                                                             (IN THOUSANDS)
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  1,865  $  1,131
  Trade accounts receivable, net of allowance for doubtful
   accounts of $350,000 in 1997 and $432,000 in 1998.......   17,127    15,048
  Current portion of ATL note receivable (Note 4)..........    3,249     3,249
  Receivable from ATL (Note 4).............................    2,148     1,553
  Costs and estimated earnings in excess of billings on
   uncompleted contracts (Note 5)..........................    1,922     2,583
  Inventories:
    Finished goods.........................................      498       569
    Work in process........................................    2,968     2,176
    Materials and supplies.................................   12,184    18,065
  Prepaid expenses and other...............................      978     1,592
  Income taxes receivable..................................      --      1,039
  Deferred income taxes....................................      547     1,558
                                                            --------  --------
Total current assets.......................................   43,486    48,563
Property, plant and equipment:
  Land.....................................................    2,090     2,090
  Buildings and improvements...............................   17,642    18,481
  Equipment................................................   24,234    28,006
  Furniture and fixtures...................................      968     1,312
  Allowances for depreciation..............................  (23,824)  (26,550)
                                                            --------  --------
                                                              21,110    23,339
Net assets of discontinued operations......................    8,723       --
Long term ATL note receivable less current portion (Note
 4)........................................................    9,748     6,770
Goodwill, net of accumulated amortization of $306,000 in
 1997 and $571,000 in 1998.................................      169     5,850
Other assets...............................................    2,569     4,268
                                                            --------  --------
     Total assets.......................................... $ 85,805  $ 88,790
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................................... $  8,802  $ 13,672
  Accrued payroll and related..............................    5,306     5,093
  Accrued expenses.........................................    1,788     2,083
  Income taxes payable.....................................    1,276       --
  Contract loss accrual....................................      --      4,541
  Billings in excess of costs and estimated earnings on
   uncompleted contracts (Note 5)..........................    2,690     1,580
  Current portion of long-term debt (Note 6)...............    1,721     1,598
                                                            --------  --------
Total current liabilities..................................   21,583    28,567
Revolving line of credit...................................    2,100    12,800
Long-term debt, less current portion (Note 6)..............    9,760     8,200
Deferred income taxes (Note 8).............................      534       643
Commitments and contingencies (Notes 6 and 11)
Stockholders' equity (Notes 9 and 10):
  Preferred stock:
    Authorized shares--2,000,000
    Issued and outstanding--none...........................      --        --
  Common stock, $.10 par value:
    Authorized shares--10,000,000 of Class A and 2,600,000
    of Class B
     Issued and outstanding shares--5,315,653 of Class A
     and 1,064,241 of Class B at March 31, 1997; 6,202,778
     of Class A and 1,062,041 of Class B at March 31, 1998.      638       726
  Paid-in capital.......................................... $ 38,927  $ 45,240
  Treasury stock, 0 and 50,000 shares in 1997 and 1998,
   respectively............................................      --       (239)
  Notes receivable from employees (Note 10)................      --     (3,377)
  Foreign currency translation.............................       52        25
  Retained earnings........................................   12,211    (3,795)
                                                            --------  --------
     Total stockholders' equity............................   51,828    38,580
                                                            --------  --------
     Total liabilities and stockholders' equity............ $ 85,805  $ 88,790
                                                            ========  ========

                            See accompanying notes.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED MARCH 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    -------  -------  --------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Net sales and contract revenues:
  Net sales........................................ $65,056  $71,748  $ 79,552
  Contract revenues................................  10,161    9,032    10,284
                                                    -------  -------  --------
                                                     75,217   80,780    89,836
Costs and expenses:
  Cost of sales....................................  44,535   48,507    55,227
  Cost of contract revenues........................   4,374    4,907     6,430
  Selling, general and administrative expenses.....  15,620   19,831    26,010
  Research and development expenses................   5,242    7,734     9,271
  In process research and development..............     --       --      2,106
  Nonrecurring charge (Note 7).....................     --       --      1,716
  Interest expense, net............................     386      183       617
                                                    -------  -------  --------
                                                     70,157   81,162   101,377
                                                    -------  -------  --------
Income (loss) from continuing operations before
 income taxes......................................   5,060     (382)  (11,541)
Income taxes (benefit) (Note 8)....................   1,418     (181)   (2,858)
                                                    -------  -------  --------
Income (loss) from continuing operations...........   3,642     (201)   (8,683)
Income (loss) from discontinued operations, net of
 income taxes......................................  (1,189)   3,931     2,089
                                                    -------  -------  --------
Net income (loss).................................. $ 2,453  $ 3,730  $ (6,594)
                                                    =======  =======  ========
Basic earnings (loss) per share:
  Continuing operations............................ $   .60  $  (.03) $  (1.26)
  Discontinued operations..........................    (.20)     .62       .31
                                                    -------  -------  --------
  Earnings (loss) per share........................ $   .40  $   .59  $   (.95)
                                                    =======  =======  ========
Diluted earnings (loss) per share:
  Continuing operations............................ $   .59  $  (.03) $  (1.26)
  Discontinued operations..........................    (.19)     .62       .31
                                                    -------  -------  --------
  Earnings (loss) per share........................ $   .40  $   .59  $   (.95)
                                                    =======  =======  ========


                            See accompanying notes.

                                 ODETICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK
                         ---------------------
                            SHARES
                          OUTSTANDING
                         -------------
                         CLASS  CLASS                               NOTE
                           A      B                              RECEIVABLE   FOREIGN
                         COMMON COMMON         PAID-IN  TREASURY    FROM     CURRENCY   RETAINED
                         STOCK  STOCK   AMOUNT CAPITAL   STOCK   EMPLOYEES  TRANSLATION EARNINGS   TOTAL
                         ------ ------  ------ -------  -------- ---------- ----------- --------  --------
                                                         (IN THOUSANDS)
Balance at March 31,
 1995................... 4,787  1,161    $595  $21,067   $ --     $   --       $ 46     $ 6,028   $ 27,736
  Issuances of common
   stock (Notes 9 and
   10)..................   148    --       15      837     --         --        --          --         852
  Foreign currency
   translation
   adjustments..........   --     --      --       --      --         --        (56)        --         (56)
  Net income............   --     --      --       --      --         --        --        2,453      2,453
                         -----  -----    ----  -------   -----    -------      ----     -------   --------
Balance at March 31,
 1996................... 4,935  1,161     610   21,904     --         --        (10)      8,481     30,985
  Issuances of common
   stock (Notes 9 and
   10)..................   284    --       28    2,568     --         --        --          --       2,596
  Conversion of Class B
   common stock.........    97    (97)    --       --      --         --        --          --         --
  Issuance of ATL
   Products, Inc. common
   stock (Note 2)          --     --      --    14,455     --         --        --          --      14,455
  Foreign currency
   translation
   adjustments..........   --     --      --       --      --         --         62         --          62
  Net income............   --     --      --       --      --         --        --        3,730      3,730
                         -----  -----    ----  -------   -----    -------      ----     -------   --------
Balance at March 31,
 1997................... 5,316  1,064     638   38,927     --         --         52      12,211     51,828
  Issuances of common
   stock (Notes 9 and
   10)..................   885    --       88    7,968     --      (3,377)      --          --       4,679
  Conversion of Class B
   common stock.........     2     (2)    --       --      --         --        --          --         --
  Spin-off of ATL
   Products, Inc. common
   stock (Note 2).......   --     --      --    (1,655)    --         --        --       (9,412)   (11,067)
  Purchase of treasury
   stock................   --     --      --       --     (239)       --        --          --        (239)
  Foreign currency
   translation
   adjustments..........   --     --      --       --      --         --        (27)        --         (27)
  Net loss..............   --     --      --       --      --         --                 (6,594)    (6,594)
                         -----  -----    ----  -------   -----    -------      ----     -------   --------
Balance at March 31,
 1998................... 6,203  1,062    $726  $45,240   $(239)   $(3,377)     $ 25     $(3,795)  $ 38,580
                         =====  =====    ====  =======   =====    =======      ====     =======   ========

                            See accompanying notes.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED MARCH 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ..............................  $  2,453  $  3,730  $ (6,594)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  (Income) loss from discontinued operations....     1,189    (3,931)   (2,089)
  Depreciation and amortization.................     2,244     3,119     2,912
  Write-off of in process research and
   development..................................       --        --      2,106
  Contribution to ASOP..........................       430       517       511
  Provision for losses on accounts receivable...       170       277       155
  Provision (benefit) for deferred income taxes.        76       266      (902)
  Gain on sale of assets........................       314       377        16
  Net proceeds from settlement of litigation
   (Note 11)....................................       --      5,860       --
  Foreign currency translation gain.............       (56)       62       (27)
  Changes in net assets of discontinued
   operations...................................        86     1,291       --
  Changes in operating assets and liabilities
   (Note 13)....................................     2,875    (7,464)   (3,989)
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................     9,781     4,104    (7,901)

INVESTING ACTIVITIES
Purchases of property, plant and equipment......    (3,038)   (3,307)   (3,834)
Proceeds from sale of equipment.................        74        12         5
Purchase of net assets of acquired business.....       --        --     (2,171)
Net cash (paid to) received from ATL............    (3,232)    8,066     2,978
                                                  --------  --------  --------
Net cash provided by (used in) investing activi-
 ties...........................................    (6,196)    4,771    (3,022)

FINANCING ACTIVITIES
Proceeds from line of credit and long-term
 borrowings.....................................    36,152    54,840    49,176
Principal payments on line of credit, long-term
 debt, and capital lease obligations............   (39,395)  (65,069)  (40,159)
Proceeds from issuance of common stock..........       422     2,078     1,172
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    (2,821)   (8,151)   10,189
                                                  --------  --------  --------
Increase in cash................................       764       724      (734)
Cash and cash equivalents at beginning of year..       377     1,141     1,865
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $  1,141  $  1,865  $  1,131
                                                  ========  ========  ========

                            See accompanying notes.

                         ODETICS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements of Odetics, Inc. (the Company) include the accounts of the Company and its subsidiaries Odetics Europe, Ltd., Odetics Asia and Pacific Pte Ltd. During fiscal 1990, the Company incorporated Odetics Europe, Ltd. to develop European commercial sales. During fiscal 1995, the Company incorporated Odetics Asia Pacific Pte Ltd. to develop commercial sales for the Asian Market. All significant intercompany accounts and transactions are eliminated in consolidation.

  On October 31, 1997, the Company completed the spin-off of its 82.9% interest in ATL Products, Inc. (ATL) by distributing the Company's 8,005,000 shares of Class A Common Stock to the Company's stockholders of record on October 31, 1997. As a result of the spin-off, the Company's financial statements have been restated to reflect the operations of ATL as discontinued operations.

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

REVENUE RECOGNITION

  Contract revenues and earnings on long-term cost-reimbursement and fixed-price contracts of the Company's Communication and Intelligent Transportation Divisions are recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Contract revenues include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Certain contracts contain incentive and/or penalty provisions that provide for increased or decreased revenues based upon performance in relation to established targets. Incentive fees are recorded when earned and penalty provisions are recorded when incurred, as long as the amounts can reasonably be determined.

  For all other divisions, sales and related cost of sales are recognized on the date of shipment or, if required, upon acceptance by the customer.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents consist of cash and short-term investments with maturities of less than ninety days.

FAIR VALUES OF FINANCIAL INSTRUMENTS

  Fair values of cash and cash equivalents, and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt and the note receivable from ATL approximates carrying value because the related rates of interest approximate current market rates and have variable rates of interest.

                         ODETICS, INC. AND SUBSIDIARY

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

  The Company reviews, long-lived assets and certain intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

GOODWILL

  Goodwill is being amortized using the straight-line method over the estimated useful life of 15 years.

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

  During fiscal 1996, 1997 and 1998, software development costs were amortized to cost of sales totaling $212,000, $473,000, and $585,000, respectively. The net unamortized balances of $1,843,000 and $3,785,000 are classified in other assets at March 31, 1997 and 1998, respectively.

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

                         ODETICS, INC. AND SUBSIDIARY

EARNINGS (LOSS) PER SHARE

  During fiscal 1998 the Company adopted the provisions of FASB Statement No. 128, Earnings Per Share (Statement No. 128) and the accounting rules set forth in staff Accounting Bulletin 98 issued by the Securities and Exchange Commission on February 3, 1998. Under Statement No. 128, diluted earnings per share reflects the dilutive effects of options, warrants and convertible securities while basic earnings per share is calculated solely on the basis of the Company's net loss divided by weighted average number of common shares outstanding. Earnings per share for all periods presented have been restated to conform with the provisions of Statement No. 128.

  The following table sets forth the computation of net income (loss) per share:

                                                   YEARS ENDED MARCH 31,
                                               -------------------------------
                                                 1996       1997       1998
                                               ---------  ---------  ---------
                                                (IN THOUSANDS, EXCEPT SHARE
                                                           DATA)
   Numerator:
     Income (loss) from continuing operation.  $   3,642  $    (201) $  (8,683)
     Income (loss) from discontinued
      operations.............................     (1,189)     3,931      2,089
                                               ---------  ---------  ---------
     Net income (loss).......................  $   2,453  $   3,730  $  (6,594)
                                               =========  =========  =========
   Denominator for basic earnings (loss) per
    common share.............................  6,020,000  6,299,000  6,912,000
   Effect of dilutive securities:
     Stock options...........................    159,000        --         --
                                               ---------  ---------  ---------
   Denominator for diluted earnings (loss)
    per common share.........................  6,179,000  6,299,000  6,912,000
                                               =========  =========  =========

STOCK COMPENSATION

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

ADVERTISING EXPENSES

  The Company expenses advertising costs as incurred. Advertising expense totaled $578,000, $1,020,000 and $2,226,000 in the years ended March 31, 1996,
1997 and 1998, respectively.

                         ODETICS, INC. AND SUBSIDIARY

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by distributions to shareholders. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

  Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

RECLASSIFICATIONS

  Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

2.  ATL PRODUCTS, INC.

  On March 13, 1997, ATL Products, Inc. (ATL), which at that time was a wholly-owned subsidiary of the Company, completed an initial public offering of 1,650,000 shares of its common stock, at an offering price of $11 per share (the Offering). Following the Offering, the Company's beneficial ownership interest in the ATL totaled 82.9%.

  On October 31, 1997, the Company completed a tax-free spin-off of its remaining 82.9% interest in ATL to the Company's stockholders, pursuant to which each holder of the Company's Class A and Class B Common as of October 31, 1997, received approximately 1.1 shares of Class A Common Stock of ATL for each share of the Company's Common Stock then held.

  Following the spin-off, the Company has accounted for ATL as a discontinued operation and has presented its ownership interest in the results of ATL's operations for all periods as a separate component of the consolidated statements of operations. Net sales of ATL for fiscal 1996, 1997 and for the seven month period ending October 31, 1997 are $29.4 million, $60.0 million and $47.4 million, respectively.

3.  ACQUISITIONS

  On June 20, 1997, the Company acquired certain assets and assumed certain liabilities of the Transportation Systems business of Rockwell International (Rockwell). Revenues and costs related to contracts assumed from Rockwell are included in the accompanying statement of operations since the date of acquisition. The total cost of the acquisition was approximately $2.2 million in cash. Assets with a fair value of $1.3 million were acquired and $5.0 million of liabilities were assumed. The excess of cost over the fair value of net assets acquired of $5.9 million has been recorded as goodwill, and is being amortized over its expected benefit period of 15 years.

  On October 29, 1998, the Company acquired the net assets of Intelligent Controls Inc. (ICI). The total cost of the acquisition was approximately $2.7 million which was paid in the Company's Class A common stock. A total of $1.0 million of assets were acquired and $0.4 million of liabilities were assumed. In connection with the purchase, $2.1 million of in process research and development was written off.

                         ODETICS, INC. AND SUBSIDIARY

  Pro forma results of operations combining the results of the Company and ICI for fiscal 1997 and 1998 are not presented since such amounts are not materially different from the Company's reported results.

4.  TRANSACTIONS WITH ATL

  In April 1997, the Company entered into a promissory note receivable with ATL in the original principal amount of $13.0 million representing the aggregate balance of ATL's interest bearing advances from the Company. The note bears interest at a rate equal to the Company's cost of borrowing (8.5% at March 31, 1998). Principal and interest on the note are payable to the Company in quarterly installments of $3.3 million through fiscal 2001.

  Up to the time its spin-off, the operating results of ATL were included in the consolidated federal income tax return of the Company. Effective upon the close of ATL's initial public offering, the companies entered into a tax sharing agreement, which was effective retroactively to April 1, 1996, whereby the consolidated federal and state income tax liabilities for a given tax year were allocated to the companies in Odetics group according to their relative and separate taxable income for such year. Amounts receivable from ATL under this arrangement totaled $2.1 million in 1997 and $1.6 million in 1998. The tax sharing agreement was canceled upon the spin-out of Odetics remaining interest in ATL in October 1997.

  The Company and ATL are parties to an agreement whereby ATL is charged for certain corporate general and administrative functions performed by the Company. These charges totaled $1,534,000, $1,551,000 and $506,000 in the years ended March 31, 1996, 1997 and 1998, respectively, and are netted against general and administrative expense in the accompanying consolidated statements of operations. These charges consist of certain accounting, auditing, income tax, payroll and treasury functions, the administration of employee incentive programs, marketing support, facilities management, certain legal services and other support services. Charges were allocated to ATL based on actual amounts incurred or agreed upon amounts or percentages that management of the Company believes are reasonable. Amounts due from ATL that are included in accounts receivable are $509,000 and $49,000 as of March 31, 1997 and 1998, respectively.

5.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

                                                                  MARCH 31,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
                                                               (IN THOUSANDS)
     Costs incurred on uncompleted contracts.................. $17,483  $22,861
     Estimated earnings.......................................   1,848    1,903
                                                               -------  -------
                                                                19,331   24,764
     Less billings to date....................................  20,099   23,761
                                                               -------  -------
                                                               $  (768) $ 1,003
                                                               =======  =======
     Included in accompanying balance sheets:
       Costs and estimated earnings in excess of billings on
        uncompleted contracts................................. $ 1,922  $ 2,583
       Billings in excess of costs and estimated earnings on
        uncompleted contracts.................................  (2,690)  (1,580)
                                                               -------  -------
                                                               $  (768) $ 1,003
                                                               =======  =======

                         ODETICS, INC. AND SUBSIDIARY

  Costs and estimated earnings in excess of billings at March 31, 1997 and 1998 include $279,000 and $740,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 1998 are expected to be billed and collected during the year ending March 31, 1999.

6.  REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

  The Company has a $17.0 million revolving line of credit with a bank which provides for borrowings generally at the lesser of the bank's prime rate (8.5% at March 31, 1998) or the bank's LIBOR rate plus 2.25%. Borrowings are available for general working capital purposes, and at March 31, 1998, approximately $3.9 million was available for borrowing under the line. The line expires August 31, 1999.

  The revolving credit agreement is collateralized by substantially all of the Company's assets, excluding the land and buildings. Under the terms of the agreement, the Company is required to comply with certain covenants, maintain certain debt to net worth ratios, current ratios and minimum net worth requirements. At March 31, 1998, the Company was in violation of certain financial ratio covenants. The bank has waived compliance with those covenants at March 31, 1998, and the covenants are expected to be modified to allow the Company to be in compliance with the requirements of the revolving credit agreement in future periods.

  Included within the borrowing limits of the agreement, the Company has available approximately $14,900,000 in letters of credit and approximately $300,000 has been reserved for standby letters of credit at March 31, 1998.

  Long-term debt consisted of the following:

                                                                  MARCH 31,
                                                                --------------
                                                                 1997    1998
                                                                ------- ------
                                                                (IN THOUSANDS)
     Note payable, collateralized by deed of trust on land and
      buildings with a net book value of approximately
      $13,000,000, payable in monthly installments through the
      year 2004, including interest at 9.36%................... $10,171 $9,218
     Notes payable, collateralized by equipment, payable in
      monthly installments through March 1999, including
      interest at 6.95% to 9.0%................................   1,310    580
                                                                ------- ------
                                                                 11,481  9,798
     Less current portion......................................   1,721  1,598
                                                                ------- ------
                                                                $ 9,760 $8,200
                                                                ======= ======

  The annual maturities of long-term debt for the five years ending March 31, 2003 and thereafter are as follows:

                                               (IN
                                            THOUSANDS)
             1999..........................   $1,598
             2000..........................    1,146
             2001..........................    1,261
             2002..........................    1,383
             2003..........................    1,518
             Thereafter....................    2,892
                                              ------
                                              $9,798
                                              ======

                          ODETICS, INC. AND SUBSIDIARY

7.  NONRECURRING CHARGE

  In March 1998, the Company recorded a nonrecurring charge of $1.7 million. The charge reflects severance costs related to retirement of certain of the Company's founders and officers, and to a lesser extent, costs incurred to terminate a joint venture relationship in China.

8.  INCOME TAXES

  The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                         YEAR ENDED MARCH 31,
                                                         ----------------------
                                                          1996   1997    1998
                                                         ------  -----  -------
                                                            (IN THOUSANDS)
   Income tax (benefit) at statutory rates.............  $1,345  $(130) $(3,915)
   Acquired in process research and development........     --     --       715
   State income taxes, net of federal tax benefit......     244    (22)     189
   Decrease of valuation allowance associated with fed-
    eral deferred tax assets...........................    (326)   (99)    (175)
   Foreign losses recorded without benefit.............      80    --       118
   Foreign income at lower tax rate....................     --     --        15
   Nondeductible goodwill amortization.................       7      7       11
   Other...............................................      68     63      184
                                                         ------  -----  -------
                                                         $1,418  $(181) $(2,858)
                                                         ======  =====  =======

  United States and foreign income (loss) from continuing operations before income taxes are as follows:

                                                         YEAR ENDED MARCH 31,
                                                         ----------------------
                                                          1996  1997     1998
                                                         ------ -----  --------
                                                            (IN THOUSANDS)
   Pretax income (loss):
     Domestic........................................... $4,556 $(372) $ (9,726)
     Foreign............................................    504   (10)   (1,815)
                                                         ------ -----  --------
                                                         $5,060 $(382) $(11,541)
                                                         ====== =====  ========

  Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                       YEAR ENDED MARCH 31,
                                                      ------------------------
                                                       1996    1997     1998
                                                      ------  -------  -------
                                                          (IN THOUSANDS)
   Current:
     Federal......................................... $  220  $  (347) $(1,143)
     State...........................................    463     (145)    (328)
     Tax benefit from stock option exercises.........    (31)    (801)    (300)
     Foreign.........................................    659       45     (485)
                                                      ------  -------  -------
   Total current.....................................  1,311   (1,248)  (2,256)
   Deferred:
     Federal.........................................    194      350   (1,516)
     State...........................................   (118)     (84)     614
                                                      ------  -------  -------
   Total deferred....................................     76      266     (902)
   Charge in lieu:
     Credit to additional paid-in capital
      attributable to stock option exercises.........     31      801      300
                                                      ------  -------  -------
                                                      $1,418  $  (181) $(2,858)
                                                      ======  =======  =======

                         ODETICS, INC. AND SUBSIDIARY

  The components of deferred tax assets and liabilities are as follows:

                                                                1997     1998
                                                               -------  -------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Inventory reserves....................................... $   530  $   979
     Deferred compensation and other payroll accruals.........   1,848    2,077
     Acquired net operating loss carryforwards................     --       217
     General business tax credit carryforwards................     322      951
     Alternative minimum tax credit carryforwards.............     883      404
     Bad debt reserve.........................................     149      185
     Other reserves...........................................     749      328
     Other, net...............................................      71      338
                                                               -------  -------
   Total deferred tax assets..................................   4,552    5,479
   Valuation allowance for deferred tax assets................  (1,351)  (1,490)
                                                               -------  -------
   Net deferred tax assets....................................   3,201    3,989
                                                               -------  -------
   Deferred tax liabilities:
     Tax over book depreciation...............................   2,690    2,576
     Capitalized interest and taxes...........................     468      468
     Other, net...............................................      30       30
                                                               -------  -------
   Total deferred tax liabilities.............................   3,188    3,074
                                                               -------  -------
   Net deferred tax assets.................................... $    13  $   915
                                                               =======  =======

  At March 31, 1998, for federal income tax purposes, the Company had approximately $951,000 in general business credit carryforwards, $404,000 of alternative minimum tax credit carryforwards, and $640,000 of net operating loss carryfowards which were acquired as part of the ICI acquisition. For financial reporting purposes, a valuation allowance has been recorded to substantially offset the deferred tax asset related to these credits and acquired net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense. The credit carryforwards expire at various dates beginning in 2005 and the acquired net operating losses begin expiring in 2002.

9.  ASSOCIATE INCENTIVE PROGRAMS

  Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 1996, 1997 or 1998.

  In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $580,000, $525,000 and $548,000 in 1996, 1997 and 1998, respectively.

  Effective April 1, 1987, the Company established a noncontributory Associate Stock Ownership Plan (ASOP) for all associates with more than six months of eligible service. The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of

                         ODETICS, INC. AND SUBSIDIARY

Company stock. The Company contributions to the ASOP were approximately $430,000, $517,000 and $511,000 in 1996, 1997 and 1998, respectively. Shares distributed through the ASOP Plan were included in total outstanding shares used in the earnings per share calculation.

10.  STOCK OPTION AND DEFERRED COMPENSATION PLANS

  The Company has adopted an Associate Stock Option Plan which provides that options for shares of the Company's unissued Class A common stock may be granted to directors and associates of the Company. Options granted enable the option holder to purchase one share of Class A common stock at prices which are equal to or greater than the fair market value of the shares at the date of grant. Options for shares have been granted at prices ranging from $4.25, to $9.90 for one share of Class A common stock. Options expire ten years after date of grant or 90 days after termination of employment and vest ratably at 33% on each of the first three anniversaries of the grant date. Options for shares of both the Company's unissued Class A and Class B common stock had been granted to directors and associates of the Company and such options expired in 1994.

                                            YEAR ENDED MARCH 31,
                             --------------------------------------------------
                                   1996             1997             1998
                             ---------------- ---------------- ----------------
                                     WEIGHTED         WEIGHTED         WEIGHTED
                                     AVERAGE          AVERAGE          AVERAGE
                                     EXERCISE         EXERCISE         EXERCISE
                             OPTIONS  PRICE   OPTIONS  PRICE   OPTIONS  PRICE
                             ------- -------- ------- -------- ------- --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Options outstanding at
 beginning of year..........   627    $6.85     691    $5.32     640    $6.41
  Granted...................   381     4.72     183     9.17     502     4.63
  Exercised.................   (70)    4.76    (217)    5.41    (578)    4.79
  Canceled..................  (247)    8.43     (17)    4.43      (1)    5.99
                              ----    -----    ----    -----    ----    -----
Options outstanding at end
 of year....................   691    $5.32     640    $6.41     563    $4.67
                              ====    =====    ====    =====    ====    =====
Exercisable at end of year..   288              308               --
                              ====             ====             ====
Available for grant at end
 of year....................   520              164              157
                              ====             ====             ====
Option price range for
 exercised shares:           $4.25 to $6.625   $4.25 to $9.00   $4.88 to $9.90

  The range of exercise prices for options outstanding as of March 31, 1998, was $4.63 to $5.09. The weighted-average remaining contractual life and exercise price of those options is 9.83 years and $4.67, respectively.

  In connection with the completed spin-off of the Company's interest in ATL, the Company accelerated the exercisability of all stock options then outstanding and made secured loans to option holders to facilitate the exercise of the options. Loans were made in amounts up to the exercise price of their options, which totaled $3.4 million. These notes are full recourse, are secured by the shares of stock of the Company and ATL, are interest bearing with a rate of 5.7% and are due five years from the exercise date. Loans must be repaid upon sale of the underlying shares of stock or upon termination of employment.

  In calculating pro forma information regarding net income and earnings per share, as required by Statement 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's Class A common stock: risk-free interest rate of 6.0%; a dividend yield of 0%; volatility of the expected market price of the Company's common stock of .40; and a weighted-average expected life of the option of 7 years.

                         ODETICS, INC. AND SUBSIDIARY

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended March 31, 1997 and 1998 follows:

                                                1996       1997       1998
                                             ---------- ---------- -----------
   Pro forma net income..................... $2,252,000 $3,441,000 $(7,084,000)
   Pro forma net income per share........... $      .36 $      .55 $     (1.03)

  During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $302,000, $410,000 and $302,000 for 1996, 1997 and 1998, respectively.

11.  COMMITMENTS AND CONTINGENCIES

  The Company brought an action against Storage Technology Corporation (StorageTek) in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counter claimed alleging that the Company infringed several of StorageTek's patents. Prior to the trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrines of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case was returned to the Federal District court for retrial, and in March 1998, the jury awarded the Company damages in the amount of $70.6 million. Defendants have indicated they intend to appeal. The accompanying financial statements do not include any amounts related to the Company's potential revenues related to the verdict.

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

  The Company has two lease commitments for facilities in Washington and Michigan as a result of two acquisitions in the current fiscal year. The annual commitment under these noncancelable operating leases at March 31, 1998 is as follows (in thousands):

   FISCAL YEAR
   -----------
   1999.................................................................... $229
   2000....................................................................  185
   2001....................................................................   64
                                                                            ----
                                                                            $478
                                                                            ====

                         ODETICS, INC. AND SUBSIDIARY

12.  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

  The Company manufactures and sells its products to commercial customers in diversified industries as well as to prime government contractors under long-term contracts. The percentage of the Company's total net sales and contract revenues contributed by direct and indirect sales to the United States and foreign governments were approximately 10%, 11% and 12% during 1996, 1997 and 1998, respectively.

  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. At March 31, 1997 and 1998, accounts receivable from governmental agencies and prime government contractors were approximately $1,034,000 and $2,801,000, respectively.

  Information concerning the Company's continuing operations by geographic segment is as follows:

                                                      YEAR ENDED MARCH 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    -------  -------  --------
   Sales to unaffiliated customers:
     United States (a)............................. $64,317  $72,780  $ 83,615
     Europe--Odetics Europe, Ltd...................   7,833    4,494     5,442
     Asia Pacific--Odetics Asia Pacific Pte Ltd....   3,067    3,506       779
                                                    -------  -------  --------
                                                    $75,217  $80,780  $ 89,836
                                                    =======  =======  ========
   Sales between geographic areas (based on
    invoiced prices):
     United States................................. $ 5,582  $ 4,418  $  4,197
     Europe........................................     --       --        --
     Asia Pacific..................................     --       --        --
     Intercompany eliminations.....................  (5,582)  (4,418)   (4,197)
                                                    -------  -------  --------
                                                    $   --   $   --   $    --
                                                    =======  =======  ========
   Income (loss) before taxes:
     United States................................. $ 4,556  $  (372) $ (9,726)
     Europe........................................     739     (444)   (1,469)
     Asia Pacific..................................    (235)     434      (346)
     Intercompany eliminations.....................     --       --        --
                                                    -------  -------  --------
                                                     $5,060  $  (382) $(11,541)
                                                    =======  =======  ========
   Assets:
     United States, including net assets of
      discontinued operations...................... $67,271  $81,711  $ 85,492
     Europe........................................   5,002    2,118     3,085
     Asia Pacific..................................     740    1,976       213
     Intercompany eliminations.....................     --       --        --
                                                    -------  -------  --------
                                                    $73,013  $85,805  $ 88,790
                                                    =======  =======  ========

                         ODETICS, INC. AND SUBSIDIARY

--------
(a) Export sales from the United States to all unaffiliated foreign customers (which excludes sales to and by Odetics Europe, Ltd. and Odetics Asia Pacific Pte Ltd.) were approximately $12,000,000, $21,000,000 and $24,000,000 during 1996, 1997 and 1998, respectively. These sales were principally made to customers in Europe and the Pacific Rim.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                    YEAR ENDED MARCH 31,
                                                   -------------------------
                                                    1996     1997     1998
                                                   -------  -------  -------
                                                       (IN THOUSANDS)
   Net cash used in changes in operating assets
    and liabilities, net of litigation settlement
    and acquisitions:
     Increase in accounts receivable.............. $(1,382) $(4,511) $ 2,689
     (Increase) decrease in net costs and
      estimated earnings in excess of billings....   1,167   (1,217)  (1,771)
     (Increase) decrease in inventories...........   2,485      401   (4,604)
     Increase in prepaids and other assets........    (936)  (4,060)  (2,883)
     Increase (decrease) in accounts payable and
      accrued expenses............................   1,541    1,923    2,580
                                                   -------  -------  -------
   Net cash used in changes in operating assets
    and liabilities............................... $ 2,875  $(7,464) $(3,989)
                                                   =======  =======  =======
   Cash paid during the year:
     Interest..................................... $ 2,415  $ 1,888  $ 1,526
     Income taxes paid (refunded).................    (133)     975      365
   Noncash transactions during the year:
     Spin-off of ATL Products, Inc................ $   --   $   --   $11,067
     Purchase of net assets of ICI for stock......     --       --       628

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 ODETICS, INC.

        COLUMN A          COLUMN B        COLUMN C          COLUMN D     COLUMN E
        --------         ---------- --------------------- ------------  ----------
                         BALANCE AT CHARGED TO CHARGED TO               BALANCE AT
                         BEGINNING  COSTS AND  ACCOUNTS-- DEDUCTIONS--    END OF
      DESCRIPTION        OF PERIOD   EXPENSES   DESCRIBE    DESCRIBE      PERIOD
      -----------        ---------- ---------- ---------- ------------  ----------
Year ended March 31,
 1996:(1)
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $  327,000 $  132,000    $--       $133,000(2) $  326,000
    Reserve for
     inventory
     obsolescence.......  2,099,000        --     $--        288,000     1,811,000
                         ---------- ----------    ----      --------    ----------
      Total............. $2,426,000 $  132,000    $--       $421,000    $2,137,000
                         ========== ==========    ====      ========    ==========
Year ended March 31,
 1997:(1)
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $  326,000 $   24,000    $--       $    --     $  350,000
    Reserve for
     inventory
     obsolescence.......  1,811,000    626,000     --            --      2,437,000
                         ---------- ----------    ----      --------    ----------
      Total............. $2,137,000 $  650,000    $--       $    --     $2,787,000
                         ========== ==========    ====      ========    ==========
Year ended March 31,
 1998:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $  350,000 $  155,000    $--       $ 73,000(2) $  432,000
    Reserve for
     inventory
     obsolescence.......  2,437,000  1,240,000     --        796,000     2,881,000
                         ---------- ----------    ----      --------    ----------
      Total............. $2,787,000 $1,395,000    $--       $869,000    $3,313,000
                         ========== ==========    ====      ========    ==========

--------
(1) Amounts have been restated to reflect the continuing operations of the Company, excluding the accounts of ATL Products, Inc.

(2) Uncollectible accounts written off, net of recoveries.