Form 10-K/A
period 1998-03-31
ODETICS INC
filed 1998-08-03
CIK 350868

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                                  FORM 10-K/A

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

  The Company has two classes of common stock outstanding, the Class A Common Stock and the Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A Common Stock entitles its holder to one-tenth of one vote per share and each share of Class B Common Stock entitles its holder to one vote per share. As of June 25, 1998, there were 6,202,778 shares of Class A Common Stock and 1,062,041 shares of Class B Common Stock outstanding. Unless otherwise indicated, all references to "Common Stock" shall collectively refer to the Class A Common Stock and the Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of the Stockholders scheduled to be held on September 11, 1998.

===============================================================================

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on July 30, 1998.

                                          ODETICS, INC.

                                                    /s/ Joel Slutzky
                                          By: _________________________________
                                                        Joel Slutzky
                                                  Chief Executive Officer,
                                               President and Chairman of the
                                                           Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

        /s/ Joel Slutzky             Chief Executive Officer,       July 30, 1998
____________________________________  President and Chairman of
            Joel Slutzky              the Board (principal
                                      executive officer)

                 *                   Director                       July 30, 1998
____________________________________
        Crandall Gudmundson

                 *                   Director                       July 30, 1998
____________________________________
            Jerry Muench

                 *                   Director                       July 30, 1998
____________________________________
           Kevin C. Daly

         /s/ Gary Smith              Vice President and             July 30, 1998
____________________________________  Controller (principal
             Gary Smith               accounting officer)

                 *                   Director                       July 30, 1998
____________________________________
         Ralph R. Michelson

                 *                   Director                       July 30, 1998
____________________________________
             Leo Wexler

                 *                   Director                       July 30, 1998
____________________________________
         John W. Seazholtz

                 *                   Director                       July 30, 1998
____________________________________
           Paul E. Wright

      /s/ Gregory A. Miner           Vice President, Director,      July 30, 1998
____________________________________  Chief Operating Officer and
          Gregory A. Miner            Chief Financial (principal
                                      financial officer)

*By: /s/ Gregory A. Miner
     ___________________________
         Gregory A. Miner,
        as attorney-in-fact