Form 10-Q
period 1998-06-30
ODETICS INC
filed 1998-08-18
CIK 350868

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 1998
                              -----------------------------------------------
                                                 OR

 [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ____________

Commission file number                     0-10605
                      -------------------------------------------------------
                                     ODETICS, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                       95-2588496
--------------------------------          ----------------------------------
(State or other jurisdiction              I.R.S. Employer Identification No.)
of incorporation or organization)

             1515  SOUTH  MANCHESTER  AVE., ANAHEIM,    CA  92802
-----------------------------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

                           (714) 774-5000
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      YES  X        NO___
          ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Number of shares of Common Stock outstanding as of JULY 31, 1998

                   Class A Common Stock  -  6,152,778 shares.
                   Class B Common Stock  -   1,062,041 shares.

                                     INDEX
                                     -----


PART I  FINANCIAL INFORMATION                            Page
-----------------------------                            ----

ITEM 1.   CONSOLIDATED STATEMENTS OF INCOME FOR             3
          THE THREE MONTHS ENDED JUNE 30, 1997 AND
          1998 (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1998    4
          AND JUNE 30, 1998 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR         6
          THE THREE MONTHS ENDED JUNE 30, 1997 AND
          1998 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS             10
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


PART II OTHER INFORMATION
-------------------------

ITEM 1.   LEGAL PROCEEDINGS                                19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF               19
          SECURITY HOLDERS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                 19

SIGNATURES                                                 20

                                    PART I
                         ITEM 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                             ---------------------------
                                                                               1997              1998
                                                                             ---------        ----------
Net sales and contract revenues:
  Net sales                                                                   $19,941           $17,057
  Contract revenues                                                             1,532             2,722
                                                                             ---------        ----------
Total net sales and contract revenues                                          21,473            19,779

Costs and expenses:
  Cost of sales                                                                13,214            12,546
  Cost of contract revenues                                                       897             1,815
  Selling, general and administrative expenses                                  5,924             7,872
  Research and development expenses                                             2,023             2,604
  Interest expense                                                                 32               479
                                                                             ---------        ----------
                                                                               22,090            25,316
                                                                             ---------        ----------

Income (loss) from continuing operations before taxes                            (617)           (5,537)

Income taxes (benefit)                                                           (247)                0
                                                                             ---------        ----------

Net income (loss) from continuing operations                                     (370)           (5,537)

Income (loss) from discontinued operations, net of in                             987                 0
                                                                             ---------        ----------
Net income                                                                       $617           ($5,537)
                                                                             =========        ==========


Weighted average number of shares outstanding                                   6,382             7,265
                                                                             =========        ==========

   Earnings (loss) per share:
                             Continuing operations                             ($0.06)           ($0.76)
                             Discontinued operations                            $0.16             $0.00
                                                                             ----------       ----------
                             Earnings per share                                 $0.10            ($0.76)
                                                                             ==========       ==========

                See notes to consolidated financial statements.

                             ODETICS, INC.

                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                        MARCH 31,           JUNE 30,
                                                          1998                1998
ASSETS                                                                     (UNAUDITED)
                                                       -----------        -------------
Current assets
     Cash                                               $  1,131             $  3,126
     Trade accounts receivable, net                       15,048               12,925
     Current portion of ATL note receivable                3,249                3,249
     Receivable from ATL                                   1,553                    0
     Costs and estimated earnings in excess
          of billings on uncompleted contracts             2,583                2,513

     Inventories:
          Finished goods                                     569                  570
          Work in process                                  2,176                1,123
          Materials and supplies                          18,065               18,043
                                                       ---------          -----------
          Total inventories                               20,810               19,736

     Prepaid expenses                                      1,592                1,234
     Income taxes receivable                               1,039                1,029
     Deferred income taxes                                 1,558                1,558
                                                       ---------          -----------
Total current assets                                      48,563               45,370

Property, plant and equipment
     Land                                                  2,090                2,090
     Buildings and improvements                           18,481               18,515
     Equipment, furniture and fixtures                    29,318               29,936
                                                       ---------          -----------
                                                          49,889               50,541
     Less accumulated depreciation                       (26,550)             (27,412)
                                                       ---------          -----------
     Net property, plant and equipment                    23,339               23,129

Long term ATL note receivable less current portion         6,770                5,714

Goodwill, net of accumulated amortization                  5,850                5,742

Other assets                                               4,268                4,867
                                                       ---------          -----------
Total assets                                            $ 88,790             $ 84,822
                                                       =========          ===========

                See notes to consolidated financial statements.

                                ODETICS, INC.

                               (in thousands)

                                                          MARCH 31,    JUNE 30,
                                                            1998         1998
LIABILITIES AND STOCKHOLDERS' EQUITY                                  (UNAUDITED)
                                                         ----------- -------------
Current liabilities
     Trade accounts payable                                  $13,672        $9,940
     Accrued payroll and related                               5,093         4,460
     Accrued expenses                                          2,083         2,535
     Income taxes payable                                          0             0
     Contract loss accrual                                     4,541         4,437
     Billings in excess of costs and estimated
           earnings on uncompleted contracts                   1,580         2,243
     Current portion of long-term debt                         1,598         1,479
                                                         ----------- -------------
Total current liabilities                                     28,567        25,094


Revolving line of credit                                      12,800        15,300

Long-term debt , less current portion                          8,200        10,704


Deferred income taxes                                            643           643



Stockholders' equity
    Preferred stock,  2,000,000 shares authorized;
       none issued and outstanding                           ------        ------
    Common stock, 10,000,000 shares of class A
       and 2,600,000 shares of class B
       authorized; 6,152,778 shares of
       class A and 1,062,041 shares of
       class B issued and outstanding at
       June 30, 1998 - $.10 par value                            726           726
   Paid-in capital                                            45,240        45,240
   Treasury stock                                               (239)         (240)
   Note receivable from associates                            (3,377)       (3,354)
   Retained earnings                                          (3,795)       (9,332)
   Accumulated other comprehensive income:
       Accumulated foreign currency translation                   25            41
                                                         ----------- -------------
Total stockholders' equity                                    38,580        33,081
                                                         ----------- -------------
Total liabilities and stockholders' equity                   $88,790       $84,822
                                                         =========== =============

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
                                                            1997         1998
                                                         ---------     ---------
Operating activities
  Net income                                                ($370)      ($5,537)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Income from discontinued operations                     987             0
      Depreciation and amortization                           715         1,011
      Provision for losses on accounts receivable              33            66
      Provision (benefit) for deferred income taxes          (749)           10
      Gain on sale of assets                                    0             0
      Changes in operating assets and liabilities:
        (Increase) Decrease in accounts receivable            702         2,057
        (Increase) Decrease  in net costs and estimated
           earnings in excess of billings                    (406)          733
        (Increase) Decrease in inventories                    689         1,074
        (Increase) Decrease in prepaids and other assets   (2,461)        1,271
        Increase (Decrease) in accounts payable and
           accrued expenses                                (7,711)       (3,978)
                                                         ---------     ---------
Net cash provided by (used in) operating activities        (8,571)       (3,293)


Investing activities
  Purchases of property, plant, and equipment              (1,403)         (652)
  Proceeds from sale of equipment                               0             0
  Repayment of long term note receivable                        0         1,056
                                                        ---------      ---------
Net cash used in investing activities                      (1,403)          404


Financing activities
  Proceeds from revolving line of credit and
    long-term borrowings                                   11,600        15,110
  Principal payments on line of credit, long-term
    debt and capital lease obligations                    (10,541)      (10,225)
  Proceeds from issuance of common stock                       10            (1)
                                                        ---------      ---------
Net cash provided by (used in) financing activities         1,069         4,884
                                                        ---------      ---------
Increase (decrease) in cash                                (8,905)        1,995

   Cash at beginning of year                               11,359         1,131
                                                        ---------      ---------
Cash at June 30                                            $2,454        $3,126
                                                        =========      =========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -  Basis of Presentation
------

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals except for adjustments to present the Company's former subsidiary, ATL Products, Inc. ("ATL") as a discontinued operation (See Note 4), necessary to present fairly the consolidated financial position of Odetics, Inc. (the "Company") as of June 30, 1998 and the consolidated results of operations and cash flows for the three month periods ended June 30, 1997 and 1998. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission.

Note 2 -  Income Taxes
------

          Income tax expense for the three month periods ended June 30, 1997 and 1998 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or asset and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

Note 3 -  Long-Term Debt
------

                                      (in thousands)
                                   March 31,      June 30,
                                     1998           1998
                                   --------       -------

          Line of credit           $12,800        $15,300
          Mortgage note              9,218          8,965
          Contracts payable            580          3,218
                                   -------        -------
                                    22,598         27,483
          Less current portion       1,598          1,479
                                   -------        -------
                                   $21,000        $26,004
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

                                   (in thousands)
                              June 30,       June 30,
                                1997           1998
                              -------        -------

          Quarter Ended       $18,567           $0


NOTE 5    Legal Proceedings
------

          The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrines of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case was returned to the Federal District Court for retrial, and in March 1998, the jury awarded the Company damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. In August 1998, the judge, in the case issued a ruling to overturn the $70.6 million jury verdict previously awarded the Company and entered judgment as a matter of law in favor of StorageTek. Odetics plans to appeal the judges ruling to the United States Court of Appeals for the Federal Circuit.

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

     Net Sales and Contract Revenues

     Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county, and municipal agencies for intelligent transportation systems projects and from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems ("contract revenues"). Total net sales and contract revenues decreased 7.9% to $19.8 million for the three month period ended June 30 1998, compared to $21.5 million in the corresponding period of the prior fiscal year. Contract revenues increased 78% in the three months ended June 30, 1998 compared to the same period of the preceding year. In June 1997, the Company acquired certain assets of the Transportation Systems business of Rockwell International, which were consolidated into the Company's ITS business ("ITS"). The increase in contract revenues in the three months ended June 30, 1998 reflects the revenue contribution in the current year of the acquired ITS business.

     Net sales decreased 14.5% for the three month period ended June 30, 1998 compared to the previous fiscal year. The Company experienced decreased net sales for the three month period in its Gyyr Inc. subsidiary ("Gyyr") and its Communications division ("Communications") and its Broadcast division ("Broadcast"). Gyyr net sales decreased in the three month period of the current fiscal year largely as a result of lower unit sales of its time lapse video recorders. This decrease in Gyyr unit sales was partially offset by the revenue contribution related to its acquisition of Intelligent Control Inc. ("ICI") in October 1997. The decrease in

     Communications revenues reflects decreased sales of timing and synchronization products to a significant customer, LGIC of Korea. Sales to this customer have been negatively impacted by adverse economic conditions in Asia. The decrease in Broadcast revenues was primarily due to delays in the introduction of Broadcast's new Roswell total facility management system, which the Company commenced shipping in July 1998.

     The decrease in sales of Gyyr, Communications and Broadcast noted above was partially offset by increase in net sales for the three month period ended June 30, 1998 in the ITS' product sales. The increase principally reflects the demand for the Vantage Plus vehicle detection system, which was introduced in the fourth quarter of the prior fiscal year. ITS product sales also increased as a result of the delivery and installation of an urban traffic center system to the city of Jinan in the People's Republic of China.


     Gross Profit

     Total gross profit as a percentage of net sales and contract revenues decreased to 27.4% for the three month period ended June 30, 1998 compared to 34.3% for the same period in the prior fiscal year. Gross profit performance declined in Broadcast and Communications as a result of unfavorable sales mix toward lower margin products, and higher unabsorbed indirect manufacturing costs experienced on lower sales volume. Gyyr and ITS experienced improved gross profit performance for the three month period ended June 30, 1998 compared to the corresponding period of the previous fiscal year. This improvement was primarily due to changes in product mix at Gyyr toward higher margin newly introduced products. Certain of these higher margin products included Gyyr's new line of access control products, which were acquired along with its acquisition of the business of ICI noted above. The improvement in the ITS gross margin was primarily due to improved manufacturing efficiencies gained on increased sales volumes.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased 38.7% to $7.9 million (or 39.8% of total net sales and contract revenues) in the three months ended June 30, 1998 compared to $5.9 million (or 27.6% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in selling, general and administrative expenses in absolute dollars and as a percent of net sales and contract revenues in the three month period ended June 30, 1998 compared to the previous fiscal year period relates primarily to investments in sales and marketing across all divisions, domestically and internationally, to support planned growth. The increase also relates to the acquisition of ICI and the Transportation Systems business of Rockwell International noted above. The Company experienced an increase in selling, general and administrative expense in each operating division, which relates primarily to an increase in administrative and sales labor, advertising and promotion to support new products and markets, and costs related to international expansion.

     Research and Development Expense

     Research and development expense increased 28.7% to $2.6 million (or 13.2% of total net sales and contract revenues) in the three month period ended June 30, 1998 compared to $2.0 million (or 9.4 % of total net sales and contract revenues) in the corresponding period the prior fiscal year. The Company experienced increased spending to support new product development, primarily in Gyyr and Communications. Gyyr has announced a new line of dome products for facility monitoring, and the Company's Communications division has recently introduced Dexter, a broadband communications interface product. For competitive reasons, the Company closely guards the confidentiality of its specific development projects. Spending for research and development includes both new product development as well as product line extension. The increase in new product development expense relates primarily to development labor and related benefits, prototype material cost and consulting fees. The acquisitions of ICI and the Transportation Systems business of Rockwell International did not materially impact the increases in current year research and development expenses. The Company expects expenditures for research and development to generally increase over time and to be higher during periods of new product development when significant expenditures are incurred in preproduction activities and increased testing. The expenditures may, therefore, continue to fluctuate as a percentage of total net sales and contract revenues from period to period.



     Interest Expense Net


         Interest Expense net, reflects interest income and interest expense as follows:

                                      (in thousands)
                                       Three Months
                                       Ended June 30
                                       -------------
                                       1997   1998
                                       ----   ----
         Interest Expense             $ 308   $554
         Interest Income                276     75
                                      -----   ----

         Interest Expense Net         $  32   $479
                                      =====   ====


     Interest expense primarily reflects interest on the Company's line of credit borrowings and mortgage interest. The increase in interest expense for the three month period of the current fiscal year reflects an increase in the Company's borrowings on its line of credit facility. Interest income is derived primarily from the note receivable due to the Company from ATL, its previously owned subsidiary. The reduction in interest income in the three month period of the current fiscal year primarily reflects the lower average interest bearing note receivable balance due from ATL. As noted below, ATL repaid the full amount of the note due the Company in July 1998.


     Income Taxes

     No income tax benefit was provided on the net loss of the Company for the three month period ended June 30, 1998 since management has determined that the Company cannot meet the criteria for recognition of the resulting deferred tax asset. In the three month period ended June 30, 1997, pre-tax income from the Company's discontinued operations, ATL, was greater than the pre-tax loss from the Company's continuing operations. Accordingly, as a result of intra-period tax allocation, the Company recorded a provision for income taxes of $658,000 in Income from discontinued operations and a provision for income tax (benefit) of $247,000 for continuing operations.


     Liquidity and Capital Resources

     In the three months ended June 30, 1998, the Company had a net loss of $5.5 million and negative cash flow from operating activities of $3.3 million. The Company funded its operating cash requirements in the first quarter primarily with advances on its bank lines of credit. In July 1998, the Company received a payment of $8.9 million from ATL, representing the remaining principal amount of its note payable to the Company. The note carried an interest rate equal to the Company's cost of borrowing (8.5% of June 30, 1998). The Company used the proceeds from this payment to reduce indebtedness under its bank line of credit. At August 13, 1998, $8.6 million was outstanding under its line of credit, and approximately $7.1 million was available for borrowing under the line of credit. The Company's $17.0 million bank line of credit with Imperial Bank and Comerica Bank-California provides for borrowings generally at the lessor of the bank's prime rate (8.5% at June 30, 1998) or the bank's LIBOR rate plus 2.25%. As of June 30, 1998 the Company was not in compliance with certain loan covenants but has obtained wavers of the non-compliance from its banks. The Company's borrowings under the line of credit are secured by substantially all of the Company's assets.

     The Company anticipates that net cash flow generated by operating activities, together with funds available under the Company's line of credit, will be adequate and enable the Company to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.

                                 RISK FACTORS


     The Company's business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this Report. The following risks should be considered carefully in addition to the other information contained in this Report in evaluating the Company and its business before purchasing the shares of the Company's Class A Common Stock or Class B
Common Stock (collectively,   the "Common Stock").

Fluctuations in Quarterly Operating Results. The Company has experienced wide fluctuations in quarterly and annual operating results in the past and may continue to experience fluctuations in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products by competitors; the availability of components used in the manufacture of the Company's products; the Company's expenditure of substantial funds for research and development for its subsidiaries and divisions; changes in pricing policies by the Company, its suppliers or its competitors and increased price competition; the ability of the Company to develop, introduce, market and gain market acceptance of new products (particularly the Roswell, Dexter, ControLink, Vantage and Lane Tracker), applications and product enhancements in a timely manner and to control costs; the long lead times associated with government contracts or required by vehicle manufacturers; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the markets in which the Company operates; the reduction in revenues from government programs; the relatively thin level of backlog at any given time; the mix of sales among the Company's divisions; deferrals of customer orders in anticipation of new products, applications or product enhancements; the Asian economic crisis and instability; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large customer orders, and the timing of a small number of orders can impact quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's growth in revenues in recent periods may not be sustainable and may not be indicative of future operating results, and there can be no assurance that the Company will continue to achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the market price of the Company's securities would probably be materially and adversely affected.

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

Rapid Technological Change; Effect of New Product Introduction and Uncertain Market Acceptance. The markets served by the Company are characterized by rapid technological advances, downward price pressure in the marketplace as technologies mature, changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. The Company's business requires substantial ongoing research and development efforts and expenditures, and its future success will depend on its ability to enhance its current products, reduce product costs and develop and introduce new products which incorporate the latest technological advancements in hardware, storage media, operating system software and applications software in response to evolving customer requirements. The Company's failure to anticipate or respond adequately to technological developments and changing customer requirements, the occurrence of significant delays in new product development or introduction or the failure of any new products to gain market acceptance could impair the Company's competitiveness and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to introduce new products or enhancements to existing products on a timely basis, if at all, or the effect to which such introductions will have on sales of existing products. To the extent new products are introduced, they may contain undetected design faults and software errors or "bugs" when first released by the Company that, despite testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced any material adverse effect resulting from any such faults or errors to date, there can be no assurance that faults or errors in the Company's existing products or in new products introduced by the Company will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could adversely affect the Company's competitive position and results of operations. The Company's success is also dependent in large part upon achieving broad market acceptance of certain new products including its Roswell, ControLink, Vantage and Lane Tracker products. There can be no assurance that any such products or enhancements thereto will be able to achieve broad market acceptance. Market acceptance of the Company's new products depends upon numerous factors, including the ability to resolve technical challenges in a timely and cost-effective manner, the perceived advantages over traditional products and the marketing capabilities of the Company's independent distributors and strategic partners. In addition, the Company anticipates that the manufacture of Lane Tracker will be outsourced to a single manufacturer. There can be no assurance that this manufacturer will be able to manufacture sufficient quantities in a timely manner or at a reasonable cost, either of which could materially and adversely affect the Company's ability to launch or gain market acceptance of Lane Tracker.

Risks Associated with International Sales; Effect of Asian Economical Crisis. International product sales represented approximately 30%, 36% and 34% of the Company's total net sales and contract revenues for the fiscal years ended March 31, 1996, 1997 and 1998, respectively. The Company's products sold by its telecommunications operations are sold principally to LGIC of Korea. As a result of economic instability in Asia, particularly Korea, the Company's sales in this region declined during the fourth quarter of fiscal 1998 and could be further impacted by the currency devaluations and related economic problems in this region. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated primarily in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. The Company does not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  Management of Growth; Risks Related to Possible Acquisitions. Over the past year, the Company has significantly expanded its operations and has completed the acquisition of certain assets of the Transportation Systems business of Rockwell International as well as ICI, and the Company has entered into a letter of intent to acquire Meyer Mohaddes & Associates, Inc. and intends to continue to pursue an acquisition strategy. This period of rapid growth and expansion has placed, and continues to place, a significant strain on the Company's resources. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, all of which require substantial management effort. There can be no assurance that the such efforts can be accomplished successfully or that the Company will be able to identify, acquire, profitably manage or successfully integrate any such business into the Company without incurring substantial delays or other operational or financial problems. Moreover, competitors of the Company are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may require significant capital infusions and, in general, involve a number of special risks, including the diversion of management's attention, the failure to retain or successfully integrate key acquired personnel, the challenge of operating diverse business divisions, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities and increased interest expense and amortization of acquired intangible assets, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

Reliance of Government Contracts and Subcontractors; Risks Related to Fixed Price Contracts. Substantially all of net sales by ITS and a portion of the net sales by Communications for the year ended March 31, 1998 and the three months ended June 30, 1998 were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government business is, in general, subject to special risks and challenges such as long purchase cycles, competitive bidding and qualification requirements, performance bond requirements, delays in funding, budgetary constraints, milestone requirements and liquidated damage provisions for failure to meet contract milestones. In addition, an increasing number of the Company's government contracts are fixed price contracts, pursuant to which the Company benefits from cost savings, but is unable to recover for any cost overruns. Such fixed price contracts require the Company to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on the Company's ability to estimate such costs accurately and complete the project on a timely basis. In the event the Company's costs on such projects exceed the fixed contractual cost, the Company will be required to bear the excess costs. Such costs could exceed project profit margins or even revenues, and accordingly, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, certain of the Company's government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in net sales in any given quarter. The Company's inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel.. The Company's future performance depends to a significant extent on its senior management and other key employees, in particular Joel Slutzky, the Company's Chief Executive Officer. The loss of the services of Mr. Slutzky or certain key employees would have a material adverse effect on the Company's development and marketing efforts. The Company's future success will also depend in large part upon its ability to attract, retain and motivate highly skilled employees. Competition for employees, particularly development engineers, is intense, and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of such highly skilled employees. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Volatility of Stock Price. The trading price of the Company's Common Stock has been in the past and could be in the future subject to wide fluctuations in response to quarterly variations in operating results, shortages announced by suppliers, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

Anti-Takeover Effects of Charter Provisions, Bylaws, Stock Structure and Stockholder Rights Plan. The Company has two classes of Common Stock which are substantially identical other than with respect to voting power. The Company's Class A Common Stock entitles the holder to 1/10th vote per share and Class B Common Stock entitles the holder to one vote per share, with concentration of ownership of the Class B Common Stock in the Company's officers and directors and their affiliates. In addition, the

Company's Board of Directors is elected annually on a split vote basis, with the holders of Class A Common Stock currently being entitled to elect three of the directors and holders of the Class B Common Stock currently being entitled to elect the remaining six directors. These provisions could have the effect of discouraging a proxy contest or making it more difficult for a third party acquiring a substantial block of the Company's Common Stock to effect a change in management and control of the Company. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Board of Directors of the Company is authorized to issue, without stockholder approval, up to 2,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences, as well as additional shares of Class B Common Stock, which could adversely affect the voting power or other rights of the holders of Class A Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock or additional shares of Class B Common Stock, the future issuance of Preferred Stock or Class B Common Stock or of rights to purchase Preferred Stock or Class B Common Stock could be used to discourage an unsolicited acquisition proposal. In March 1998, the Company's Board of Directors adopted a stockholder rights plan, pursuant to which the Company declared a dividend of preferred stock purchase rights to the Company's stockholders. Each right entitles the holder to purchase one one-thousandth of a share of junior participating Preferred Stock of the Company at an exercise price of $60. While the rights generally are only exercisable if a person or group acquires 15% or more of the Company's stock, the exercise of the rights could cause substantial dilution to a particular acquiror. Although the purpose of the Stockholder Rights Plans is to provide an incentive to potential acquirors to deal directly with the Company's Board of Directors, the existence of the stockholder rights plan could be considered to delay or make a merger, tender offer or proxy contest more difficult.

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

                                 ODETICS, INC.


                           PART II OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

            The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case has been returned to the Federal District Court for retrial, and in March 1998, the jury awarded the Company damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. In August 1998, the judge, in the case issued a ruling to overturn the $70.6 million jury verdict previously awarded the Company and entered judgment as a matter of law in favor of StorageTek. Odetics plans to appeal the judges ruling to the United States Court of Appeals for the Federal Circuit.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE



Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits


             27.  Financial Data Schedule


       (b)  Reports on Form 8-K

            On May 1, 1998 the Company filed form 8-K dated as of April 29, 1998, reporting the adoption by the Company's Board of Directors of a Stockholder Rights Plan.

                                 ODETICS, INC.



                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ODETICS, INC.
                              (Registrant)



                              By /s/ Gregory A. Miner
                                ------------------------------------------------
                                Gregory A. Miner
                                Vice President, Chief Financial Officer



                              By /s/ Gary Smith
                                ------------------------------------------------
                                Gary Smith
                                Vice President, Controller
                                (Principal Accounting Officer)


Date  August 18, 1998
     -----------------