Form 10-Q
period 1998-09-30
ODETICS INC
filed 1998-11-16
CIK 350868

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
    [X]        QUARTERLY REPORT UNDER SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from            to
                                              ----------    -----------

                       Commission file number    0-10605
                                               -----------

                                 ODETICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             95-2588496
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      1515 South Manchester Avenue                               92802
         Anaheim, California                                   (Zip Code)
(Address of principal executive office)


                                (714) 774-5000
             (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]  No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      Number of shares of Common Stock outstanding as of OCTOBER 31, 1998

                   Class A Common Stock  -  6,437,221 shares.
                   Class B Common Stock  -  1,062,041 shares.

                                     INDEX
                                     -----


 PART I    FINANCIAL INFORMATION                               Page
 --------------------------------                               ----


 ITEM 1.   CONSOLIDATED STATEMENTS OF OPERATIONS FOR              3
           THE THREE MONTHS AND SIX MONTHS ENDED
           SEPTEMBER 30, 1997 AND 1998 (UNAUDITED)

           CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1998         4
           AND SEPTEMBER 30, 1998 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR              6
           THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND
           1998 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                  10
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS


 PART II   OTHER INFORMATION
 -------------------------

 ITEM 1.   LEGAL PROCEEDINGS                                     20

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS             20

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                    20
           SECURITY HOLDERS

 ITEM 5.   OTHER INFORMATION                                     21

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      21

 SIGNATURES                                                      22


     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

                         PART 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except per share amounts)
                                  (Unaudited)

                                               Three Months Ended   Six Months Ended
                                                  September 30,       September 30,
                                               ------------------  ------------------
                                                 1997      1998      1997      1998
                                               --------  --------  --------  --------
Net sales and contract revenues:
  Net sales                                     $19,163   $19,283   $39,103   $36,340
  Contract revenues                               2,943     2,840     4,475     5,562
                                                -------   -------   -------   -------
     Total net sales and contract revenues       22,106    22,123    43,578    41,902

Costs and expenses:
  Cost of sales                                  13,270    13,345    26,483    25,891
  Cost of contract revenues                       1,851     1,712     2,748     3,527
  Selling, general and administrative expense     6,428     7,718    12,379    15,711
  Research and development expense                2,285     2,763     4,309     5,367
  Interest expense, net                             112       476       116       834
                                                -------   -------   -------   -------
                                                 23,946    26,014    46,035    51,330
                                                -------   -------   -------   -------

Loss from continuing operations before taxes     (1,840)   (3,891)   (2,457)   (9,428)

Income taxes benefit                               (736)        0      (983)        0
                                                -------   -------   -------   -------

Net loss from continuing operations              (1,104)   (3,891)   (1,474)   (9,428)

Income from discontinued operations, net of
  income taxes                                    1,319         0     2,306         0
                                                -------   -------   -------   -------
Net income                                      $   215   $(3,891)  $   832   $(9,428)
                                                =======   =======   =======   =======

  Earnings (loss) per share:
            Continuing operations               $ (0.16)  $ (0.54)  $ (0.22)  $ (1.30)
            Discontinued operations             $  0.19   $  0.00   $  0.35   $  0.00
                                                -------   -------   -------   -------
            Earnings per share                  $  0.03   $ (0.54)  $  0.13   $ (1.30)
                                                =======   =======   =======   =======

Weighted average number of shares outstanding     6,810     7,271     6,633     7,268
                                                =======   =======   =======   =======

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                      March 31,    September 30,
                                                        1998           1998
ASSETS                                                              (unaudited)
                                                     -----------   -------------
Current Assets
   Cash                                                $  1,131       $    618
   Trade accounts receivable, net                        15,048         13,228
   Current portion of ATL note receivable                 3,249              0
   Receivable from ATL                                    1,553              0
   Costs and estimated earnings in excess
      of billings on uncompleted contracts                2,583          3,100

   Inventories:
      Finished goods                                        569            570
      Work in process                                     2,176            981
      Materials and supplies                             18,065         15,364
                                                       --------       --------
      Total inventories                                  20,810         16,915

   Prepaid expenses                                       1,592          1,435
   Income taxes receivable                                1,039          1,029
   Deferred income taxes                                  1,558          1,558
                                                       --------       --------
Total Current Assets                                     48,563         37,883

Property, plant and equipment
   Land                                                   2,090          2,090
   Buildings and improvements                            18,481         18,597
   Equipment, furniture and fixtures                     29,318         30,790
                                                       --------       --------
                                                         49,889         51,477

   Less accumulated depreciation                        (26,550)       (28,352)
                                                       --------       --------
   Net property, plant and equipment                     23,339         23,125

Long term ATL note receivable less current portion        6,770              0

Goodwill, net of accumulated amortization                 5,850          5,633

Other Assets                                              4,268          6,210
                                                       --------       --------
Total Assets                                           $ 88,790       $ 72,851
                                                       ========       ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED BALANCE SHEETS (cont'd)
                                (in thousands)


                                                  March 31,   September 30,
                                                    1998         1998
                                                              (unaudited)
                                                  ---------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                            $13,672        $  9,668
  Accrued payroll and related                         5,093           4,697
  Accrued expenses                                    2,083           2,512
  Income taxes payable                                    0               0
  Contract loss accrual                               4,541           4,176
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                  1,580           2,640
  Current portion of long-term debt                   1,598           1,979
                                                    -------        --------
Total current liabilities                            28,567          25,672


Revolving line of credit                             12,800           6,700

Long-term debt - Less current portion                 8,200           9,922


Deferred income taxes                                   643             884



Stockholders' equity
  Preferred stock, authorized 2,000,000 shares;
   none issued                                           --              --

  Common stock, authorized 10,000,000
   shares of class A and 2,600,000 shares
   of class B; 6,158,762 shares of
   class A and 1,062,041 shares of
   class B issued and outstanding at
   September 30, 1998 - $.10 par value                  726             723
  Paid-in capital                                    45,240          45,240
  Treasury stock                                       (239)           (240)
  Note receivable from associates                    (3,377)         (2,773)
  Retained earnings                                  (3,795)        (13,224)
  Accumulated other comprehensive income:
    Accumulated foreign currency translation             25             (53)
                                                    -------        --------
Total stockholders' equity                           38,580          29,673
                                                    -------        --------
Total liabilities and stockholders' equity          $88,790        $ 72,851
                                                    =======        ========


                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                            -------------------
                                                              1997       1998
                                                            --------   --------
Operating activities
  Net income (loss)                                         $    832   $ (9,428)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Income from discontinued operations                     (2,306)         0
      Depreciation and amortization                            1,504      2,314
      Minority interest in earnings of subsidiary                  0          0
      Provision for losses on accounts receivable                 66        132
      Provision (Benefit) for deferred income taxes             (811)       251
      Gain on sale of assets                                      13          0
      Changes in operating assets and liabilities:
        (Increase) Decrease in accounts receivable             3,281      1,688
        (Increase) Decrease  in net costs and estimated
           earnings in excess of billings                     (1,174)       543
        (Increase) Decrease in inventories                      (756)     3,895
        (Increase) Decrease in prepaids and other assets        (783)      (528)
        Increase (Decrease) in accounts payable and
           accrued expenses                                   (2,013)    (3,810)
                                                            --------   --------
Net cash provided by (used in) operating activities           (2,147)    (4,943)

Investing activities
  Purchases of property, plant, and equipment                 (1,469)    (1,588)
  Purchase of net assets of acquired business                 (2,249)         0
  Repayment of long term note receivable                       1,357     10,019
                                                            --------   --------
Net cash used in investing activities                         (2,361)     8,431

Financing activities
  Proceeds from revolving line of credit and
    long-term borrowings                                      23,700     22,538
  Principal payments on line of credit, long-term
    debt and capital lease obligations                       (21,212)   (26,535)
  Proceeds from issuance of common stock                         644         (4)
                                                            --------   --------
Net cash provided by (used in) financing activities            3,132     (4,001)
                                                            --------   --------
Increase (decrease) in cash                                   (1,376)      (513)

   Cash at beginning of year                                   1,865      1,131
                                                            --------   --------
Cash at September 30                                        $    489   $    618
                                                            ========   ========

                See notes to consolidated financial statements.

                                  ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


 Note 1 -  Basis of Presentation
 ------
           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals except for adjustments to present the Company's former subsidiary, ATL Products, Inc. ("ATL") as a discontinued operation (See Note 4), necessary to present fairly the consolidated financial position of Odetics, Inc. (the "Company") as of September 30, 1998 and the consolidated results of operations and cash flows for the three and six month periods ended September 30, 1997 and 1998. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission.

 Note 2 -  Income Taxes
 ------
           Income tax expense (benefit) for the three and six month periods ended September 30, 1997 and 1998 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes.

 Note 3 -  Long-Term Debt
 ------

                             (in thousands)
                          March 31,  September 30,
                            1998        1998
                          --------   ------------
Line of credit             $12,800        $ 6,700
Mortgage note                9,218          8,709
Contracts payable              580          3,192
                           -------        -------
                            22,598         18,601
Less current portion         1,598          1,979
                           -------        -------
                           $21,000        $16,622
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

                                                   (in thousands)
                                          September 30,     September 30,
                                              1997              1998
                                          ------------      -------------
                   Quarter Ended             $22,902             $0

 NOTE 5 -  Legal Proceedings
 ------
           The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrines of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case was returned to the Federal District Court for retrial, and in March 1998, the jury awarded the Company damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. In August 1998, the judge in the case issued a ruling to overturn the $70.6 million jury verdict previously awarded the Company and entered judgment as a matter of law in favor of StorageTek. Odetics has appealed the judge's ruling to the United States Court of Appeals for the Federal Circuit.

 NOTE 6 -  Earnings per Share
 ------
           In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of the Company. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues, funding and cash requirements, supply issues, market acceptance of new products, the Company's incubator strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." The Company's actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     Net Sales and Contract Revenues. Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues were approximately unchanged at $22.1 million for the three month period ended September 30 1998, compared to the corresponding period of the prior fiscal year, and decreased 3.8% to $41.9 million for the six month period ended September 30, 1998 compared to $43.6 million in the corresponding period of the prior fiscal year. In June 1997, the Company acquired certain assets of the Transportation Systems business of Rockwell International, which were consolidated into the Company's Odetics ITS business ("ITS"). The 24.3% increase in contract revenues in the six months ended September 30, 1998 reflects the revenue contribution in the current year of the acquired ITS business.

     Net sales were approximately unchanged at $19.3 million for the three month period ended September 30, 1998, compared to the corresponding period of the prior fiscal year, and decreased 7.1% to $36.3 million for the six month period ended September 30, 1998 compared to $39.1 million in the corresponding period of the prior fiscal year. Net sales in the three months ended September 30, 1998 compared to the corresponding period of the prior year, included increases in sales of the Company's Broadcast division ("Broadcast") and Gyyr Incorporated subsidiary ("Gyyr"), which were offset by decreased net sales in the Company's Communications division ("Communications"). The increase in Broadcast net sales reflects the revenue contribution from sales of Roswell, a new software based control automation product which began deliveries in the quarter ended September 30, 1998. Gyyr net sales increased in the three and six month periods ended compared to the corresponding periods of the prior year primarily as a result of revenue contribution related to its acquisition of Intelligent Controls Inc. ("ICI") in October 1997. Communications revenues decreased in the three and six month periods ended September 30, 1998 compared to the corresponding periods of the prior year primarily as a result of a significant reduction in sales of timing and synchronization products to a significant customer, LGIC of Korea. Sales to this customer have been negatively impacted by adverse economic conditions in Asia.

     The decrease in net sales for the six months ended September 30, 1998 compared to the corresponding period of the prior year reflects increased Gyyr sales as noted above, and increased ITS product sales, offset by decreases in net sales in Broadcast and Communications. The increase in ITS products sales principally reflects the delivery and installation of an urban traffic center system to the city of Jinan in the People's Republic of China in addition to increased units sales of the Vantage Plus vehicle detection system. Decreased net sales in Broadcast for the six months ended September 30, 1998 reflects the delay in the delivery of Roswell until the three month period ended September 30, 1998. Broadcast net sales increased 59% in the three month period ended September 30, 1998 compared to the immediately preceding three month period.

     Gross Profit. Gross profit as a percent of net sales was unchanged at 30.8% for the three month period ended September 30, 1998 compared to the corresponding period in the prior fiscal year, and decreased to 28.8% for the six month period ended September 30, 1998 compared to 32.3% for the same period in the prior fiscal year. The decrease in gross profit as a percent of net sales for the six month period ended September 30, 1998 principally reflects the decline in sales of high margin synchronization system sales in the Communications division. Gross profit performance as a percent of net sales for the six month period of the current fiscal year was also negatively impacted by low margins in the Broadcast operations in the first quarter of the current fiscal year.

     Gross profit as a percent of contract revenues increased to 39.7% for the three months ended September 30, 1998 compared to 37.1% in the comparable period of the prior fiscal year, and decreased to 36.6% for the six month period ended September 30, 1998 compared to 38.6% in the same period of the prior fiscal year. The improvement in gross profit as a percent of contract revenues for the three months ended September 30, 1998 reflects improved contract margins on ITS contracts, which has been partially offset by declining gross profits on space recorder contracts. The decline in gross profits on contract revenues for the six month period reflects the continued negative impact of declining margins on space recorder contracts.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 20.1% to $7.7 million (or 34.9% of total net sales and contract revenues) in the three months ended September 30, 1998 compared to $6.4 million (or 29.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense for the six month period ended September 30, 1998 increased 26.9% to $15.7 million (or 37.5% of total net sales and contract revenues) compared to $12.4 million (or 28.4% of total net sales and contract revenues) for the same period of the prior fiscal year. The increase in selling, general and administrative expense in absolute dollars and as a percent of net sales and contract revenues in the three and six month periods ended September 30, 1998 compared to the previous fiscal year periods relates primarily to investments in sales and marketing to support planned growth in
Gyyr, Broadcast and ITS.   The increase also relates to the acquisition of ICI
and certain assets of the Transportation Systems business of Rockwell International noted above. The principal expense categories that increased include administrative and sales labor, advertising and promotion to support new products and markets, and costs related to international expansion.

     Research and Development Expense. Research and development expense increased 20.9% to $2.8 million (or 12.5% of total net sales and contract revenues) in the three month period ended September 30, 1998 compared to $2.3 million (or 10.3% of total net sales and contract revenues) in corresponding period of the prior fiscal year. Research and development expense for the six month period ended September 30, 1998 increased 24.6% to $5.4 million (or 12.8% of total net sales and contract revenues) compared to $4.3 million (or 9.9% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development in the three and six month periods in the current fiscal year principally reflects spending in Gyyr and Communications. Gyyr announced a new line of dome products for facility monitoring, and the Company's Communications division has recently introduced Dexter, a broadband communications interface product. For competitive reasons, the Company closely guards the confidentiality of its specific development projects. The increase in new product development expense relates primarily to development labor and related benefits, prototype material cost and consulting fees.

  The acquisitions of ICI and the Transportation Systems business of Rockwell International did not materially impact the increases in current year research and development expenses.

     Interest Expense, Net. Interest Expense, Net reflects interest income and interest expense as follows:




                                             Three Months        Six Months
                                             Ended Sept. 30   Ended Sept. 30
                                             ---------------  --------------
                                             1997      1998     1997    1998
                                             -----     ----     ----    ----
                                                     (in thousands)

         Interest Expense                     $371      $476     $651   $1029
         Interest Income                       259         0      535     195
                                             -----      ----     ----   -----
         Interest Expense, Net                $112      $476     $116   $ 834
                                             =====      ====     ====   =====

     Interest expense primarily reflects interest on the Company's line of credit borrowings and mortgage interest. The increase in interest expense for the three and six month periods ended September 30, 1998 compared to the prior fiscal year reflects an increase in the Company's average outstanding borrowings on its line of credit facility. Interest income in the three and six month periods ended September 30, 1997 was derived primarily from a note receivable due to the Company from ATL. The note was paid off in full by ATL in July 1998, resulting in a reduction in interest income in the three and six month periods ended September 30, 1998.



     Income Taxes. No income tax benefit was provided on the net loss of the Company for the three month and six month periods ended September 30, 1998 since management has determined that the Company cannot meet the criteria for recognition of the resulting deferred tax asset. In the three month and six month periods ended September 30, 1997, pre-tax income from the Company's discontinued operations, ATL, was greater than the pre-tax loss from the Company's continuing operations. Accordingly, as a result of intra-period tax allocation, the Company recorded a provision for income taxes of $879,000 in income from discontinued operations and a provision for income tax (benefit) of $736,000 for continuing operations. For the six month period ended September 30, 1998 the Company recorded a provision for income taxes of $1,537,000 in income from discontinued operations and a provision for income tax (benefit) of $983,000 for continuing operations.

Liquidity and Capital Resources

     The Company has incurred negative cash flow from operating activities of $4.9 million for the six months ended September 30, 1998 principally as a result of net losses incurred during the period. The impact of the $9.4 million net loss in the six months ended September 30, 1998 to operating cash flows has been mitigated by inventory and accounts receivable liquidations aggregating approximately $5.6 million. During the three months ended September 30, 1998, the Company received approximately $9.0 million from ATL representing principal plus accrued interest on its note receivable due from ATL. The proceeds of this payment were applied to reduce outstanding borrowings on the Company's line of credit. During the six months ended September 30, 1998 the Company's cash flow requirements have been met primarily with advances on its line of credit with its principal banks. At November 10, 1998, $9.4 million was outstanding under the Company's line of credit. The Company's $15.0 million bank line of credit with Imperial Bank and Comerica Bank-California provides for borrowings generally at the bank's prime rate (8.0% at November 10, 1998) plus .75%. The Company has entered into a proposal for a new line of credit relationship with Transamerica Business Credit for a $17.0 million line of credit providing for borrowings at prime plus 2.0%. There can be no assurance that the Company will enter into this new line of credit on a timely basis, if at all. The Company believes that the structure of the line of credit facility with Transamerica Business Credit will be better suited to the Company's business requirements. The Company's borrowings under its existing and proposed lines of credit are secured by substantially all of the Company's assets.

     The Company anticipates that net cash flow generated by operating activities, together with funds available under the Company's line of credit, will be adequate and enable the Company to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.

                                  RISK FACTORS


     Our business is subject to a number of risks, some of which are discussed below. You should carefully consider the risks described below before purchasing shares of our Class A Common Stock or Class B Common Stock (collectively, the "Common Stock"). The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our Class A Common Stock could decline and you may lose all or part of your investment.

     This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in, or incorporated by reference into, this Report. In evaluating an investment in the shares, you should consider carefully the following risk factors in addition to the other information presented in this Report or incorporated by reference into this Report.

     Fluctuations in Quarterly and Annual Operating Results. In the past, we have experienced recent losses and wide fluctuations in our quarterly and annual operating results. We may continue to experience losses and fluctuations in our business due to a number of factors, not all of which are in our control. These factors include, without limitation, the following:

 .    The size and timing of significant customer orders;
 .    The introduction of new products by competitors;
 .    The availability of components used in the manufacture of our products;
 .    Our significant investment in research and development for our subsidiaries and divisions;
 .    Our ability to develop, introduce, market and gain market acceptance of new products (particularly the Roswell, Dexter, Vortex, Digi Scan Pro, Vantage One and Lane Tracker), applications and product enhancements in a timely manner;
 .    Our ability to control costs;
 .    Changes in our pricing policies and the pricing policies by our suppliers and competitors, as well as increased price competition in general;
 .    The long lead times associated with government contracts or required by vehicle manufacturers;
 .    Our success in expanding and implementing our sales and marketing programs;
 .    Technological changes in our target markets;
 .    Our relatively small level of backlog at any given time;
 .    The mix of sales among our divisions;
 .    Referrals of customer orders in anticipation of new products, applications or product enhancements;
 .    The Asian economic crisis and instability;
 .    Currency fluctuations and our ability to get currency out of certain foreign countries; and
 .    General economic and market conditions.

     In addition, our sales in any quarter typically consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders can impact our quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on our business, financial condition and results of operations. Our revenue growth in prior periods may not be sustainable and may not be indicative of future operating results. We may not be able to continue to achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period our operating results may be below the expectations of analysts and investors. In that event, the market price of our securities would probably be materially and adversely affected.

     Uncertainty of Incubator Strategy. We have initiated a strategy to nurture our business divisions with the goal of conducting additional initial public offerings. This strategy has and will continue to require us to make significant investments. We may not recognize the benefits of this strategy for a long time, if at all. Our ability to complete an initial public offering of any of our divisions or subsidiaries will depend upon numerous factors. Such factors include, without limitation, the overall performance and results of operations of our division or subsidiary, its potential market, its ability to assemble and retain a broad, qualified management team; and its customer base and product line. General economic and market conditions can also impact a successful offering. We may not be able to complete a successful initial public offering of any of our divisions in the near future, or at all.

     Rapid Technological Change; Effect of New Product Introduction and Uncertain Market Acceptance. Our target markets are in general characterized by the following factors:

     .  Rapid technological advances;
     .  Downward price pressure in the marketplace as technologies mature;
     .  Changes in customer requirements;
     . Frequent new product introductions and enhancements; and . Revolving industry standards and changes in the regulatory environment.

     We believe that we must continue to make substantial investments to support ongoing research and development. Our future success will depend in part on our ability to enhance our current products and reduce our product costs. In addition, we will have to continue to develop and introduce new products that incorporate the latest technological advancements in hardware, storage media, operating system software and applications software in response to evolving customer requirements. In particular, we will need to modify certain of our products to accommodate the anticipated deployment of digital television and the corresponding phase-out of analog transmissions. Our business and results of operations could be materially adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements. Our business and results of operations could also be materially adversely affected by any significant delays in our new product development or by the failure of any new products to gain market acceptance. We have experienced delays in the past in connection with the introduction of new products, particularly with our Roswell system. We may not be able to introduce any new products or enhancements to our existing products on a timely basis, or at all. We also cannot predict the effect any new introductions will have on sales of our existing products. In addition, our recent shift towards providing more software solutions may create additional challenges for us, particularly in our Broadcast Division. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Although we have not experienced any material adverse effect resulting from any of these faults or errors to date, any faults or errors in our existing products or in our new products may cause delays in product introduction and shipments or require design modifications. Any of these factors could adversely affect our competitive position and results of operations. Our success is also dependent in large part upon achieving broad market acceptance of certain of our new products including our Roswell, Vortex, Digi Scan Pro, Vantage One and Lane Tracker products. These products or enhancements to these products may not achieve broad market acceptance. Market acceptance of our new products depends upon numerous factors, including our ability to resolve technical challenges in a timely and cost-effective manner, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. In addition, we anticipate that we will outsource the manufacture of Lane Tracker to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of Lane Tracker.

     Risks Associated with International Sales; Effect of Asian Economical Crisis. International product sales represented approximately 30%, 36% and 34% of our total net sales and contract revenues for the fiscal years ended March 31, 1996, 1997 and 1998, respectively. Our telecommunications products are sold principally to LGIC of Korea. As a result of economic instability in Asia, particularly in Korea, our sales in this region have declined in recent periods. It is possible that these sales could be further impacted by the currency devaluations and restrictions, and related economic problems in this region and abroad in general. We believe that international sales will continue to represent a significant portion of our revenues, and that continued growth and profitability may require further expansion of our international operations. Our international sales are currently denominated primarily in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. Additional risks inherent in international business activities generally include the following:

     . Unexpected changes in regulatory requirements, tariffs and other trade barriers;
     .  Longer accounts receivable payment cycles;
     .  Difficulties in managing and staffing international operations;
     . Potentially adverse tax consequences including restrictions on the repatriation of earnings;
     . The burdens of compliance with a wide variety of foreign laws; and . Currency fluctuations and political and economical instability.

     We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. Any of these factors may have a material adverse effect on our future international sales and, consequently, on our business and operating results. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

     Management of Growth; Risks Related to Possible Acquisitions. Over the past year, we have significantly expanded our operations. This expansion has included the acquisition of several companies including ICI, International Media Integration Services, Limited ("IMIS") and Meyer Mohaddes & Associates, Inc. ("MMA"). We also acquired certain assets of the Transportation Systems business of Rockwell International. We intend to continue to pursue an acquisition strategy. This period of rapid growth and expansion will continue to place a significant strain on our resources. To accommodate this growth, we anticipate that we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these updates will require substantial management effort. We may not be able to accomplish these efforts successfully. In addition, we may not be able to identify, acquire, profitably manage or successfully integrate any new business without incurring substantial delays or other operational or financial problems. Moreover, our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including the diversion of management's attention, the failure to retain or successfully integrate key acquired personnel, the challenge of operating diverse business divisions, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities and increased interest expense and amortization of acquired intangible assets. Any of these risks could materially adversely affect our business and results of operations.

     Reliance on Government Contracts and Subcontractors; Risks Related to Fixed Price Contracts. Substantially all of the net sales by ITS, and a portion of the net sales by our Communications division for the year ended March 31, 1998 and the six months ended September 30, 1998 were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government business is, in general, subject to special risks and challenges. These risks and challenges include long purchase cycles, competitive bidding and qualification requirements, performance bond requirements, delays in funding, budgetary constraints and cut-backs, milestone requirements and liquidated damage provisions for failure to meet contract milestones. In addition, a large number of our government contracts are fixed price contracts, pursuant to which we benefit from cost savings, but we may not be able to recover for any cost overruns. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. These additional costs could have a material adverse effect on our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales in any given quarter. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could have a material adverse effect on our business, financial condition and results of operations.

     Competition. We compete with numerous other companies in our target markets. Many of our competitors have far greater name recognition and financial, technological, marketing and customer service resources. Some of our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale and support of their products than we can. The recent consolidation of end users, distributors and manufacturers in our target markets has further exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect upon our business, operating results and financial condition.

     Dependence on Key Personnel. Our future performance depends to a significant extent on our senior management and other key employees, in particular, our Chief Executive Officer and Chairman of the Board, Joel Slutzky, and our Chief Operating Officer and Chief Financial Officer, Gregory A. Miner. The loss of the services of either of Messrs. Slutzky or Miner, or certain other key employees would have a material adverse effect on our development and marketing efforts. Our future success will also depend in large part upon our ability to attract, retain and motivate highly skilled employees. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could have a material adverse effect upon our business, financial condition and results of operations.

     Dependence on Proprietary Technology; Risks of Infringement.   Our ability
to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. These efforts may not provide meaningful protection for our technology. Our competitors may be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad. Moreover, litigation has been necessary in the past and may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition and results of operations.

     Volatility of Stock Price. The trading price of our Common Stock has been subject to wide fluctuations in the past, decreasing from $20.375 in October 1997 to $4.25 in October 1998. The trading price of our Common Stock could continue to fluctuate in the future in response to quarterly variations in operating results, shortages announced by suppliers, announcements of technological innovations or new products, changes in pending litigation, applications or product enhancements by us or by our competitors, changes in financial estimates by securities analysts and other events or factors. The stock market in general has recently has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

     Concentration of Ownership. As of September 30, 1998, our officers and directors beneficially owned a majority of the total combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of Common Stock.

     Anti-Takeover Effects of Charter Provisions, Bylaws, Stock Structure and Stockholder Rights Plan. We currently have two classes of Common Stock outstanding which are substantially identical other than with respect to voting power. Our Class A Common Stock entitles the holder to 1/10th vote per share and our Class B Common Stock entitles the holder to one vote per share. Our officers, directors and their affiliates currently hold the majority of the Class B Common Stock. In addition, our Board of Directors is elected annually on a split vote basis. The holders of our Class A Common Stock are currently entitled to elect three of the directors and the holders of the our Class B Common Stock are currently entitled to elect the remaining six directors. These provisions could discourage a proxy contest or make it more difficult for a third party acquiring a substantial block of our Common Stock to effect a change in our management and control. These provisions also could limit the price that investors might be willing to pay in the future for shares of our Common Stock. Our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences, as well as additional shares of Class B Common Stock. This Preferred Stock could adversely affect the voting power or other rights of the holders of Class A Common Stock. Although we do not have any current plans to issue any shares of Preferred Stock or additional shares of Class B Common Stock, our future issuance of Preferred Stock or Class B Common Stock or of rights to purchase Preferred Stock or Class B Common Stock could be used to discourage an unsolicited acquisition proposal. In March 1998, we adopted a stockholder rights plan, pursuant to which we declared a dividend of Preferred Stock Purchase Rights to our stockholders. Each right entitles the holder to purchase one one-thousandth of a share of our junior participating Preferred Stock at an exercise price of $60. While the rights generally are only exercisable if a person or group acquires 15% or more of our stock, the exercise of the rights could cause substantial dilution to a particular acquiror. Although the purpose of the Stockholder Rights Plan is to provide an incentive to potential acquirors to deal directly with our Board of Directors, the existence of the Stockholder Rights Plan could be considered to delay or make a merger, tender offer or proxy contest more difficult.

     Year 2000 Compliance. Many of our currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. Although our core products are designed to be Year 2000 compliant, it is difficult to ensure that our products contain all necessary date code changes. We are in the process of updating our existing information systems to become Year 2000 compliant. We have established an internal task force to evaluate our current status and state of readiness for the Year 2000. We believe the most significant impact of the Year 2000 issues will be the readiness of our suppliers, distributors, customers and lenders with whom we must interact. This evaluation is still at an early stage. We do not yet have any contingency plans to address our inability to remedy these issues. Despite our efforts to address the Year 2000 impact, we have not fully identified such impact. As such, we may not be able to update our systems and products or resolve the other Year 2000 issues without disrupting our business or without incurring significant expense. The failure to address these issues on a timely basis or at all could have a material adverse effect on our business, financial condition and results of operations.

                                  PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that the Company infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case has been returned to the Federal District Court for retrial, and in March 1998, the jury awarded the Company damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. In August 1998, the judge in the case issued a ruling to overturn the $70.6 million jury verdict previously awarded the Company and entered judgment as a matter of law in favor of StorageTek. Odetics has appealed the judge's ruling to the United States Court of Appeals for the Federal Circuit.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Sales of Unregistered Securities. During the three months ended September 30, 1998, the Company issued 55,245 shares of Class A Common Stock to the former shareholders of MMA in connection with the merger of the MMA Acquisition Corp, a subsidiary of Odetics ITS, Inc. with and into MMA. In this transaction, all of the outstanding shares of Common Stock of MMA were converted into an aggregate of 55,245 shares of the Company's Class A Common Stock and an aggregate of 211.57407 shares of Common Stock of Odetics ITS, Inc. No underwriters participated in this transaction. This transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Annual Meeting of the Stockholders of Odetics, Inc. held on September 11, 1998, the following proxies were tabulated representing 563,567 shares of Class A Common Stock or 90% of the eligible voting shares, and 907,813 of Class B Common Stock or 85% of the total outstanding shares voted in the following manner:

Proposal I:  Election of the Board of Directors
------------------------------------------------

                                 Total Vote for      Total Vote Withheld
    Class A Common Stock         Each Director       From Each Director
    --------------------         -------------       -------------------
     Crandall Gudmundson             562,555                1,032
     Jerry F. Muench                 562,555                1,032
     Leo Wexler                      562,765                  822

                                  Total Vote for      Total Vote Withheld
     Class B Common Stock:        Each Director       From Each Director
     ---------------------        -------------       -------------------
     Joel Slutzky                    907,152                  660
     Kevin C. Daly                   907,152                  660
     Ralph R. Mickelson              907,152                  660
     Gregory A. Miner                907,152                  660
     John W. Seazholtz               907,152                  660
     Paul E. Wright                  907,152                  660

Proposal II:   To Ratify the Appointment of Ernst & Young LLP as the Company's
------------------------------------------------------------------------------
               independent auditors for the fiscal year ending March 31, 1999.
               ---------------------------------------------------------------

                                  Class A                      Class B
                               Common Stock                  Common Stock
                           (1/10 vote per share)          (1 vote per share)
                           ---------------------         -------------------
     For                         561,040                       906,843
     Against                         374                           120
     Abstain                       2,173                           849


 Item 5.  Other Information

     NONE.


 Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27.  Financial Data Schedule

     (b)   Reports on Form 8-K

           In connection with the Company's acquisition of 90% of the outstanding share capital of IMIS in September 28, 1998, the Company filed a Form 8-K to report the issuance of 173,214 shares of its Class A Common Stock, par value $.10 per share, pursuant to Regulation S under the Securities Act of 1933, as amended,

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ODETICS, INC.
                                      (Registrant)


                                      By  /s/ Gregory A. Miner
                                         -----------------------------------
                                         Gregory A. Miner
                                         Vice President, Chief Financial Officer



                                      By  /s/ Gary Smith
                                         -------------------------------------
                                         Gary Smith
                                         Vice President, Controller
                                         (Principal Accounting Officer)



 Dated:  November 13, 1998
         -----------------