Form 10-Q
period 1998-12-31
ODETICS INC
filed 1999-02-16
CIK 350868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
   [X]            QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1998

                                       OR
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from     to

                        Commission file number  0-10605
                                                -------

                                 ODETICS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      95-2588496
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

1515 South Manchester Avenue                              92802
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

                            Yes   X    No
                                -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Number of shares of Common Stock outstanding as of JANUARY 31, 1998

                   Class A Common Stock  -  7,628,544 shares.
                   Class B Common Stock  -  1,062,041 shares.

                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION                              Page
-------------------------------                              ----

ITEM 1.   CONSOLIDATED STATEMENTS OF OPERATIONS FOR            3
          THE THREE MONTHS AND NINE MONTHS ENDED
          DECEMBER 31, 1997 AND 1998 (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1998       4
          AND DECEMBER 31, 1998 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR            6
          THE NINE MONTHS ENDED DECEMBER 31, 1997 AND
          1998 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                 10
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


PART II    OTHER INFORMATION
----------------------------

ITEM 1.  LEGAL PROCEEDINGS                                     23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS             23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   23

ITEM 5.  OTHER INFORMATION                                     23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      23

SIGNATURES                                                     24

     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

                         PART 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended         Nine Months Ended
                                                                December 31,              December 31,
Consolidated Statement of Operations                        1997           1998         1997        1998
                                                         ----------    ----------   ----------    ----------
Net sales and contract revenues:
 Net sales                                                  $21,650       $16,210      $60,753       $52,550
 Contract revenues                                            2,654         3,957        7,129         9,519
                                                         ----------    ----------   ----------    ----------
                                                            $24,304       $20,167      $67,882       $62,069

Costs and expenses:
 Cost of sales                                               14,483        10,846       40,966        36,737
 Cost of contract revenues                                    1,387         2,624        4,135         6,151
 Selling, general and administrative expenses                 5,888         7,360       18,267        23,071
 Research and development expenses                            2,352         2,731        6,661         8,098
 Interest expense, net                                          175           445          291         1,279
                                                         ----------    ----------   ----------    ----------
                                                             24,285        24,006       70,320        75,336
                                                         ----------    ----------   ----------    ----------
Loss from continuing operations before taxes                     19        (3,839)      (2,438)      (13,267)

Income taxes (benefit)                                            8             0         (975)            0
                                                         ----------    ----------   ----------    ----------
Loss from continuing operations                                  11        (3,839)      (1,463)      (13,267)

Income  from discontinued operations, net of income taxes      (217)            0        2,089             0
                                                         ----------    ----------   ----------    ----------
Net income (loss)                                             ($206)      ($3,839)        $626      ($13,267)
                                                         ==========    ==========   ==========    ==========

Basic and diluted earnings (loss) per share:
 Continuing operations                                        $0.00        ($0.49)      ($0.22)       ($1.77)
 Discontinued operations                                     ($0.03)        $0.00        $0.31         $0.00
                                                         ----------    ----------   ----------    ----------
 Earnings per share                                          ($0.03)       ($0.49)       $0.09        ($1.77)
                                                          =========     =========    =========     =========

Weighted average number of shares outstanding                 7,265         7,890        6,794         7,493
                                                          =========     =========    =========     =========

Revenues by segment:
 ITS                                                         $1,609        $4,483       $3,933       $10,400
 Video Products                                              15,785        12,167       44,367        40,684
 Telecom Products                                             6,910         3,517       19,582        10,985
                                                         ----------    ----------   ----------    ----------
                                                            $24,304       $20,167      $67,882       $62,069
                                                         ==========    ==========   ==========    ==========




                See notes to consolidated financial statements.

                                     ODETICS, INC.

                              CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                               March 31,         December 31,
                                                 1998                 1998
ASSETS                                                            (unaudited)
                                               ---------         ------------
Current Assets
  Cash                                           $1,131             $ 1,055
  Trade accounts receivable, net                 15,048              13,979
  Current portion of ATL note receivable          3,249                   0
  Receivable from ATL                             1,553                   0
  Costs and estimated earnings in excess
    of billings on uncompleted contracts          2,583               2,571

  Inventories:
    Finished goods                                  569                 584
    Work in process                               2,176                 898
    Materials and supplies                       18,065              14,985
                                               --------             -------
    Total inventories                            20,810              16,467

  Prepaid expenses                                1,592               1,685
  Income taxes receivable                         1,039               1,029
  Deferred income taxes                           1,558               1,558
                                               --------             -------
Total Current Assets                             48,563              38,344


Property, plant and equipment
  Land                                            2,090               2,060
  Buildings and improvements                     18,481              18,620
  Equipment, furniture and fixtures              29,318              30,497
                                               --------             -------
                                                 49,889              51,177

  Less accumulated depreciation                 (26,550)            (28,742)
                                               --------             -------
  Net property, plant and equipment              23,339              22,435

Long term ATL note receivable less current
 portion                                          6,770                   0

Goodwill, net of accumulated amortization         5,850               9,288

Other Assets                                      4,268               7,913
                                                -------             -------
Total Assets                                    $88,790             $77,980
                                                =======             =======

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                (in thousands)



                                                March 31,         December 31,
                                                  1998                1998
LIABILITIES AND STOCKHOLDERS' EQUITY                              (unaudited)
                                                ---------         -----------
Current Liabilities
  Trade accounts payable                         $13,672            $8,433
  Accrued payroll and related                      5,093             4,697
  Accrued expenses                                 2,083             1,811
  Income taxes payable                                 0                 1
  Contract loss accrual                            4,541             4,034
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              1,580             1,198
  Current portion of long-term debt                1,598             1,886
                                                 -------           -------
Total current liabilities                         28,567            22,060

Revolving line of credit                          12,800             3,940

Long-term debt - Less current portion              8,200             9,559

Deferred income taxes                                643             1,388

Minority interest                                      -               316

Stockholders' equity
  Preferred stock, authorized 2,000,000 shares;
    none issued                                  -------           -------
  Common stock, authorized 10,000,000
    shares of class A and 2,600,000 shares
    of class B; 7,622,560 shares of
    class A and 1,062,041 shares of
    class B issued and outstanding at
    December 31, 1998 - $.10 par value               726               869
  Paid-in capital                                 45,240            57,329
  Treasury stock                                    (239)             (240)
  Note receivable from associates                 (3,377)             (171)
  Retained earnings                               (3,795)          (17,062)
  Accumulated other comprehensive income:
    Accumulated foreign currency translation          25                (8)
                                                 -------           -------
Total stockholders' equity                        38,580            40,717
                                                 -------           -------
Total liabilities and stockholders' equity       $88,790           $77,980
                                                 =======           =======

                See notes to consolidated financial statements.

                                    ODETICS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (unaudited)

                                                         Nine Months Ended
                                                            December 30,
                                                        -----------------------
                                                          1997           1998
                                                        --------      ---------
Operating activities
 Net income (loss)                                      $    626      $(13,267)
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Income from discontinued operations                    (2,089)            0
   Depreciation and amortization                           2,488         3,627
   Provision for losses on accounts receivable                99           228
   Provision (Benefit) for deferred income taxes            (282)          174
   Gain on sale of assets                                     13             0
   Changes in operating assets and liabilities:
    (Increase) Decrease in accounts receivable             3,284         2,308
    (Increase) Decrease  in net costs and estimated
      earnings in excess of billings                      (1,478)           50
    (Increase) Decrease in inventories                    (1,776)        4,343
    (Increase) Decrease in prepaids and other assets      (1,132)       (2,606)
    Increase (Decrease) in accounts payable and
      accrued expenses                                    (3,973)       (3,866)
                                                        --------      --------
 Net cash provided by (used in) operating activities      (4,220)       (9,009)


 Investing activities
  Purchases of property, plant, and equipment             (2,773)       (1,903)
  Purchase of net assets of acquired business             (2,597)            0
  Repayment of long term note receivable                   2,166        10,019
                                                        --------      --------
 Net cash used in investing activities                    (3,204)        8,116



 Financing activities
  Proceeds from revolving line of credit and
   long-term borrowings                                   36,051        32,997
  Principal payments on line of credit, long-term
   debt and capital lease obligations                    (31,236)      (40,210)
  Proceeds from issuance of common stock                   1,515         8,030
                                                       ---------      --------
 Net cash provided by (used in) financing activities       6,330           817
                                                       ---------      --------
 Increase (decrease) in cash                              (1,094)          (76)

  Cash at beginning of year                                1,865         1,131
                                                       ---------      --------
 Cash at December 31                                   $     771      $  1,055
                                                       =========      ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Presentation
------
         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals except for adjustments to present the Company's former subsidiary, ATL Products, Inc. as a discontinued operation (See
         Note 4), necessary to present fairly the consolidated financial position of Odetics, Inc as of December 31, 1998 and the consolidated results of operations and cash flows for the three and nine month periods ended December 31, 1997 and 1998. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of those to be expected for the entire year.
         The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission.


Note 2 - Income Taxes
------
         Income tax expense (benefit) for the three and nine month periods ended December 31, 1997 and 1998 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company has not provided income tax benefit for the losses incurred in fiscal 1999 due to the uncertainty as to the ultimate realization of the benefit.


Note 3 - Long-Term Debt
------
                                                 (in thousands)
                                           March 31,     December 31,
                                             1998            1998
                                           ---------     ------------

         Line of credit                    $12,800        $ 3,940
         Mortgage note                       9,218          8,446
         Contracts payable                     580          3,000
                                           -------        -------
                                            22,598         15,386
         Less current portion                1,598          1,887
                                           -------        -------
                                           $21,000        $13,499
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


                                                (in thousands)
                                      December 31,      December 31,
                                          1997              1998
                                      ------------      ------------

                   Quarter Ended         $ 5,935            $0
                   Nine Months Ended     $47,404            $0


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

NOTE 7 - Comprehensive Income
------ As of December 29, 1997, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

         The components of comprehensive income (loss) for the nine months ended December 31, 1997 and 1998 are as follows:

                                                       1997         1998
                                                       ----         ----

         Net income (loss)                             $626       $(13,267)
         Foreign currency translation adjustment          8            (33)
                                                       ----       --------
         Comprehensive income (loss)                   $634       $(13,300)
                                                       ====       ========

NOTE 8 - Recent Accounting Pronouncements
------ In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of the Company. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks and uncertainties, and include, among other things, statements concerning the Company's incubator strategy, projected revenues, funding and cash requirements, supply issues, market acceptance of new products, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." The Company's actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to update the reasons why actual results differ from those anticipated in the forward looking statements.

Results of Operations

     General. On October 31, 1997, the Company completed the spin-off of its 82.9% interest in ATL by distributing the Company's 8,005,000 shares of Class A Common Stock to the Company's stockholders of record on October 31, 1997. In connection with the spin-off, the Company's financial statements have been restated to reflect the continuing operations and discontinued operations. Discontinued operations reflect the Company's interest in the operations of ATL for the periods presented. Commencing with the period ended December 31, 1998 the Company defined its business segments as Video Products, Telecom Products, and ITS. The Video Products segment includes the Company's Broadcast Division ("Broadcast") and its Gyyr Inc. subsidiary ("Gyyr"). The Telecom Products segment includes the Company's Communications Division ("Communications") which manufactures timing and synchronization products, and the business of Mariner Networks Inc., a wholly owned subsidiary. The ITS segment represents the Company's 93% owned subsidiary Odetics ITS, Inc. ("ITS").

     Net Sales and Contract Revenues. Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("Contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 17.0% to $20.2 million for the three month period ended December 31 1998, compared to $24.3 million in the corresponding period of the prior fiscal year, and decreased 8.6% to $62.1 million for the nine month period ended December 31, 1998 compared to $67.9 million in the corresponding period of the prior fiscal year. In June 1997, the Company acquired certain assets of the Transportation Systems business of Rockwell International, which were consolidated into ITS. The 49.1% and 33.5% increase in contract revenues in the three and nine month periods ended December 31, 1998, respectively, reflects the revenue contribution in the current year of the acquired ITS business.

     Net sales decreased 25.1% to $16.2 million for the three month period ended December 31, 1998, compared to $21.7 million in the corresponding period of the prior fiscal year, and decreased 13.5% to $52.6 million for the nine month period ended December 31, 1998 compared to $60.8 million in the corresponding period of the prior fiscal year. Net sales in the three month and nine month periods ended December 31, 1998 compared to the corresponding periods of the prior year reflects decreased sales in the Company's Broadcast division, its Gyyr business, and its Communications division, partially offset by increased sales of ITS. Net sales in Broadcast declined as a result of continued delays in the delivery and acceptance of its new Roswell control system. Gyyr's net sales decreased primarily as a result of reduced unit sales of certain models of its time video lapse tape decks and reduced unit sales of certain of its video multiplexer products. The reduction in Gyyr's net sales reflects principally reflects reduced purchases by certain of its OEM customers who sell to the banking industry which has undergone substantial consolidation in the current year. Communications revenues decreased in the three and nine month periods ended December 31, 1998 compared to the corresponding periods of the prior year primarily as a result of a significant reduction in sales of timing and synchronization products to a significant customer, LGIC of Korea. Sales to this customer have been negatively impacted by adverse economic conditions in Asia. Increased sales of ITS in the three and nine month periods ended December 31, 1998 reflect increased units sales of the Company's Vantage product line, video based traffic intersection control products.

     Gross Profit. Gross profit as a percent of net sales was unchanged at 33.1% for the three month period ended December 31, 1998 compared to the corresponding period in the prior fiscal year, and decreased to 30.1% for the nine month period ended December 31, 1998 compared to 32.6% for the same period in the prior fiscal year. The decrease in gross profit as a percent of net sales for the nine month period ended December 31, 1998 principally reflects the decline in sales of high margin synchronization system sales in the Communications division. Gross profit performance as a percent of net sales for the nine month period of the current fiscal year was also negatively impacted by low margins in the Broadcast operations in the first and third quarters of the current fiscal year.

     Gross profit as a percent of contract revenues decreased to 33.7% for the three months ended December 31, 1998 compared to 47.7% in the comparable period of the prior fiscal year, and decreased to 35.4% for the nine month period ended December 31, 1998 compared to 42.0% in the same period of the prior fiscal year. The decline in gross profits on contract revenues for the three and nine month periods ended December 31, 1998 reflects a change in mix of active contracts in ITS toward lower margin contracts, and the adjustment of loss reserves on certain contracts. The Company also continues to experience declining margins on space recorder contracts in fiscal 1999 compared to fiscal 1998.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 25.0% to $7.4 million (or 36.5% of total net sales and contract revenues) in the three months ended December 31, 1998 compared to $5.9 million (or 24.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense for the nine month period ended December 31, 1998 increased 26.3% to $23.1 million (or 37.2% of total net sales and contract revenues) compared to $18.3 million (or 26.9% of total net sales and contract revenues) for the same period of the prior fiscal year. Compared to the immediately preceding quarter ended September 30, 1998, selling, general and administrative expense decreased 4.6% from $7.7 million. The increase in selling, general and administrative expense in absolute dollars and as a percent of net sales and contract revenues in the three and nine month periods ended December 31, 1998 compared to the previous fiscal year periods relates primarily to investments in sales and marketing to support planned growth in Gyyr, Broadcast and ITS. For the nine months ended December 31, 1998, the increase also relates to the acquisition of ICI and certain assets of the Transportation Systems business of Rockwell International noted above. The principal expense categories that increased include administrative and sales labor, advertising and promotion to support new products and markets, and costs related to international expansion.

     Research and Development Expense. Research and development expense increased 16.1% to $2.7 million (or 13.5% of total net sales and contract revenues) in the three month period ended December 31, 1998 compared to $2.4 million (or 9.7% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Research and development expense for the nine month period ended December 31, 1998 increased 21.6% to $8.1 million (or 13.0% of total net sales and contract revenues) compared to $6.7 million (or 9.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development expense in the three and nine month periods ended December 31,1998 compared to the previous fiscal year periods principally reflects increased product development activity in Broadcast, Gyyr and Mariner Networks, Inc. Broadcast product development activity reflects continued development of Roswell for enhanced features and functionality. Gyyr completed development of its dome products for facility monitoring and expanded its multiplexer product line and launched a new internet based security product called Tango. The Company's Mariner Networks, Inc subsidiary continued development of Dexter, a broadband communications interface product. For competitive reasons, the Company closely guards the confidentiality of its specific development projects. The increase in product development expense relates primarily to development labor and related benefits, prototype material cost and consulting fees. The acquisition of ICI and the related development activities for access control products for Gyyr also contributed to the increase in product development expense for the nine months ended December 31, 1998. The acquisition of certain assets of the Transportation Systems business of Rockwell International did not materially impact the increase in current year research and development expenses.

     Interest Expense, Net. Interest Expense, Net reflects interest income and interest expense as follows:



                                             Three Months      Nine Months
                                             Ended Dec. 31    Ended Dec. 31
                                             --------------  ----------------
                                             1997      1998   1997     1998
                                             -----     ----  ------   ------
                                                     (in thousands)
Interest Expense                             $416      $445  $1,067   $1,474

Interest Income                               241         0     776      195
                                             ----      ----  ------   ------
Interest Expense, Net                        $175      $445  $  291   $1,279
                                             ====      ====  ======   ======

     Interest expense primarily reflects interest on the Company's line of credit borrowings and mortgage interest. The increase in interest expense for the three and nine month periods ended December 31, 1998 compared to the prior fiscal year reflects an increase in the Company's average outstanding borrowings on its line of credit facility. Interest income in the three and nine month periods ended December 31, 1997 was derived primarily from a note receivable due to the Company from ATL. The note was paid off in full by ATL in July 1998, resulting in a reduction in interest income in the three and nine month periods ended December 31, 1998.

     Income Taxes. No income tax benefit was provided on the net loss of the Company for the three month and nine month periods ended December 31, 1998 since management has determined that the Company cannot meet the criteria for recognition of the resulting deferred tax asset. In the three month period ended December 31, 1997, the pre-tax loss from the Company's discontinued operations, ATL was greater than the pre-tax income for the Company's continuing operations. Furthermore, in the nine month period ended December 31, 1997, the pre-tax income from the Company's discontinued operations, was greater than the pre-tax loss from the Company's continuing operations. Accordingly, as a result of intra-period tax allocation, the Company recorded a provision (benefit) for income taxes from discontinued operations of ($144,000) and $1,392,000 and a provision (benefit) for income taxes from continuing operations of $8,000 and ($975,000) for the three month periods and nine month periods ended December 31, 1997, respectively.

Liquidity and Capital Resources

     The Company has incurred negative cash flow from operating activities of $9.0 million for the nine months ended December 31, 1998 principally as a result of net losses totaling $13.3 million that were incurred during the period. The impact of the net losses in the nine months ended December 31, 1998 to operating cash flows has been mitigated by inventory and accounts receivable liquidations aggregating approximately $6.7 million. During the nine months ended December 31, 1998, the Company's cash flow requirements have been met primarily with
advances on its line of credit with its principal banks.   In December 1998, the
Company entered into a new line of credit relationship with Transamerica Business Credit for a $17.0 million line of credit providing for borrowings at prime plus 2.0% (9.75% at January 31, 1999). This relationship replaced the Company's previous relationship with Imperial Bank and Comerica Bank-California. The Company believes that the structure of the line of credit facility with Transamerica Business Credit is better suited to meet the Company's business requirements. The Company's borrowings under the line of credit relationship with Transamerica Business Credit are secured by substantially all of the Company's assets.

     On December 18, 1998, the Company completed a private placement of 1,191,323 of its Class A Common Stock to raise $7.3 million in net proceeds. Subject to shareholder approval, an additional 308,528 shares of the Company's Class A Common will be sold as part of the offering for approximately $2.0 million. The proceeds from the offering are to be used for general working capital purposes.

     The Company anticipates that net cash flow generated by operating activities, together with funds available under the Company's line of credit and proceeds from the private placement of Common Stock, will enable the Company to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.


Year 2000

     The Company is addressing problems associated with its computer systems as the year 2000 approaches. Many existing computer systems and applications, and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. These problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

     The Company has evaluated each of its products and believes that each is substantially year 2000 compliant. The Company has adopted the British Standards Institute standard for its statements of compliance regarding the year 2000. The Company believes that it is not possible to determine whether all of its customers' products into which the Company's products are incorporated will be year 2000 compliant because the Company has little or no control over the design, production and testing of its customers' products.

     The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll), customer services, infrastructure, master production scheduling, materials requirement planning, networks and telecommunications systems. The Company believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company is currently in the process of modifying and upgrading all affected systems and expects to complete this process during the calendar year 1999. Because most of the software applications used by the Company are recent versions of vendor supported, commercially available products, the Company has not incurred, and does not expect in the future to incur, significant costs to upgrade these applications as year 2000 compliant versions are released by the respective vendors. Systems such as telephone, networking, test equipment, and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of and costs of remediating the Year 2000 Problem on its facility systems. The Company estimates that the total cost to the Company of completing any required modifications, upgrades or replacements of these systems will not have a material adverse effect on the company's business, financial condition or result of operations.

     The Company presently estimates that the total cost of addressing its year 2000 issues will be approximately $500,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

     The Company is currently developing contingency plans to address the year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include accelerated replacement of affected equipment or software, temporary use of back-up equipment or software or the implementation of manual procedures to compensate for system deficiencies. However, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

                                  RISK FACTORS



     Our Quarterly Operating Results Fluctuate as a Result of Many Factors. Our quarterly operating results have fluctuated and are likely to continue to fluctuate due to a number of factors, many of which are not within our control. Factors that could affect our revenues include the following:

 . our significant investment in research and development for our subsidiaries and divisions;

 . our ability to develop, introduce, market and gain market acceptance of new products applications and product enhancements in a timely manner;

 . the size and timing of significant customer orders;

 . the introduction of new products by competitors;

 . the availability of components used in the manufacture of our products;

 . our ability to control costs;

 . changes in our pricing policies and the pricing policies of our suppliers and competitors, as well as increased price competition in general;

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

     In addition, our sales in any quarter typically consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders can impact our quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could seriously harm our business, financial condition and results of operations.

     Because of the factors listed above and other risks discussed below, our future operating results could be below the expectations of securities analysts and/or investors. If that happens, the trading price of our common stock could be adversely affected.

     We Have Experienced Substantial Losses and Expect Future Losses. For the years ended March 31, 1998 and the nine months ended December 31, 1998, we had net losses of $6.6 million and $13.3 million, respectively. We may not be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business divisions. As a result, we may continue to experience losses which could cause the market price of our stock to decline.

     Our Incubator Strategy is Expensive and May Not Be Successful. We have initiated a business strategy called our incubator strategy which is expensive and highly risky. The goal of this strategy is to nurture and develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business divisions, both for research and development, and also to develop a separate infrastructure for each of our divisions, sufficient to allow the division to function as an independent public company. We expect to continue to invest heavily in the development of our divisions with the goal of conducting additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete an initial public offering of any of our divisions and spin-off our interest to our stockholders will depend upon numerous factors, including:

 . the overall performance and results of operations of the particular division

 . the potential market for our division;

 . our ability to assemble and retain a broad, qualified management team for the division;

 . our financial position and cash requirements;

 . the division's customer base and product line;

 . the current tax treatment of spin-off transactions; and

 . general economic and market conditions.

     We may not be able to complete a successful initial public offering of any of our divisions in the near future, or at all. Even if we do complete additional public offerings, we may decide not to spin-off a particular division, or to delay the spin-off until a later date.

     We Must Keep Pace with Rapid Technological Change to Remain Competitive. Our target markets are in general characterized by the following factors:

 . rapid technological advances;

 . downward price pressure in the marketplace as technologies mature;

 . changes in customer requirements;

 . frequent new product introductions and enhancements; and

 . evolving industry standards and changes in the regulatory environment.

     We believe that we must continue to make substantial investments to support ongoing research and development in order to remain competitive. In particular, we will need to modify certain of our products to accommodate the anticipated deployment of digital television and the corresponding phase-out of analog transmissions. We will also have to continue to develop and introduce new products that incorporate the latest technological advancements in hardware, storage media, operating system software and applications software in response to evolving customer requirements. Our recent shift towards providing more software solutions may create additional challenges for us, particularly in our Broadcast Division where we have identified software based automation solutions as a key competitive differentiator. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements.

     Our Future Success Depends on the Successful Development and Market Acceptance of New Products. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, achieve broad market acceptance of these products and
enhancements, and reduce our product costs.   We may not be able to introduce
any new products or any enhancements to our existing products on a timely basis,
or at all.   In addition, the introduction of any new products could adversely affect the sales of our certain of our existing products.

     Our future success will also depend in part on the success of several recently introduced products including:

 . Roswell (our automated facility management system for broadcast television stations);

 . Bowser (our visual asset manager);

 . Vortex (our high performance dome product);

 . Digi Scan Pro (our advanced digital multiplexer);

 . Vantage One (our single camera traffic detection system);

 . Lane Tracker (our lane departure warning system); and

 . Dexter (our networking access device).


     Market acceptance of our new products depends upon numerous factors, including our ability to resolve technical challenges in a timely and cost-effective manner, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. We have experienced delays in the past in the introduction of new products, particularly with our Roswell system. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in our new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

     We currently anticipate that we will outsource the manufacture of Lane Tracker to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of Lane Tracker.


     We May Need to Raise Additional Capital. We recently raised approximately $7.3 million in a private placement in December 1999. We may need to raise additional capital in the near future, either through additional bank borrowings or other debt or equity financings. Our capital requirements will depend on many factors, including:


 . market acceptance of our products;

 . increased research and development funding, and required investments in our divisions;

 . increased sales and marketing expenses;

 . potential acquisitions of businesses and product lines; and

 . additional working capital needs.


     If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

     We Depend on International Sales. International product sales represented approximately 30%, 36% and 34% of our total net sales and contract revenues for the fiscal years ended March 31, 1996, 1997 and 1998, respectively. International business operations are subject to other inherent risks, including:

 . unexpected changes in regulatory requirements, tariffs and other trade barriers;

 . longer accounts receivable payment cycles;

 . difficulties in managing and staffing international operations;

 . potentially adverse tax consequences;

 . the burdens of compliance with a wide variety of foreign laws;

 . reduced protection for intellectual property rights in some countries;

 . currency fluctuations and restrictions; and

 . political and economic instability.


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

     Any of these factors may adversely affect our future international sales and, consequently, on our business and operating results. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

     Our Operating Results Have Been Adversely Affected by the Asian Economic Crisis. Our telecommunications products are sold principally to LGIC of Korea. As a result of economic instability in Asia, particularly in Korea, our sales in this region have declined over 70% in the current fiscal year and may continue to decline in the future. It is possible that these sales could be further impacted by the currency devaluations and related economic problems in this region.

     We Need to Manage Growth and the Integration of Our Acquisitions.. Over the past year, we have significantly expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., IMIS, Meyer Mohaddes & Associates, Inc. and certain assets of the Transportation Systems business of Rockwell International. A key element of our business strategy involves expansion through the acquisition of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

 . potential disruption of our ongoing business and the diversion of our resources and management's attention;

 . the failure to retain or integrate key acquired personnel;

 . the challenge of assimilating diverse business cultures;

 . increased costs to improve managerial, operational, financial and administrative systems and to eliminate duplicative services;

 . the incurrence of unforeseen obligations or liabilities;

 . potential impairment of relationships with employees or customers as a result of changes in management; and

 . increased interest expense and amortization of acquired intangible assets.


     Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition.

     Acquisitions, combined with the expansion of our business divisions and recent growth has placed and is expected to continue to place a significant strain on our resources. To accommodate this growth, we anticipate that we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these updates will require substantial management effort. Our failure to manage growth and integrate our acquisitions successfully could adversely affect our business, financial condition and results of operations.

     We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. Substantially all of the sales by our subsidiary, Odetics ITS, Inc., and a portion of our sales by our Communications Division were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government business is, in general, subject to special risks and challenges, including:

 . long purchase cycles;

 . competitive bidding and qualification requirements;

 . performance bond requirements;

 . delays in funding, budgetary constraints and cut-backs;

 . milestone requirements, and liquidated damage provisions for failure to meet contract milestones.


     In addition, a large number of our government contracts are fixed price contracts. While we often benefit from cost savings on these contracts, we may not be able to recover for any cost overruns. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. These additional costs adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales in any given quarter. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

     Our Target Markets are Highly Competitive. We compete with numerous other companies in our target markets and we expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets has further exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

     We Depend on Key Personnel for Our Success. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chief Executive Officer and Chairman of the Board, and Gregory A. Miner, our Chief Operating Officer and Chief Financial Officer. We do not have any employment contracts with any of our officers or key employees. The loss of any of these persons would seriously harm our development and marketing efforts, and would adversely affect our business. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect upon our business, financial condition and results of operations.

     We May Not be Able to Adequately Protect or Enforce Our Intellectual
Property Rights.   If we are not able to adequately protect or enforce the
proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or solutions. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

     We have engaged in litigation in the past and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. Any of these results could adversely affect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.


     The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past, decreasing from $20.375 in October 1997 to $4.25 in October 1998. We may not be able to increase or sustain the current market price of our common stock in the future. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

 . quarterly variations in operating results;

 . shortages announced by suppliers;

 . announcements of technological innovations or new products;

 . acquisitions or businesses, products or technologies;

 . changes in pending litigation;

 . our ability to spin-off any division;

 . applications or product enhancements by us or by our competitors; and

 . changes in financial estimates by securities analysts.

     The stock market in general has recently experienced volatility which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

     We Are Controlled by Certain of Our Officers and Directors. As of December 31, 1998, our officers and directors beneficially owned a majority of the total combined voting power of the outstanding shares of Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

     Our Charter Documents, Stock Structure, Stockholder Rights Plan and Certain Provisions of Delaware Law May Have Anti-Takeover Effects. Certain provisions of our certificate of incorporation, bylaws, stockholder rights plan and under Delaware law could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Our Class A common stock entitles the holder to 1/10th of one vote per share and our Class B common stock entitles the holder to one vote per share. In addition, holders of the Class B common stock are presently entitled to elect six of the Company's nine directors. The disparity in the voting rights between our common stock, as well as our insiders' significant ownership of the Class B common stock, could discourage a proxy contest or make it more difficult for a third party to effect a change in our management and control. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences, as well as additional shares of Class B common stock. This preferred stock could adversely affect the voting power or other rights of the holders of Class A common stock. Our future issuance of preferred stock or Class B common stock or of rights to purchase preferred stock or Class B common stock could be used to discourage an unsolicited acquisition proposal.

     In March 1998, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. Each right entitles the holder to purchase one one-thousandth of a share of our junior participating preferred stock at an exercise price of $60. In the event a third party acquires more than 15% of the outstanding voting control of our company or 15% of our outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquiror and discourage the acquiror from pursuing our company. The mere existence of the stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

     Delaware corporate law also contains provisions that can affect the ability to acquire a company. With certain exceptions, we cannot engage in any "business combination" with a person or group of persons who own 15% or more of our common stock. This restriction is in effect for three years after the time that the person or persons acquired 15% of our common stock. However, if we follow certain procedures in connection with approving a proposed business combination, the restriction does not apply. Delaware corporate law contains provisions that can affect the ability to take over a company. With certain exceptions, we cannot engage in any "business combination" with a person or group of persons who own 15% or more of our common stock. This restriction is in effect for three years after the time that the person or persons acquired 15% of our common stock. However, if we follow certain procedures in connection with approving a proposed business combination, the restriction does not apply. The Board of Directors has the power to determine if we will follow these procedures.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Although our core products are designed to be Year 2000 compliant, it is difficult to ensure that our products contain all necessary date code changes. We are in the process of updating our existing information systems to become Year 2000 compliant. We have established an internal task force to evaluate our current status and state of readiness for the Year 2000. We believe the most significant impact of the Year 2000 issues will be the readiness of our suppliers, distributors, customers and lenders with whom we must interact. This evaluation is still at an early stage. We are in the early stages of developing contingency plans to address our inability to remedy these issues and we may not have fully identified the Year 2000 impact. As such, we may not be able to update our systems and products or resolve the other Year 2000 issues without disrupting our business or without incurring significant expense. Our failure to address these issues on a timely basis or at all could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, financial condition and results of operations.


     We Do Not Pay Cash Dividends. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on either class of our common stock in the foreseeable future.



     We May Be Subject to Additional Risks. The risks and uncertainties described above are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

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


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS



     (c) Sales of Unregistered Securities. During the three months ended December 31, 1998, the Company issued an aggregate of 1,191,323 shares of its Class A Common Stock to accredited investors at a purchase price of $6.625 per share in connection with the Company's private placement. Cruttenden Roth Incorporated acted as placement agent in this offering.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

Item 5.  Other Information

     NONE.

Item 6.  Exhibits and Reports on Form 8-K



     (a)    Exhibits

            27. Financial Data Schedule

     (b)    None

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ODETICS, INC.
                            (Registrant)

                            By  /s/ Gregory A. Miner
                              ------------------------------------------
                              Gregory A. Miner
                              Vice President, Chief Financial Officer


                            By  /s/ Gary Smith
                              ------------------------------------------
                              Gary Smith
                              Vice President, Controller
                              (Principal Accounting Officer)



 Dated:  February 15, 1999
       -------------------