Form 10-K405
period 1999-03-31
ODETICS INC
filed 1999-06-29
CIK 350868

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

For the fiscal year ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                                ----------    ----------

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the closing sale price on Nasdaq National Market on June 24, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $63,577,358. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  Odetics has two classes of common stock outstanding, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A common stock entitles its holder to one-tenth of one vote per share and each share of Class B common stock entitles its holder to one vote per share. As of June 24, 1999, there were 7,947,445 shares of Class A common stock and 1,060,041 shares of Class B common stock outstanding. Unless otherwise indicated, all references to common stock shall collectively refer to the Class A common stock and the Class B common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of the stockholders scheduled to be held on September 30, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 ODETICS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

 ITEM 1.  BUSINESS. ....................................................    1
 ITEM 2.  PROPERTIES. ..................................................   15
 ITEM 3.  LEGAL PROCEEDINGS. ...........................................   15
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .........   16

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS. ........................................   16
 ITEM 6.  SELECTED FINANCIAL DATA. .....................................   18
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS. ..................................   19
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. .................   24
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE. ...................................   24

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. ..........   24
 ITEM 11. EXECUTIVE COMPENSATION. ......................................   24
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT. .................................................   24
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. ..............   24

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K. ...................................................   25

  Note: When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statement. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which affect our business, including the risk factors set forth at the end of
Part I, Item 1 of this report and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I

ITEM 1. BUSINESS

General

  Odetics, Inc. was founded in 1969 to supply digital recorders for use in the United States space program. We pioneered new designs and standards for digital magnetic tape recorders offering high reliability and enhanced performance in the adverse environment attendant to space flight. In the 1970s, we broadened our information automation product line to include time-lapse videocassette recorders for commercial and industrial security and surveillance applications. Through our Gyyr division, we became a leading supplier of time-lapse videotape cassette recorders, digital image processing modules and related products used in security and surveillance systems. We incorporated our Gyyr division in 1997, forming a wholly-owned subsidiary, Gyyr, Inc. In October 1997, we expanded Gyyr by acquiring Intelligent Controls Inc., a manufacturer of access control products specializing in PC based, remote site and fiber optic communications.

  Leveraging our expertise in video image processing, we entered into the intelligent transportation system business with the introduction of a video vehicle detection system in 1993. In June 1997, we acquired certain assets comprising the Transportation Systems business from Rockwell International, creating our ITS division, which expanded our offerings to include advanced traffic management systems and advanced traveler information systems. We incorporated our ITS division in 1998 as Odetics ITS, Inc. In October 1998, we broadened our systems offerings by acquiring Meyer, Mohaddes Associates, Inc., which currently operates as a subsidiary of Odetics ITS.

  In the early 1980s, we set out to develop the technical expertise to apply automation to new commercial applications and established our Broadcast division. The Broadcast division develops and manufactures broadcast automation control systems and pioneered the use of video tape libraries in broadcast television stations and satellite uplink operations. The success of our video tape libraries led us to pursue new applications for information automation technologies. In 1991, we introduced an automated tape handling subsystem for integration into tape libraries designed for midrange computers and client/server networks. In January 1993, we formed a separate subsidiary, ATL Products, Inc., to pursue the market for automated tape libraries. In March 1997, ATL completed an initial public offering of 1,650,000 shares of its Class A common stock. We distributed our remaining 82.9% interest in ATL to our stockholders in a tax-free distribution in October 1997.

  Today, Odetics is a collection of high technology companies and operating divisions, each with its own marketplace, customers and products. These operations share a common corporate overhead for support for facilities, human resources, benefits, accounting and finance, and some executive management services. We are pursuing our incubator business strategy to nurture and develop each of these operations with the ultimate goal of achieving a tax-free spin-off of each entity to our stockholders. In April 1999, we applied for a determination letter from the Internal Revenue Service to confirm the tax-free status of our proposed spin-off of Gyyr, Broadcast and Odetics ITS. We currently define our business segments as video products, telecom products and ITS. Our video products segment includes our Broadcast division and our Gyyr subsidiary. Our telecom products segment includes our Communications division and our Mariner Networks subsidiary. Our ITS segment consists of our Odetics ITS subsidiary. For financial information concerning our business segments, please see Note 12 of Notes to Consolidated Financial Statements.

Video Products

 Broadcast Division

  The Broadcast division delivers systems to automate the storage and scheduling of commercials, news stories and other television programming recorded on videotape and video server storage systems. We believe that enhanced operational efficiencies will be a principal factor underlying the increased automation of broadcast television stations and satellite uplink operations as the industry transitions to digital television.

  The Broadcast division's earliest commercial success came from the manufacture of video tape libraries. The video tape library market has experienced a trend toward smaller libraries, coupled with digital hard disk recording devices. To address this market, we introduced the TCS45 tape library, which incorporates highly integrated caching systems. The TCS45 can be coupled with hard drive recorders available from several recognized suppliers to the broadcast community. We now offer software to form powerful integrated systems, including our SpotBank and AiroTM automation. In fiscal 1999, we began shipping the Roswell facility management system, which is designed for enterprise automation of operations at television broadcast facilities. Multi-channel presentation systems, which integrate the complete line of our hardware with commonly available broadcast quality video disk recorders, are quickly becoming the core business of the Broadcast division. The Broadcast division is focused on video asset management including desktop video browsing using a network PC architecture, which can be extended to wide area network applications and Internet applications.

  Sales, Marketing and Principal Customers. The Broadcast division sells directly to broadcast television stations, satellite uplink operations, and other broadcast television and cable television system operators. The sales and marketing management for our Broadcast division is located at our principal facilities in Anaheim, California. The Broadcast division maintains a dedicated field sales force of four persons operating in four U.S. sales regions and Canada, and a sales manager for Latin America. The European sales and marketing activities for the Broadcast division are conducted and managed by Odetics Europe Limited, a wholly-owned United Kingdom subsidiary of Odetics. Odetics Asia Pacific Pte. Ltd., Odetics' wholly-owned subsidiary located in Singapore, conducts Asian sales and marketing activities for the Broadcast division. The Broadcast division also utilizes additional independent representative organizations to promote its products in various other foreign markets.

  The Broadcast division's customers include major television networks such as Fox, the Canadian Broadcasting Corporation, CNBC, FNN, Euronews, Televisa, Measat Broadcast Network Systems, NBC, the PBS Network, Group W Satellite Communications (for the Arts & Entertainment Network and the Discovery Channel), Asia Broadcast Centre, Univision and over 100 independent and network-affiliated television stations. The Broadcast division currently has systems installed in over 30 countries.

  Manufacturing and Materials. The Broadcast division maintains a dedicated manufacturing operation located within our Anaheim, California facilities. Our SpotBank and Airo products are manufactured primarily on a lot assembly/module build basis in a second manufacturing plant located in Austin, Texas. At the Anaheim facility, the Broadcast division and Gyyr share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance, manufacturing and engineering. A single management structure oversees these operations.

  The Broadcast division purchases video servers from Tektronix, Leitch and Hewlett-Packard and video switching, conversion and monitoring equipment from Tektronix and Leitch for installation in our automated video management systems. The Broadcast division also purchases cabinets and other fabricated parts and components from other third party suppliers.

 Gyyr, Inc.

  Gyyr produces analog and digital video products and access control systems that meet the security and surveillance needs for a variety of markets including banking, commercial/industrial and retail. Gyyr's timelapse

VCRs, for example, are installed in automated teller machines and retail point of sale systems to record transaction information in an effort to deter and address incidents of theft and other crimes. Gyyr's access control systems offer managed access and monitoring of public, private and high security facilities. Customer demand for more sophisticated capabilities and integration due to digital technology has also contributed to the recent growth in the market for Gyyr's products. Recent additions to Gyyr's product offerings include network video and device control, intelligent dome cameras, video multiplexing and digital recording. We sell these products as individual box products as well as components of fully-integrated network security control systems.

  Sales, Marketing and Principal Customers. Gyyr markets and sells its products through three established channels: OEMs, independent distributors and system integrators. Gyyr personnel located at our principal facilities and sales offices throughout the world oversee approximately 2,000 of these channel partners. Gyyr has a business development and service organization located at our Odetics Europe Limited subsidiary. In addition, Odetics Europe Limited assists Gyyr with management in the development of European, Middle East and African markets. Gyyr also utilizes Odetics Asia Pacific Pte. Ltd. to assist in sales to the Asian markets. Gyyr's principal customers include major security equipment companies such as Diebold, Inc., ADT Security Systems, Inc., Honeywell, Inc., Mosler, Inc., Hamilton Safe and ADI.

  Manufacturing and Materials. Gyyr maintains a dedicated manufacturing area located within our principal facilities in Anaheim, California. Gyyr primarily uses continuous demand flow techniques in its assembly lines. Gyyr and the Broadcast division share common infrastructure support in the areas of production and inventory control, purchasing, quality assurance and manufacturing engineering. A single management structure oversees these operations.

  Gyyr purchases VCRs modified to our specifications exclusively through Nissei Sangyo America, the United States distribution affiliate of Hitachi, Ltd., into which we incorporate certain value-added features. As a result of its exclusive relationship with Hitachi, Ltd, Gyyr is vulnerable to Hitachi's actions, which might necessitate changes in the design or manufacturing of Gyyr's products. While other suppliers are available who can manufacture VCRs suitable for use in Gyyr's products, we would be required to make changes in our product design or manufacturing methods to accommodate other VCRs, and Gyyr could experience delays or interruptions in supply while these changes are incorporated or a new supplier is procured.

Telecom Products

 Communications Division

  The Communications division includes telecom network synchronization products and space borne digital data recorders. Our telecom network synchronization products synchronize communications for data security, local timing networks and wireless communications systems. These products are based on G.P.S. technologies and are sold for new applications in cellular telephone systems, PCS networks and satellite communications. A significant customer of the Communications division is LGIC of Korea. See "Risk Factors--Our Operating Results Have Been Adversely Affected by the Asian Economic Crisis."

  The Communications division's space borne digital data recorders are used in manned and unmanned space vehicles to store data gathered by onboard sensors prior to transmission of the data to ground receiving stations. These recorders are employed in satellite programs for space research, earth resource and environmental observation and weather monitoring, as well as global surveillance and classified government programs.

  Sales, Marketing and Principal Customers. The Communications division conducts its selling and marketing activities worldwide directly from our principal facilities in Anaheim, California. We sell our telecom synchronization products primarily through manufacturers' representatives. During the fiscal year ended March 31, 1999, approximately 49% of the Communication division's sales were derived from contracts with domestic or foreign governmental agencies and prime government contractors.

  Manufacturing and Materials. The Communications division manufactures its telecom synchronization products to best commercial practices and became ISO certified in February 1997. Most of the manufacturing processes consist of final assembly and test. We outsource board assembly and some preliminary fabrication processes.

  The manufacture of space borne digital recorders consists primarily of low volume, program-managed manufacture, often with nonrecurring engineering for individual customer needs. Because of these unique requirements, we have extensive machining and electronic assembly capabilities in order to manage cost, schedule and quality levels to the unusual and exacting needs of our customers.

 Mariner Networks, Inc.

  We formed our wholly-owned subsidiary, Mariner Networks, Inc., during the fiscal year ended March 31, 1998, to pursue certain aspects of our network interface and communications business. Mariner Networks manufactures components and complete solutions for branch office access applications. Mariner Networks' products include ATM subsystems, Frame Relay-to-ATM networking components and systems, and ATM wide area network access concentrators for handling intranet, data, voice and video traffic.

  Sales, Marketing and Principal Customers. Mariner Networks supplies equipment to OEMs and end users through our offices in the United States, through Odetics Europe Limited in Europe and through Odetics Asia Pacific Pte. Ltd. in Asia. Mariner Networks sells its ATM interface module products through manufacturers representatives, both domestically and internationally. Mariner Network sells its Frame Relay and ATM access concentrator products through resellers, OEMs and direct to large end users. Mariner Networks' significant customers include IBM and other network equipment manufacturers.

  Manufacturing and Materials. Mariner Networks' manufacturing processes consist primarily of final assembly and test, and became ISO certified in February 1997. Mariner Networks currently outsources circuit board assembly and some fabrication processes.

ITS Products--Odetics ITS, Inc.

  Odetics ITS, our 93% owned subsidiary, provides advanced information, software and sensor technologies to public agencies, vehicle manufacturers and consumers that improve the efficiency and safety of surface transportation. By combining diverse expertise in transportation systems, software and information technology, Odetics ITS has developed the core competencies necessary to design and implement innovative advanced transportation management systems utilizing proprietary technology. As one of the two companies developing and maintaining the National ITS Architecture, Odetics ITS is well positioned to influence the future direction of the deployment of intelligent transportation systems in the United States.

  Odetics ITS leverages its proprietary outdoor image processing algorithms and sensor technology to develop new ITS products. The Vantage vehicle detection system provides reliable detection and visual imagery under a broad range of weather and lighting conditions. The flexibility, ease of installation and low maintenance of Vantage represent an attractive alternative to inductive loops for controlling intersections. Our Auto VueTM product family provides an audible warning of lane departures and was jointly developed with Daimler-Chrysler, using proprietary technologies of both companies. We believe our initial Auto Vue product will be the first commercially available, image processing based lane departure warning system.

  Sales, Marketing and Principal Customers. Odetics ITS markets and sells its transportation management systems and services directly to end user government agencies pursuant to negotiated contracts and individual purchase agreements. Sales of Odetics ITS' systems generally involve long lead times and require extensive specification development, evaluation and price negotiations.

  Odetics ITS sells its Vantage vehicle detection systems primarily through indirect sales channels comprised of approximately thirty independent dealers in the United States and Canada who sell integrated solutions and related products to the traffic intersection market. Odetics ITS' agreements with these independent dealers typically prohibit these dealers from distributing competitive video detection systems. Certain of these dealers have long-term supply arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. Odetics ITS' dealers generally maintain an inventory of demonstration traffic products including the Vantage vehicle detection system and sell directly to government agencies and installation contractors. These dealers are primarily responsible for sales, installation and support of the Vantage products. Odetics ITS holds technical training classes for its dealers and maintains a full time staff of customer support technicians to provide technical assistance when needed. Odetics ITS employs three Regional Sales Managers to support the dealer sales channel and one District Sales Manager who sells directly to end user agencies and contractors.

  Odetics ITS intends to sell its Auto Vue products initially to heavy truck manufacturers through direct OEM sales. Sales of products to vehicle manufacturers generally require lengthy design, testing and qualification processes, which could take up to four years. We anticipate that Odetics ITS will have to rely to a large extent on the marketing activities of the vehicle manufacturers who will have the ultimate access to the consumers. Odetics ITS also currently maintains an independent sales agent to assist its marketing and sales activities to OEMs in Europe.

  Manufacturing and Materials. Odetics ITS maintains a manufacturing facility in our principal facilities located in Anaheim, California for the manufacture of its Vantage products. The manufacturing activities of Odetics ITS consist primarily of testing and assembly. We intend to outsource the manufacture of our Auto Vue products and currently rely on one manufacturer for this product. This manufacturer has not, to date, commenced volume production of the Auto Vue product line.

Customer Support and Services

  Each of our business units is responsible for its own customer support and service organizations. We provide warranty service for each of our product lines, as well as follow-up service and support, for which we typically charge separately. We also offer separate software maintenance agreements to our customers. We view customer support services as a critical competitive factor as well as a revenue source.

Backlog

  Our backlog of unfulfilled firm orders was approximately $22.0 million as of March 31, 1999 and approximately $21.6 million as of March 31, 1998. Approximately 85% of our backlog at March 31, 1998 was recognized as revenues in fiscal 1999, and approximately 82% of our backlog at March 31, 1999 is expected to be recognized as revenues in fiscal 2000. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

  Each of our business units directs and staffs its own product development activities. Our businesses require substantial ongoing research and development expenditures and other product development activities. Our company-sponsored research and development costs and expenses were approximately $7.7 million in fiscal 1997, $9.3 million in fiscal 1998 and $11.2 million in fiscal 1999.

  We expect to continue to pursue significant product development programs and incur significant research and development expenditures in each of our business units.

Competition

  Our business units face significant competition in each of their respective targeted markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

  The Broadcast division's primary competitors include Sony, Panasonic, Avid, Louth and Pro-bel. Sony and Panasonic are large, international suppliers of extensive professional quality products, including video tape libraries, for the broadcast television market. Louth and Probel principally provide automation control for video libraries and disk recorders. The Broadcast division's systems compete primarily in the arena of facility management and enterprise wide automation. We believe that the capability of our systems to integrate the broadcast station business systems acquisition processes, storage devices and presentation devices under a relational data base management system represents a unique and differentiable capability.

  As Gyyr expands its product base from time-lapse VCRs to providing integrated security systems in CCTV and electronic access control, it will compete with a broader set of companies. Major Japanese competitors in Gyyr's legacy time-lapse VCR business include Panasonic, Toshiba, Sony, Sanyo, Mitsubishi and JVC. Gyyr also competes with large systems suppliers including Sensormatic, Honeywell, Pelco, Ultrak, Ademco and Vicon. In the sale of access control systems, Gyyr competes with Casi-Rusco, Checkpoint, Cardkey and Lenel. Gyyr competes based upon its strength in the integration of its various component products into systems that provide complete solutions through the use of advanced software and networking technologies.

  The primary competition for the Communications division's network synchronization products is Datum, Inc. In the Communications division's space data recorder market, our principal competitors include Seakr, L-3 Communications and TRW. An additional competitive factor in this market is space flight experience; however, with the advent of solid state recorders, we may face new competitors in this market.

  We believe that Mariner Networks does not currently face significant competition in the sale of its ATM interface module products. For its access concentrator products, Mariner Networks' principal competition includes both established networking vendors such as Cisco Systems and Nortel Networks, as well as numerous small market entrants.

  Odetics ITS' competitors in the traffic management services market include ITS divisions of large corporations including Lockheed Martin and TRW, as well as many civil engineering firms. We believe that the principal bases of competition in the transportation management services market is the experience of key individuals and their relationships with government agencies, project management experience, name recognition and the ability to develop integrated software to link various aspects and components of the traffic management system. In the market for vehicle detection, we compete primarily with manufacturers and installers of inductive loops, with other manufacturers of video camera detection systems such as Image Sensing Systems, Inc. and the Peek business unit of Thermo Power, and to a lesser extent with other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors. We are not aware of any other company that currently sells a vision based lane tracking safety device for in-vehicle applications.

  The markets for our products and services are highly competitive and are characterized by rapidly changing technology and evolving standards. We believe that our ability to compete effectively depends on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price, and service and technical support. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, manufacturing, distribution and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging standards or technologies or to devote greater resources to the promotion and sale of their products.

Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in the market would have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

  Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed each of our business units. We currently hold a number of United States and foreign patents and trademarks, which will expire at various dates through 2015. We also have pending a number of United States and foreign patent applications relating to certain of our products; however, we cannot be certain that any patents will be granted pursuant to these applications.

  In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value, changing technology makes our future success dependent principally upon our employees' technical competence and creative skills for continuing innovation.

  Litigation has been necessary in the past and may be necessary in the future to enforce our proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend us against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management's resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition and results of operations.

Employees

  We refer to our employees as associates. As of June 15, 1999, we employed 546 associates, including 110 associates in general management, administration and finance; 73 associates in sales and marketing; 185 associates in product development; 129 associates in operations, manufacturing and quality; and 49 associates in customer service. None of our associates are represented by a labor union and we have not experienced a work stoppage.

  We provide centralized support for human resources management for each of our operating divisions and subsidiaries. These services include recruiting, administration and outplacement.

Government Regulation

  Our manufacturing operations are subject to various federal, state and local laws, including those restricting the discharge of materials into the environment. We are not involved in any pending or threatened proceedings which would require curtailment of our operations because of such regulations. We continually expend funds to assure that our facilities are in compliance with applicable environmental regulations. These expenditures have not, however, been significant in the past, and we do not expect any significant expenditures in the near future.


  From time to time, a portion of our work relating to digital data recorders may constitute classified United States government information or may be used in classified programs of the United States Government. For this purpose, we possess relevant security clearances. Our affected facilities and operations are also subject to security regulations of the United States Government. We believe we are currently in full compliance with these regulations.

                                 RISK FACTORS

  Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report. You should consider the following risks carefully in addition to the other information contained in this report before purchasing the shares of our common stock. If any of the following risks actually occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

  Because of the factors listed above and other risks discussed in this report, our future operating results could be below the expectations of securities analysts and/or investors. If that happens, the trading price of our common stock could be adversely affected.

  We Have Experienced Substantial Losses and Expect Future Losses. We have experienced net losses of $20.1 million for the year ended March 31, 1999 and $6.6 million for the year ended March 31, 1998. We may not be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business units. As a result, we may continue to experience losses which could cause the market price of our common stock to decline.

  Our Incubator Strategy is Expensive and May Not Be Successful. We have initiated a business strategy called our incubator strategy which is expensive and highly risky. The goal of this strategy is to nurture and develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for each of our divisions, sufficient to allow the division to function as an independent public company. We expect to continue to invest heavily in the development of our divisions with the goal of conducting additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete an initial public offering of any of our divisions and/or spin-off our interest to our stockholders will depend upon many factors, including:

  . the overall performance and results of operations of the particular business unit;

  . the potential market for our business unit;

  . our ability to assemble and retain a broad, qualified management team for the business unit;

  . our financial position and cash requirements;

  . the business unit's customer base and product line;

  . the current tax treatment of spin-off transactions and our ability to obtain favorable determination letters from the Internal Revenue Service; and

  . general economic and market conditions.

  We may not be able to complete a successful initial public offering or spin-off of any of our divisions in the near future, or at all. Even if we do complete additional public offerings, we may decide not to spin-off a particular division, or to delay the spin-off until a later date.

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

  Our future success will also depend in part on the success of several recently introduced products including:

  . Roswell, our automated facility management system for broadcast television stations;

  . Bowser, our visual asset manager;

  . Vortex, our high performance dome product;

  . Digi Scan Pro, our advanced digital multiplexer;

  . Vantage One, our single camera traffic detection system;

  . Auto Vue, our lane departure warning system; and

  . Dexter, our networking access device.

  Market acceptance of our new products depends upon many factors, including our ability to resolve technical challenges in a timely and cost-effective manner, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. We have experienced delays in the past in the introduction of new products, particularly with our Roswell system. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in our new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

  We currently anticipate that we will outsource the manufacture of our Auto Vue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of Auto Vue.

  We May Need Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us. We recently raised approximately $7.3 million in a private placement in December 1998 and approximately $2.0 million in March 1999. We may need to raise additional capital in the near future, either through additional bank borrowings or other debt or equity financings. Our capital requirements will depend on many factors, including:

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

  We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International product sales represented approximately 27% of our total net sales and contract revenues for the fiscal year ended March 31, 1999, approximately 34% for the fiscal year ended

March 31, 1998 and approximately 36% for the fiscal year ended March 31, 1997. International business operations are subject to inherent risks, including:

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

  Any of these factors may adversely effect our future international sales and, consequently, on our business and operating results. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  Our Operating Results Have Been Adversely Affected by the Asian Economic Crisis. Our telecommunications products are sold principally to LGIC of Korea. As a result of economic instability in Asia, particularly in Korea, our sales in this region have declined over 60% in the current fiscal year and may continue to decline in the future. It is possible that these sales could be further impacted by the currency devaluations and related economic problems in this region.

  We Need to Manage Growth and the Integration of Our Acquisitions. Over the past two years, we have significantly expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation and certain assets of the Transportation Systems business of Rockwell International. A key element of our business strategy involves expansion through the acquisition of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

  We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. Substantially all of the sales by our subsidiary, Odetics ITS, Inc., and a portion of our sales by our Communications division were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 16% of our total net sales and contract revenues for the year ended March 31, 1999. We expect revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

  .long purchase cycles;

  .competitive bidding and qualification requirements;

  .performance bond requirements;

  .delays in funding, budgetary constraints and cut-backs;

  .milestone requirements, and liquidated damage provisions for failure to meet contract milestones.

  In addition, a large number of our government contracts are fixed price contracts. As a result, we may not be able to recover for any cost overruns. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. These additional costs adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales in any given quarter. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

  The Markets in Which We Operate Are Highly Competitive and Have Many More Established Competitors. We compete with numerous other companies in our target markets and we expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

  We Cannot Be Certain of Our Ability to Attract and Retain Key Personnel and We Do Not Have Employment Agreements with Any Key Personnel. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chief Executive Officer and Chairman of the Board, and Gregory A. Miner, our Chief Operating Officer and Chief Financial Officer. We do not have any employment contracts with any of our officers or key employees. The loss of any of these persons would seriously harm our development and marketing efforts, and would adversely affect our business. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect upon our business, financial condition and results of operations.

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

  . shortages announced by suppliers

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

  We Are Controlled by Certain of Our Officers and Directors. As of March 31, 1999, our officers and directors beneficially owned approximately 30.5% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

  Our Stock Structure and Certain Anti-Takeover Provisions May Effect the Price of Our Common Stock. Certain provisions of our certificate of incorporation and our stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our Class A common stock entitles the holder to one-tenth of one vote per share and our Class B common stock entitles the holder to one vote per share. In addition, holders of the Class B common stock are presently entitled to elect six of our nine directors. The disparity in the voting rights between our common stock, as well as our insiders' significant ownership of the Class B common stock, could discourage a proxy contest or make it more difficult for a third party to effect a change in our management and control. In addition, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock, as well as additional shares of Class B common stock. Our future issuance of preferred stock or Class B common stock could be used to discourage an unsolicited acquisition proposal.

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

  Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Although our core products are designed to be Year 2000 compliant, it is difficult to ensure that our products contain all necessary date code changes. We are in the process of updating our existing information systems to become Year 2000 compliant. We have established an internal task force to evaluate our current status and state of readiness for the Year 2000. We believe the most significant impact of the Year 2000 issues will be the readiness of our suppliers, distributors, customers and lenders with whom we must interact. This evaluation is still at an early stage. We do not yet have any contingency plans to address our inability to remedy these issues and we may not have fully identified the Year 2000 impact. As such, we may not be able to update our systems and products or resolve the other Year 2000 issues without disrupting our business or without incurring significant expense. Our failure to address these issues on a timely basis or at all could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES.

  Our headquarters and principal operations are located in Anaheim, California. In 1984, we purchased and renovated a three building complex containing approximately 250,000 square feet situated on approximately 14 acres adjacent to the Interstate 5 freeway, one block from Disneyland. Our facilities house our corporate and administrative offices (approximately 43,000 dedicated square feet), as well as the operations of Gyyr and the Broadcast division, (approximately 87,000 dedicated square feet), the Communications division (approximately 67,000 dedicated square feet), Mariner Networks (approximately 8,000 dedicated square feet) and Odetics ITS (approximately 25,000 dedicated square feet).

  Our Communications division leases approximately 4,500 square feet of space in a manufacturing facility located on 0.62 acre in El Paso, Texas. Our Broadcast division leases approximately 5,000 square feet in Austin, Texas to manufacture certain product families. Odetics Europe Limited's offices are located in leased space near London, England. Odetics Asia Pacific Pte. Ltd. offices are located in leased space in Singapore.

  We currently operate a single shift in each of our manufacturing and assembly facilities, and we believe that our facilities are adequate for our current needs and for possible future growth. We may, however, elect to expand or relocate its offices and facilities in the future.

ITEM 3. LEGAL PROCEEDINGS.

  We brought an action against Storage Technology Corporation, commonly known as StorageTek, in the Eastern District Court of Virginia alleging that StorageTek had infringed our patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that we infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against us and the third claim was dismissed upon resolution between the parties. In January 1996, a jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. That jury also concluded that our patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of non-infringement of our patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case was returned to the Federal District Court for retrial, and in March 1998, a jury awarded us damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. After filing hearings, the trial court vacated its own injunction and granted StorageTek's motion for judgment as a matter of law to vacate the jury trial result and to find StorageTek not infringing. We have appealed these and other court rulings. The defendants also cross-appealed certain other court rulings. The U.S. Court of Appeals for the Federal Circuit heard final arguments on April 12, 1999. A decision from the U.S. Court of Appeals is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  In connection with our special meeting of stockholders held on March 11, 1999, the following proxies were tabulated representing 4,268,575 shares of our Class A common stock or approximately 56% of total Class A shares outstanding, and 833,329 of Class B common stock, or approximately 79% of the total outstanding Class B shares outstanding, voted in the following manner:

  Proposal I: To approve the private placement and issuance of 308,528 shares of our Class A common stock to certain of our officers and directors at a purchase price per share of $6.625, as required by the rules of the Nasdaq Stock Market.

                                                   Class A          Class B
                                                Common Stock      Common Stock
                                              (1/10 vote/share) (one vote/share)
                                              ----------------- ----------------
Total Represented............................     4,268,575         833,329
For..........................................     3,349,681         507,852
Against......................................       378,225          17,989
Total Voting.................................     3,727,906         525,841
Abstain/Non-Vote.............................       540,669         307,488

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Our Class A common stock and Class B common stock are traded on the Nasdaq National Market under the symbols "ODETA" and "ODETB," respectively. The following table sets forth for the fiscal periods indicated the high and low sales prices for the Class A common stock and Class B common stock as reported by the Nasdaq National Market:

                                                   Class A         Class B
                                                Common Stock     Common Stock
                                               --------------- ----------------
                                                High     Low     High     Low
                                               ------- ------- -------- -------
Fiscal Year Ended March 31, 1998
  First Quarter............................... $14 1/2 $ 9 3/4 $14 1/2  $10 1/2
  Second Quarter..............................  19 1/4  12 1/4  19 1/4   12
  Third Quarter...............................  21 3/4   4 5/8  21        4 1/2
  Fourth Quarter..............................   9 1/4   4      10 1/16   4 1/4

Fiscal Year Ended March 31, 1999
  First Quarter................................  17 1/8   8 3/8   17       9
  Second Quarter...............................  13 5/8   4 5/8   14 1/4   5
  Third Quarter................................   8 1/4   4 1/16   9 5/8   4
  Fourth Quarter...............................  10 5/8   7 1/16  10 3/4   7 3/8

  As of June 24, 1999, we had 714 holders of record of Class A common stock and 155 holders of record of Class B common stock according to information furnished by our transfer agent.

Dividend Policy

  Pursuant to the terms of our Loan and Security Agreement with our bank, we are prohibited from paying any dividends on our common stock without the bank's consent. We have never paid or declared cash dividends on either class of our common stock, and have no current plans to pay such dividends in the foreseeable future. We currently intend to retain any earnings for working capital and general corporate purposes. The payment of any future dividends will be at the discretion of our Board of Directors, and will depend upon a number of factors, including, but not limited to, future earnings, the success of our business, activities, its capital requirements, our general financial condition and future prospects, general business conditions, the consent of our principal lender and such other factors as the Board may deem relevant.

Recent Sales of Unregistered Securities

  During the last fiscal year, we have sold and issued the following unregistered securities:

    1. In September 1998, in connection with our acquisition of International Media Integration Systems Limited, we issued an aggregate of 173,214 shares of our Class A common stock to the four former shareholders of International Media in exchange for their holdings in International Media.

    2. In October 1998, in connection with the acquisition by Odetics ITS of Meyer, Mohaddes Associates, Inc., we issued an aggregate of 55,245 shares of our Class A common stock to the four former shareholders of Meyer, Mohaddes in exchange for their shares of common stock of Meyer, Mohaddes. We also issued to these shareholders an aggregate of 457,000 shares of common stock of Odetics ITS, which was later reduced to 432,100 shares after giving effect to the purchase price adjustments set forth in the merger agreement. Pursuant to the terms of the merger agreement, in April 1999, we also issued an aggregate of 25,740 additional shares to these shareholders as a penalty for not completing the initial public offering of Odetics ITS.

    3. In December 1998, we issued an aggregate of 1,191,323 shares of our Class A common stock to 17 accredited investors at a purchase price of $6.625 per share in a private placement. In March 1999, we issued an aggregate of 308,528 shares of our Class A common stock to eight of our officers and directors in a private placement at a purchase price of $6.625 per share. Cruttenden Roth Incorporated acted as placement agent in connection with both of these offerings.

    4. In April 1999, we issued an aggregate of 27,603 shares of our Class A common stock to Viggen Corporation, in connection with our acquisition of certain assets of Viggen Corporation.

  The sale and issuance of securities set forth above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof. The recipients of the securities in each of the transactions set forth in above represented their intention to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments used in such transactions. Except as indicated above, there were no underwriters, brokers or finders employed in connection with any of the foregoing transactions.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial data with respect to our consolidated statement of operations for each of the five fiscal years in the period ended March 31, 1999 and the consolidated balance sheet data at March 31, 1995, 1996, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of Odetics. The consolidated financial statements for the fiscal years ended March 31, 1995 and 1996 and our consolidated balance sheet at March 31, 1997 are not included in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

                                        Fiscal Year Ended March 31,
                                 ---------------------------------------------
                                  1995     1996     1997      1998      1999
                                 -------  -------  -------  --------  --------
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net sales......................  $51,824  $65,056  $71,748  $ 79,552  $ 70,042
Contract revenues..............   13,280   10,161    9,032    10,284    13,331
                                 -------  -------  -------  --------  --------
Total net sales and contract
 revenues......................   65,104   75,217   80,780    89,836    83,373
Cost of sales..................   34,225   44,535   48,507    55,227    49,816
Cost of contract revenues......    6,633    4,374    4,907     6,430     9,007
Selling, general and
 administrative expense........   16,199   15,620   19,831    26,010    31,670
Research and development
 expenses......................    6,061    5,242    7,734     9,271    11,191
In process research and
 development...................      --       --       --      2,106       --
Nonrecurring charge............      767      --       --      1,716       --
Interest expense, net..........      682      386      183       617     1,807
                                 -------  -------  -------  --------  --------
Income (loss) from continuing
 operations before income
 taxes.........................      537    5,060     (382)  (11,541)  (20,118)
Income taxes (benefit).........      177    1,418     (181)   (2,858)      --
                                 -------  -------  -------  --------  --------
Income (loss) from continuing
 operations....................      360    3,642     (201)   (8,683)  (20,118)
Income (loss) from discontinued
 operations, net of income
 taxes.........................   (5,038)  (1,189)   3,931     2,089       --
                                 -------  -------  -------  --------  --------
Net income (loss)..............  $(4,678) $ 2,453  $ 3,730  $ (6,594) $(20,118)
                                 =======  =======  =======  ========  ========
Diluted earnings (loss) per
 share(1):
Continuing operations..........  $  0.06  $  0.59  $ (0.03) $  (1.26) $  (2.57)
Discontinued operations........    (0.86)   (0.19)    0.62      0.31       --
                                 -------  -------  -------  --------  --------
Earnings (loss) per share......  $ (0.80) $  0.40  $  0.59  $  (0.95) $  (2.57)
                                 =======  =======  =======  ========  ========
Shares used in calculating di-
 luted earnings (loss) per
 share.........................    5,872    6,179    6,299     6,912     7,820

--------
(1) The earnings (loss) per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

                                          Fiscal Year Ended March 31,
                                    -----------------------------------------
                                     1995    1996    1997    1998      1999
                                    ------- ------- ------- -------  --------
                                                 (in thousands)
Consolidated Balance Sheet Data:
Working capital.................... $24,892 $20,610 $21,903 $19,996  $ 15,216
Total assets.......................  70,098  73,013  85,805  88,790    81,355
Long-term debt (less current
 portion)..........................  25,757  22,019  11,860  21,000    19,962
Retained earnings (deficit)........   6,027   8,481  12,211  (3,795)  (23,913)
Total stockholders' equity.........  27,736  30,985  51,828  38,580    36,323

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

  The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                         As of March 31,
                                                        --------------------
                                                        1997   1998    1999
                                                        -----  -----   -----
Net sales..............................................  88.8%  88.6%   84.0%
Contract revenues......................................  11.2   11.4    16.0
                                                        -----  -----   -----
Total net sales and contract revenues.................. 100.0% 100.0%  100.0%
Cost of sales..........................................  60.0   61.4    59.7
Cost of contract revenues..............................   6.1    7.2    10.8
Selling, general and administrative expenses...........  24.5   29.0    38.0
Research and development expenses......................   9.6   10.3    13.4
In process research and development....................   --     2.3     --
Nonrecurring charge....................................   --     1.9     --
Interest expense, net..................................   0.2    0.7     2.2
                                                        -----  -----   -----
Income (loss) from continuing operations before income
 taxes.................................................  (0.4) (12.8)  (24.1)
Income taxes (benefit).................................  (0.2)  (3.2)    --
                                                        -----  -----   -----
Income (loss) from continuing operations...............  (0.2)  (9.6)  (24.1)
Income (loss) from discontinued operations, net of
 income taxes..........................................   4.8    2.3     --
                                                        -----  -----   -----
Net income (loss)......................................   4.6%  (7.3)% (24.1)%
                                                        =====  =====   =====

  General. On October 31, 1997, we completed the spin-off of our 82.9% interest in ATL by distributing our 8,005,000 shares of Class A common stock to our stockholders of record on October 31, 1997. In connection with the spin-off, we have restated our financial statements to reflect continuing and discontinued operations. Discontinued operations reflect our interest in the operations of ATL for all periods presented.

  Net Sales and Contract Revenues. Net sales consist of sales of products and services to commercial customers. Contract revenues consist of revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects and from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 7.2% to $83.4 million for the fiscal year ended March 31, 1999 ("fiscal 1999") compared to $89.8 million for the fiscal year ended March 31, 1998 ("fiscal 1998"), and increased 11.2% in fiscal 1998 from $80.8 million for the fiscal year ended March 31, 1997 ("fiscal 1997").

    Net Sales. Net sales decreased 12.0% to $70.0 million in fiscal 1999 compared to $79.6 million in fiscal 1998 as a result of a 10.2% decrease in Gyyr sales and a 58.6% decrease in sales in the Communications division. The decrease in Gyyr sales reflects reduced purchases by certain of its OEM customers who sell to the banking industry segment of the electronic security market. This market segment has undergone substantial consolidation in the current fiscal year that has negatively impacted demand for certain of our products including video multiplexers and time lapse video tape decks. The decrease in sales in the Communications division reflects a decrease in sales of timing and sychronization products to LGIC of Korea, a significant customer. The decline in sales to this customer largely reflects adverse economic conditions in Asia.

  Sales by Odetics ITS partially offset the decline in sales of Gyyr and the Communications division, reflecting an increase of approximately 360.0% in fiscal 1999 compared to the previous year. This increase was primarily the result of increasing market acceptance of our Vantage line of video based traffic intersection control systems. We also experienced a 140% increase in Mariner Networks' sales in fiscal 1999 compared to fiscal 1998 primarily due to increased sales of network interface products. Sales of Mariner Networks products represented 2.0% of our total net sales and contract revenues in fiscal 1998 compared to 6.0% in fiscal 1999. During fiscal 1999, Broadcast sales were relatively flat compared to fiscal 1998.

  Net sales increased 10.9% to $79.6 million in fiscal 1998 compared to $71.7 million in fiscal 1997 primarily as a result of an 18% increase in sales by Gyyr and a 79% increase in sales of our timing and synchronization products sold by the Communications division to LGIC of Korea, a major telecommunications customer. While sales in fiscal 1998 to this customer increased as compared to fiscal 1997, we experienced a significant decline in fourth quarter sales to this customer largely due to the economic crisis in Asia. During fiscal 1998, Gyyr increased sales of electronic security equipment and service revenue. We completed the acquisition of Intelligent Controls in fiscal 1998, which also contributed to the increased sales. The sales increases in Gyyr and in the Communications division were offset by declines in sales in our Broadcast division, which was largely due to delays in delivery of our Roswell facility management system.

    Contract Revenues. Contract revenues increased 29.6% to $13.3 million in fiscal 1999 compared to $10.3 million in fiscal 1998, and increased 13.9% in fiscal 1998 from $9.0 million in fiscal 1997. In October 1998, we acquired Meyer, Mohaddes Associates, Inc. in exchange for an aggregate of 432,100 shares of the common stock of Odetics ITS and an aggregate of 80,985 shares of Class A common stock of Odetics. Approximately one-half of the increase in contract revenues in fiscal 1999 resulted from the acquisition of Meyer Mohaddes. The balance of the increase in contract revenues in fiscal 1999 represents increased contract volume in our intelligent transportation systems business. In the first quarter of fiscal 1998, we acquired certain assets of the Transportation Systems business of Rockwell International, which were consolidated into our Odetics ITS business. The increase in contract revenues in fiscal 1998 reflects the revenue contribution from Odetics ITS. The increases in Odetics ITS' contract revenues in both fiscal 1999 and fiscal 1998 were offset by continued declines in contract revenues derived from the sale of space recorders and related service and equipment to agencies of the United States Government. We have focused our recent contract procurement efforts on commercial markets and the markets for ITS products and services.

  Gross Profit. Total gross profit as a percent of net sales and contract revenues decreased to 29.5% in fiscal 1999, compared to 31.4% in fiscal 1998, and 33.9% in fiscal 1997. The decrease in our fiscal 1999 compared to fiscal 1998 reflects decreased gross profit performance in our Broadcast division and in our Communications division. The decrease in gross profit in our Broadcast division resulted from an unfavorable sales mix of low margin product sales in the fourth quarter of fiscal 1999, in addition to an increase in charges for warranty liabilities that are included in cost of sales. Gross profit in the Communications division decreased from 46.5% of sales in fiscal 1998 to 36.7% of sales in fiscal 1999, as a result of the decline in sales to LGIC of Korea.

  The decrease in fiscal 1998 compared to fiscal 1997 reflects decreased gross profit performance in our Broadcast division on an unfavorable sales mix and higher unabsorbed manufacturing overhead, which was partially offset by improved gross profit performance in Gyyr and the Communications division due to changes in product mix toward products with higher margins, improved efficiencies associated with increased sales volume, and improved margin contribution from the acquisition of Intelligent Controls in October 1997. The decrease in fiscal 1998 also reflects a lower gross profit contribution on contract revenues from Odetics ITS compared to other contract revenues during fiscal 1997.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased 21.8% to $31.7 million (or 38.0% of total net sales and contract revenues) in fiscal 1999 compared to $26.0 million (or 29.0% of total net sales and contract revenues) in fiscal 1998, and increased 31.2% in fiscal 1998 compared to $19.8 million (or 24.5% of total net sales and contract revenues) in fiscal 1997. During fiscal 1999, we increased sales and marketing expenditures $3.9 million or 20.7% over fiscal 1998 levels. Sales and marketing expense increased in our Odetics ITS, Gyyr, Broadcast and Mariner Networks businesses in fiscal 1999. Approximately $514,000 of the increase in fiscal 1999 was attributable to Meyer Mohaddes, which was acquired by Odetics ITS in October 1998. The other increases in spending were incurred to support planned growth in sales and market share and were incurred principally in the areas of labor and benefits, sales commissions, advertising and promotions, and charges related to support increased presence in international markets, particularly Europe. These increases were partially offset by decreased spending in our Communications division, which enforced general spending cutbacks in response to the sharp reduction in sales in fiscal 1999 accompanying the Asian economic crisis. General and administrative expense increased $1.2 million in fiscal 1999 compared to fiscal 1998 primarily as a result of the write off of deferred costs associated with our delay in the initial public offering of Odetics ITS, an increase in goodwill amortization as a result of the acquisitions of Meyer Mohaddes Associates and International Media Integration Services, and the administrative infrastructure that accompanied the acquisition of Meyer Mohaddes Associates.

  In fiscal 1998, we experienced increased costs across all of our business units for sales, marketing and administrative activities as a function or our planned growth compared to fiscal 1997. These expenses included labor costs, sales commissions on increased sales volume, advertising and promotion to support new product roll-out, and costs related to international expansion, particularly in Europe and Asia. In addition, selling, general and administrative expense increased in absolute dollars in fiscal 1998 related to the acquisition of Intelligent Controls and the acquisition of certain assets of the Transportation Systems business of Rockwell International.

  Research and Development Expense. Research and development expense increased 20.7% to $11.2 million (or 13.4% of total net sales and contract revenues) in fiscal 1999 compared to $9.3 million (or 10.3% of total net sales and contract revenues) in fiscal 1998, and increased 19.9% in fiscal 1998 compared to $7.7 million (or 9.6% of total net sales and contract revenues) in fiscal 1997. For competitive reasons, we closely guard the confidentiality of specific development projects. The increase in research and development expense in fiscal 1999 compared to fiscal 1998 principally reflects increased product development activity in Gyyr, Mariner Networks and our Communications division. Most of these increases represent engineering labor and related benefits, prototype material and consulting fees. Gyyr completed an aggressive product development schedule during fiscal 1999 intended to broaden its product family beyond time-lapse video recorders. During fiscal 1999, Gyyr introduced its Vortex family of domes for facility monitoring, expanded its video multiplexer product line, and launched a new Internet based security product called Tango. Mariner Networks added substantial investment in the development of Dexter, a broadband communications interface product expected to be in beta test in the first quarter of fiscal 2000. Mariner Networks also invested development resources in FRAIM, an extension to its family of products offering Frame Relay to ATM communications. The Communications division also experienced increased development costs related to its high performance G.P.S. based synchronization product.

  Nonrecurring Charge. In March 1998, we recorded a nonrecurring charge of $1.7 million. This charge reflects severance costs related to retirement of certain of our founders and officers, and to a lesser extent, costs incurred to terminate a joint venture relationship in China.

  Interest Expense, Net. Interest expense, net reflects the net of interest expense and interest income as follows:

                                                            Year Ended March 31,
                                                            --------------------
                                                             1997   1998   1999
                                                            ------ ------ ------
Interest Expense........................................... $1,890 $1,609 $1,928
Interest Income............................................  1,707    992    121
                                                            ------ ------ ------
Interest Expense, Net...................................... $  183 $  617 $1,807
                                                            ------ ------ ------

  Interest expense increased 19.8% in fiscal 1999 compared to fiscal 1998, and decreased 14.9% in fiscal 1998 compared to fiscal 1997. The increase in fiscal 1999 represents increased average outstanding borrowings on our line of credit to fund negative operating cash flow. Interest income was derived primarily from a note receivable due from ATL, our former subsidiary. The reduction in interest income in each of the last three fiscal years reflects principal reduction on this note, which pursuant to its terms was payable in sixteen quarterly installments by ATL. ATL repaid in full the outstanding balance of its note receivable in July 1998.

  In-Process Research and Development. In the fourth quarter of fiscal 1998, we completed the purchase price allocation related to our acquisition of Intelligent Controls and determined that $2.1 million of the purchase price was attributable to the value of research and development activities in process at the date of acquisition. In accordance with the provisions of FASB Statement No. 2, "Accounting for Research and Development Costs," we recorded a charge in fiscal 1998 for this in-process research and development.

  Income Taxes. We have not provided income tax benefit for the losses incurred in fiscal 1999 due to the uncertainty as to the ultimate realization of the benefit. We provided for a tax benefit from continuing operations at an effective rate of (24.8)% in fiscal 1998 and (47.4%) in fiscal 1997. The tax benefit recorded in 1998 was less than the statutory rate because no benefit was recorded in connection with $2.1 million write-off of purchased research and development expenses associated with the acquisition of Intelligent Controls, a reduction in the benefit of general business credits on total expense, and foreign losses recorded in Singapore for which no tax benefit was recognized.

  In 1997, we entered into a Tax Allocation Agreement with ATL effective April 1, 1996 pursuant to which ATL made payments to us, or we made payments to ATL, as appropriate, in an amount equal to the taxes attributable to the operations of Odetics on its consolidated federal, and consolidated or combined state income tax returns. In addition, the Tax Allocation Agreement provided that members of our consolidated group generating tax losses after April 1, 1996 will be paid by other members of the group that utilize such tax losses to reduce such other members' tax liability. Accordingly, the tax provisions for ATL was recorded as a component of the income (loss) from discontinued operations at a 40% effective tax rate for each fiscal year. The Tax Allocation Agreement was effectively canceled upon completion of the spin-out of ATL on October 31, 1997.

  Income (Loss) from Continuing Operations. In connection with the spin-off of our 82.9% ownership interest in ATL on October 31, 1997, we restated our financial statements to present the results of operations of ATL as discontinued operations for all periods presented. Income (loss) from continuing operations reflects our continuing operations, including Gyyr and the Broadcast division; the Communications division and Mariner Networks; and Odetics ITS.

Liquidity and Capital Resources

  Our incubator strategy is characterized by high levels of investment of operating cash flow to support the development of our businesses as potential spin-off opportunities. During fiscal 1999, we financed our cash requirements primarily through equity offerings, repayment of amounts due from ATL, equipment financings and decreases in net working capital items excluding cash. We incurred negative cash flow from operating activities of $12.1 million in fiscal 1999, principally as a result of financing net operating losses of $20.1 million incurred during the year. The impact of the net operating loses on operating cash flow during the year was partially mitigated by inventory reductions of $4.8 million and noncash expenses for depreciation and amortization of $5.2 million. A portion of the negative cash flow from operating activities was also financed by the receipt of $10.0 million on a note receivable due us from ATL, our former subsidiary, which note was paid in full in July 1998. In May 1999, we entered into an agreement with CIBC World Markets to provide for general investment banking advisory services.

  We currently have a $17.0 line of credit with Transamerica Business Credit providing for borrowings at their prime rate plus 2.0% (9.75% at March 31, 1999). This relationship succeeded our previous relationship with Imperial Bank. Our borrowings under our line of credit with Transamerica Business Credit are secured by substantially all of our assets.

  On December 18, 1998, we completed a private placement of 1,191,323 of our Class A common stock to raise $7.3 million in net proceeds. On March 12, 1997, following stockholder approval, we sold an additional 308,528 shares of our Class A common stock in a private placement for approximately $2.0 million in net proceeds. We used the net proceeds from these offerings for general working capital purposes.

  We anticipate that the cash flow available from our line of credit, and proceeds from the equity offerings of our common stock, in addition to the common stock of any companies that are ultimately spun-off from Odetics, will be sufficient for us to execute our current operating plans and meet our obligations on a timely basis for at least the next twelve months.

Year 2000 Compliance

  We are currently addressing problems associated with our computer systems as the year 2000 approaches. Many existing computer systems and applications, and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. These problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the year 2000 problem.

  We have evaluated each of our products and believe that each is substantially year 2000 compliant. We have adopted the British Standards Institute standard for its statements of compliance regarding the year 2000. We believe that it is not possible to determine whether all of our customers' products into which our products are incorporated will be year 2000 compliant because we have little or no control over the design, production and testing of our customers' products.

  The year 2000 problem could affect the systems, transaction processing computer applications and devices that we use to operate and monitor all major aspects of our business, including financial systems (such as general ledger, accounts payable, and payroll), customer services, infrastructure, master production scheduling, materials requirement planning, networks and telecommunications systems. We believe that we have identified substantially all of the major systems, software applications and related equipment used in connection with our internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to our business. We are currently in the process of modifying and upgrading all affected systems and expect to complete this process during the calendar year 1999. Because most of our software applications are recent versions of vendor supported, commercially available products, we have not incurred, and do not expect in the future to incur, significant costs to upgrade these applications as year 2000 compliant versions are released by the respective vendors. Systems such as telephone, networking, test equipment, and security systems at our facilities may also be affected by the year 2000 problem. We are currently assessing the potential effect of and costs of remediating the year 2000 problem on our facility systems. We estimate that our total cost of completing any required modifications, upgrades or replacements of these systems will not have a material adverse effect on our business, financial condition or result of operations.

  We presently estimate that the total cost of addressing our year 2000 issues will be approximately $500,000. We based this estimate using numerous assumptions, including the assumption that we have already identified our most significant year 2000 issues and that the plans of our third party suppliers will be fulfilled in a timely manner without cost to us. We cannot be sure that these assumptions are accurate, and actual results could differ materially from those we anticipate.

  We are currently developing contingency plans to address the year 2000 issues that may pose a significant risk to our on-going operations. These plans could include accelerated replacement of affected equipment or software, temporary use of back-up equipment or software or the implementation of manual procedures to compensate for system deficiencies. We cannot be certain that any contingency plans implemented by us would be adequate to meet our needs without materially impacting our operations, that any such plan would be successful or that our results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  We are exposed to changes in interest rates primarily from our long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

  The following table provides information about our debt obligations that are sensative to changes in interest rates.

                                                    March 31,
                                             Expected maturity date
                         ---------------------------------------------------------------------
                                                                                        Fair
                          2000    2001     2002    2003    2004   Thereafter  Total    value
                         ------  -------  ------  ------  ------  ---------- -------  --------
                                             (dollars in thousands)
Long-term Debt:
  Fixed Rate............ $2,074  $ 2,066  $2,221  $1,813  $1,666    $1,199   $11,039  $ 11,039
  Average interest
   rate.................   8.95%    9.02%   9.14%   9.29%   9.36%     9.36%     9.09%

  Variable Rate.........    --   $10,997     --      --      --        --    $10,997  $ 10,997
  Average interest
   rate.................            9.75%                                       9.75%

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Identification of Directors. The information under the heading "Election of Directors," appearing in our proxy statement, is incorporated herein by reference.

  (b) Identification of Executive Officers. The information under the heading "Executive Compensation and Other Information," appearing in our proxy statement, is incorporated herein by reference.

  (c) Compliance with Section 16(a) of the Exchange Act. The information under the heading "Executive Compensation and Other Information," appearing in our proxy statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information under the heading "Executive Compensation," appearing in our proxy statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information under the heading "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management," appearing in our proxy statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information under the heading "Certain Transactions," appearing in our proxy statement, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this report:

  1. Financial Statements. The following financial statements of Odetics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                           Page
                                                                           ----
Index to Consolidated Financial Statements...............................  F-1
Report of Independent Auditors...........................................  F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998................  F-3
Consolidated Statements of Operations for the Years ended March 31, 1999,
 1998 and 1997...........................................................  F-5
Consolidated Statements of Stockholders' Equity for the Years ended March
 31, 1999, 1998 and 1997.................................................  F-6
Consolidated Statements of Cash Flows for the Years ended March 31, 1999,
 1998 and 1997...........................................................  F-7
Notes to Consolidated Financial Statements...............................  F-8

  2. Financial Statement Schedules.

Schedule II -- Valuation and Qualifying Accounts.........................  S-1

  All other schedules have been omitted because they are not required or the required information is included in Odetics' Consolidated Financial Statements and Notes thereto.

  3. Exhibits.

     3.1 Certificate of Incorporation of Odetics, as amended (incorporated by reference to Exhibit 19.2 to Odetics' Quarterly Report on Form 10-Q for the quarter ended September 30, 1987).

     3.2 Bylaws of Odetics, as amended (incorporated by reference to Exhibit
         4.2 to Odetics' Registration Statement on Form S-1 (Reg. No. 033-
         67932) as filed with the SEC on July 6, 1993).

     4.1 Specimen of Class A Common Stock and Class B Common Stock certificates
         (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to
         Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on September 30, 1993).

     4.2 Form of rights certificate for Odetics' preferred stock purchase rights (incorporated by reference to Exhibit A of Exhibit 4 to Odetics' Current Report on Form 8-K as filed with the SEC on May 1,
         1998).

    10.1 Profit Sharing Plan and Trust (incorporated by reference to Exhibit
         10.3 to Odetics' Amendment No. 2 to the Registration Statement on Form
         S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988).

    10.2 Form of Executive Deferral Plan between Odetics and certain employees of Odetics (incorporated by reference to Exhibit 10.4 to Odetics'
         Annual Report on Form 10-K for the year ended March 31, 1988).

    10.3 Loan and Security Agreement dated December 28, 1998 among Transamerica
         Business Credit Corporation, Odetics and the subsidiaries of Odetics, and Schedule to Loan Agreement.

    10.4 Amendment to Loan Agreement dated December 28, 1998 among Transamerica
         Business Credit Corporation, Odetics and the subsidiaries of Odetics, and related Schedule to Loan Agreement dated December 28, 1998.


    10.5  Revolving Credit Note dated December 28, 1998 payable to Transamerica
          Business Credit Corporation in the original principal amount of $17,000,000.

    10.6  Letter of Credit Agreement dated December 28, 1998 among Transamerica
          Business Credit Corporation, Odetics and the subsidiaries of Odetics.

    10.7 Security Agreement in Copyrighted Works dated December 28, 1998 between Transamerica Business Credit Corporation and Odetics.

    10.8 Patent and Trademark Security Agreement dated December 28, 1998 between Transamerica Business Credit Corporation and Odetics.

    10.9  Cross-Corporate Continuing Guaranty dated December 28, 1998 among
          Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics.

    10.10 Form of Indemnity Agreement entered into by Odetics and certain of its officers and directors (incorporated by reference to Exhibit 19.4 to Odetics' Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1988).

    10.11 Schedule of officers and directors covered by Indemnity Agreement
          (incorporated by reference to Exhibit 10.9.2 to Amendment No. 1 to
          Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993).

    10.12 Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust
          (incorporated by reference to Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Odetics' Registration Statement on Form S-3
          (Reg.No. 002-86220) as filed with the SEC on June 13, 1990).

    10.13 Separation and Distribution Agreement dated March 1, 1997 between
          Odetics and ATL (incorporated by reference to Exhibit 10.13 to Odetics' Annual Report on Form 10-K for the year ended March 31,
          1997).

    10.14 Tax Allocation Agreement dated March 1, 1997 between Odetics and ATL
          (incorporated by reference to Exhibit 10.14 to Odetics' Annual Report on Form 10-K for the year ended March 31, 1997).

    10.15 Services Agreement dated March 21, 1997 between Odetics and ATL
          (incorporated by reference to Exhibit 10.15 to Odetics' Annual Report on Form 10-K for the year ended March 31, 1997).

    10.16 Promissory Note dated April 1, 1997 between Odetics and ATL
          (incorporated by reference to Exhibit 10.16 to Odetics' Annual Report on Form 10-K for the year ended March 31, 1997).

    10.17 1997 Stock Incentive Plan of Odetics (incorporated by reference to
          Exhibit 99.1 to Odetics' Registration Statement on Form S-8 (File No.
          333-44907) as filed with the SEC on January 26, 1998).

    10.18 Form of Notice of Grant of Stock Option (incorporated by reference to
          Exhibit 99.2 to Odetics' Registration Statement on Form S-8 (File No.
          333-44907) as filed with the SEC on January 26, 1998).

    10.19 Form of Stock Option Agreement (incorporated by reference to Exhibit
          99.3 to Odetics' Registration Statement on Form S-8 (File No. 333-
          44907) as filed with the SEC on January 26, 1998).

    10.20 Form of Addendum to Stock Option Agreement--Involuntary Termination
          Following Corporate Transaction/Change in Control (incorporated by reference to Exhibit 99.4 to Odetics' Registration Statement on Form
          S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).

    10.21 Form of Addendum to Stock Option Agreement--Limited Stock
          Appreciation Rights (incorporated by reference to Exhibit 99.5 to
          Odetics' Registration Statement on Form S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).


    10.23 Form of Stock Issuance Agreement (incorporated by reference to
          Exhibit 99.6 to Odetics' Registration Statement on Form S-8 (File No.
          333-44907) as filed with the SEC on January 26, 1998).

    10.24 Form of Addendum to Stock Issuance Agreement--Involuntary Termination
          Following Corporate Transaction/Change in Control (incorporated by reference to Exhibit 99.7 to Odetics' Registration Statement on Form
          S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).

    10.25 Form of Notice of Grant of Automatic Stock Option--Initial Grant filed as Exhibit 99.8 filed as Exhibit (incorporated by reference to Exhibit 99.8 to Odetics' Registration Statement on Form S-8 (File No.
          333-44907) as filed with the SEC on January 26, 1998).

    10.26 Form of Notice of Grant of Automatic Stock Option--Annual Grant
          (incorporated by reference to Exhibit 99.9 to Odetics' Registration
          Statement on Form S-8 (File No. 333-44907) as filed with the SEC on
          January 26, 1998).

    10.27 Form of Automatic Stock Option Agreement filed as Exhibit 99.10 to the (incorporated by reference to Exhibit 99.10 to Odetics'
          Registration Statement on Form S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).

    10.28 Rights Agreement dated April 24, 1998 between Odetics and BankBoston,
          N.A., which includes the form of Certificate of Designation for the junior participating preferred stock as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series
          A preferred shares as Exhibit C (incorporated by reference to Exhibit
          4 to Odetics' Current Report on Form 8-K as filed with the SEC on May
          1, 1998).

    10.29 Promissory Note in the original principal amount of $15,000,000 payable to The Northwestern Mutual Life Insurance Company dated
          October 31, 1989 and related Deed of Trust, Security Agreement and
          Financing Statement between Odetics, Inc. and Northwestern Mutual dated October 31, 1989 (incorporated by reference to Exhibit 10.12 to
          Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC July 6, 1993).

    21    Subsidiaries of Odetics.

    23.1  Consent of Independent Auditors.

    27    Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on June 28, 1999.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date

         /s/ Joel Slutzky              Chief Executive Officer,      June 28, 1999
______________________________________  President and Chairman of
             Joel Slutzky               the Board (principal
                                        executive officer)

     /s/ Crandall Gudmundson           Director                      June 28, 1999
______________________________________
         Crandall Gudmundson

         /s/ Jerry Muench              Director                      June 28, 1999
______________________________________
             Jerry Muench

        /s/ Kevin C. Daly              Director                      June 28, 1999
______________________________________
            Kevin C. Daly

          /s/ Gary Smith               Vice President and            June 28, 1999
______________________________________  Controller (principal
              Gary Smith                accounting officer)

      /s/ Ralph R. Mickelson           Director                      June 28, 1999
______________________________________
          Ralph R. Mickelson

              Signature                          Title                   Date
          /s/ Leo Wexler               Director                      June 28, 1999
______________________________________
              Leo Wexler

        /s/ John Seazholtz             Director                      June 28, 1999
______________________________________
            John Seazholtz

        /s/ Paul E. Wright             Director                      June 28, 1999
______________________________________
            Paul E. Wright

       /s/ Gregory A. Miner            Vice President, Director,     June 28, 1999
______________________________________  Chief Operating Officer
           Gregory A. Miner             and Chief Financial
                                        Officer (principal
                                        financial officer)

                                 ODETICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets as of March 31, 1998 and 1999................  F-3

Consolidated Statements of Operations for the Years ended March 31, 1997,
 1998 and 1999...........................................................  F-4

Consolidated Statements of Stockholders' Equity for the Years ended March
 31, 1997, 1998 and 1999.................................................  F-5

Consolidated Statements of Cash Flows for the Years ended March 31, 1997,
 1998 and 1999...........................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Odetics, Inc.

  We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/Ernst & Young LLP

Orange County, California
May 11, 1999, except for Note 1,
as to which the date is
June 24, 1999

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (In thousands)
                           ASSETS
Current assets:
 Cash and cash equivalents...................................  $ 1,131  $   787
 Trade accounts receivable, net of allowance for doubtful
  accounts of $432,000 in 1998 and $839,000 in 1999..........   15,048   18,889
 Receivables from ATL (Note 4)...............................    4,802      --
 Costs and estimated earnings in excess of billings on
  uncompleted contracts (Note 5).............................    2,583    2,423
 Inventories:
 Finished goods..............................................      569    1,101
 Work in process.............................................    2,176      749
 Materials and supplies......................................   18,065   14,135
 Prepaid expenses and other..................................    4,189    2,202
                                                               -------  -------
Total current assets.........................................   48,563   40,286
Property, plant and equipment:
 Land........................................................    2,090    2,060
 Buildings and improvements..................................   18,481   18,674
 Equipment...................................................   28,006   28,618
 Furniture and fixtures......................................    1,312    2,685
 Allowances for depreciation.................................  (26,550) (29,561)
                                                               -------  -------
                                                                23,339   22,476
Long-term ATL note receivable less current portion (Note 4)..    6,770      --
Capitalized software costs, net (Note 1).....................    3,785    7,667
Goodwill, net of accumulated amortization of $571,000 in 1998
 and $1,046,000 in 1999......................................    5,850    9,563
Other assets.................................................      483    1,363
                                                               -------  -------
Total assets.................................................  $88,790  $81,355
                                                               =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable......................................  $13,672  $10,454
 Accrued payroll and related.................................    5,093    5,441
 Accrued expenses............................................    2,083    1,933
 Contract reserve............................................    4,541    3,892
 Billings in excess of costs and estimated earnings on
  uncompleted contracts (Note 5).............................    1,580    1,276
 Current portion of long-term debt (Note 6)..................    1,598    2,074
                                                               -------  -------
Total current liabilities....................................   28,567   25,070
Revolving line of credit (Notes 1 and 6).....................   12,800   10,997
Long-term debt, less current portion (Note 6)................    8,200    8,965
Deferred income taxes (Note 8)...............................      643      --
Commitments and contingencies (Notes 6 and 11)
Stockholders' equity (Notes 9 and 10):
 Preferred stock:
 Authorized shares--2,000,000
 Issued and outstanding--none................................      --       --
 Common stock, $.10 par value:
 Authorized shares--10,000,000 of Class A and 2,600,000 of
  Class B
 Issued and outstanding shares--6,202,778 of Class A and
  1,062,041 of Class B at March 31, 1998; 7,941,271 of Class
  A and 1,060,041 of Class B at March 31, 1999...............      726      901
 Paid-in capital.............................................   45,240   59,579
 Treasury stock, 50,000 and 50,093 shares in 1998 and 1999,
  respectively...............................................     (239)    (240)
 Notes receivable from employees (Note 10)...................   (3,377)     (96)
 Accumulated other comprehensive income......................       25       92
 Retained earnings...........................................   (3,795) (23,913)
                                                               -------  -------
Total stockholders' equity...................................   38,580   36,323
                                                               -------  -------
Total liabilities and stockholders' equity...................  $88,790  $81,355
                                                               =======  =======

                            See accompanying notes.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended March 31
                                       ---------------------------------------
                                          1997          1998          1999
                                       ------------ ------------  ------------
                                       (In thousands, except per share data)
Net sales and contract revenues:
  Net sales..........................  $    71,748  $     79,552  $     70,042
  Contract revenues..................        9,032        10,284        13,331
                                       -----------  ------------  ------------
                                            80,780        89,836        83,373
Costs and expenses:
  Cost of sales......................       48,507        55,227        49,816
  Cost of contract revenues..........        4,907         6,430         9,007
  Selling, general and administrative
   expense...........................       19,831        26,010        31,670
  Research and development expense...        7,734         9,271        11,191
  In process research and
   development.......................          --          2,106           --
  Restructuring charge (Note 7)......          --          1,716           --
  Interest expense, net..............          183           617         1,807
                                       -----------  ------------  ------------
                                            81,162       101,377       103,491
                                       -----------  ------------  ------------
Loss from continuing operations
 before income taxes.................         (382)      (11,541)      (20,118)
Income tax benefit (Note 8)..........         (181)       (2,858)          --
                                       -----------  ------------  ------------
Loss from continuing operations......         (201)       (8,683)      (20,118)
Income from discontinued operations,
 net of income taxes.................        3,931         2,089           --
                                       -----------  ------------  ------------
Net income (loss)....................  $     3,730  $     (6,594) $    (20,118)
                                       ===========  ============  ============
Basic and diluted earnings (loss) per
 share:
  Continuing operations..............  $      (.03) $      (1.26) $      (2.57)
  Discontinued operations............          .62           .31           --
                                       -----------  ------------  ------------
  Earnings (loss) per share..........  $       .59  $       (.95) $      (2.57)
                                       ===========  ============  ============


                            See accompanying notes.

                                 ODETICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common stock
                      -----------------------------
                      Shares outstanding
                      --------------------
                                                                        Notes    Accumulative
                       Class A    Class B                             receivable     other                         Compre-
                       common     common            Paid-in  Treasury    from    Comprehensive Retained            hensive
                        stock      stock     Amount capital   stock   employees     income     earnings   Total     income
                      ---------  ---------   ------ -------  -------- ---------- ------------- --------  --------  --------
                                                              (In thousands)
Balance at March 31,
 1996...............       4,935      1,161   $610  $21,904   $  --    $    --       $(10)     $  8,481  $ 30,985
 Issuances of common
  stock (Notes 9 and
  10)...............         284        --      28    2,568     --         --         --            --      2,596
 Conversion of Class
  B common stock....          97        (97)   --       --      --         --         --            --        --
 Issuance of ATL
  Products, Inc.
  common stock (Note
  3)................         --         --     --    14,455     --         --         --            --     14,455
 Purchase of
  treasury stock....         --         --     --       --      --         --         --            --        --
 Foreign currency
  translation
  adjustments.......         --         --     --       --      --         --          62           --         62  $     62
 Net income.........         --         --     --       --      --         --         --          3,730     3,730     3,730
                       ---------  ---------   ----  -------   -----    -------       ----      --------  --------  --------
Balance at March 31,
 1997...............       5,316      1,064    638   38,927     --         --          52        12,211    51,828  $  3,792
                                                                                                                   ========
 Issuances of common
  stock (Notes 9 and
  10)...............         885        --      88    7,968     --      (3,377)       --            --      4,679
 Conversion of Class
  B common stock....           2         (2)   --       --      --         --         --            --        --
 Spin-off of ATL
  Products, Inc.
  common stock (Note
  3)................         --         --     --    (1,655)    --         --         --         (9,412)  (11,067)
 Purchase of
  treasury stock....         --         --     --       --     (239)       --         --            --       (239)
 Foreign currency
  translation
  adjustments.......         --         --     --       --      --         --         (27)          --        (27) $    (27)
 Net loss...........         --         --     --       --      --         --         --         (6,594)   (6,594)   (6,594)
                       ---------  ---------   ----  -------   -----    -------       ----      --------  --------  --------
Balance at March 31,
 1998...............       6,203      1,062    726   45,240    (239)    (3,377)        25        (3,795)   38,580  $ (6,621)
                                                                                                                   ========
 Issuances of common
  stock (Notes 2, 9
  and 10), net of
  offering costs of
  $774,000..........       1,736        --     175   14,339     --         --         --            --     14,514
 Conversion of Class
  B common stock....           2         (2)   --       --      --         --         --            --        --
 Purchase of
  treasury stock....         --         --     --       --       (1)       --         --            --         (1)
 Payments on notes
  receivable........         --         --     --       --      --       3,281        --            --      3,281
 Foreign currency
  translation
  adjustments.......         --         --     --       --      --         --          67           --         67  $     67
 Net loss...........         --         --     --       --      --         --         --        (20,118)  (20,118)  (20,118)
                       ---------  ---------   ----  -------   -----    -------       ----      --------  --------  --------
Balance at March 31,
 1999...............       7,941      1,060   $901  $59,579   $(240)   $   (96)      $ 92      $(23,913) $ 36,323  $(20,051)
                       =========  =========   ====  =======   =====    =======       ====      ========  ========  ========

                            See accompanying notes.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended March 31
                                                    1997      1998      1999
                                                  --------  --------  --------
                                                        (In thousands)
Operating activities
Net income (loss)...............................  $  3,730  $ (6,594) $(20,118)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Income from discontinued operations...........    (3,931)   (2,089)      --
  Depreciation and amortization.................     3,119     2,912     5,205
  Write-off of in process research and
   development..................................       --      2,106       --
  Contribution to ASOP..........................       517       511       --
  Provision for losses on accounts receivable...       277       155       332
  Provision (benefit) for deferred income
   taxes........................................       266      (902)      915
  Net proceeds from settlement of litigation....     5,860       --        --
  Other.........................................       492       (11)      --
  Changes in net assets of discontinued
   operations...................................     1,238       --        --
  Changes in operating assets and liabilities
   (Note 13)....................................    (6,773)   (1,462)    1,560
                                                  --------  --------  --------
Net cash used in operating activities...........     4,795    (5,374)  (12,106)
Investing activities
Purchases of property, plant and equipment......    (3,295)   (3,829)   (2,747)
Software development costs......................      (691)   (2,527)   (4,944)
Purchase of net assets of acquired business.....       --     (2,171)      --
Net cash received from ATL......................     8,066     2,978    10,019
                                                  --------  --------  --------
Net cash provided by (used in) investing
 activities.....................................     4,080    (5,549)    2,328
Financing activities
Proceeds from line of credit and long-term
 borrowings.....................................    54,840    49,176    44,527
Principal payments on line of credit, long-term
 debt, and capital lease obligations............   (65,069)  (40,159)  (45,089)
Proceeds from issuance of common stock..........     2,078     1,172     9,996
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    (8,151)   10,189     9,434
                                                  --------  --------  --------
Increase (decrease) in cash.....................       724      (734)     (344)
Cash and cash equivalents at beginning of year..     1,141     1,865     1,131
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $  1,865  $  1,131  $    787
                                                  ========  ========  ========


                            See accompanying notes.

                                 ODETICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

1. Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements of Odetics, Inc. (the Company) include the accounts of the Company and its subsidiaries Odetics Europe Limited, Odetics Asia Pacific Pte. Ltd. During fiscal 1990, the Company incorporated Odetics Europe Limited to develop European commercial sales. During fiscal 1995, the Company incorporated Odetics Asia Pacific Pte. Ltd. to develop commercial sales for the Asian market. All significant intercompany accounts and transactions are eliminated in consolidation.

  On October 31, 1997, the Company completed the spin-off of its 82.9% interest in ATL Products, Inc. (ATL) by distributing the Company's 8,005,000 shares of Class A Common Stock to the Company's stockholders of record on October 31, 1997. As a result of the spin-off, the Company's financial statements have been restated to reflect the operations of ATL as discontinued operations.

 Operations

  Odetics has initiated a business strategy known as its incubator strategy whereby its goal is to nurture and develop companies that can be spun-off to Odetics stockholders. In pursuing this strategy Odetics has incurred losses from continuing operations of $8.7 million and $20.1 million in fiscal 1998 and 1999, respectively, due in part to making investments in its business for research and development as well as developing a separate infrastructure for certain business units sufficient for these business units to function ultimately as independent public companies. In addition, during fiscal 1998 and 1999, the Company has invested $7.5 million in capitalized software development costs.

  The Company has obtained funds to pursue this strategy in fiscal 1998 and 1999 from repayments of amounts due from ATL (see Note 4), revolving line of credit borrowings, equity offerings, equipment financing, and decreases in net working capital items, excluding cash. In fiscal 2000, it will be necessary either to obtain sufficient additional funding to continue this strategy or the Company will be required to curtail the incubator strategy in order to reduce operating losses. Management believes cash flow available from the revolving line of credit, possible proceeds from additional equity offerings of common stock, and from repayments of amounts due Odetics by any companies that are spun-out of Odetics should be sufficient to allow the Company to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months. Additionally, management believes it is possible to obtain additional funds, if required, through the sale or placing of additional financing on its facilities in Anaheim, California.

  In June 1999, the Company learned it had exceeded the borrowing availability under its revolving line of credit (see Note 6) due to having insufficient eligible collateral as of May 31, 1999. The Company is in discussions with the lender to amend the definition of eligible collateral in the revolving credit agreement and permit continued borrowings. Management believes the Company will obtain a waiver with respect to its current noncompliance with the collateral requirements of the revolving credit agreement and that the agreement will be amended to provide for a greater proportion of the Company's assets being considered eligible collateral.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowances for doubtful accounts and deferred tax assets,

                                 ODETICS, INC.

inventory reserves, certain accrued liabilities and costs to complete long-term contracts and estimates of future cash flows used to determine whether asset impairments exist.

 Revenue Recognition

  Contract revenues and earnings on long-term cost-reimbursement and fixed-price contracts of the Company's subsidiary, Odetics ITS, Inc., and the Communications division are recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Contract revenues include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Certain contracts contain incentive and/or penalty provisions that provide for increased or decreased revenues based upon performance in relation to established targets. Incentive fees are recorded when earned and penalty provisions are recorded when incurred, as long as the amounts can reasonably be determined.

  Certain products sold by the Company include software which is integral to the functionality of the product. When such products do not require significant production, modification or customization of the software, revenue is recognized upon delivery, assuming the fee is fixed and collectibility is probable. If an arrangement requires significant production, modification or customization of the software, the arrangement is accounted for on the percentage of completion method of accounting as costs are incurred.

  Revenues from follow-on service and support for which the Company typically charges separately are recognized when earned. Revenues from computer software maintenance agreements are recognized ratably over the term of the agreements. When computer software maintenance is included in a software license agreement, an appropriate portion of the license fee is deferred and recognized over the maintenance period.

  For all other products, sales and related cost of sales are recognized on the date of shipment or, if required, upon acceptance by the customer.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and short-term investments with maturities of less than ninety days.

 Concentration of Credit Risk

  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. At March 31, 1998 and 1999, accounts receivable from governmental agencies and prime government contractors were approximately $2,801,000 and $3,616,000, respectively.

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

 Long-Lived Assets

  Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level based on undiscounted net cash flows. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets, inclusive of goodwill, existed at March 31, 1999. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company strategic plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during fiscal 2000. If the Company's estimate of future undiscounted cash flow should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

 Goodwill

  Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is being amortized using the straight-line method over the estimated useful life of 15 years.

 Research and Development Expenditures

  Software development costs incurred subsequent to determination of technical feasibility are capitalized. Amortization of capitalized software costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Amortization begins when product is available for general release to customers. Generally, an original estimated economic life of two to five years is assigned to capitalized software development costs.

  During fiscal 1997, 1998 and 1999, software development costs were amortized to cost of sales totaling $473,000, $585,000, and $1,063,000, respectively.

  All other research and development expenditures are charged to research and development expense in the period incurred.

 Warranty

  The Company provides a one-year warranty on all products and records a related provision for estimated warranty costs at the date of sale. The estimated warranty liability at March 31, 1999 and 1998 was $411,000 and $250,000, respectively.

                                 ODETICS, INC.

 Foreign Currency Translation

  The balance sheet accounts of Odetics Europe Limited and Odetics Asia Pacific Pte. Ltd. are translated at the current year-end exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are immaterial and are included in income as they occur.

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

 Earnings (Loss) Per Share

  Diluted earnings per share reflects the dilutive effects of options, warrants and convertible securities while basic earnings per share is calculated solely on the basis of the Company's net loss divided by weighted average number of common shares outstanding.

 Earnings (Loss) Per Share

  The following table sets forth the computation of net income (loss) per share:

                                                  Years ended March 31
                                              -------------------------------
                                                1997       1998       1999
                                              ---------  ---------  ---------
                                               (in thousands, except share
                                                          data)
   Numerator:
     Loss from continuing operation..........    $ (201)   $(8,683)  $(20,118)
     Income from discontinued operations.....     3,931      2,089        --
                                              ---------  ---------  ---------
     Net income (loss).......................    $3,730    $(6,594)  $(20,118)
                                              =========  =========  =========
   Denominator:
     Weighted-average shares outstanding..... 6,299,000  6,912,000  7,820,000
                                              =========  =========  =========
   Basic and diluted earnings (loss) per
    share:
     Continuing operations...................   $  (.03)   $ (1.26)  $  (2.57)
     Discontinued operations.................       .62        .31        --
                                              ---------  ---------  ---------
     Earnings (loss) per share...............    $  .59    $  (.95)  $  (2.57)
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

                                 ODETICS, INC.

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

 Advertising Expenses

  The Company expenses advertising costs as incurred. Advertising expense totaled $1,020,000, $2,226,000 and $2,622,000 in the years ended March 31,
1997, 1998 and 1999, respectively.

 Adoption of Statement of Financial Accounting Standards No. 130

  Effective April 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no material impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

 Reclassifications

  Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

2. Acquisitions

  On June 20, 1997, the Company acquired certain assets and assumed certain contracts from Rockwell Collins, Inc. (Rockwell). Revenues and costs related to contracts assumed from Rockwell are included in the accompanying statement of operations since the date of acquisition. The total cost of the acquisition was approximately $2.2 million in cash. A total of $1.3 million of assets were acquired and $5.0 million of liabilities were assumed. The acquisition has been accounted for as a purchase and, accordingly, the excess of cost over the fair value of net assets acquired of $5.9 million has been recorded as goodwill, and is being amortized over its expected benefit period of 15 years.

  On October 29, 1997, the Company acquired the net assets of Intelligent Controls Inc. (ICI). The total cost of the acquisition was approximately $2.7 million which was paid in the Company's Class A common stock. A total of $1.0 million of assets were acquired and $0.4 million of liabilities were assumed. In connection with the purchase, $2.1 million of in process research and development was written off.

  On September 12, 1998, the Company acquired International Media Integration Services Limited, a United Kingdom corporation (IMIS), pursuant to the terms of a Sale and Purchase of Shares Agreement whereby the Company purchased all of the issued and outstanding shares of stock of IMIS for an aggregate purchase price of $970,000 which was paid in 173,214 shares of the Company's Class A common stock. The acquisition has been accounted for as a purchase, and the purchase price has been allocated to the fair value of the net assets acquired with the excess approximating $10,000 allocated to goodwill.

                                 ODETICS, INC.

  On October 16, 1998, the Company, through its subsidiary, Odetics ITS Inc., a California corporation, acquired Meyer, Mohaddes Associates Inc., a California corporation (MMA). Pursuant to the terms of the merger agreement, the Company purchased all of the issued and outstanding shares of stock of MMA for $4.6 million, by issuing 55,245 shares of the Company's Class A common stock and 432,100 shares of Odetics ITS, Inc.'s common stock after giving effect to the purchase price adjustment required by the merger agreement. A total of $2.0 million of assets were acquired and $1.2 million of liabilities were assumed. The acquisition was accounted for as a purchase and, accordingly, the excess of cost over the fair value of net assets acquired of $3.8 million has been recorded as goodwill, and is being amortized over its expected benefit period of 15 years. In April 1999, the Company issued an additional 25,740 shares of Class A common stock valued at $250,000 to the MMA shareholders upon resolution of a contingency specified in the merger agreement. Additional shares with a value of $1 million may be issued through April 2001 upon resolution of certain other contingencies specified in the merger agreement.

  On November 11, 1998, the Company, through its subsidiary, Odetics ITS, Inc., acquired certain assets and assumed certain liabilities of Viggen Corporation, a Virginia corporation, pursuant to the terms of an Agreement of Purchase and Sale of Assets for an aggregate purchase price of $275,000 evidenced by the issuance of 27,603 shares of the Company's Class A common stock which were issued in April 1999. The acquisition has been accounted for as a purchase and the purchase price, including direct costs of the acquisition, has been allocated to the fair value of the net assets acquired with the excess approximating $746,000 allocated to goodwill. The recorded goodwill is being amortized over its expected benefit period of 15 years.

  Pro forma information related to these acquisitions is not material to the Company's historical consolidated results of operations.

3. Sale of Stock of ATL Products, Inc.

  On March 13, 1997, ATL Products, Inc. (ATL), which at that time was a wholly-owned subsidiary of the Company, completed an initial public offering of 1,650,000 shares of its Class A common stock, at an offering price of $11 per share (the Offering). Following the Offering, the Company's beneficial ownership interest in the ATL totaled 82.9%.

  On October 31, 1997, the Company completed a tax-free spin-off of its remaining 82.9% interest in ATL to the Company's stockholders, pursuant to which each holder of the Company's Class A and Class B Common as of October 31, 1997, received approximately 1.1 shares of Class A Common Stock of ATL for each share of the Company's common stock then held.

4. Receivables from ATL

  In April 1997, the Company entered into a promissory note receivable with ATL in the original principal amount of $13.0 million representing the aggregate balance of ATL's interest bearing advances from the Company. The note was paid in full in July 1998.

  Up to the time its spin-off, the operating results of ATL were included in the consolidated federal income tax return of the Company. Effective upon the close of ATL's initial public offering, the companies entered into a tax sharing agreement, which was effective retroactively to April 1, 1996, whereby the consolidated federal and state income tax liabilities for a given tax year were allocated to the companies in Odetics group according to their relative and separate taxable income for such year. Amounts receivable from ATL under this arrangement totaled $2.1 million in fiscal 1997 and $1.6 million in fiscal 1998. The tax sharing agreement was terminated upon the spin-out of Odetics remaining interest in ATL in October 1997.

                                 ODETICS, INC.

5. Costs and Estimated Earnings on Uncompleted Contracts

  Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

                                                                 March 31
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
                                                              (In thousands)
   Costs incurred on uncompleted contracts................... $22,861  $19,204
     Estimated earnings......................................   1,903    1,557
                                                              -------  -------
                                                               24,764   20,761
     Less billings to date...................................  23,761   19,614
                                                              -------  -------
                                                              $ 1,003  $ 1,147
                                                              =======  =======
   Included in accompanying balance sheets:
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................. $ 2,583  $ 2,423
     Billings in excess of costs and estimated earnings on
      uncompleted contracts..................................  (1,580)   1,276
                                                              -------  -------
                                                              $ 1,003  $ 1,147
                                                              =======  =======

  Costs and estimated earnings in excess of billings at March 31, 1998 and 1999 include $740,000 and $320,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 1998 are expected to be billed and collected during the year ending March 31, 1999.

6. Revolving Line of Credit and Long-Term Debt

  The Company has a $17.0 million revolving line of credit which provides for borrowings at the prime rate plus 2.0% (9.75% at March 31, 1999). Borrowings are available for general working capital purposes, and at March 31, 1999, approximately $6.0 million was available for borrowing under the line. The line expires December 31, 2000. (See Note 1--Operations.)

  The revolving line of credit is collateralized by substantially all of the Company's assets. Under the terms of the loan and security agreement, the Company is required to comply with certain covenants, maintain certain debt to net worth ratios, working capital current ratios and minimum net worth requirements, and prohibits the payment of dividends without the lender's consent.

  Included within the borrowing limits of the loan and security agreement, the Company has available approximately $2,000,000 in letters of credit at March 31, 1999.

                                 ODETICS, INC.

  Long-term debt consisted of the following:

                                                                 March 31
                                                              ---------------
                                                               1998    1999
                                                              ------- -------
                                                              (In thousands)
   Note payable, accruing interest at 9.36%, collateralized
    by deed of trust on land and buildings with a net book
    value of approximately $11,000,000, payable in monthly
    installments through December 2004....................... $ 9,218 $ 8,173
   Notes payable, accruing interest at 7.08% to 9.21%,
    collateralized by equipment, payable in monthly
    installments through 2003................................     580   2,866
                                                              ------- -------
                                                                9,798  11,039
   Less current portion......................................   1,598   2,074
                                                              ------- -------
                                                              $ 8,200 $ 8,965
                                                              ======= =======

  The annual maturities of long-term debt for the five years ending March 31, 2003 and thereafter are as follows:

                                                                  (In thousands)
   2000..........................................................    $ 2,074
   2001..........................................................      2,066
   2002..........................................................      2,221
   2003..........................................................      1,813
   2004..........................................................      1,666
   Thereafter....................................................      1,199
                                                                     -------
                                                                     $11,039
                                                                     =======

7. Restructuring Charge

  In the fourth quarter of fiscal 1998, the Board of Directors approved an early retirement plan for certain founders, senior officers and employees of the Company. The Company recorded a charge of approximately $1.7 million related to this plan that is expected to be paid out over a four year period.

8. Income Taxes

  The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                       Year ended March 31
                                                      -----------------------
                                                      1997    1998     1999
                                                      -----  -------  -------
                                                         (In thousands)
   Income tax benefit at statutory rates............. $(130) $(3,915) $(6,840)
   Acquired in process research and development......   --       715      --
   State income taxes, net of federal tax benefit....   (22)     189      --
   Increase (decrease) of valuation allowance
    associated with federal deferred tax assets......   (99)    (175)   5,373
   Foreign losses recorded without benefit...........   --       118    1,061
   Foreign income at lower tax rate..................   --        15      --
   Nondeductible goodwill amortization...............     7       11       31
   Other.............................................    63      184      375
                                                      -----  -------  -------
                                                      $(181) $(2,858) $   --
                                                      =====  =======  =======

                                 ODETICS, INC.

  United States and foreign loss from continuing operations before income taxes are as follows:

                                                        Year ended March 31
                                                      -------------------------
                                                      1997     1998      1999
                                                      -----  --------  --------
                                                          (In thousands)
   Pretax loss:
     Domestic........................................ $(372) $ (9,726) $(16,997)
     Foreign.........................................   (10)   (1,815)   (3,121)
                                                      -----  --------  --------
                                                      $(382) $(11,541) $(20,118)
                                                      =====  ========  ========

  Significant components of the income tax benefit from continuing operations are as follows:

                                                        Year ended March 31
                                                        ----------------------
                                                         1997    1998    1999
                                                        ------  -------  -----
                                                           (In thousands)
   Current:
     Federal..........................................  $ (347) $(1,143) $(915)
     State............................................    (145)    (328)   --
     Tax benefit from stock option exercises..........    (801)    (300)   --
     Foreign..........................................      45     (485)   --
                                                        ------  -------  -----
   Total current......................................  (1,248)  (2,256)  (915)
   Deferred:
     Federal..........................................     350   (1,516)   915
     State............................................     (84)     614    --
                                                        ------  -------  -----
   Total deferred.....................................     266     (902)   915
   Charge in lieu:
     Credit to additional paid-in capital attributable
      to stock option exercises.......................     801      300    --
                                                        ------  -------  -----
                                                        $ (181) $(2,858) $ --
                                                        ======  =======  =====

                                 ODETICS, INC.

  The components of deferred tax assets and liabilities are as follows:

                                                                1998     1999
                                                               -------  -------
                                                               (In thousands)
   Deferred tax assets:
     Inventory reserves....................................... $   979  $   780
     Deferred compensation and other payroll accruals.........   2,077    1,133
     Acquired net operating loss carryforwards................     217      217
     Net operating loss carryover.............................     --     6,120
     General business tax credit carryforwards................     951      958
     Alternative minimum tax credit carryforwards.............     404      404
     Bad debt reserve.........................................     185      307
     Other reserves...........................................     328      178
     Other, net...............................................     338      314
                                                               -------  -------
   Total deferred tax assets..................................   5,479   10,411
   Valuation allowance for deferred tax assets................  (1,490)  (6,575)
                                                               -------  -------
   Net deferred tax assets....................................   3,989    3,836
                                                               -------  -------
   Deferred tax liabilities:
     Tax over book depreciation...............................   2,576    2,777
     Capitalized interest and taxes...........................     468      468
     Cash to accrual adjustment...............................     --       556
     Other, net...............................................      30       35
                                                               -------  -------
   Total deferred tax liabilities.............................   3,074    3,836
                                                               -------  -------
   Net deferred tax assets.................................... $   915  $   --
                                                               =======  =======

  At March 31, 1999, for federal income tax purposes, the Company had approximately $958,000 in general business credit carryforwards, $404,000 of alternative minimum tax credit carryforwards. The Company also has $14,600,000 of net operating loss carryforwards for federal income tax purposes which begin to expire in 2019, and $640,000 of net operating loss carryforwards which were acquired as part of the ICI acquisition. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax asset related to these credits and net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense, other then the ICI operating loss carryforwards whose realization will result in an adjustment of assets acquired in this acquisition. The credit carryforwards expire at various dates beginning in 2005 and the acquired net operating losses begin to expire in 2002.

  Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

9. Associate Incentive Programs

  Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 1997, 1998 or 1999.

  In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan,

                                 ODETICS, INC.

eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $525,000, $548,000 and $644,000 in 1997, 1998 and 1999,
respectively.

  Effective April 1, 1987, the Company established a noncontributory Associate Stock Ownership Plan (ASOP) for all associates with more than six months of eligible service. The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of Company stock. The Company contributions to the ASOP were approximately $517,000, $511,000 and $55,000 in 1997, 1998 and 1999,
respectively. Shares distributed through the ASOP Plan were included in total outstanding shares used in the earnings per share calculation.

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

                                            Year ended March 31
                             --------------------------------------------------
                                   1997             1998             1999
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Options  Price   Options  Price   Options  Price
                             ------- -------- ------- -------- ------- --------
                                   (In thousands, except per share data)
Options outstanding at
 beginning of year.........     691   $5.32      640   $6.41      563   $4.67
  Granted..................     183    9.17      502    4.63      149    7.36
  Exercised................    (217)   5.41     (578)   4.79      (59)   4.63
  Canceled.................     (17)   4.43       (1)   5.99      (25)   4.63
                              -----   -----    -----   -----    -----   -----
Options outstanding at end
 of year...................     640   $6.41      563   $4.67      628   $5.27
                              =====   =====    =====   =====    =====   =====
Exercisable at end of
 year......................     308              --               165
                              =====            =====            =====
Available for grant at end
 of year...................     164              157               37
                              =====            =====            =====
Weighted average fair value
 of options granted........   $4.91            $2.43            $3.81

  The exercise price for options outstanding as of March 31, 1999 is $4.63 to $8.75. The weighted-average remaining contractual life of those options is nine years.

  In connection with the completed spin-off of the Company's interest in ATL, the Company made secured loans to option holders in amounts up to the exercise price of their options, which totaled $3.4 million. These notes are full recourse, are secured by shares of stock of the Company and ATL, are interest bearing with a rate of 5.7% and are due five years from the exercise date. Loans must be repaid upon sale of the underlying shares of stock or upon termination of employment.

  In calculating pro forma information regarding net income and earnings per share, as required by Statement 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the

                                 ODETICS, INC.

following weighted-average assumptions for the options on the Company's Class A common stock: risk-free interest rate of 6.0%; a dividend yield of 0%; volatility of the expected market price of the Company's Class A common stock of .40; and a weighted-average expected life of the option of seven years.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended March 31, 1997, 1998 and 1999 follows:

                                             1997       1998          1999
                                          ---------- -----------  ------------
   Pro forma net income.................. $3,441,000 $(7,084,000) $(20,555,000)
   Pro forma net income per share........ $      .55 $     (1.03) $      (2.63)

  During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $410,000, $302,000 and $377,000 for 1997, 1998 and 1999, respectively.

11. Commitments and Contingencies

  The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases at March 31, 1999 is as follows (in thousands):

   Fiscal Year
   -----------
   2000................................................................ $505,000
   2001................................................................  282,000
   2002................................................................  122,000
   2003................................................................   10,000
   2004................................................................      --
   Thereafter..........................................................      --
                                                                        --------
                                                                        $919,000
                                                                        ========

12. Business Segment and Geographic Information

  Effectively January 1, 1998, the Company adopted FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (Statement
131). Statement 131 establishes standard for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the following disclosure of segment information.

  The Company operates in three reportable segments: intelligent transportation systems, video products, which includes products for the television broadcast and video security markets, and telecommunications. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments. Intersegment sales are recorded at the selling segment's cost plus profit.

                                 ODETICS, INC.

  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.

  Selected financial information for the Company's reportable segments as of and for the years ended March 31, 1997, 1998 and 1999 follows:

                                     Intelligence   Video    Telecom
                                    Transportation Products  Product   Total
                                    -------------- --------  -------  --------
                                                 (In thousands)
   Year ended March 31, 1997
   Revenue from external
    customers.....................     $   538     $51,656   $21,101  $ 73,295
   Intersegment revenues..........         --        4,347       --      4,347
   Depreciation and amortization..          64       1,088     1,030     2,182
   Segment income (loss)..........      (3,149)      2,881     3,618     3,350
   Segment assets.................       1,675      30,391    10,512    42,578
   Expenditure for long-lived
    assets........................       1,035       2,316       647     3,998
   Year ended March 31, 1998
   Revenue from external
    customers.....................     $ 5,841     $54,161   $23,613  $ 83,615
   Intersegment revenues..........         --        4,163        53     4,216
   Depreciation and amortization..         514       1,362       589     2,465
   Segment income (loss)..........      (5,445)     (2,240)    3,527    (4,158)
   Segment assets.................      11,614      37,913     7,943    57,470
   Expenditure for long-lived
    assets........................       7,384       4,003     1,001    12,388
   Year ended March 31, 1999
   Revenue from external
    customers.....................     $14,580     $46,755   $13,974  $ 75,309
   Intersegment revenues..........         --        5,351        94     5,445
   Depreciation and amortization..         765       2,282     1,199     4,246
   Segment income (loss)..........      (3,865)     (5,381)   (2,617)  (11,863)
   Segment assets.................      17,943      38,831     8,954    65,728
   Expenditure for long-lived
    assets........................       4,924       3,457     3,084    11,465

                                 ODETICS, INC.

  The following reconciles segment income to consolidated income before income taxes and segment assets and deprecation and amortization to consolidated assets and consolidated depreciation and amortization:

                                                1997      1998      1999
                                               -------  --------  --------
                                                    (In thousands)
   Revenue
   Total revenues for reportable segments....  $77,642  $ 87,832  $ 80,754
   Non reportable segment revenues...........    7,485     6,220     8,064
   Other revenues............................      --        --        --
   Elimination of intersegment sales.........   (4,347)   (4,216)   (5,445)
                                               -------  --------  --------
       Total consolidated revenues...........  $80,780  $ 89,836  $ 83,373
                                               =======  ========  ========
   Segment Profit or Loss
   Total profit or loss for reportable seg-
    ments....................................  $ 3,350  $ (4,158) $(11,863)
   Other profit or loss......................      297      (273)   (1,201)
   Unallocated amounts:
     Corporate and other expenses............   (3,846)   (4,777)   (5,247)
     Special charge..........................      --     (1,716)      --
     Interest expense........................     (183)     (617)   (1,807)
                                               -------  --------  --------
       Loss from continuing operations before
        income taxes.........................  $  (382) $(11,541) $(20,118)
                                               =======  ========  ========
   Assets
   Total assets for reportable segments......  $42,578  $ 57,470  $ 65,728
   Assets held at Corporate..................   43,227    31,320    15,627
                                               -------  --------  --------
       Total assets..........................  $85,805  $ 88,790  $ 81,355
                                               =======  ========  ========
   Depreciation and Amortization
   Depreciation and amortization for report-
    able segments............................  $ 2,182  $  2,465  $  4,246
   Other.....................................      937       447       959
                                               -------  --------  --------
       Total depreciation and amortization...  $ 3,119  $  2,912  $  5,205
                                               =======  ========  ========

  Selected financial information for the Company's operations by geographic segment is as follows:

                                                         1997    1998    1999
                                                        ------- ------- -------
                                                            (In thousands)
   Geographic Area Revenue
   United States....................................... $51,909 $60,502 $61,171
   Europe..............................................   4,980   5,538   7,582
   Asia Pacific Rim....................................  14,234  17,842   6,287
   Other...............................................   9,657   5,954   8,333
                                                        ------- ------- -------
     Total net revenue................................. $80,780 $89,836 $83,373
                                                        ======= ======= =======
   Geographic Area Long-Lived Assets
   United States....................................... $23,309 $32,929 $39,424
   Europe..............................................     490     504   1,612
   Asia Pacific Rim....................................      49      24      33
   Other...............................................     --      --      --
                                                        ------- ------- -------
     Total long-lived assets........................... $23,848 $33,457 $41,069
                                                        ======= ======= =======

                                 ODETICS, INC.

13. Supplemental Cash Flow Information

                                                      Year ended March 31
                                                    -------------------------
                                                     1997     1998     1999
                                                    -------  -------  -------
                                                        (In thousands)
Net cash used in changes in operating assets and
 liabilities, net of litigation settlement and
 acquisitions:
  (Increase) decrease in accounts receivable....... $(4,511) $ 1,136  $(2,706)
  (Increase) decrease in net costs and estimated
   earnings in excess of billings..................  (1,217)  (1,771)     276
  (Increase) decrease in inventories...............     401   (4,604)   4,825
  Increase in prepaids and other assets............  (3,369)    (951)     111
  Increase (decrease) in accounts payable and
   accrued expenses................................   1,923    4,728     (946)
                                                    -------  -------  -------
Net cash used in changes in operating assets and
 liabilities....................................... $(6,773) $(1,462) $ 1,560
                                                    =======  =======  =======
Cash paid during the year:
  Interest......................................... $ 1,888  $ 1,526  $ 1,997
  Income taxes paid (refunded).....................     975      365     (463)
Noncash transactions during the year:
  Equity of subsidiary allocable to minority
   interest........................................ $ 1,462  $   --   $   --
  Purchase of subsidiary for stock.................     --     2,734    5,845

14. Legal Proceedings

  The Company brought an action against Storage Technology Corporation (StorageTek) in the Eastern District Court of Virginia alleging that StorageTek had infringed the Company's patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counter claimed alleging that the Company infringed several of StorageTek's patents. Prior to the trial, the court dismissed two of the infringement claims against the Company and the third claim was resolved between the parties. In January 1996, a jury concluded that the Company's patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that the Company's patent was not invalid. In June 1997, the United Stated Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of the Company's patent. The appellate court remanded the case for consideration of infringement under a proper claim construction of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case was returned to the Federal District court for retrial, in March 1998 a jury awarded the Company damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass-through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. After filing hearings, the trial court vacated its own injunction and granted StorageTek's motion for judgment as a matter of law to vacate the jury trial result and to find StorageTek not infringing. The Company has appealed these and other court rulings. The defendants also cross-appealed certain other court rulings. The U.S. Court of Appeals for the Federal Circuit heard final arguments on April 12, 1999. A decision from the U.S. Court of Appeals is pending. The accompanying financial statements do not include any amounts related to the eventual settlement of this matter.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 ODETICS, INC.

        Column A          Column B        Column C            Column D      Column E
        --------         ---------- ---------------------   ------------    --------
                         Balance at Charged to Charged to                  Balance at
                         Beginning  Costs and  Accounts--   Deductions--     End of
      Description        of Period   Expenses   Describe      Describe       Period
      -----------        ---------- ---------- ----------   ------------   ----------
Year ended March 31,
 1997(1):
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $  326,000 $   24,000  $    --      $      --     $  350,000
    Reserve for
     inventory
     obsolescence.......  1,811,000    626,000       --             --      2,437,000
                         ---------- ----------  --------     ----------    ----------
      Total............. $2,137,000 $  650,000  $    --      $      --     $2,787,000
                         ========== ==========  ========     ==========    ==========

Year ended March 31,
 1998:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $  350,000 $  155,000  $    --      $   73,000(1) $  432,000
    Reserve for
     inventory
     obsolescence.......  2,437,000  1,240,000       --      $  796,000(2)  2,881,000
                         ---------- ----------  --------     ----------    ----------
      Total............. $2,787,000 $1,395,000  $    --      $  869,000    $3,313,000
                         ========== ==========  ========     ==========    ==========
Year ended March 31,
 1999:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $  432,000 $  332,000  $125,000(3)  $   50,000(1) $  839,000
    Reserve for
     inventory
     obsolescence.......  2,881,000  1,590,000       --       1,300,000(2)  3,171,000
                         ---------- ----------  --------     ----------    ----------
      Total............. $3,313,000 $1,922,000  $125,000     $1,350,000    $4,010,000
                         ========== ==========  ========     ==========    ==========

--------
(1) Uncollectible accounts written off against reserve

(2) Inventory scrap

(3) Allowance assumed in acquisition