Form 10-K405/A
period 1999-03-31
ODETICS INC
filed 1999-08-03
CIK 350868

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

  In-Process Research and Development. In the fourth quarter of fiscal 1998, we completed the purchase price allocation related to our acquisition of Intelligent Controls and determined that $2.1 million of the purchase price was attributable to the value of research and development activities in process at the date of acquisition, constituting the development of an integrated building access and security system that Gyyr began selling in the latter part of fiscal 1999 as the Access 202 product family. In accordance with the provisions of FASB Statement No. 2, "Accounting for Research and Development Costs," we recorded a charge in fiscal 1998 for this in-process research and development. Subsequent to this acquisition, we incurred an additional $94,000 and $469,000 of research and development expense in fiscal 1998 and 1999, respectively, related to this product development effort.

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

     4.1 Specimen of Class A Common Stock and Class B Common Stock certificates (incorporated by reference to Exhibit 4.3 to Amendment
          No. 1 to Odetics' Registration Statement on Form S-1 (Reg. No. 033-
          67932) as filed with the SEC on September 30, 1993).

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

    10.3* Loan and Security Agreement dated December 28, 1998 among
          Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics, and Schedule to Loan Agreement.

    10.4* Amendment to Loan Agreement dated December 28, 1998 among
          Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics, and related Schedule to Loan Agreement dated
          December 28, 1998.


    10.5* Revolving Credit Note dated December 28, 1998 payable to Transamerica
          Business Credit Corporation in the original principal amount of $17,000,000.

    10.6* Letter of Credit Agreement dated December 28, 1998 among Transamerica
          Business Credit Corporation, Odetics and the subsidiaries of Odetics.

    10.7* Security Agreement in Copyrighted Works dated December 28, 1998 between Transamerica Business Credit Corporation and Odetics.

    10.8* Patent and Trademark Security Agreement dated December 28, 1998 between Transamerica Business Credit Corporation and Odetics.

    10.9* Cross-Corporate Continuing Guaranty dated December 28, 1998 among
          Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics.

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

    10.30 1994 Long-Term Equity Plan of Odetics (incorporated by reference to
          Exhibit 4.3 to Odetics' Registration Statement on Form S-8 (File No.
          333-05735) as filed with the SEC on June 11, 1996).

    21*   Subsidiaries of Odetics.

    23.1  Consent of Independent Auditors.

    27*   Financial Data Schedule.

--------
*previously filed

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on August 2, 1999.

                                          Odetics, Inc.

                                                    /s/ Joel Slutzky
                                          By: _________________________________
                                                        Joel Slutzky
                                                  Chief Executive Officer,
                                                         President
                                                 and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date

         /s/ Joel Slutzky              Chief Executive Officer,     August 2, 1999
______________________________________  President and Chairman of
             Joel Slutzky               the Board (principal
                                        executive officer)

                  *                    Director                     August 2, 1999
______________________________________
         Crandall Gudmundson

                  *                    Director                     August 2, 1999
______________________________________
             Jerry Muench

                  *                    Director                     August 2, 1999
______________________________________
            Kevin C. Daly

                  *                    Vice President and           August 2, 1999
______________________________________  Controller (principal
              Gary Smith                accounting officer)

                  *                    Director                     August 2, 1999
______________________________________
          Ralph R. Mickelson

                  *                    Director                     August 2, 1999
______________________________________
              Leo Wexler

                  *                    Director                     August 2, 1999
______________________________________
            John Seazholtz

                  *                    Director                     August 2, 1999
______________________________________
            Paul E. Wright

              Signature                          Title                   Date

       /s/ Gregory A. Miner            Vice President, Director,    August 2, 1999
______________________________________  Chief Operating Officer
           Gregory A. Miner             and Chief Financial
                                        Officer (principal
                                        financial officer)

     /s/ Gregory A. Miner
*By: ____________________________
        Gregory A. Miner,
        Attorney-in-Fact

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

2. Acquisitions

  On June 20, 1997, the Company acquired certain assets and assumed certain contracts from Rockwell Collins, Inc. (Rockwell). Revenues and costs related to contracts assumed from Rockwell are included in the accompanying statement of operations since the date of acquisition. The total cost of the acquisition was approximately $2.2 million in cash. A total of $1.3 million of assets were acquired and $5.0 million of liabilities were assumed. These liabilities include a $3.8 million provision for anticipated losses on a major contract with the Michigan Department of Transportation that the Company assumed in this acquisition. The $3.8 million provision relates to anticipated related costs in excess of contract values which the Company expects to incur over the next five years. The acquisition has been accounted for as a purchase and, accordingly, the excess of cost over the fair value of net assets acquired of $5.9 million has been recorded as goodwill, and is being amortized over its expected benefit period of 15 years.

  On October 29, 1997, the Company acquired the net assets of Intelligent Controls Inc. (ICI). The total cost of the acquisition was approximately $2.7 million which was paid in the Company's Class A common stock. A total of $1.0 million of assets were acquired, primarily consisting of accounts receivable, inventories, and property and equipment that were recorded by the Company at their historical carrying values, and $0.4 million of liabilities were assumed. In connection with the purchase, $2.1 million of in process research and development was written off, primarily related to software and hardware under development for an integrated building access and security system that Gyyr began selling the latter part of fiscal 1999 as the Access 202 product family. Subsequent to this acquisition, we incurred an additional $94,000 and $469,000 of research and development expense in fiscal 1998 and 1999, respectively, related to this product development effort.

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

                                 ODETICS, INC.

  On October 16, 1998, the Company, through its subsidiary, Odetics ITS Inc., a California corporation, acquired Meyer, Mohaddes Associates Inc., a California corporation (MMA). Pursuant to the terms of the merger agreement, the Company purchased all of the issued and outstanding shares of stock of MMA for $4.6 million, by issuing 55,245 shares of the Company's Class A common stock and 432,100 shares of Odetics ITS, Inc.'s common stock after giving effect to the purchase price adjustment required by the merger agreement. A total of $2.0 million of assets were acquired and $1.2 million of liabilities were assumed. The acquisition was accounted for as a purchase and, accordingly, the excess of cost over the fair value of net assets acquired of $3.8 million has been recorded as goodwill, and is being amortized over its expected benefit period of 15 years. In April 1999, the Company issued an additional 25,740 shares of Class A common stock valued at $250,000 to the MMA shareholders upon resolution of a contingency specified in the merger agreement. Additional shares with a value of $1 million may be issued at various dates through April 2001 in the event the Company does not consummate an initial public offering of the common stock of Odetics ITS by those dates. In addition, if Odetics ITS does not complete its initial public offering by October 2001, then the holders of the Odetics ITS common stock issued in this transaction will have the right to require Odetics to repurchase the Odetics ITS common stock for a purchase price of $10 per share of Odetics ITS. At any time prior to the initial public offering of Odetics ITS, Odetics has the right to require these shareholders to sell all of their shares of Odetics ITS common stock at a purchase price of $10 per share. Odetics has the option to pay the purchase price for these shares in cash or in Odetics' Class A common stock valued as of five business days prior to the date of the event triggering the payment.

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

  On October 31, 1997, the Company completed a tax-free spin-off of its remaining 82.9% interest in ATL to the Company's stockholders, pursuant to which each holder of the Company's Class A and Class B common stock as of October 31, 1997, received approximately 1.1 shares of Class A Common Stock of ATL for each share of the Company's common stock then held.

4. Receivables from ATL

  In April 1997, the Company entered into a promissory note receivable with ATL in the original principal amount of $13.0 million representing the aggregate balance of ATL's interest bearing advances from the Company. The note was paid in full in July 1998.

                                 ODETICS, INC.

  Up to the time its spin-off, the operating results of ATL were included in the consolidated federal income tax return of the Company. Effective upon the close of ATL's initial public offering, the companies entered into a tax sharing agreement, which was effective retroactively to April 1, 1996, whereby the consolidated federal and state income tax liabilities for a given tax year were allocated to the companies in Odetics group according to their relative and separate taxable income for such year. Amounts receivable from ATL under this arrangement totaled $2.1 million in fiscal 1997 and $1.6 million in fiscal 1998. The tax sharing agreement was terminated upon the spin-out of the Company's remaining interest in ATL in October 1997.

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
                                                                     -------
                                                                     $11,039
                                                                     =======

7. Restructuring Charge

  In the fourth quarter of fiscal 1998, the Board of Directors approved an early retirement plan for certain founders, senior officers and employees of the Company. The Company recorded a charge of approximately $1.5 million related to this plan that is expected to be paid out over a four year period. In addition, the Company recorded a charge of approximately $200,000 to write-down its investment in connection with the termination of its ITS joint venture in China.

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