Form 10-Q
period 1999-06-30
ODETICS INC
filed 1999-08-16
CIK 350868

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

   [X]              QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                       OR

   [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to

                       Commission file number   0-10605
                                               ---------

                                 ODETICS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                   95-2588496
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

 1515 South Manchester Avenue                           92802
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

                            Yes [X]   No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      Number of shares of Common Stock outstanding as of AUGUST 10, 1999


                   Class A Common Stock  -  8,003,233 shares.
                   Class B Common Stock  -  1,060,041 shares.

                                     INDEX
                                     -----


 PART I    FINANCIAL INFORMATION                                 Page
 --------------------------------                                ----

 ITEM 1.   CONSOLIDATED STATEMENTS OF OPERATIONS FOR               3
           THE THREE MONTHS JUNE 30, 1998 AND 1999 (UNAUDITED)

           CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1999          4
           AND JUNE 30, 1999 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR               6
           THE THREE MONTHS ENDED JUNE 30, 1998 AND
           1999 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              7

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                   10
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS


 PART II OTHER INFORMATION
 -------------------------

 ITEM 1.   LEGAL PROCEEDINGS                                      22

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS              22

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                        22

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                     22
           SECURITY HOLDERS

 ITEM 5.   OTHER INFORMATION                                      22

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       22

 SIGNATURES                                                       23


     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

                         PART 1  FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                    --------------------------
                                                       1998            1999
                                                    ----------      ----------
Net sales and contract revenues:
  Net sales                                            $17,057        $ 17,370
  Contract revenues                                      2,722           4,705
                                                       -------        --------
    Total net sales and contract revenues               19,779          22,075

Costs and expenses:
  Cost of sales                                         12,546          12,203
  Cost of contract revenues                              1,815           3,160
  Selling, general and administrative expense            7,993           8,859
  Research and development expense                       2,604           3,879
  Interest expense, net                                    358             617
                                                       -------        --------
                                                        25,316          28,718
                                                       -------        --------

Loss before taxes                                       (5,537)         (6,643)

Income taxes                                                 0               0
                                                       -------        --------

Net loss                                               ($5,537)        ($6,643)
                                                       =======        ========


   Basic and diluted loss per share                     ($0.76)         ($0.74)
                                                       =======        ========

Weighted average number of shares outstanding            7,265           9,030
                                                       =======        ========


               See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)




                                                      March 31,        June 30,
                                                        1999             1999
                                                      ---------        --------
ASSETS

Current Assets
 Cash                                                  $    787        $  1,734
 Trade accounts receivable, net                          18,889          18,249
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                    2,423           2,616

 Inventories:
  Finished goods                                          1,101           1,203
  Work in process                                           749             685
  Materials and supplies                                 14,135          12,855
                                                       --------        --------
  Total inventories                                      15,985          14,743


 Prepaid expenses                                         1,295           1,235
 Income taxes receivable                                    531             302
 Deferred income taxes                                    1,558           1,558
                                                       --------        --------
Total Current Assets                                     41,468          40,437

Property, plant and equipment
 Land                                                     2,060           2,060
 Buildings and improvements                              18,674          18,714
 Equipment, furniture and fixtures                       31,303          31,757
                                                       --------        --------
                                                         52,037          52,531

 Less accumulated depreciation                          (29,561)        (30,529)
                                                       --------        --------
 Net property, plant and equipment                       22,476          22,002

Capitalized software costs, net                           7,667           7,484

Other Assets                                             10,926          10,664
                                                       --------        --------
Total Assets                                           $ 82,537        $ 80,587
                                                       ========        ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                (in thousands)

                                                          March 31,    June 30,
                                                            1999         1999
LIABILITIES AND STOCKHOLDERS' EQUITY                      ---------    --------
Current Liabilities
  Trade accounts payable                                   $ 10,454    $  9,992
  Accrued payroll and related                                 5,441       4,883
  Accrued expenses                                            1,933       2,348
  Contract loss accrual                                       3,892       3,774
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         1,276       1,117
  Current portion of long-term debt                           2,074       2,074
                                                           --------    --------
Total current liabilities                                    25,070      24,188

Revolving line of credit                                     10,997      16,616

Long-term debt - Less current portion                         8,965       8,462

Deferred income taxes                                         1,182       1,292

Stockholders' equity
  Preferred stock, authorized 2,000,000 shares;
    none issued                                                  --          --
  Common stock, authorized 10,000,000
    shares of class A and 2,600,000 shares
    of class B; 7,997,778 shares of
    class A and 1,060,041 shares of
    class B issued and outstanding at
    June 30, 1999 - $.10 par value                              901         906
  Paid-in capital                                            59,579      59,813
  Treasury stock                                               (240)       (240)
  Note receivable from associates                               (96)        (96)
  Retained earnings                                         (23,913)    (30,556)
  Accumulated other comprehensive income                         92         202
                                                           --------    --------
Total stockholders' equity                                   36,323      30,029
                                                           --------    --------
Total liabilities and stockholders' equity                 $ 82,537    $ 80,587
                                                           ========    ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             1998        1999
                                                          ----------  ----------
Operating activities
  Net income (loss)                                        ($5,537)    ($6,643)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          1,011       1,434
      Provision for losses on accounts receivable               66           0
      Provision for deferred income taxes                       10         339
      Changes in operating assets and liabilities:
        (Increase) Decrease in accounts receivable           2,057         640
        (Increase) Decrease in net costs and estimated
          earnings in excess of billings                       733        (352)
        (Increase) Decrease in inventories                   1,074       1,242
        (Increase) Decrease in prepaids and other assets     2,286         139
        Increase (Decrease) in accounts payable and
          accrued expenses                                  (3,978)       (613)
                                                          --------    --------
Net cash used in operating activities                       (2,278)     (3,814)

Investing activities
  Purchases of property, plant, and equipment                 (652)       (494)
  Software development costs                                (1,015)       (102)
  Cash received on note receivable                           1,056           0
                                                          --------    --------
Net cash provided by (used in) investing activities           (611)       (596)

Financing activities
  Proceeds from revolving line of credit and
    long-term borrowings                                    15,110      11,102
  Principal payments on line of credit, long-term
    debt and capital lease obligations                     (10,225)     (5,984)
  Proceeds from issuance of common stock                        (1)        239
                                                          --------    --------
Net cash provided by financing activities                    4,884       5,357
                                                          --------    --------
Decrease in cash                                             1,995         947

    Cash at beginning of year                                1,131         787
                                                          --------    --------
Cash at June 30                                           $  3,126    $  1,734
                                                          ========    ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1-  Basis of Presentation
------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc as of June 30, 1999 and the consolidated results of operations and cash flows for the three month periods ended June 30, 1998 and 1999. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1999 filed with the Securities and Exchange Commission.

Note 2-  Income Taxes
------

         Income tax expense (benefit) for the three month period ended June 30, 1998 and 1999 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company has not provided income tax benefit for the losses incurred in fiscal 1998 and 1999 due to the uncertainty as to the ultimate realization of the benefit.

Note 3-  Long-Term Debt
------

                                        (in thousands)
                                    March 31,    June 30,
                                      1999         1999
                                    ---------    --------
         Mortgage note                  8,173       7,894
         Contracts payable              2,866       2,642
                                    ---------    --------
                                       11,039      10,536
         Less current portion           2,074       2,074
                                    ---------    --------
                                       $8,965     $ 8,462
                                    =========    ========


NOTE 4-  Legal Proceedings
------

         We brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed our patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that we infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against us and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that our patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of our patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case has been returned to the Federal District Court for retrial, and in March 1998, the jury awarded us damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. After filing hearings, the trial court vacated its own injunction and granted StorageTek's motion for judgment as a matter of law to vacate the jury trial result and to find StorageTek not infringing. We have appealed these and other court rulings. The defendants also cross-appealed certain other court rulings. In July 1999 the U.S. Court of Appeals for the Federal Circuit reversed the trial court's judgement of non-infringement and reinstated the verdict of $70.6 million. StorageTek has filed a petition for rehearing by either the three judge panel that decided the case or en banc, i.e. by all of the active judges on the court. A decision from the U.S. Court of Appeals is pending this petition.

NOTE 5-  Comprehensive Income
------

          The components of comprehensive income (loss) for the three months ended June 30, 1998 and 1999 are as follows:


                                                   1998       1999
                                                 --------   --------
         Net income (loss)                       $(5,537)   $(6,643)
         Foreign currency
          translation adjustment                      16        110
                                                 --------   --------
         Comprehensive income (loss)             $(5,521)   $(6,533)
                                                 ========   ========

NOTE 6-   Business Segment Information
------

          The Company operates in three reportable segments: intelligent transportation systems, video products, which includes products for the television broadcast and video security markets, and telecommunications. Selected financial information for the Company's reportable segments for the quarters ended June 30, 1998 and 1999 follows:

                                                    Intelligent       Video     Telecom      Total
                                                   Transportation   Products    Products    -------
                                                   --------------   --------    ---------
              Three months ended 6/30/98

              Revenue from external customers            3,515       11,973       3,313      18,801
              Intersegment Revenues                          0          545           9         554
              Segment income (loss)                     (1,051)      (1,208)       (949)     (3,208)

                  (in thousands)
              Three months ended 6/30/99

              Revenue from external customers            5,097       11,444       3,644      20,185
              Intersegment Revenues                          0        1,167          16       1,183
              Segment income (loss)                       (688)      (2,177)     (1,015)     (3,880)

          The following reconciles segment income to consolidated income before income taxes:

                                                                3 months ended        3 months ended
              (in thousands)                                     June 30, 1998         June 30, 1999
              Revenue
              Total revenues for reportable segments                  19,355                21,368
              Non-reportable segment revenues                            978                 1,890
              Other Revenues                                               0                     0
              Elimination of Intersegment sales                         (554)               (1,183)
                                                                  ----------            ----------
              Total consolidated revenues                             19,779                22,075

              Total loss for reportable segments                      (3,208)               (3,880)
              Other profit or loss                                      (654)                 (842)
              Unallocated amounts:
              Corporate and other expenses                            (1,317)               (1,307)
              Special charge                                               0                     0
              Interest expense                                          (358)                 (614)
                                                                  ----------            ----------
              Loss before income taxes                                (5,537)               (6,643)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues, funding and cash requirements, supply issues, market acceptance of new products, the Odetics incubator strategy, the final outcome of the StorageTek litigation, and estimated Y2K costs and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." Odetics' actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Odetics undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     General. Odetics defines its business segments as Video Products, Telecom Products, and ITS. The Video Products segment includes our Broadcast division and the Gyyr Incorporated subsidiary. The Telecom Products segment includes our Communications division which manufactures timing and synchronization products, and the business of Mariner Networks, a wholly owned subsidiary. The ITS segment represents Odetics' 93% owned subsidiary Odetics ITS, Inc.

     Net Sales and Contract Revenues. Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues increased 11.6% to $22.1 million for the three month period ended June 30, 1999, compared to $19.7 million in the corresponding period of the prior fiscal year. Contract revenues increased 72.9% to $4.7 million for the three month period ended June 30, 1999 compared to $2.7 million in the corresponding period of the prior fiscal year. During the fiscal year ended March 31, 1999, we completed the acquisition of Meyer Mohaddes Associates Inc. and the assets of Viggen Corporation. The increase in contract revenues in the three month period ended June 30, 1999 reflects primarily the revenue contribution from these acquisitions.

     Net sales increased 1.8% to $17.4 million for the three month period ended June 30, 1999, compared to $17.1 million in the corresponding period of the prior fiscal year. Net sales in the three month period ended June 30, 1999 compared to the corresponding period of the prior year reflects increased sales in the Broadcast division, our ITS business, and, to a lesser extent our Communications division, offset by a 16.5% decrease in sales of Gyyr products. Increased net sales of ITS in the three month period ended June 30, 1999 reflects increased units sales of its Vantage product, a video based traffic intersection control product. Increased sales in the Broadcast division reflect increased unit sales of its broadcast automation systems. Gyyr's net sales decreased primarily as a result of reduced unit sales of certain models of its time lapse video tape decks. The reduction in Gyyr's net sales principally reflects reduced purchases by certain of its OEM customers that sell to the banking industry.

     Gross Profit. Gross profit as a percent of net sales increased to 29.7% for the three month period ended June 30, 1999, compared to 26.4% the corresponding period in the prior fiscal year. The increase in gross profit performance in the three months ended June 30, 1999 reflects improved gross profits experienced by the Broadcast division on a 68.6% increase in sales, and improved gross profits on Vantage product sales by the ITS business as a result of increased unit sales volume.

     Gross profit as a percent of contract revenues decreased to 32.8% for the three months ended June 30, 1999 compared to 33.3% in the comparable period of the prior fiscal year. The decline in gross profits on contract revenues for the three month period ended June 30, 1999 primarily reflects an unfavorable mix of certain ITS contracts at lower gross profits in the first quarter of the current fiscal year.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 10.8% to $8.9 million (or 40.1% of total net sales and contract revenues) in the three months ended June 30, 1999 compared to $8.0 million (40.4% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in selling, general and administrative expense in the three month period ended June 30, 1999 compared to the previous fiscal year period reflects increased sales and marketing expenses in the Broadcast, Gyyr, and ITS operations and increased charges for amortization of goodwill related to acquisitions. Net of goodwill amortization, general and administrative expenses decreased 7.0% in the quarter ended June 30, 1999 compared to the corresponding period of the prior fiscal year. The increase in sales and marketing expenses in ITS primarily reflects increased costs to support the roll-out of the Vantage product line, and acquired sales and marketing costs related to the acquisitions of Meyer Mohaddes Associates and the assets of Viggen Corporation noted above. The principal expense categories that increased include sales and marketing labor costs, advertising and promotion to support new products and markets, and costs related to international expansion.

     Research and Development Expense. Research and development expense increased 49.0% to $3.9 million (or 17.6% of total net sales and contract revenues) in the three month period ended June 30, 1999 compared to $2.6 million (or 13.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development expense in the three month period ended June 30, 1999 compared to the previous fiscal year period principally reflects increased product development expenses in Broadcast, Mariner Networks, and ITS. For competitive reasons, Odetics closely guards the confidentiality of its specific development projects. The increase in product development expense relates primarily to development labor and related benefits, prototype material cost and consulting fees. The acquisitions of Meyer Mohaddes Associates and the assets of Viggen Corporation noted above, did not contribute to the increases in current year research and development expenses.

     Interest Expense, Net. Interest Expense, Net reflects interest income and interest expense as follows:


                                                   Ended June 30
                                                   --------------
                                                    1998    1999
                                                   ------  ------
                                                    (in thousands)
         Interest Expense                            $553    $617
         Interest Income                              195       0
                                                     ----    ----
         Interest Expense, Net                       $358    $617
                                                     ====    ====


     Interest expense primarily reflects interest on Odetics' line of credit borrowings and mortgage interest. Interest income in the three months ended June 30, 1998 was derived from a note receivable due to Odetics from ATL Products Inc., its previously owned subsidiary. The note was repaid in full in July 1998. The increase in interest expense for the three month period ended June 30, 1999 compared to the prior fiscal year reflects an increase in the Odetics' average outstanding borrowings on its line of credit facility.

     Income Taxes. No income tax benefit was provided on the net loss of Odetics for the three month period ended June 30, 1999, or in the corresponding period of the prior fiscal year because management has determined that Odetics cannot meet the criteria for recognition of the resulting deferred tax asset.

Liquidity and Capital Resources

     Odetics incurred losses before interest, taxes, and depreciation and amortization of $4.6 million in the three months ended June 30, 1999. These losses, net of inventory and accounts receivable reductions, resulted in the use of $3.8 million of cash in operations in the three months ended June 30, 1999. Odetics spent $.5 million to fund capital expenditures during the quarter. Odetics financed its cash requirements principally with advances on its line of credit facility.

      Odetics has a line of credit relationship with Transamerica Business Credit for a $17.0 million line of credit providing for borrowings at prime plus 2.0% (8.75% at June 30, 1999). At June 30, 1999, Odetics had outstanding borrowings of $16.6 million on the line of credit. Odetics' borrowings under this line of credit are secured by substantially all of its assets.

      On July 7, 1999 Odetics announced that the United States Court of Appeals for the Federal Circuit ordered that a jury's verdict awarding it $70.6 million in damages in the case of Odetics, Inc. vs. Storage Technology Corporation be reinstated. Additional pre-judgement interest previously set by the district court at the rate of 7.5%, compounded quarterly, will be added. Odetics has not accrued any benefit related to the favorable outcome of the litigation in the three month period ended June 30, 1999. Odetics anticipates that during the three month period ended September 30, 1999 that it will accrue the benefit related to the litigation.

     In July 1999, Odetics sold an option to Manchester Capital LLC for an aggregate purchase price of $5 million to purchase certain real property of Odetics consisting of approximately 14 acres located at 1515 South Manchester Avenue, Anaheim, California. The option exercise price is equal to the lessor of (a) the appraised fair market value of this real property as determined at November 1, 1999, or (b) at the option of Manchester Capital, the appraised fair market value of this real estate at November 1, 2000 or November 1, 2002. Odetics used the proceeds of the option sale for general working capital purposes.

     The Odetics strategy of incubating companies for eventual spin-off or sale requires significant investments of cash. Odetics is exploring several alternatives for increasing its liquidity including the potential monetization of certain real property, the re-negotiation of its credit facility with Transamerica Business Credit, and the sale of additional equity and debt instruments. Odetics anticipates that it will be successful in its efforts to increase its liquidity, and that the related proceeds plus the proceeds from the successful outcome of the litigation with Storage Technology will enable it to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.

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

     We are currently developing contingency plans to address the year 2000 issues that may pose a significant risk to our on-going operations. These plans could include accelerated replacement of affected equipment of software, temporary use of back-up equipment of software or the implementation of manual
procedures to compensate for system deficiencies.   We cannot be certain that
any contingency plans implemented by us would be adequate to meet our needs without materially impacting our operations, that any such plan would be successful or that our results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

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

     OUR QUARTERLY OPERATING RESULTS FLUCTUATE AS A RESULT OF MANY FACTORS. Our quarterly operating results have fluctuated and are likely to continue to fluctuate due to a number of factors, many of which are not within our control. Because of the factors listed below and other risks discussed in this report, our future operating results could be below the expectations of securities analysts and/or investors. If that happens, the trading price of our common stock could be adversely affected.


     Factors that could affect our revenues include the following:

     . our significant investment in research and development for our subsidiaries and divisions;

     . our ability to develop, introduce, market and gain market acceptance of new products applications and product enhancements in a timely manner;

     . the introduction of new products by competitors and technological change in our target markers;

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

     .    the mix of sales among our business units; and

     .    the Asian economic crisis and instability.

     In addition, our sales in any quarter typically consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders can impact our quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could seriously harm our business, financial condition and results of operations.

     WE HAVE EXPERIENCED SUBSTANTIAL LOSSES AND EXPECT FUTURE LOSSES. We incurred net losses of $6.6 million for the three months ended June 30, 1999 and net losses of $20.1 million for the year ended March 31, 1999. We may not be able to achieve profitability on a quarterly or annual basis in the future. Recent revenue growth also may not be sustainable and may not be indicative of future operating results. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business units. As a result, we may continue to experience losses which could cause the market price of our common stock to decline.

     OUR INCUBATOR STRATEGY IS EXPENSIVE AND MAY NOT BE SUCCESSFUL. We have initiated a business strategy called our incubator strategy which is expensive and highly risky. The goal of this strategy is to nurture and develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for each of our unit, sufficient to allow the unit to function as an independent public company. We expect to continue to invest heavily in the development of our business units with the goal of conducting additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete an initial public offering of any of our business units and spin-off our interest to our stockholders will depend upon many factors, including:

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


     We may not be able to complete a successful initial public offering or spin-off of any of our business units in the near future, or at all. Even if we do complete additional public offerings, we may decide not to spin-off a particular business unit, or to delay the spin-off until a later date.

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

     Market acceptance of our new products depends upon many factors, including our ability to resolve technical challenges in a timely and cost- effective manner, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. We have experienced delays in the past in the introduction of new products, particularly with our Roswell system. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in our new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

     We currently anticipate that we will outsource the manufacture of Auto Vue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of Auto Vue.

     WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US. We recently raised approximately $10.0 million in two private placements, approximately $8.0 million of which was raised in December 1998. Approximately $2.0 million was raised from the sale of Class A common stock to certain of our officers and directors in March 1999, following stockholder approval of this offering. We may need to raise additional capital in the near future, either through additional bank borrowings or other debt or equity financings. Our capital requirements will depend on many factors, including:

     .  market acceptance of our products;
     . increased research and development funding, and required investments in our business units;
     .  increased sales and marketing expenses;
     . potential acquisitions of businesses and product lines; and . additional working capital needs.

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

     WE HAVE SIGNIFICANT INTERNATIONAL SALES AND ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS. International product sales represented approximately 27% of our total net sales and contract revenues for fiscal year ended March 31, 1999 and approximately 34% for the fiscal year ended March 31, 1998. We believe that international sales will continue to represent a significant portion of our revenues, and that continued growth and profitability may require further expansion of our international operations. Accordingly, we may be subject to many inherent risks related to international business operations, which could adversely affect our business, financial condition and results of operations. These risks include:

     . unexpected changes in regulatory requirements, tariffs and other trade barriers;
     .  longer accounts receivable payment cycles;
     . seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world;
     .  difficulties in managing and staffing international operations;
     .  potentially adverse tax consequences;
     .  the burdens of compliance with a wide variety of foreign laws;
     . reduced protection for intellectual property rights in some countries; . political and economic instability.

     Our international sales are currently denominated primarily in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations or restrictions.

     Any of these factors may adversely effect our future international sales and, consequently, on our business, financial condition and operating results.

     Our operating results have been adversely affected by the Asian economic crisis. Our telecommunications products are sold principally to LGIC of Korea. As a result of economic instability in Asia, particularly in Korea, our sales in this region declined over 70% in the past fiscal year and may continue to decline in the future. It is possible that these sales could be further impacted by the currency devaluations and related economic problems in this region.

     WE NEED TO MANAGE GROWTH AND THE INTEGRATION OF OUR ACQUISITIONS. Over the past two years, we have significantly expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation and certain assets of the Transportation Systems business of Rockwell International. A key element of our business strategy involves expansion through the acquisition of complementary businesses, products and technologies. Our failure to manage growth and integrate our acquisitions successfully could be costly and could adversely affect our business, financial condition and results of operations.

     Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

     . potential disruption of our ongoing business and the diversion of our . resources and management's attention;
     .  the failure to retain or integrate key acquired personnel;
     .  the challenge of assimilating diverse business cultures;
     . increased costs to improve managerial, operational, financial and . administrative systems and to eliminate duplicative services;
     .  the incurrence of unforeseen obligations or liabilities;
     . potential impairment of relationships with employees or customers as a . result of changes in management; and . increased interest expense and amortization of acquired intangible assets.

     To accommodate our recent growth and successfully integrate our acquisitions, we anticipate that we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We may not be able to successfully integrate such systems, procedures and controls.

     WE DEPEND ON GOVERNMENT CONTRACTS AND SUBCONTRACTS AND FACE ADDITIONAL RISKS RELATED TO FIXED PRICE CONTRACTS. Substantially all of the sales by our subsidiary, Odetics ITS, Inc., and a portion of our sales by our Communications division were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 16% of our net sales and contract revenues for the year ended March 31, 1999 and approximately 21% for the three months ended June 30, 1999. We expect revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

     THE TRADING PRICE OF OUR COMMON STOCK IS VOLATILE. The trading price of our common stock has been subject to wide fluctuations in the past, decreasing from $20.375 in October 1997 to $4.25 in October 1998. We may not be able to increase or sustain the current market price of our common stock in the future. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

     .  quarterly variations in operating results;
     .  shortages announced by suppliers
     .  announcements of technological innovations or new products;
     .  acquisitions or businesses, products or technologies;
     .  changes in pending litigation;
     .  our ability to spin-off any business units;
     . applications or product enhancements by us or by our competitors; and . changes in financial estimates by securities analysts.

     The stock market in general has recently experienced volatility which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

     WE ARE CONTROLLED BY CERTAIN OF OUR OFFICERS AND DIRECTORS. As of June 30, 1999, our officers and directors beneficially owned approximately 29% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

     In March 1998, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. In the event a third party acquires more than 15% of the outstanding voting control of Odetics or 15% of our outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquiror and discourage the acquiror from pursuing Odetics. The mere existence of the stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

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

     WE MAY BE SUBJECT TO ADDITIONAL RISKS. The risks and uncertainties described above are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

                           PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     We brought an action against Storage Technology Corporation ("StorageTek") in the Eastern District Court of Virginia alleging that StorageTek had infringed our patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that we infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against us and the third claim was resolved between the parties. In January 1996, the jury determined that the patent claims were not infringed under the doctrine of equivalents based upon a claim construction defined by the court prior to the trial. The jury also concluded that our patent was not invalid. In June 1997, the United States Court of Appeals for the Federal Circuit vacated the lower court's claim construction and findings of noninfringement of our patent. The appellate court remanded the case for consideration of infringement under a proper claim construction. In August 1997, the appellate court denied a petition for rehearing requested by StorageTek. The case has been returned to the Federal District Court for retrial, and in March 1998, the jury awarded us damages in the amount of $70.6 million. In June 1998, the U.S. District Court for the Eastern District of Virginia granted an injunction against StorageTek enjoining StorageTek from making, selling or using any infringing devices, including the ACS4400, PowderHorn, Wolfcreek and Genesis automated tape library systems that include a pass through port. In June 1998, the U.S. District Court issued an order requesting the parties to brief the issues of whether StorageTek's motion for judgment as a matter of law should have been granted, and whether the injunction previously ordered by the court against StorageTek should be stayed pending appeal. After filing hearings, the trial court vacated its own injunction and granted StorageTek's motion for judgment as a matter of law to vacate the jury trial result and to find StorageTek not infringing. We have appealed these and other court rulings. The defendants also cross-appealed certain other court rulings. In July 1999 the U.S. Court of Appeals for the Federal Circuit reversed the trial court's judgement of non-infringement and reinstated the verdict of $70.6 million. StorageTek has filed a petition for rehearing by either the three judge panel that decided the case or en banc, i.e. by all of the active judges on the court. A decision from the U.S. Court of Appeals is pending this petition.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

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


                            ODETICS, INC.
                            (Registrant)



                            By  /s/ Gregory A. Miner
                              --------------------------------------------
                              Gregory A. Miner
                              Vice President, Chief Financial Officer



                            By  /s/ Gary Smith
                              --------------------------------------------
                              Gary Smith
                              Vice President, Controller
                              (Principal Accounting Officer)

 Dated:  August 16, 1999
       ------------------