Form 10-Q
period 1999-09-30
ODETICS INC
filed 1999-11-15
CIK 350868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
   [X]               QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       OR

   [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from            to

                      Commission file number  0-10605
                                             ----------

                                 ODETICS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  95-2588496
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    1515 South Manchester Avenue                          92802
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

                            Yes  X   No
                               -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of Common Stock outstanding as of November 11, 1999

                   Class A Common Stock  -  8,061,734 shares.
                   Class B Common Stock  -  1,058,641 shares.

                                     INDEX
                                     -----

PART I     FINANCIAL INFORMATION                             Page
--------------------------------                             ----
ITEM 1.    CONSOLIDATED STATEMENTS OF OPERATIONS FOR            3
           THE THREE MONTHS AND SIX MONTHS ENDED
           SEPTEMBER 30, 1998 AND 1999 (UNAUDITED)

           CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1999       4
           AND SEPTEMBER 30, 1999 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR            6
           THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND
           1999 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                10
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

PART II OTHER INFORMATION
-------------------------

ITEM 1.    LEGAL PROCEEDINGS                                   22

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF                  22
           SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION                                   23

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                    23

SIGNATURES                                                     24

     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I  FINANCIAL INFORMATION

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                               September 30,                         September 30,
                                                       1998                 1999               1998                 1999
Net sales and contract revenues:                    -------------       -------------       -------------        ------------
  Net sales                                              $ 19,283            $ 15,334            $ 36,340            $ 32,704
  Contract revenues                                         2,840               4,838               5,562               9,543
                                                     ------------       -------------       -------------         -----------
        Total net sales and contract revenues              22,123              20,172              41,902              42,247

Costs and expenses:
  Cost of sales                                            13,345              11,806              25,891              24,009
  Cost of contract revenues                                 1,712               3,812               3,527               6,972
  Selling, general and administrative expense               7,718               8,493              15,711              17,352
  Research and development expense                          2,763               4,329               5,367               8,208
  Interest expense, net                                       476                 750                 834               1,367
                                                     ------------       -------------       -------------         -----------
                                                           26,014              29,190              51,330              57,908
                                                     ------------       -------------       -------------         -----------
Loss from continuing operations                            (3,891)             (9,018)             (9,428)            (15,661)
Income taxes (benefits)                                         0              (6,575)                  0              (6,575)
                                                     ------------       -------------       -------------         -----------
Net loss                                                  ($3,891)            ($2,443)            ($9,428)            ($9,086)
                                                     ============       =============       =============         ===========

Basic and diluted loss per share                           ($0.54)             ($0.27)             ($1.30)             ($1.00)
                                                     ============       =============       =============         ===========

Weighted average number of shares outstanding               7,271               9,068               7,268               9,049
                                                     ============       =============       =============         ===========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,           September 30,
                                                          1999                   1999
                                                     ---------------       ----------------
ASSETS                                                                      (Unaudited)
Current Assets
 Cash                                                   $    787               $  1,913
 Trade accounts receivable, net                           18,889                 18,067
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                        2,423                  2,368

 Inventories:
  Finished goods                                           1,101                  1,220
  Work in process                                            749                    799
  Materials and supplies                                  14,135                 14,950
                                                    ----------------       ----------------

 Total inventories                                        15,985                 16,969

 Prepaid expenses                                          1,295                  1,123
 Income taxes receivables                                    531                    302
 Deferred income taxes                                       376                  6,951
                                                    ----------------       ----------------

Total current assets                                      40,286                 47,693

Property, plant and equipment:
 Land                                                      2,060                  2,060
 Buildings and improvements                               18,674                 18,739
 Equipment, furniture and fixtures                        31,303                 32,202
                                                    ----------------       ----------------
                                                          52,037                 53,001

 Less accumulated depreciation                           (29,561)               (31,472)
                                                    ----------------       ----------------
 Net property, plant and equipment                        22,476                 21,529

Capitalized software costs, net                            7,667                  7,199

Other Assets                                              10,926                 10,467
                                                    ----------------       ----------------

Total Assets                                            $ 81,355               $ 86,888
                                                    ================       ================

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                 (in thousands)

                                                                March 31,            September 30,
                                                                   1999                   1999
                                                            ---------------         ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   (Unaudited)

Current Liabilities
 Trade accounts payable                                          $ 10,454               $ 15,980
 Accrued payroll and related                                        5,441                  5,042
 Accrued expenses                                                   1,933                  2,180
 Contractual loss accrual                                           3,892                  3,569
 Billings in excess of costs and estimated earnings
  on uncompleted contracts                                          1,276                  1,125

 Current portion of long-term debt                                  2,074                  2,110
                                                            ---------------       ----------------
Total current liabilities                                          25,070                 30,006

Revolving line of credit                                           10,997                 16,392

Long-term debt - less current portion                               8,965                 13,015

Deferred income taxes                                                   0                      0

Stockholders' equity
 Preferred stock, authorized 2,000,000 shares;                        --                     --
  none issued
 Common stock, authorized 10,000,000 shares of                        901                    908
  Class A and 2,600,000 shares of Class B;
  8,017,363 shares of Class A and 1,058,641 shares
  of Class B issued and outstanding at
 September 30, 1999   - $.10 par value
 Paid-in capital                                                   59,579                 59,814
 Treasury stock                                                      (240)                  (240)
 Note receivable from associates                                      (96)                  (101)
 Retained earnings                                                (23,913)               (33,000)
 Accumulated other comprehensive income                                92                     93
                                                            ---------------       ----------------
Total stockholders' equity                                         36,323                 27,474
                                                            ---------------       ----------------
Total liabilities and stockholders' equity                       $ 81,355               $ 86,888
                                                            ===============       ================

                See notes to consolidated financial statements.

                                       5
s

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                   Six Months Ended
                                                                     September 30,
                                                           --------------------------------
                                                               1998                1999
                                                           -------------        -----------
Operating activities
 Net income (loss)                                           $ (9,428)           $(9,086)
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                               2,314              2,844
    Provision for losses on accounts receivable                   132                 --
    Provision (benefits) for deferred income taxes                251             (6,345)
    Changes in operating assets and liabilities:
     (Increase) Decrease in accounts receivable                 1,688                822
     (Increase) Decrease in net costs and
       estimated earnings in excess of billings                   543                (96)
     (Increase) Decrease in inventories                         3,895               (984)
     (Increase) Decrease in prepaids and other assets           1,906                265
     Increase (Decrease) in accounts payable and
       accrued expenses                                        (3,810)             5,047
                                                           -------------      -------------
Net cash used in operating activities                          (2,509)            (7,533)

Investing activities
 Purchases of property, plant and equipment                    (1,588)              (964)
 Software development costs                                    (2,434)              (102)
 Cash received on note receivable                              10,019                 --
                                                           -------------      -------------
Net cash provided by (used in) investing activities             5,997             (1,066)

Financing activities
 Proceeds from revolving line of credit and
  long-term borrowings                                         22,538             16,727
 Principal payments on line of credit, long-term
  debt and capital lease obligations                          (26,535)            (7,244)
 Proceeds from issuance of common stock                            (4)               242
                                                           -------------      -------------
Net cash (used in) provided by financing activities            (4,001)             9,725
                                                           -------------      -------------

Increase (decrease) in cash                                      (513)             1,126

 Cash at beginning of year                                      1,131                787
                                                           -------------      -------------
Cash at September 30                                         $    618            $ 1,913
                                                           =============      =============

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 Note 1- Basis of Presentation
 ------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of September 30, 1999 and the consolidated results of operations and cash flows for the three and six month periods ended September 30, 1998 and 1999. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six month periods ended September 30, 1999 are not necessarily indicative of those to be expected for the entire year.
         The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended March 31, 1999 filed with the Securities and Exchange Commission.

 Note 2- Income Taxes
 ------

         Income tax expense (benefit) for the three and six month periods ended September 30, 1998 and 1999 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company did not provide income tax benefit for the losses incurred in fiscal 1998 due to the uncertainty as to the ultimate realization of the benefit at that time.


 Note 3- Long-Term Debt
 ------


                                                      (in thousands)
                                               March 31,    September 30,
                                                 1999            1999
                                               --------        --------


                      Mortgage note             8,173           7,612
                      Contracts payable         2,866           7,513
                                               -------         -------
                                               11,039          15,125
                      Less current portion      2,074           2,110
                                               -------         -------
                                               $8,965         $13,015
                                               =======         =======

 NOTE 4-  Legal Proceedings
 ------

          On October 11, 1999, Odetics settled its litigation with Storage Technology Corporation through an agreement for Storage Technology Corporation to pay license fees to Odetics of $100 million. Odetics will realize a gain of approximately $38 million in the quarter ended December 31, 1999 as a result of the settlement, and expects to realize additional gains of $10 million in each of the quarters ended September 30, 2000 and 2001.



 NOTE 5-  Comprehensive Income
 ------


          The components of comprehensive income (loss) for the three months and six months ended September 30, 1998 and 1999 are as follows: (in thousands)

                                                          Three Months            Six Months
                                                       -------------------    ------------------
                                                        1998         1999      1998        1999
                                                       --------   --------    -------    -------
          Net income (loss)                            $(3,891)   $(2,443)    $(9,428)   $(9,086)
          Foreign currency translation adjustment          (94)      (109)        (78)         1
                                                       -------    -------     -------    -------
          Comprehensive income (loss)                  $(3,985)   $(2,552)    $(9,506)   $(9,085)
                                                       =======    =======     =======    =======

NOTE 6-   Business Segment Information
------
          The Company operates in three reportable segments: intelligent transportation systems, video products, which includes products for the television broadcast and video security markets, and telecommunications. Selected financial information for the Company's reportable segments for the three month and six month periods ended September 30, 1998 and 1999 follows: (in thousands)


                                            Intelligent       Video     Telecom
                                           Transportation   Products    Products    Total
                                           --------------   --------    --------    -----
          Three months ended 9/30/98

          Revenue from external customers          2,402      12,843      4,106    19,351
          Intersegment revenues                        0       1,943         18     1,961
          Segment income (loss)                   (1,081)       (304)       (28)   (1,413)

          Three months ended 9/30/99

          Revenue from external customers          6,108       9,882      2,061    18,051
          Intersegment revenues                        0       1,337         24     1,361
          Segment income (loss)                     (768)     (3,380)    (1,804)   (5,952)

     The following reconciles segment income to consolidated income before income taxes (in thousands):

                                                                    3 months ended        3 months ended
                                                                    Sept. 30, 1998        Sept. 30, 1999
                                                                  -------------------   -------------------
           Revenue
           Total revenues for reportable segments                             21,312                19,412
           Non-reportable segment revenues                                     2,772                 2,121
           Other revenues                                                          0                     0
           Elimination of intersegment sales                                  (1,961)               (1,361)
                                                                          ----------            ----------
           Total consolidated revenues                                        22,123                20,172
           Total loss for reportable segments                                 (1,413)               (5,952)
           Other profit or loss                                                 (851)                 (534)
           Unallocated amounts:
           Corporate and other expenses                                       (1,150)               (1,779)
           Special charge                                                          0                     0
           Interest expense                                                     (477)                 (753)
                                                                          ----------            ----------
           Loss before income taxes                                           (3,891)               (9,018)



                                                       Intelligent       Video      Telecom
                                                      Transportation    Products    Products   Total
                                                      --------------    --------    --------   -----
           Six months ended 9/30/98
           Revenue from external customers                     5,917      24,816      7,419    38,152
           Intersegment revenues                                   0       2,488         27     2,515
           Segment income (loss)                              (2,132)     (1,512)      (977)   (4,621)

           Six months ended 9/30/99

           Revenue from external customers                    11,205      21,326      5,705    38,236
           Intersegment revenues                                   0       2,504         40     2,544
           Segment income (loss)                              (1,456)     (5,557)    (2,819)   (9,832)


       The following reconciles segment income to consolidated income before income taxes (in thousands):

                                                                        6 months ended        6 months ended
                                                                        Sept. 30, 1998        Sept. 30, 1999
                                                                        --------------        --------------

           Revenue
           Total revenues for reportable segments                               40,667                40,780
           Non-reportable segment revenues                                       3,750                 4,011
           Other revenues                                                            0                     0
           Elimination of intersegment sales                                    (2,515)               (2,544)
                                                                            ----------            ----------
           Total consolidated revenues                                          41,902                42,247
           Total loss for reportable segments                                   (4,621)               (9,832)
           Other profit or loss                                                 (1,505)               (1,376)
           Unallocated amounts:
           Corporate and other expenses                                         (2,467)               (3,086)
           Special charge                                                            0                     0
           Interest expense                                                       (835)               (1,367)
                                                                            ----------            ----------
           Loss before income taxes                                             (9,428)              (15,661)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of Odetics. Inc. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues, funding and cash requirements, supply issues, market acceptance of new products, the Odetics incubator strategy, and estimated Y2K costs, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this
Item 2 under the caption "Risk Factors." Odetics' actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Odetics undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     General.  Odetics defines its business segments as Video Products, Telecom
     -------
Products, and ITS. The Video Products segment includes our Broadcast division and our Gyyr, Incorporated subsidiary. The Telecom Products segment includes our Communications division which manufactures timing and synchronization products, and the business of Mariner Networks, a wholly owned subsidiary. The ITS segment represents Odetics' 93% owned subsidiary Odetics ITS, Incorporated.

     Net Sales and Contract Revenues.  Net sales and contract revenues consist
     -------------------------------
of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 8.8% to $20.2 million for the three month period ended September 30 1999, compared to $22.1 million in the corresponding period of the prior fiscal year. Total net sales and contract revenues increased 0.8% to $42.2 million for the sixth month period ended September 30,1999 compared to $41.9 million in the corresponding period of the prior fiscal year. Contract revenues increased 70.4% to $4.8 million for the three month period ended September 30 1999 compared to $2.8 million in the corresponding period of the prior fiscal year. Contract revenues for the sixth month period ended September 30, 1999 increased 71.6% to $9.5 million compared to $5.6 million in the corresponding period of the prior fiscal year. During the fiscal year ended March 31, 1999, we completed the acquisition of Meyer Mohaddes Associates Inc. and the assets of Viggen Corporation. The increase in contract revenues in the three and six month periods ended September 30, 1999 reflects primarily the revenue contribution from these acquisitions. The ITS base business of contract revenues (before acquisitions) increased 43.4% and 29.9% in the three and six month periods respectively compared to the same periods in the prior fiscal year but was offset by a nearly corresponding decrease in revenue from contracts for space recorders. The Company has experienced declining contract revenues from space recorders due to soft market conditions for these products and because the Company has shifted away from this business in its' strategic focus.

     Net sales decreased 20.5% to $15.3 million for the three month period ended September 30, 1999, compared to $19.3 million in the corresponding period of the prior fiscal year. Net sales decreased 10.0% to $32.7 million for the six month period ended September 30, 1999 compared to $36.3 million in the corresponding period of the prior fiscal year. The decrease in net sales in the three month and six month periods ended September 30, 1999 compared to the corresponding periods of the prior year reflects increased sales of ITS products, offset by a decrease in sales of Video Products and, to a lesser extent, decreased sales of Telecom Products. Net sales of ITS in the three month and six month periods ended September 30, 1999 reflects increased unit sales of its Vantage product, a video based traffic intersection control product. The decrease in Video Products net sales reflects primarily reduced unit sales of certain models of time lapse video tape decks sold by Gyyr.

     Gross Profit. Gross profit as a percent of net sales decreased to 23.0% for
     ------------
the three month period ended September 30, 1999, compared to 30.8% the corresponding period in the prior fiscal year. For the sixth month period ended September 30, 1999 gross profit as a percent of net sales decreased to 26.6% compared to 28.8% for the corresponding period of the prior fiscal year. The decrease in gross profit performance in the three month and six month periods ended September 30, 1999 reflects decreased gross profits experienced by Video Products and Telecom Products due to lower absorption of fixed manufacturing costs from reduced net sales volume as well as lower selling prices on certain models of timelapse video tape decks sold by Gyyr. This was partially offset by improved gross profits on Vantage product sales by the ITS business as a result of increased unit sales volume.

     Gross profit as a percent of contract revenues decreased to 21.2% for the three months ended September 30, 1999 compared to 39.7% in the comparable period of the prior fiscal year. For the six month period ended September 30, 1999 gross profit as a percentage of contract revenues decreased to 26.9% from 36.6% in the comparable period of the prior fiscal year. The decline in gross profits on contract revenues for the three and six month periods ended September 30, 1999 primarily reflects growth of ITS contract revenue relative to total contract revenue. ITS contracts traditionally experience a lower overall gross profit percentage than our contract revenues from space recorders.

     Selling, General and Administrative Expense.  Selling, general and
     -------------------------------------------
administrative expense increased 10.0% to $8.5 million (or 42.1% of total net sales and contract revenues) in the three months ended September 30, 1999 compared to $7.7 million (or 34.9% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expenses increased 10.4% to $17.3 million (or 41.1% of total net sales and contract revenues) for the six months ended September 30, 1999 compared to $15.7 million (or 37.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Sales and marketing and general and administrative expenses in each of Odetics entities reflects the unique growth attributes and maturity of each operation. Broadcast and ITS each experienced increased sales and marketing expenses in the three and six month periods ended September 30, 1999, off set by reduction in spending for general and administrative expenses in Broadcast and Gyyr for the same periods. Gyyr also experienced reductions in spending for general and administrative expenses in the three and six months ended September 30, 1999. The increase in selling, general and administrative expense in the three and six month periods ended September 30, 1999 compared to the previous fiscal year periods reflects severance charges due to reductions in staffing, and increased charges for amortization of goodwill related to acquisitions. The increase in sales and marketing expenses in ITS primarily reflects increased costs to support the roll-out of the Vantage and AutoVue product lines, and acquired costs related to the acquisitions of Meyer Mohaddes Associates and the assets of Viggen Corporation noted above. The principal expense categories that increased include sales and marketing labor costs, advertising and promotion to support new products and markets, and costs related to international expansion.

     Research and Development Expense.  Research and development expense
     --------------------------------
increased 56.7% to $4.3 million (or 21.5% of total net sales and contract revenues) in the three month period ended September 30, 1999 compared to $2.8 million (or 12.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. For the six month period ended September 30, 1999 research and development expenses increased 52.9% to $8.2 million (or 19.4% of total net sales and contract revenues) compared to $5.4 million (or 12.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development expense for the three and six month periods ended September 30, 1999 compared to the previous fiscal year period principally reflects increased product development expenses in Broadcast, Mariner Networks, and ITS. Broadcast has development activities to support "Roswell", its software based control automation system for broadcast station operations. Mariner Networks is developing a number of ATM wide area access concentrators including its new product "Dexter". ITS continues to spend development resources in support of "AutoVue", its automotive lane guidance and warning system. For competitive reasons, Odetics closely guards the confidentiality of its specific development projects. The increase in product development expense relates primarily to development labor and related benefits, prototype material cost and consulting fees. The acquisitions of Meyer Mohaddes Associates and the assets of Viggen Corporation, noted above, did not contribute to the increases in current year research and development expenses.

     Interest Expense, Net.  Interest Expense, Net reflects interest income and
     ---------------------
interest expense as follows:

                                    Three Months          Six Months
                                             Ended September 30
                                    -------------       --------------
                                    1998     1999       1998      1999
                                    -----   -----       ------   -----
                                               (in thousands)

         Interest Expense            476      750        1,029   1,367
         Interest Income               0        0          195       0
                                    ----     ----       ------   -----
         Interest Expense, Net       476      750          834   1,367
                                    ====     ====       ======   =====

     Interest expense primarily reflects interest on Odetics' line of credit borrowings and mortgage interest. Interest income in the six months ended September 30,1998 was derived from a note receivable due to Odetics from ATL Products Inc., its previously owned subsidiary. The note was repaid in full in July 1998. The increase in interest expense for the three and six month period ended September 30, 1999 compared to the prior fiscal year reflects an increase in the Odetics' average outstanding borrowings on its line of credit facility.


     Income Taxes.
     ------------
     On October 11, 1999, Odetics settled its litigation with Storage Technology Corporation through an agreement for Storage Technology Corporation to pay license fees to Odetics of $100 million. Odetics will realize a gain of approximately $38 million in the quarter ended December 31, 1999 as a result of the settlement, and expects to realize additional gains of $10 million in each of the quarters ended September 30, 2000 and 2001. As a result of the gain to be recognized in the current fiscal year, Odetics now expects to be able to realize a portion of its tax operating loss carryforwards. Accordingly, as of September 30, 1999, the valuation allowance related to Odetics deferred tax assets has been reduced and a related tax benefit of $6.6 million has been recognized in the quarter. There were no tax benefits recognized in the corresponding periods of the prior fiscal year because of uncertainties then present as to Odetics' ability to realize the deferred tax asset arising from the losses of these periods.

Liquidity and Capital Resources

     For the six months ended September 30, 1999, Odetics incurred losses before tax benefits, depreciation and amortization of $12.8 million. Funding these losses, net of increases in accounts payable of $5.0 million, resulted in the use of $7.5 million of cash in operations during this period. Odetics used $1.0 million of cash for purchases of property, plant, and equipment in the six months ended September 30, 1999.

     During the six months ended September 30, 1999, Odetics has financed its working capital requirements principally with advances on its line of credit facility, and with the proceeds from the sale of an option on its principal operating facility. Odetics has a line of credit relationship with Transamerica Business Credit for a $17.0 million line of credit providing for borrowings at prime plus 2.0%(10.25% at September 30, 1999). At September 30, 1999, Odetics had outstanding borrowings of $16.7 million on its line of credit. Odetics borrowings under this line of credit are secured by substantially all of its assets.

     On October 11, 1999, Odetics settled litigation with Storage Technology Corporation in exchange for license fees of $100 million, $80 million of which was paid the day of the settlement. The initial payment of $80 million resulted in cash proceeds to Odetics, net of expenses and fees, of approximately $38.4 million. Odetics used a portion of the proceeds to retire its outstanding borrowings on its line of credit with Transamerica Business Credit, and has retained the balance of the funds to support general working capital requirements. Under the terms of the settlement agreement, Odetics will receive two additional payments of $10 million each in September of 2000 and 2001.

     In July 1999, Odetics sold an option to Manchester Capital LLC for an aggregate purchase price of $5 million to purchase certain real property of Odetics consisting of approximately 14 acres. The option exercise price is equal to the lessor of (a) the appraised fair market value of this real property as determined at November 1, 1999, or (b) at the option of Manchester Capital, the appraised fair market value of this real estate at November 1, 2000 or November 1, 2002. Odetics used the proceeds of the option sale for general working capital purposes.

     The Odetics strategy of incubating companies for eventual spin-off or sale requires significant investments of cash. Odetics has historically relied upon its line of credit facilities and on the sale of additional equity and debt instruments as potential sources of capital to enable it to finance its strategy. Odetics anticipates that its cash reserves, and future cash payments afforded by the settlement of its litigation with Storage Technology Corporation, in addition to its line of credit facility will enable it to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.

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

     Our quarterly operating results fluctuate as a result of many factors.  Our
     ---------------------------------------------------------------------
quarterly operating results have fluctuated and are likely to continue to fluctuate due to a number of factors, many of which are not within our control. Because of the factors listed below and other risks discussed in this report, our future operating results could be below the expectations of securities analysts and/or investors. If that happens, the trading price of our common stock could be adversely affected.

     Factors that could affect our revenues include the following:

     . our significant investment in research and development for our subsidiaries and divisions;

     . our ability to develop, introduce, market and gain market acceptance of new products applications and product enhancements in a timely manner;

     . the introduction of new products by competitors and technological change in our target markets;

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

     .    our relatively small level of backlog at any given time; and

     .    the mix of sales among our business units;

     In addition, our sales in any quarter may consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders can impact our quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could seriously harm our business, financial condition and results of operations.

     We have experienced substantial losses and expect future losses.  We
     ---------------------------------------------------------------
incurred net losses of $2.4 million for the three months ended September 30, 1999 and net losses of $20.1 million for the year ended March 31, 1999. We may not be able to achieve profitability on a quarterly or annual basis in the future. Recent revenue growth also may not be sustainable and may not be indicative of future operating results. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business units. As a result, we may continue to experience losses which could cause the market price of our common stock to decline.

     Our incubator strategy is expensive and may not be successful. We have
     -------------------------------------------------------------
initiated a business strategy called our incubator strategy which is expensive and highly risky. The goal of this strategy is to nurture and develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for each of our unit, sufficient to allow the unit to function as an independent public company. We expect to continue to invest heavily in the development of our business units with the goal of conducting additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete an initial public offering of any of our business units and spin-off our interest to our stockholders will depend upon many factors, including:

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

     .    general economic and market conditions; and

     .    the current market for initial public offerings.

     We may not be able to complete a successful initial public offering or spin-off of any of our business units in the near future, or at all. Even if we do complete additional public offerings, we may decide not to spin-off a particular business unit, or to delay the spin-off until a later date.

     We must keep pace with rapid technological change to remain competitive.
     -----------------------------------------------------------------------
Our target markets are in general characterized by the following factors:

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

     Our future success depends on the successful development and market
     -------------------------------------------------------------------
acceptance of new products.  We believe our revenue growth and future operating
--------------------------
results will depend on our ability to complete development of new products and enhancements, achieve broad market acceptance of these products and
enhancements, and reduce our product costs.   We may not be able to introduce
any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of our certain of our existing products.

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

     We may need additional capital in the future and may not be able to secure
     --------------------------------------------------------------------------
adequate funds on terms acceptable to us.  We recently raised approximately
----------------------------------------
$10.0 million in two private placements, approximately $8.0 million of which was raised in December 1998 and received net proceeds of approximately $38 million in October 1999 in settlement of patent infringement litigation. Approximately $2.0 million was raised from the sale of Class A common stock to certain of our officers and directors in March 1999, following stockholder approval of this offering. We may need to raise additional capital in the future, either through additional bank borrowings or other debt or equity financings. Our capital requirements will depend on many factors, including:

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

     We have significant international sales and are subject to risks associated
     ---------------------------------------------------------------------------
with operating in international markets.  International product sales
---------------------------------------
represented approximately 27% of our total net sales and contract revenues for fiscal year ended March 31, 1999 and approximately 34% for the fiscal year ended March 31, 1998. We believe that international sales will continue to represent a significant portion of our revenues, and that continued growth and profitability may require further expansion of our international operations. Accordingly, we may be subject to many inherent risks related to international business operations, which could adversely affect our business, financial condition and results of operations. These risks include:

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

     .    reduced protection for intellectual property rights in some countries;
          and

     .    political and economic instability.

     Many of our international sales are denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations or restrictions.

     Any of these factors may adversely effect our future international sales and, consequently, on our business, financial condition and operating results.

     Our operating results have been adversely affected by the Asian economic
     ------------------------------------------------------------------------
crisis.  Our telecommunications products are sold principally to LGIC of Korea.
------
As a result of economic instability in Asia, particularly in Korea, our sales in this region declined over 70% in the past fiscal year and may continue to decline in the future. It is possible that these sales could be further impacted by the currency devaluations and related economic problems in this region.

     We need to manage growth and the integration of our acquisitions. Over the
     ----------------------------------------------------------------
past two years, we have significantly expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation and certain assets of the Transportation Systems business of Rockwell International. A key element of our business strategy involves expansion through the acquisition of complementary businesses, products and technologies. Our failure to manage growth and integrate our acquisitions successfully could be costly and could adversely affect our business, financial condition and results of operations.

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

     We depend on government contracts and subcontracts and face additional
     ----------------------------------------------------------------------
risks related to fixed price contracts.   Over one half of the sales by our
--------------------------------------
subsidiary, Odetics ITS, Inc., and a portion of our sales by our Communications division were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 16% of our net sales and contract revenues for the year ended March 31, 1999 and approximately 22% for the six months ended September 30, 1999. We expect revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

     .  long purchase cycles;

     .  competitive bidding and qualification requirements;

     .  performance bond requirements;

     .  delays in funding, budgetary constraints and cut-backs; and

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

     The markets in which we operate are highly competitive and have many more
     -------------------------------------------------------------------------
established competitors.  We compete with numerous other companies in our target
-----------------------
markets and we expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

     We cannot be certain of our ability to attract and retain key personnel and
     ---------------------------------------------------------------------------
we do not have employment agreements with any key personnel.  Our inability to
-----------------------------------------------------------
attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect upon our business, financial condition and results of operations. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chief Executive Officer and Chairman of the Board, and Gregory A. Miner, our Chief Operating Officer and Chief Financial Officer. We do not have any employment contracts with any of our officers or key employees. The loss of any of these persons would seriously harm our development and marketing efforts, and would adversely affect our business. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees.

     We may not be able to adequately protect or enforce our intellectual
     --------------------------------------------------------------------
property rights.   If we are not able to adequately protect or enforce the
---------------
proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or solutions. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

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

     The trading price of our common stock is volatile. The trading price of our
     -------------------------------------------------
common stock has been subject to wide fluctuations in the past, decreasing from $20.375 in October 1997 to $4.25 in October 1998. We may not be able to increase or sustain the current market price of our common stock in the future. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

     The stock market in general has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

     We are controlled by certain of our officers and directors.  As of
     ----------------------------------------------------------
September 30, 1999, our officers and directors beneficially owned approximately 29% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

     Our stock structure and certain anti-takeover provisions may effect the
     -----------------------------------------------------------------------
price of our common stock.  Certain provisions of our certificate of
-------------------------
incorporation and our stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our Class A common stock entitles the holder to one-tenth of one vote per share and our Class B common stock entitles the holder to one vote per share. In addition, holders of the Class B common stock are presently entitled to elect six of our nine directors. The disparity in the voting rights between our common stock, as well as our insiders' significant ownership of the Class B common stock, could discourage a proxy contest or make it more difficult for a third party to effect a change in our management and control. In addition, our board of directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock, as well as additional shares of Class B common stock. Our future issuance of preferred stock or Class B common stock could be used to discourage an unsolicited acquisition proposal.

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

     Year 2000 compliance.  Many currently installed computer systems and
     --------------------
software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Although our core products are designed to be Year 2000 compliant, it is difficult to ensure that our products contain all necessary date code changes. We are in the process of updating our existing information systems to become Year 2000 compliant, and are substantially complete in that process as of September 30,1999. We have established an internal task force to evaluate our current status and state of readiness for the Year 2000. We believe the most significant impact of the Year 2000 issues will be the readiness of our suppliers, distributors, customers and lenders with whom we must interact. We have contingency plans to address our ability to remedy these issues but there is a risk that we may not have fully identified the Year 2000 impact. As such, we may not be able to update our systems and products or resolve the other Year 2000 issues without disrupting our business or without incurring significant expense. Our failure to address these issues on a timely basis or at all could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, financial condition and results of operations.

     We do not pay cash dividends.  We have never paid cash dividends on our
     ----------------------------
common stock and do not anticipate paying any cash dividends on either class of our common stock in the foreseeable future.

     We may be subject to additional risks. The risks and uncertainties
     -------------------------------------
described above are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

                           PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On October 11, 1999, Odetics settled its litigation with Storage Technology Corporation through an agreement for Storage Technology Corporation to pay license fees to Odetics of $100 million. Odetics will realize a gain of approximately $38 million in the quarter ended December 31, 1999 as a result of the settlement, and expects to realize additional gains of $10 million in each of the quarters ended September 30, 2000 and 2001.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Annual Meeting of the Stockholders of Odetics, Inc. held on September 30, 1999, the following proxies were tabulated representing 592,494 shares of Class A Common Stock or 74% of the eligible voting share, and 675,770 of Class B Common Stock or 64% of the total outstanding shares voted in the following manner:


Proposal I:  Election of the Board of Directors
------------------------------------------------

                                       Total Vote for       Total Vote Withheld
     Class A Common Stock              Each Director        From Each Director
     --------------------              -------------        ------------------

     Crandall Gudmundson               590,394              2,100
     Jerry F. Muench                   590,394              2,100
     Tom Thomas                        590,199              2,295

                                       Total Vote for       Total Vote Withheld
     Class B Common Stock:             Each Director        From Each Director
     --------------------              --------------       ------------------

     Joel Slutzky                      675,370              400
     Kevin C. Daly                     675,370              400
     Ralph R. Mickelson                675,370              400
     Gregory A. Miner                  675,370              400
     John W. Seazholtz                 675,370              400
     Paul E. Wright                    675,370              400

Proposal II:  To approve an amendment to the 1997 Stock Incentive Plan for an
              ---------------------------------------------------------------
              additional 400,000 Shares of Class A Common Stock.
              -------------------------------------------------

                                Class A                       Class B
                              Common Stock                  Common Stock
                          (1/10 vote per share)          (1 vote per share)
                          ---------------------          ------------------
     For                         563,532                       641,244
     Against                      26,283                        32,426
     Abstain                       2,680                         2,100


Proposal III: To Ratify the Appointment of Ernst & Young LLP as the Company's
-----------------------------------------------------------------------------
              independent auditors for the fiscal year ending March 31, 2000.
              --------------------------------------------------------------

                                Class A                       Class B
                              Common Stock                  Common Stock
                          (1/10 vote per share)          (1 vote per share)
                          ---------------------          ------------------
     For                        589,683                        675,330
     Against                      1,191                              0
     Abstain                      1,621                            440


Item 5.  Other Information

         NONE.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.  Financial Data Schedule

         (b) Reports on Form 8-K

          In connection with the Company's lawsuit against Storage Technology Corporation on July 8,1999, the Company filed a Form 8-K to report the U.S. Court of Appeals for the Federal Circuit reversal of the trial court's judgment of non-infringement and reinstatement of the verdict of $70.6 million.

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

 Dated:  November 15, 1999
      --------------------