Form 10-Q
period 1999-12-31
ODETICS INC
filed 2000-02-14
CIK 350868

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
       [X]           QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999

                                       OR

      [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                        Commission file number 0-10605
                                              --------

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

                              Yes  X  No ___
                                  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of Common Stock outstanding as of February 10, 2000

                   Class A Common Stock - 8,100,450 shares.
                   Class B Common Stock - 1,058,641 shares.

                                     INDEX



   PART I     FINANCIAL INFORMATION                                     Page
   --------------------------------                                     ----

   ITEM 1.       CONSOLIDATED STATEMENTS OF OPERATIONS FOR               3
                 THE THREE MONTHS AND NINE MONTHS ENDED
                 DECEMBER 31, 1998 AND 1999 (UNAUDITED)

                 CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 1999          4
                 AND DECEMBER 31, 1999 (UNAUDITED)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR               6
                 THE NINE MONTHS ENDED DECEMBER 31, 1998 AND
                 1999 (UNAUDITED)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              7

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS                    10
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

   ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES                14
                 ABOUT MARKET RISK

   PART II OTHER INFORMATION
   -------------------------

   ITEM 1.       LEGAL PROCEEDINGS                                       21

   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                        21

   SIGNATURES                                                            22

         In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I   FINANCIAL INFORMATION

                                  ODETICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands except share and per share amounts)
                                   (unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      December 31,                         December 31,
                                                                  1998                1999              1998               1999
                                                                  ----                ----              ----               ----
Net sales and contract revenues:
     Net sales                                                     $16,210            $15,171           $52,550            $47,875
     Contract revenues                                               3,957              4,436             9,519             13,979
                                                                 ---------          ---------          --------           --------
       Total net sales and contract revenues                        20,167             19,607            62,069             61,854

Costs and expenses:
     Cost of sales                                                  10,846             13,920            36,737             37,930
     Cost of contract revenues                                       2,624              3,225             6,151             10,197
                                                                 ---------          ---------          --------           --------
        Gross Profit                                                 6,697              2,462            19,181             13,727
                                                                 ---------          ---------          --------           --------

     Selling, general and administrative expense                     7,360              9,214            23,071             26,566
     Research and development expense                                2,731              3,964             8,098             12,172
                                                                 ---------          ---------          --------           --------
       Total operating expenses                                     10,091             13,178            31,169             38,738
                                                                 ---------          ---------          --------           --------
(Loss) from operations                                              (3,394)           (10,716)          (11,988)           (25,011)
                                                                 ---------          ---------          --------           --------

Non-operating items
     Royalty income                                                      0             38,437                 0             38,437
     Interest (expense), net                                          (445)              (454)           (1,279)            (1,821)
                                                                 ---------          ---------          --------           --------
Income (loss) before taxes                                          (3,839)            27,267           (13,267)            11,605
                                                                 ---------          ---------          --------           --------

Income tax expense                                                       0              6,575                 0                  0
                                                                 ---------           --------          --------           --------

Net income (loss)                                                  ($3,839)           $20,692          ($13,267)           $11,605
                                                                 =========           ========          ========           ========

Earnings (loss) per share:
     Basic                                                          ($0.49)             $2.27            ($1.77)             $1.28
                                                                 =========           ========          ========          =========
     Diluted                                                        ($0.49)             $2.18            ($1.77)             $1.24
                                                                 =========           ========          ========          =========

Weighted average number of shares outstanding
     Basic                                                           7,890              9,128             7,493              9,076
                                                                 =========           ========          ========          =========
     Diluted                                                         7,890              9,485             7,493              9,353
                                                                 =========           ========          ========          =========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       March 31,                 December 31,
                                                                         1999                        1999
                                                                 ----------------------      ---------------------
ASSETS                                                                                           (Unaudited)
Current Assets
   Cash                                                             $      787                      $   6,566
   Trade accounts receivable, net                                       18,889                         14,743
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                   2,423                          2,718

   Inventories:
     Finished goods                                                      1,101                          1,226
     Work in process                                                       749                            601
     Materials and supplies                                             14,135                         13,012
                                                                 ----------------------      ---------------------

   Total inventories                                                    15,985                         14,839

   Prepaid expenses                                                      1,295                          1,126
   Income taxes receivable                                                 531                            302
   Deferred income taxes                                                   376                            372
                                                                 ----------------------      ---------------------

Total current assets                                                    40,286                         40,666

Property, plant and equipment:
   Land                                                                  2,060                          2,060
   Buildings and improvements                                           18,674                         18,781
   Equipment, furniture and fixtures                                    31,303                         33,110
                                                                 ----------------------      ---------------------
                                                                        52,037                         53,951

   Less accumulated depreciation                                       (29,561)                       (32,406)
                                                                 ----------------------      ---------------------
   Net property, plant and equipment                                    22,476                         21,545

Capitalized software costs, net                                          7,667                          6,767

Other Assets                                                            10,926                         13,905
                                                                 ----------------------      ---------------------

Total Assets                                                          $ 81,355                      $  82,883
                                                                 ======================      =====================

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                (in thousands)

                                                                                     March 31,              December 31,
                                                                                       1999                    1999
                                                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade accounts payable                                                               $  10,454              $ 5,776
   Accrued payroll and related                                                              5,441                4,330
   Accrued expenses                                                                         1,933                2,982
   Contractual loss accrual                                                                 3,892                3,264
   Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                    1,276                1,617
   Current portion of long-term debt                                                        2,074                2,154
                                                                                            -----                -----
Total current liabilities                                                                  25,070               20,123

Revolving line of credit                                                                   10,997                    0

Long-term debt - less current portion                                                       8,965                8,460
Other liabilities                                                                               0                5,000

Deferred income taxes                                                                           0                    0

Stockholders' equity
   Preferred stock, authorized 2,000,000 shares;
     none issued                                                                               --                   --
   Common stock, authorized 10,000,000 shares of
     Class A and 2,600,000  shares of Class B;
     8,072,961 shares of Class A and 1,058,641 shares
     of Class B issued and outstanding at
     December 31, 1999 - $.10 par value                                                       901                  913
   Paid-in capital                                                                         59,579               60,576
   Treasury stock                                                                            (240)                 (91)
   Notes receivable from associates                                                           (96)                (101)
   Retained earnings                                                                      (23,913)             (12,308)
   Accumulated other comprehensive income                                                      92                  311
                                                                                           ------               ------
Total stockholders' equity                                                                 36,323               49,300
                                                                                           ------               ------
Total liabilities and stockholders' equity                                              $  81,355            $  82,883
                                                                                           ======               ======


                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED statements of CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                 Nine Months Ended
                                                                                   December 31,
                                                                     ------------------------------------------
                                                                            1998                   1999
                                                                     -------------------    -------------------
Operating activities
   Net income (loss)                                                      $  (13,267)            $ 11,605
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                          3,627                4,624
        Provision for losses on accounts receivable                              228                    0
        Provision for deferred income taxes                                      174                  233
        Changes in operating assets and liabilities:
         Decrease in accounts receivable                                       2,308                4,146
         Decrease in net costs and
             estimated earnings in excess of billings                             50                   46
         Decrease in inventories                                               4,343                1,146
         (Increase) Decrease in prepaids and other assets                      1,041               (3,361)
         (Decrease) in accounts payable and
            accrued expenses                                                  (3,866)              (5,154)
                                                                     -------------------    -------------------
Net cash provided by (used) in operating activities                           (5,362)              13,285

Investing activities
   Purchases of property, plant and, equipment                                (1,903)              (1,914)
   Software development costs                                                 (3,647)                (331)
   Cash received on note receivable                                           10,019                    0
                                                                     -------------------    -------------------
Net cash provided by (used in) investing activities                            4,469               (2,245)

Financing activities
   Proceeds from revolving line of credit and
     long-term borrowings                                                     32,997               22,456
   Principal payments on line of credit, long-term
     debt and capital lease obligations                                      (40,210)             (28,875)
   Proceeds from issuance of common stock                                      8,030                1,158

                                                                     -------------------    -------------------
Net cash provided by (used in) financing activities                              817               (5,261)
                                                                     -------------------    -------------------

Increase (Decrease) in cash                                                      (76)               5,779

   Cash at beginning of year                                                   1,131                  787
                                                                     -------------------    -------------------
Cash at December 31                                                           $1,055             $  6,566
                                                                     ===================    ===================

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   Note 1 -       Basis of Presentation

                  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of December 31, 1999 and the consolidated results of operations and cash flows for the three and nine month periods ended December 31, 1998 and 1999. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-KA for the year ended March 31, 1999 filed with the Securities and Exchange Commission.

   Note 2 -       Income Taxes

                  Income tax expense (benefit) for the three and nine month periods ended December 31, 1998 and 1999 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company did not provide income tax benefit for the losses incurred in fiscal 1998 due to the uncertainty as to the ultimate realization of the benefit at that time.


   Note 3 -       Long-Term Debt
                                                       (in thousands)
                                                 March 31,      December 31,
                                                   1999             1999
                                                   ----             ----


                  Mortgage note                     8,173           7,323
                  Contracts payable                 2,866           3,291
                                                   ------          ------
                                                   11,039          10,614
                  Less current portion              2,074           2,154
                                                   ------          ------
                                                   $8,965          $8,460
                                                   ======          ======

NOTE 4 -   Legal Proceedings

     On October 11, 1999, Odetics settled its litigation with Storage Technology Corporation through an agreement for Storage Technology Corporation to pay license fees to Odetics of $100 million. Odetics realized a gain of approximately $38 million in the quarter ended December 31, 1999 as a result of the settlement, and expects to realize additional gains of $10 million in each of the quarters ended September 30, 2000 and 2001.


NOTE 5 -   Comprehensive Income


           The components of comprehensive income (loss) for the three months and nine months ended December 31, 1998 and 1999 are as follows in thousands:

                                                                         Three Months                  Nine Months
                                                                     1998            1999           1998          1999
                                                                  --------         -------     ---------       -------
              Net income (loss)                                   $(3,839)         $20,692     $(13,267)       $11,605
              Foreign currency translation adjustment                  45              218          (33)           219
                                                                 --------         --------     --------       --------
                    Comprehensive income (loss)                   $(3,794)         $20,910     $(13,300)      $(11,824)
                                                                 =========        ========     ========       ========

NOTE 6 -   Business Segment Information

           The Company operates in three reportable segments: intelligent transportation systems, video products, which includes products for the television broadcast and video security markets, and telecommunications. Selected financial information for the Company's reportable segments for the three month and nine month periods ended December 31, 1998 and 1999 follows in thousands:

                                                                                                    Total
                                                                   Intelligent  Video     Telecom   -----
                                                               Transportation  Products   Products
                                                               --------------  --------   --------
                           Three months ended 12/31/98

                           Revenue from external customers           $ 2,483    $ 9,961    $3,449    $17,893
                           Intersegment revenues                     $     0    $ 1,451    $   37    $ 1,488
                           Segment income (loss)                     $  (409)   $(1,170)   $ (705)   $(2,284)

                           Three months ended 12/31/99

                           Revenue from external customers           $ 6,243    $ 8,867    $1,925    $17,035
                           Intersegment revenues                     $     0    $ 2,113    $   26    $ 2,139
                           Segment income (loss)                     $  (491)   $(5,440)  $(2,498)   $(8,429)

The following reconciles segment income to consolidated income before income taxes in thousands:

                                                                              3 months ended          3 months ended
                                                                              Dec. 31, 1998           Dec. 31, 1999
                                                                              -------------           -------------
                         Revenue
                         Total revenues for reportable segments                    $19,381              $19,174
                         Non-reportable segment revenues                             2,274                2,572
                         Elimination of intersegment sales                          (1,488)              (2,139)
                                                                                  --------              -------

                         Total consolidated revenues                                20,167               19,607

                         Total loss for reportable segments                         (2,284)              (8,429)
                         Other profit or loss                                         (315)              37,724
                         Unallocated amounts:
                         Corporate and other expenses                               (1,425)              (1,574)
                         Interest expense                                             (445)                (454)
                                                                                  --------              -------
                         Income (Loss) before income taxes                         $(3,839)             $27,267
                                                                                  ========              =======

                                                                                                            Total
                                                                  Intelligent       Video        Telecom    -----
                                                               Transportation      Products      Products
                                                               --------------      --------      --------
                           Nine months ended 12/31/98

                           Revenue from external customers            $10,400       $34,777       $10,868   $56,045
                           Intersegment revenues                            0       $ 3,939       $    64   $ 4,003
                           Segment income (loss)                     $ (2,541)      $(2,682)      $(1,682)  $(6,905)


                           Nine months ended 12/31/99

                           Revenue from external customers            $17,448     $   30,19       $  7,630   $ 55,271
                           Intersegment revenues                            0     $   4,617       $     66   $  4,683
                           Segment (loss)                             $(1,947)    $ (10,997)      $ (5,317)  $(18,261)

The following reconciles segment income to consolidated income before income taxes in thousands:

                                                                              9 months ended          9 months ended
                                                                              Dec. 31, 1998           Dec. 31, 1999
                                                                              -------------           -------------
                         Revenue
                         Total revenues for reportable segments                   $60,048                $59,954
                         Non-reportable segment revenues                            6,024                  6,583
                         Elimination of intersegment sales                         (4,003)                (4,683)
                                                                                  -------                -------
                         Total consolidated revenues                               62,069                 61,854

                         Total loss for reportable segments                        (6,905)               (18,261)
                         Other profit or loss                                      (1,189)                36,348
                         Unallocated amounts:
                         Corporate and other expenses                              (3,893)                (4,661)
                         Interest expense                                          (1,280)                (1,821)
                                                                                ---------                -------
                         Income (Loss) before income taxes                       $(13,267)               $11,605
                                                                                =========                =======

Note 7 - In December, 1999, the Company and Iteris, Inc. (Iteris), a newly formed Delaware corporation and a 93% owned subsidiary of Odetics, entered into a separation and distribution agreement, whereby the Company transferred the net assets and liabilities of its intelligent transportation division to Iteris. On December 17, Iteris filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On January 5, 2000, Odetics filed an information statement on Form 10, announcing its intent to distribute all of its shares of Iteris to Odetics stockholders in a tax-free spin-off concurrent with the initial public offering of Iteris common stock. While the Registration Statement relating to these securities has been filed with the Securities Exchange Commission it has not yet become effective.

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

Results of Operations

     General. Odetics defines its business segments as Video Products, Telecom Products, and ITS. The Video Products segment includes our Broadcast division and our Gyyr, Incorporated subsidiary. The Telecom Products segment includes our Communications division, which manufactures timing and synchronization products, and the business of Mariner Networks, a wholly owned subsidiary. The ITS segment represents Odetics' 93% owned subsidiary Iteris.

     Net Sales and Contract Revenues. Net sales and contract revenues consist of
(i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 2.8% to $19.6 million for the three month period ended December 31 1999, compared to $20.2 million in the corresponding period of the prior fiscal year. Total net sales and contract revenues decreased 0.3% to $61.9 million for the nine month period ended December 31,1999 compared to $62.1 million in the corresponding period of the prior fiscal year. Contract revenues increased 12.1% to $4.4 million for the three month period ended December 31 1999 compared to $4.0 million in the corresponding period of the prior fiscal year. Contract revenues for the nine month period ended December 31, 1999 increased 46.9% to $14.0 million compared to $9.5 million in the corresponding period of the prior fiscal year. During the fiscal year ended March 31, 1999, we completed the acquisition of Meyer Mohaddes Associates Inc. and the assets of Viggen Corporation. The increase in contract revenues in the three and nine month periods ended December 31, 1999 reflects primarily the revenue contribution from these acquisitions. The ITS base business of contract revenues (before acquisitions) increased 16.1% and 24.5% in the three and nine month periods respectively compared to the same periods in the prior fiscal year but was offset by a nearly corresponding decrease in revenue from contracts for space recorders. The Company has experienced declining contract revenues from space recorders due to soft market conditions for these products and because the Company has shifted away from this business in its' strategic focus.

     Net sales decreased 6.4% to $15.2 million for the three month period ended December 31, 1999, compared to $16.2 million in the corresponding period of the prior fiscal year. Net sales decreased 8.9% to $47.9 million for the nine month period ended December 31, 1999 compared to $52.6 million in the corresponding period of the prior fiscal year. The decrease in net sales in the three month and nine month periods ended December 31, 1999 compared to the corresponding periods of the prior year reflects increased sales of Iteris products, offset by a decrease in sales of Video Products and, to a lesser extent, decreased sales of Telecom Products. The increase in Iteris net sales in the three month and nine month periods ended December 31, 1999 reflects increased unit sales of its Vantage product, a video based traffic intersection control product. The decrease in Video Products net sales reflects primarily reduced sales in our

Broadcast division, which was largely due to delays in delivery of our Roswell facility management system.

         Gross Profit. Gross Profit as a percent of total net sales and contract revenues decreased to 12.6% for the three month period ended December 31, 1999, compared to 33.2% in the corresponding period of the prior fiscal year. For the nine month period ended December 31, 1999, gross profit as a percent of total net sales and contract revenues decreased to 22.2% compared to 30.9% in the corresponding period of the prior year. Gross profit as a percent of net sales decreased to 8.2% for the three month period ended December 31, 1999, compared to 33.1% in the corresponding period in the prior fiscal year. For the nine month period ended December 31, 1999 gross profit as a percent of net sales decreased to 20.8% compared to 30.1% for the corresponding period of the prior fiscal year. The decrease in gross profit performance in the three month and nine month periods ended December 31, 1999 generally reflects lower sales levels and higher unabsorbed manufacturing costs in Video Products and Telecom Products. Gross profit performance in the three and nine month periods ended December 31, 1999 was further impaired due to pricing concessions to certain customers and adjustments to inventory reserves and capitalized software related to certain discontinued products and product options in our Mariner Networks, Broadcast and Gyyr businesses. This was partially offset by improved gross profits on Vantage product sales by our ITS business as a result of increased unit sales volume.

         Gross profit as a percent of contract revenues decreased to 27.3% for the three months ended December 31, 1999 compared to 33.7% in the comparable period of the prior fiscal year. For the nine month period ended December 31, 1999 gross profit as a percentage of contract revenues decreased to 27.1% from 35.4% in the comparable period of the prior fiscal year. The decline in overall gross profits on contract revenues for the three and nine month periods ended December 31, 1999 primarily reflects a revenue shift toward increased ITS contract revenue relative to total contract revenue. ITS contracts traditionally experience a lower overall gross profit percentage than our contract revenues from space recorders.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased 25.2% to $9.2 million (or 47.0% of total net sales and contract revenues) in the three months ended December 31, 1999 compared to $7.4 million (or 36.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expenses increased 15.1% to $26.6 million (or 42.9% of total net sales and contract revenues) for the nine months ended December 31, 1999 compared to $23.1 million (or 37.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Sales and marketing and general and administrative expenses in each of Odetics entities reflects the unique growth attributes and maturity of each operation; consistent with Odetics' incubator strategy. Broadcast, Iteris, and Mariner Networks each experienced increased sales and marketing expenses in the three and nine month periods ended December 31, 1999. The increase in sales and marketing expenses in Iteris primarily reflects increased costs to support the roll-out of the Vantage and AutoVue product lines, and acquired costs related to the acquisitions of Meyer Mohaddes Associates and the assets of Viggen Corporation noted above. The principal expense categories that increased include sales and marketing labor costs, advertising and promotion to support new products and markets, and costs related to international expansion.

         Research and Development Expense. Research and development expense increased 45.1% to $4.0 million (or 20.2% of total net sales and contract revenues) in the three month period ended December 31, 1999 compared to $2.7 million (or 13.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. For the nine month period ended December 31, 1999 research and development expenses increased 50.3% to $12.2 million (or 19.7% of total net sales and contract revenues) compared to $8.1 million (or 13.0% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development expense for the three and nine month periods ended December 31, 1999 compared to the previous fiscal year period principally reflects increased product development expenses in Broadcast, Mariner Networks, and Iteris. Broadcast is incurring development activities to support "Roswell," its software based control automation system for broadcast station operations. Mariner Networks is developing a number of ATM wide area access concentrators including its new product "Dexter." Iteris continued to spend development resources in support of "AutoVue," its automotive lane guidance and warning system. For competitive reasons, we closely guard the confidentiality of specific development projects. The categories of increased product development expense include development labor and related benefits, prototype material cost and consulting fees. The acquisitions of Meyer Mohaddes Associates and the assets of Viggen Corporation, noted above, did not contribute to the increases in current year research and development expenses.

         In December 1999, the Company's 93% owned subsidiary, Iteris, Inc. (Iteris) filed a registration statement with the Securities and Exchange Commission. The "Selected Consolidated Financial Data" and "Quarterly Data" as reported in "Management Discussion and Analysis of Financial Condition and Results of Operations" contained in the registration statement reported the following information regarding net sales and income (loss) before income taxes for Iteris, for the Quarter and Nine Month periods ended December 31, 1999 and 2000, respectively:

                                Q398       Q399      YTD98      YTD99
Total Net Revenues            $ 4,483    $ 6,242    $10,400    $17,447
Loss before Income taxes       (1,224)    (1,755)    (4,655)    (5,291)

         Odetics net sales and contract revenues, net of the results reported for Iteris, Inc., decreased $2.3 million, or 14.8% in the third quarter ended December 31, 1999 compared to the third quarter ended December 31, 1998. For the nine months ended December 31, 1999, net sales and contract revenues decreased $7.3 million, or 14.1% compared to the comparable nine month period of the previous year. As previously discussed, Odetics experienced decreased sales for both the quarter and nine month periods in its Video Products and Telecom Products segments. Odetics gross profits on sales, net of the results reported for Iteris, Inc., decreased in the third quarter and the nine months ended December 31, 1999 compared to the previous year's third quarter reflecting lower sales levels and higher unabsorbed manufacturing costs in the Video Products and Telecom Products segments. Odetics loss before income taxes, net of the results reported of Iteris, Inc. and the royalty income provided by the settlement with Storage Technology Corporation, increased $6.8 million, to $9.4 million in the third quarter ended December 31, 1999 compared to the third quarter ended December 31, 1998. For the nine months ended December 31, 1999, loss before income taxes increased $12.9 million, to $21.5 million compared to the nine months ended December 31, 1998. The increase in the loss before income taxes for Odetics, in the three and nine month periods ended December 31, 1999 principally reflects the effect of increased spending for Research and Development and increased Sales and Marketing expenses in its Video Products and Telecom Products segments.

         Interest Expense, Net. Interest Expense, Net reflects interest income and interest expense as follows:

                                            Three Months      Nine Months
                                                  Ended December 31
                                                  -----------------
                                            1998    1999     1998      1999
                                            ----    ----     ----      ----

                                                        (in thousands)

                Interest Expense            $445    $454     $1,474    $1,821
                Interest Income             $  0    $  0     $  195    $    0
                                            ----    ----     -------   ------
                Interest Expense, Net       $445    $454     $1,279    $1,821
                                            ====    ====     ======    ======


         Interest expense primarily reflects interest on Odetics' line of credit borrowings and mortgage interest. Interest income in the nine months ended December 31,1998 was derived from a note receivable due to Odetics from ATL Products Inc., its previously owned subsidiary. The note was repaid in full in July 1998. The increase in interest expense for the nine month period ended December 31, 1999 compared to the prior fiscal year reflects an increase in the Odetics' average outstanding borrowings on its line of credit facility.

         Income Taxes.

         On October 11, 1999, Odetics settled its litigation with Storage Technology Corporation through an agreement for Storage Technology Corporation to pay royalties to Odetics of $100 million. Odetics realized royalty income of approximately $38 million in the quarter ended December 31, 1999 as a result of the settlement, and expects to realize additional royalty income of $10 million in each of the quarters ended September 30, 2000 and 2001. As a result of the $38 million in royalty income, Odetics recorded tax expense of $6.6 million in the three and nine month periods ended December 31, 1999.

Liquidity and Capital Resources

           For the nine months ended December 31, 1999, Odetics' earnings before interest, taxes, depreciation, and amortization were $18.0 million, and cash provided by operating activities was $13.3 million. Odetics used $1.9 million of cash for purchases of property, plant, and equipment in the nine months ended December 31, 1999.

         On October 11, 1999, Odetics settled litigation with Storage Technology Corporation in exchange for license fees of $100 million, $80 million of which was paid the day of the settlement. The initial payment of $80 million resulted in cash proceeds to Odetics, net of expenses and fees, of approximately $38.4 million. Odetics used a portion of the proceeds to retire its outstanding borrowings on its line of credit with Transamerica Business Credit and to reduce its trade accounts payables, and has retained the balance of the funds to support general working capital requirements. Under the terms of the settlement agreement, Odetics will receive two additional payments of $10 million each in September of 2000 and 2001.

   Odetics has a line of credit relationship with Transamerica Business
Credit for a $17.0 million line of credit providing for borrowings at prime plus 2.0%(10.5 at December 31, 1999). At December 31, 1999, Odetics had no borrowings outstanding on its line of credit. All of Odetics' future borrowings under this line of credit are secured by substantially all of its assets.

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

Year 2000 Compliance

         In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $500,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 RISK FACTORS

         At December 31, 1999, Odetics had approximately $6.5 million in cash and cash equivalents, approximately $6.3 of which were invested in short-term interest bearing securities. Our short-term interest bearing securities are subject to interest rate fluctuations and an increase in interest rates could adversely affect the market value of these securities. Changes in market value of short-term interest bearing securities will not be material due to the short-term nature of such securities. Odetics does not use derivative financial instruments in its investment portfolio to manage interest risks.

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

         We have experienced substantial losses and expect future losses. We incurred losses from operations of $10.7 million for the three months ended December 31, 1999 and net losses of $20.1 million for the year ended March 31, 1999. We may not be able to achieve profitability on a quarterly or annual basis in the future. Recent revenue growth also may not be sustainable and may not be indicative of future operating results. Most of our expenses are fixed over the short term, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business units. As a result, we may continue to experience losses, which could cause the market price of our common stock to decline.

         Our incubator strategy is expensive and may not be successful. We have initiated a business strategy called our incubator strategy, which is expensive and highly risky. The goal of this strategy is to nurture and develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for each of our unit, sufficient to allow the unit to function as an independent public company. We expect to continue to invest heavily in the development of our business units with the goal of conducting additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete an initial public offering of any of our business units and spin-off our interest to our stockholders will depend upon many factors, including:

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

     .   Successful execution of our incubator strategy

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

    We depend on government contracts and subcontracts and face additional risks related to fixed price contracts. Over one half of the sales by our subsidiary, ITERIS Inc., and a portion of our sales by our Communications division were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 16% of our net sales and contract revenues for the year ended March 31, 1999 and approximately 23% for the six months ended December 31, 1999. We expect revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

         The trading price of our common stock is volatile. The trading price of our common stock is subject to wide fluctuations. We may not be able to increase or sustain the current market price of our common stock in the future. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

         The stock market in general has experienced volatility, which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

         We are controlled by certain of our officers and directors. As of December 31, 1999, our officers and directors beneficially owned approximately 29% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

         In March 1998, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. In the event a third party acquires more than 15% of the outstanding voting control of Odetics or 15% of our outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing Odetics. The mere existence of the stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

         In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $500,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

   Dated:  February 14, 1999