Form 10-K
period 2000-03-31
ODETICS INC
filed 2000-06-29
CIK 350868

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ----------------
                                   FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

     Based on the closing sale price on Nasdaq National Market on June 26, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $91,597,073. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Odetics has two classes of common stock outstanding, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A common stock entitles its holder to one-tenth of one vote per share and each share of Class B common stock entitles its holder to one vote per share. As of June 26, 2000, there were 8,204,351 shares of Class A common stock and 1,051,541 shares of Class B common stock outstanding. Unless otherwise indicated, all references to common stock shall collectively refer to the Class A common stock and the Class B common stock

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of the stockholders scheduled to be held on September 8, 2000.

--------------------------------------------------------------------------------

                                 ODETICS, INC.


                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    PART I

ITEM 1.      BUSINESS........................................................  1
ITEM 2.      PROPERTIES...................................................... 20
ITEM 3.      LEGAL PROCEEDINGS............................................... 20
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 20

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS......................................................... 21
ITEM 6.      SELECTED FINANCIAL DATA......................................... 23
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................... 25
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....... 31
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 32
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................ 32

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 32
ITEM 11.     EXECUTIVE COMPENSATION.......................................... 32
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 32
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 32

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K........................................................ 33

Note: When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statement. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which affect our business, including the risk factors set forth at the end of Part I, Item 1 of this report and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

General

     Odetics, Inc. was founded in 1969 to supply digital recorders for use in the United States space program. We pioneered new designs and standards for digital magnetic tape recorders offering high reliability and enhanced performance in the adverse environment attendant to space flight. In the 1970s, we broadened our information automation product line to include time-lapse videocassette recorders for commercial and industrial security and surveillance applications, and entered the business of manufacturing telecom network synchronization products. Through our Gyyr division, we became a leading supplier of time-lapse videotape cassette recorders, digital image processing modules and related products used in security and surveillance systems. We incorporated our Gyyr division in 1997, forming a wholly-owned subsidiary, Gyyr, Inc. In October 1997, we expanded Gyyr by acquiring Intelligent Controls Inc., a manufacturer of access control products specializing in PC based, remote site and fiber optic communications. In December 1999, we acquired the Security Products Division of Digital Systems Processing, Inc., which expanded our product line to include digital time-lapse recording based on hard disk drive technology.

     We manufactured telecom synchronization products in our Communications division beginning in the late 1970s. We incorporated our Communications division in fiscal 1999 as our wholly-owned subsidiary, Zyfer, Inc., as part of our business expansion to develop products for secured communications over the Internet.

     Leveraging our expertise in video image processing, we entered into the intelligent transportation system ("ITS") business with the introduction of a video-based vehicle detection system in 1993. In June 1997, we acquired certain assets comprising the Transportation Systems business from Rockwell International, creating our ITS division, which expanded our offerings to include advanced traffic management systems and advanced traveler information systems. We incorporated our ITS division in 1998 as Odetics ITS, Inc. In October 1998, we broadened our systems offerings by acquiring Meyer, Mohaddes Associates, Inc., which currently operates as a subsidiary of Odetics ITS. In January 2000, we reincorporated Odetics ITS in Delaware and changed its name to Iteris, Inc.

     In the early 1980s, we set out to develop the technical expertise to apply automation to new commercial applications and established our Odetics Broadcast division. We incorporated our Odetics Broadcast division in 1999 as Broadcast, Inc. Broadcast develops and manufactures broadcast automation control systems and pioneered the use of video tape libraries in broadcast television stations and satellite uplink operations. The success of our video tape libraries led us to pursue new applications for information automation technologies. In 1991, we introduced an automated tape handling subsystem for integration into tape libraries designed for midrange computers and client/server networks. In January 1993, we formed a separate subsidiary, ATL Products, Inc., to pursue the market for automated tape libraries. In March 1997, ATL completed an initial public offering of 1,650,000 shares of its Class A common stock. We distributed our remaining 82.9% interest in ATL to our stockholders in a tax-free distribution in October 1997.

     Today, Odetics serves as an incubator of high technology companies, each with its own marketplace, customers and products. These operations share a common corporate overhead for support for facilities, human resources, benefits and certain accounting, finance and executive management services. We are pursuing our incubator business strategy to nurture and develop each of these operations with the ultimate goal of achieving a tax-free spin-off of each entity to our stockholders. In October 1999, we received a determination letter from the Internal Revenue Service to confirm the tax-free status of our proposed spin-off of Gyyr, Broadcast and Iteris. To date, we have not spun-off any of the entities for which we have received determination letters. Subject to favorable market conditions, it is still our intention to move forward with the proposed spin-offs.

     We currently define our business segments as video products, telecom products and ITS. Our video products segment includes our Broadcast subsidiary and our Gyyr subsidiary. Our telecom products segment includes our Zyfer subsidiary and our Mariner Networks subsidiary. Our ITS segment consists of our Iteris subsidiary. For more information concerning our business segments, please see Note 13 of Notes to Consolidated Financial Statements.

Video Products

     Broadcast, Inc.

     Broadcast develops systems to automate the storage and scheduling of commercials, news stories and other television programming recorded on videotape and video server storage systems. We believe that enhanced operational efficiencies are a principal factor underlying the automation of broadcast television stations and satellite uplink operations as the industry transitions to digital television. Broadcast is developing proprietary software solutions for broadband video content management and delivery to serve broadcast and cable operations as well as broadband Internet.

     The earliest commercial success for Broadcast came from the manufacture of video tape libraries. The video tape library market has experienced a trend toward smaller libraries, coupled with digital hard disk recording devices. To address this market, we introduced the TCS45 tape library, which incorporates highly integrated caching systems. The TCS45 can be coupled with hard drive recorders available from several recognized suppliers to the broadcast community. As a result of the industry's transition to digital television and high definition content origination, we continue to see strong demand for tape libraries. We offer software to form powerful integrated systems, including our AIRO(TM) and Microstation(TM) automation products. Our Roswell(TM) facility management system is designed for enterprise automation of operations at television broadcast facilities. Multi-channel presentation systems, which integrate the complete line of our hardware with commonly available broadcast quality video disk recorders, are quickly becoming the core business of Broadcast. Broadcast is focused on video asset management including desktop video browsing using a network PC architecture, which can be extended to wide area network applications and Internet applications.

     Sales, Marketing and Principal Customers. Broadcast sells directly to broadcast television stations, satellite uplink operations, and other broadcast television and cable television system operators. The sales and marketing management for Broadcast is located at our principal facilities in Anaheim, California. Broadcast maintains a dedicated field sales force of five persons operating in five U.S. sales regions and Canada, and a sales manager for Latin America. The European sales and marketing activities for Broadcast are conducted and managed by Odetics Europe Limited, a wholly-owned United Kingdom subsidiary of Odetics. Odetics Asia Pacific Pte. Ltd., Odetics' wholly-owned subsidiary located in Singapore, conducts Asian sales and marketing activities for Broadcast. Broadcast also utilizes additional independent representative organizations to promote its products in various other foreign markets.

     The customers of Broadcast include major television networks such as Fox, the Canadian Broadcasting Corporation, CNBC, Euronews, Televisa, Measat Broadcast Network Systems, NBC, the PBS Network, Group W Satellite Communications (for the Arts & Entertainment Network and the Discovery Channel), Asia Broadcast Centre, Univision and over 100 independent and network-affiliated television stations. Broadcast currently has systems installed in over 40 countries.

     Manufacturing and Materials. Broadcast maintains a dedicated manufacturing operation located within our Anaheim, California facilities. Our AIRO products are serviced primarily in a facility located in Austin, Texas. At our Anaheim facility, Broadcast maintains infrastructure to support production and inventory control, purchasing, quality assurance, manufacturing and engineering.

     Broadcast purchases video servers from Grass Valley Group, Leitch and Pinnacle Systems and video switching, conversion and monitoring equipment from Grass Valley Group and Leitch for installation in our automated video management systems. Broadcast also purchases cabinets and other fabricated parts and components from other third party suppliers.

     Gyyr, Inc.

     Gyyr produces analog and digital video products and access control systems that meet the security and surveillance needs for a variety of markets including banking, commercial/industrial and retail. Gyyr's time-lapse VCRs are installed in automated teller machines and retail point of sale systems to record transaction information in an effort to deter and address incidents of theft and other crimes. Gyyr's access control systems offer managed access and monitoring of public, private and high security facilities. Customer demand for more sophisticated capabilities and integration due to digital technology has also contributed to the recent growth in the market for Gyyr's products. Gyyr's strategy is to provide complete software-based system integration of digital security devices over the Internet. Recent additions to Gyyr's product offerings include network and Internet-based video and device control, intelligent dome cameras, video multiplexing and digital recording. In December 1999, we expanded our product line to include the DVMS family of digital time-lapse recorders based on hard disk drive architecture. This product line expansion was the result of our acquisition of the Security Products Division of Digital Systems Processing, Inc. We sell our products as individual devices as well as components of fully-integrated network security control systems.

     Sales, Marketing and Principal Customers. Gyyr markets and sells its products through three established channels: OEMs, independent distributors and system integrators. Gyyr personnel located at our principal facilities and sales offices throughout the world oversee approximately 1,000 of these channel partners. Gyyr has a business development and service organization located at our Odetics Europe Limited subsidiary. Through January 2000, Odetics Europe Limited assisted Gyyr with management in the development of European, Middle East and African markets. Commencing in January 2000, Gyyr formed Gyyr Europe Limited to succeed Odetics Europe Limited in its support services. Through September 1999, Gyyr utilized Odetics Asia Pacific Pte. Ltd. to assist in sales to the Asian markets. Commencing in October 1999, Gyyr consolidated its Asian sales and marketing activities into its Anaheim, California facilities. Gyyr's principal customers include major security equipment companies such as Diebold, Inc., ADT Security Systems, Inc., Honeywell, Inc., Mosler, Inc., Hamilton Safe and ADI.

     Manufacturing and Materials. Gyyr maintains a dedicated manufacturing area located within our principal facilities in Anaheim, California. Gyyr primarily uses continuous demand flow techniques in its assembly lines. Gyyr maintains infrastructure to support production and inventory control, purchasing, quality assurance and manufacturing engineering.

     Gyyr purchases VCRs modified to our specifications exclusively through Nissei Sangyo America, the United States distribution affiliate of Hitachi, Ltd., into which we incorporate certain value-added features. As a result of its reliance on Hitachi, Ltd, Gyyr is vulnerable to Hitachi's actions, which might necessitate changes in the design or manufacturing of Gyyr's products. While other suppliers are available who can manufacture VCRs suitable for use in Gyyr's products, we would be required to make changes in our product design or manufacturing methods to accommodate other VCRs, and Gyyr could experience delays or interruptions in supply while these changes are incorporated or a new supplier is procured.

Telecom Products

     Zyfer, Inc.

     We incorporated our Communications division in 1999 as Zyfer, Inc. Zyfer develops and manufactures telecom network synchronization products and provides service support for space borne digital data recorders. Our telecom network synchronization products synchronize communications for data security, timing networks and wireless communications systems. These products are based on GPS and oscillator technologies and are sold for new applications in wireless networks and satellite communications for both commercial and government customers. Significant customers of Zyfer include LGIC of Korea, and the U.S. government. See "Risk Factors--Our Operating Results Have Been Adversely Affected by the Asian Economic Crisis."

     Zyfer has developed a new class of encryption products for securing enterprise wide communications. These products provide transparent security to users and system administrators. Transparency results from the elimination of traditional key exchange and key management requirements and from our ability to encrypt and decrypt at high data rates.

     Zyfer also provides service support for space borne digital data recorders that are used in manned and unmanned space vehicles to store data gathered by onboard sensors prior to transmission of the data to ground receiving stations. These recorders are employed in satellite programs for space research, earth resource and environmental observation and weather monitoring, as well as global surveillance and classified government programs.

     Sales, Marketing and Principal Customers. Zyfer conducts its selling and marketing activities worldwide directly from our principal facilities in Anaheim, California. Zyfer sells its telecom synchronization products primarily through manufacturers' representatives.

     Manufacturing and Materials. Zyfer manufactures its telecom synchronization products to best commercial practices and is ISO certified. Most of the manufacturing processes consist of final assembly and test. We outsource board assembly and some preliminary fabrication processes.

     Mariner Networks, Inc.

     Mariner Networks, Inc. has developed and will manufacture a family of broadband integrated access devices that enable branch offices to cost effectively combine their separate voice, video and data networks onto a single wide area transport network. The Dexter(R) product family provides wire speed transport of most data traffic types. Mariner Networks' products include ATM subsystems, Frame Relay-to-ATM networking components and systems, and ATM wide area network access concentrators for handling intranet, data, voice and video traffic.

     Sales, Marketing and Principal Customers. Mariner Networks sells its products through OEMs and resellers in North America and in Europe. Mariner Networks maintains sales offices at our facilities in the United States in Anaheim, California and at Odetics Europe Limited in the United Kingdom.

     Manufacturing and Materials. Mariner Networks' manufacturing processes are ISO 9000 certified and consist primarily of final assembly and test. Mariner Networks currently outsources circuit board assembly and some fabrication processes.

ITS Products

     Iteris, Inc.

     Iteris, Inc. designs, develops, markets and implements software based solutions that improve the safety and efficiency of vehicle transportation. Using its proprietary software and

ITS industry expertise, Iteris provides video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. Iteris uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Our knowledge of the ITS industry enables Iteris to design and implement transportation solutions that help public agencies reduce traffic congestion and provide greater access to traveler information.

     Iteris' proprietary image recognition systems include AutoVue and Vantage. AutoVue is a small windshield mounted sensor that utilizes proprietary software to detect and warn drivers of unintended lane departures. Through new software development, Iteris is expanding the AutoVue platform to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

     Iteris, Inc. designs, develops and implements software based systems that integrate sensors, video surveillance, computers and advanced communications equipment enabling public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions and alternative routes.

     Sales, Marketing and Principal Customers. Iteris markets and sells its transportation management systems and services directly to government agencies pursuant to negotiated contracts which involve competitive bidding and specific qualification requirements. Sales of Iteris' systems generally involve long lead times and require extensive specification development, evaluation and price negotiations.

     Iteris sells its Vantage vehicle detection systems primarily through indirect sales channels comprised of independent dealers in the United States and Canada who sell integrated solutions and related products to the traffic intersection market. The independent dealers for Iteris are primarily responsible for sales, installation and support of Vantage systems. These dealers maintain an inventory of demonstration traffic products including the Vantage vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. Iteris holds technical training classes for our dealers and maintains a full-time staff of customer support technicians to provide technical assistance when needed.

     The marketing strategy for AutoVue is to establish it as the leading platform for in vehicle video sensing for trucks and passenger cars. AutoVue is sold directly by Iteris to vehicle manufacturers. Iteris currently has a direct sales force of three product managers, and intends to expand its sales force in the future to include engineers and product managers who will be responsible for sales and customer service to specific vehicle manufacturers. Since its target customer base is well known, Iteris currently does not plan to engage in large scale marketing campaigns.

     Manufacturing and Materials. Iteris designs, assembles and tests the components of its Vantage systems in approximately 5,000 square feet of space at our Anaheim facility. Production equipment consists of assembly lines and test apparatus for final assembly and testing of the manufactured product.
Production volume is based upon quarterly forecasts that Iteris readjusts on a monthly basis to control inventory. Iteris subcontracts the manufacture of its AutoVue systems to two manufacturers. We anticipate these manufacturers will be able to produce unit volume sufficient to support sales to heavy truck manufacturers. Iteris intends to engage additional manufacturers with expertise in high volume production to produce higher volumes for light and medium trucks and passenger cars. Iteris does not manufacture any of the hardware used in the transportation management and traveler information systems that it designs and implements. The production facility for Iteris is ISO 9001 certified.

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

Backlog

     Our backlog of unfulfilled firm orders was approximately $27.3 million as of March 31, 2000 and approximately $22.0 million as of March 31, 1999. Approximately 82% of our backlog at March 31, 1999 was recognized as revenues in fiscal 2000, and approximately 68% of our backlog at March 31, 2000 is expected to be recognized as revenues in fiscal 2001. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

     Each of our business units directs and staffs its own product development activities. Our businesses require substantial ongoing research and development expenditures and other product development activities. Our company-sponsored research and development costs and expenses were approximately $9.3 million in fiscal 1998, $11.2 million in fiscal 1999 and $16.9 in fiscal 2000. We expect to continue to pursue significant product development programs and incur significant research and development expenditures in each of our business units.

Competition

     Our business units generally face significant competition in each of their respective markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

     Broadcast's primary competitors include Sony, Panasonic, Louth and Pro-bel. Sony and Panasonic are large, international suppliers of extensive professional quality products, including video tape libraries, for the broadcast television market. Louth and Probel principally provide automation control for video libraries and disk recorders. Broadcast's systems compete primarily in the arena of facility management and enterprise wide automation. We believe that the capability of our systems to integrate the broadcast station business systems acquisition processes, storage devices and presentation devices under a relational data base management system represents a unique and differentiable capability.

     As Gyyr expands its product base from time-lapse VCRs to providing integrated security systems in CCTV and electronic access control, it will compete with a broader set of companies. Major Japanese competitors in Gyyr's legacy tape-based time-lapse VCR business include Panasonic, Toshiba, Sony, Sanyo, Mitsubishi and JVC. Gyyr also competes with large systems suppliers including Sensormatic, Honeywell, Pelco, Ultrak, Ademco and Vicon. In the sale of access control systems, Gyyr principally competes with Casi-Rusco, Checkpoint, Cardkey and Lenel. Gyyr generally competes based upon its strength in the integration of its various component products into systems that provide complete solutions through the use of advanced software and networking technologies.

     Zyfer's primary competition for network synchronization products is Datum, Inc. and TrueTime Inc. Zyfer anticipates that its competition for encryption products for secured communications will include Zyling Corporation, Rainbow Technologies, Inc. and Redcreek Communications Inc.

     For its integrated access devices, Mariner Networks' principal competition includes networking vendors Vina Technologies, Sonoma Systems and Accelerated Networks.

     While we believe that AutoVue is the only commercially-available lane departure warning system, potential competitors including Delphi Automotive Systems Corporation domestically and NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch Gmbh in Europe are currently developing video sensor technology for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, we compete with both manufacturers of "above ground" video camera detection systems, such as Econolite Control Products, Inc. and the Peek Traffic Systems division of Thermo Electron Corporation, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

     The transportation management and traveler information systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Iteris' competitors vary in number, scope and breadth of the products and services they offer. Iteris' competitors in advanced transportation management and traveler information systems include corporations such as TRW, Inc., Transcore, Lockheed Martin Corporation, PB Farradyne Inc., Kimley-Horn and Associates, Inc. and National Engineering Technology, Inc. Iteris' competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc. and Parsons Transportation Group Inc., as well as many regional engineering firms.

     In general, the markets for the products and services offered by our businesses are highly competitive and are characterized by rapidly changing technology and evolving standards. We believe that our ability to compete effectively in our target markets depends on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price, and service and technical support. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, manufacturing, distribution and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging standards or technologies or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets would have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

     Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed each of our business units. We currently hold a number of United States and foreign patents and trademarks, which will expire at various dates commencing in 2004. We also have pending a number of United States and foreign patent applications relating to certain of our products; however, we cannot be certain that any patents will be granted pursuant to these applications.

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

     Litigation has been necessary in the past and may be necessary in the future to enforce our proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend us against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, as well as from the diversion of management's resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition and results of operations.

Employees

     We refer to our employees as associates. As of June 23, 2000, we employed 569 associates, including 113 associates in general management, administration and finance; 82 associates in sales and marketing; 196 associates in product development; 124 associates in operations, manufacturing and quality; and 54 associates in customer service. None of our associates are represented by a labor union and we have not experienced a work stoppage.

     We provide centralized support for human resources management for each of our business units and subsidiaries. These services include recruiting, administration and outplacement.

Government Regulation

     Our manufacturing operations are subject to various federal, state and local laws, including those restricting the discharge of materials into the environment. We are not involved in any pending or threatened proceedings which would require curtailment of our operations because of such regulations. We continue to expend funds in connection with our compliance with applicable environmental regulations. These expenditures have not, however, been significant in the past, and we do not expect any significant expenditures in the near future.

     From time to time, a portion of our work relating to digital data recorders may constitute classified United States government information or may be used in classified programs of the United States Government. For this purpose, we possess certain relevant security clearances. Our affected facilities and operations are also subject to security regulations of the United States Government. We believe we are currently in full compliance with these regulations.


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

     In addition, our sales in any quarter may consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders may impact our quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could seriously harm our business, financial condition and results of operations.

     Because of the factors listed above and other risks discussed in this report, our future operating results could be below the expectations of securities analysts and/or investors. If that happens, the trading price of our common stock could be adversely affected.

     We Have Experienced Substantial Losses and Expect Future Losses. We have experienced substantial operating losses of $38.7 million for the year ended March 31, 2000 and $18.3 million for the year ended March 31, 1999. We may not be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business units. As a result, we may continue to experience losses which could cause the market price of our common stock to decline.

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

     . the overall performance and results of operations of the particular businesa unit;

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

     . the current tax treatment of spin-off transactions and our ability to obtain favorable determination letters from the Internal Revenue Service; and

     . general economic and market conditions, including the receptivity of the stock markets to initial public offerings.

     We may not be able to complete a successful initial public offering or spin-off of any of our divisions in the near future, or at all. During fiscal 2000, we attempted to complete the initial public offering of Iteris. We aborted the offering due to adverse market conditions. Even if we do complete additional public offerings, we may decide not to spin-off a particular business unit, or to delay the spin-off until a later date.

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

     We believe that we must continue to make substantial investments to support ongoing research and development in order to remain competitive. In particular, we will need to modify certain of our products to accommodate the anticipated deployment of digital television and the corresponding phase-out of analog transmissions. We will also have to continue to develop and introduce new products that incorporate the latest technological advancements in hardware, storage media, operating system software and applications software in response to evolving customer requirements. Our recent shift towards providing more software solutions may create additional challenges for us, particularly in Broadcast. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements.

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

     .  Bowser, our visual asset manager;

     .  MicroStation, our integrated disk recorder and automation system;

     .  Vortex, our high performance dome product;

     .  Digi Scan Pro, our advanced digital multiplexer;

     .  DVMS, our family of digital time-lapse recorders;

     . Vantage One and Vantage Edge, our single camera traffic detection systems;

     .  AutoVue, our lane departure warning system; and

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

     We currently anticipate that we will outsource the manufacture of our AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

     We May Need Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us. We raised approximately $7.3 million in a private placement of Odetics Class A common stock in December 1998 and approximately $2.0 million in March 1999. We raised $5.0 million through the sale of an option on our principal Anaheim facility in July 1999. In addition, we raised $3.75 million through the issuance of debt to Daimler Chrysler Ventures, which is convertible into 2.5% of the equity securities of Iteris. We may need to raise additional capital in the near future, either through additional bank borrowings or other debt or equity financings. Our capital requirements will depend on many factors, including:

     .  market acceptance of our products;

     . increased research and development funding, and required investments in our divisions;

     .  increased sales and marketing expenses;

     . potential acquisitions of businesses and product lines; and additional working capital needs.

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

     We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International product sales represented approximately 19% of our total net sales and contract revenues for the fiscal year ended March 31, 2000, approximately 27% for the fiscal year ended March 31, 1999 and approximately 34% for the fiscal year ended March 31, 1998. International business operations are subject to inherent risks, including, among others:

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

     Our Operating Results Have Been Adversely Affected by the Asian Economic Crisis. Our telecommunications products are sold principally to LGIC of Korea. As a result of economic instability in Asia, particularly in Korea, our sales in this region declined over 60% in fiscal year 1999 as compared to fiscal 1998. While sales to LGIC in fiscal 2000 increased, the aggregate sales to LGIC in fiscal 2000 were still significantly below fiscal 1998 sales. It is possible that these sales could be further impacted by the currency devaluations and related economic problems in this region, and sales in this region could continue to decline.

     We Need to Manage Growth and the Integration of Our Acquisitions. Over the past three years, we have significantly expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation, certain assets of the Transportation Systems business of Rockwell International, and the Security Products Division of Digital Systems Processing, Inc. A key element of our business strategy involves expansion through the acquisition of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

     We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris, a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 23% of our total net sales and contract revenues for the year ended March 31, 2000. We expect revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

     The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. We may not be able to increase or sustain the current market price of our common stock in the future. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

     We Are Controlled by Certain of Our Officers and Directors. As of March 31, 2000, our officers and directors beneficially owned approximately 29% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 2.  PROPERTIES.

     Our headquarters and principal operations are located in Anaheim, California. In 1984, we purchased and renovated a three building complex containing approximately 257,900 square feet situated on approximately 14 acres adjacent to the Interstate 5 freeway, one block from Disneyland. Our facilities house our corporate and administrative offices (approximately 43,600 dedicated square feet), as well as the operations of Gyyr and Broadcast, (approximately 113,400 dedicated square feet), Zyfer (approximately 56,300 dedicated square feet), Mariner Networks (approximately 20,600 dedicated square feet) and Iteris (approximately 24,000 dedicated square feet).

     Zyfer leases approximately 4,500 square feet of space in a manufacturing facility located in El Paso, Texas. Broadcast leases approximately 5,000 square feet in Austin, Texas primarily for service and sales support. Odetics Europe Limited's offices are located in leased space near London, England. Odetics Asia Pacific Pte. Ltd. offices are located in leased space in Singapore. Iteris leases seven office suites representing an aggregate of approximately 25,000 square feet within the United States for its support staff and development teams.

     We currently operate a single shift in each of our manufacturing and assembly facilities, and we believe that our facilities are adequate for our current needs and for possible future growth. We may, however, elect to expand or relocate its offices and facilities in the future.

ITEM 3.  LEGAL PROCEEDINGS.

     We brought an action against Storage Technology Corporation, commonly known as StorageTek, in the Eastern District Court of Virginia alleging that StorageTek had infringed our patent covering robotics tape cassette handling systems (United States Patent No. 4,779,151). StorageTek counterclaimed alleging that we infringed several of StorageTek's patents. Prior to trial, the court dismissed two of the infringement claims against us and the third claim was dismissed upon resolution between the parties. In October 1999, we entered into a settlement agreement with StorageTek pursuant to which we granted them a non-exclusive license of this patent and released StorageTek from past infringement and all claims to civil actions. In exchange for settlement, we received total consideration of $100 million, of which $80 million was paid during the fiscal year ended March 31, 2000, and $10 million was to be paid in each of fiscal years ending March 31, 2001 and 2002. The initial cash payment of $80 million resulted in cash proceeds to us, net of expenses and fees, of approximately $38.4 million. In June 2000, we amended the settlement agreement with StorageTek to provide for the acceleration of the $10 million payments. Under the terms of the amendment, StorageTek paid us $17.8 million immediately in full settlement of the $20 million otherwise due to us to complete the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Class A common stock and Class B common stock are traded on the Nasdaq National Market under the symbols "ODETA" and "ODETB," respectively. The following table sets forth for the fiscal periods indicated the high and low sales prices for the Class A common stock and Class B common stock as reported by the Nasdaq National Market:

                                                   Class A               Class B
                                                Common Stock          Common Stock
                                              -----------------    -----------------
                                                High       Low       High      Low
                                              --------   ------    -------   -------
Fiscal Year Ended March 31, 1999
  First Quarter.............................   $ 17 1/8   $ 8 3/8    $    17   $    9
  Second Quarter............................     13 5/8     4 5/8     14 1/4        5
  Third Quarter.............................      8 3/4    4 1/16      9 5/8        4
  Fourth Quarter............................     10 5/8    7 1/16     10 3/4    7 3/8

Fiscal Year Ended March 31, 2000
  First Quarter.............................     10 1/4     7 5/8     10 5/8    8 1/4
  Second Quarter............................         13     9 1/8     12 1/8    9 1/8
  Third Quarter.............................     15 1/2    10 1/8     15 5/8   10 3/8
  Fourth Quarter............................     29 7/16       12     29 5/8       13

Fiscal Year Ending March 31, 2001
  First Quarter (through June 26, 2000).....         15     8 7/8     14 1/2       10

     As of June 26, 2000, we had 627 holders of record of Class A common stock and 141 holders of record of Class B common stock according to information furnished by our transfer agent.

     Dividend Policy

     Pursuant to the terms of our Loan and Security Agreement with our lender, we are prohibited from paying any dividends on our common stock without our lender's consent. We have never paid or declared cash dividends on either class of our common stock, and have no current plans to pay such dividends in the foreseeable future. We currently intend to retain any earnings for working capital and general corporate purposes. The payment of any future dividends will be at the discretion of our Board of Directors, and will depend upon a number of factors, including, but not limited to, future earnings, the success of our business, activities, our capital requirements, our general financial condition and future prospects, general business conditions, the consent of our lender and such other factors as the Board may deem relevant.

     Recent Sales of Unregistered Securities

     During the last fiscal year, we have sold and issued the following unregistered securities:

     In October, 1998, Iteris acquired Meyer, Mohaddes Associates, Inc. in exchange for 55,245 shares of our Class A common stock. Pursuant to the terms of the merger agreement, we issued an aggregate of 46,726 additional shares of our Class A Common Stock in fiscal 1999 and an additional 20,181 shares of our Class A Common Stock in April 2000 to the four former shareholders of Meyer, Mohaddes as a penalty for not completing the initial public offering of Iteris.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data with respect to our consolidated statement of operations for each of the five fiscal years in the period ended March 31, 2000 and the consolidated balance sheet data at March 31, 1996, 1997, 1998, 1999 and 2000 are derived from our audited consolidated financial statements. The consolidated financial statements for the fiscal years ended March 31, 1996 and 1997 and our consolidated balance sheet at March 31, 1996, 1997 and 1998 are not included in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

                                           Fiscal Year Ended March 31,
                                --------------------------------------------------
                                 1996       1997      1998       1999       2000
                                -------   -------   --------   --------   --------
                                      (in thousands, except per share data)

Consolidated Statement of
Operations Data:
Net sales...................... $65,056   $71,748   $ 79,552   $ 70,042   $ 62,041
Contract revenues..............  10,161     9,032     10,284     13,331     18,666
                                -------   -------   --------   --------   --------
Total net sales and contract
 revenues......................  75,217    80,780     89,836     83,373     80,707
Cost of sales..................  44,535    48,507     55,227     49,816     50,883
Cost of contract revenues......   4,374     4,907      6,430      9,007     13,431
Selling, general and
 administrative expense........  15,620    19,831     26,010     31,670     38,173
Research and development
 expenses......................   5,242     7,734      9,271     11,191     16,888
In process research and
 development...................      --        --      2,106         --         --
Restructuring charge...........      --        --      1,716         --         --
                                -------   -------   --------   --------   --------
Income (loss) from operations..   5,446      (199)   (10,924)   (18,311)   (38,668)
Non-operating income (expense)
 Royalty income................      --        --         --         --     38,437
 Interest expense, net.........    (386)     (183)      (617)    (1,807)    (2,048)
                                -------   -------   --------   --------   --------
Income (loss) before taxes.....   5,060      (382)   (11,541)   (20,118)    (2,279)
Income taxes (benefit).........   1,418      (181)    (2,858)        --         --
                                -------   -------   --------   --------   --------
Income (loss) from
 continuing operations.........   3,642      (201)    (8,683)   (20,118)    (2,279)
Income (loss) from
 discontinued operations, net
 of income taxes...............  (1,189)    3,931      2,089         --         --
                                -------   -------   --------   --------   --------
Net income (loss).............. $ 2,453   $ 3,730   $ (6,594)  $(20,118)  $ (2,279)
                                =======   =======   ========   ========   ========
Diluted earnings (loss) per
 share(1):
Continuing operations.......... $  0.59   $ (0.03)  $  (1.26)  $  (2.57)  $  (0.25)
Discontinued operations........   (0.19)     0.62       0.31         --         --
                                -------   -------   --------   --------   --------
Earnings (loss) per share...... $  0.40   $  0.59   $  (0.95)  $  (2.57)  $  (0.25)
                                =======   =======   ========   ========   ========
Shares used in calculating
 diluted earnings (loss) per
 share.........................   6,179     6,299      6,912      7,820      9,089

_____________________________
(1) The earnings (loss) per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings per Share.

                                                      Fiscal Year Ended March 31,
                                          ---------------------------------------------------
                                            1996      1997      1998       1999        2000
                                          -------   -------   -------    --------    --------
Consolidated Balance Sheet Data:                            (in thousands)
Working capital........................   $20,610   $21,903   $19,996    $ 15,216    $ 12,855
Total assets...........................    73,013    85,805    88,790      81,355      81,850
Long-term debt (less current portion)..    22,019    11,860    21,000      19,962      11,666
Retained earnings (deficit)............     8,481    12,211    (3,795)    (23,913)    (26,192)
Total stockholders' equity.............    30,985    51,828    38,580      36,323      36,110

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                         As of March 31,
                                                   --------------------------
                                                    1998      1999     2000
                                                   -----     -----     -----

Net sales.......................................    88.6%     84.0%     76.9%
Contract revenues...............................    11.4      16.0      23.1
                                                   -----     -----     -----
Total net sales and contract revenues...........   100.0%    100.0%    100.0%
Cost of sales...................................    61.4      59.7      63.0
Cost of contract revenues.......................     7.2      10.8      16.6
Selling, general and administrative expenses....    29.0      38.0      47.3
Research and development expenses...............    10.3      13.4      20.9
In process research and development.............     2.3        --        --
Restructuring charge............................     1.9        --        --
                                                   -----     -----     -----
Loss from operations............................   (12.2)    (22.0)    (47.9)
Non-operating income (expense)
 Royalty income.................................      --        --      47.6
 Interest expense, net..........................    (0.7)     (2.1)     (2.5)
                                                   -----     -----     -----
Loss before taxes...............................   (12.9)    (24.1)     (2.8)
Income taxes (benefit)..........................    (3.2)       --        --
                                                   -----     -----     -----
Loss from continuing operations.................    (9.7)    (24.1)     (2.8)
Income from discontinued operations, net of
income taxes....................................     2.4        --        --
                                                   -----     -----     -----
Net loss........................................    (7.3)%   (24.1)%    (2.8)%
                                                   -----     -----     -----


     General. We define our business segments as video products, telecom products and ITS. The video products segment includes our wholly-owned subsidiaries, Broadcast, Inc. and Gyyr, Inc. The telecom products segment includes Zyfer, Inc., our wholly-owned subsidiary (formerly known as our Communications division) that manufactures timing and synchronization products, and Mariner Networks, Inc., our wholly-owned subsidiary. The ITS segment includes Odetics' 93% owned subsidiary, Iteris, Inc. On October 31, 1997, we completed the spin-off of our 82.9% interest in ATL Products, Inc. by distributing our 8,005,000 shares of Class A common stock to our stockholders of record on October 31, 1997. In connection with the spin-off, we restated our financial statements to reflect continuing and discontinued operations. Discontinued operations reflect our interest in the operations of ATL for all periods presented. All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as business units of Odetics prior to their incorporation.

     Net Sales and Contract Revenues. Net sales and contract revenues consist of
(i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space-borne recorders used for geographical information systems. Total net sales and contract revenues decreased 3.2% to $80.7 million for the fiscal year ended March 31, 2000 ("fiscal 2000") compared to $83.4 million for the fiscal year ended March 31, 1999 ("fiscal 1999"), and decreased 7.2% in fiscal 1999 from $89.8 million for the fiscal year ended March 31, 1998 ("fiscal 1998").

     Net Sales. Net sales decreased 11.4% to $62.0 million in fiscal 2000 compared to $70.0 million in fiscal 1999 as a result of declining sales in Broadcast, Mariner Networks and Gyyr. The decrease in Broadcast sales in fiscal 2000 reflects delays in the delivery of our Roswell facility management system. We believe that the Roswell system represents key enabling software that facilitates the sale of Broadcast systems. The decline in Mariner Networks' sales reflects the loss in August 1999 of IBM as a significant OEM customer of its Fraim Product family. Gyyr's revenues declined 6.1% in fiscal 2000 compared to fiscal 1999 primarily as a result of declining sales of its analog based time-lapse recorder product families. Gyyr has made substantial investments in expanding its product line to include a broad family of integrated security solutions, including the acquisition of a line of digital time-lapse recorders. This product line expansion was the result of our acquisition of the Security Products Division of Digital Systems Processing, Inc. Contributions of revenue in fiscal 2000 from the expanded product offerings were not significant enough to offset the declining revenues from analog-based time-lapse recorders.

     Net sales decreased 12.0% to $70.0 million in fiscal 1999 compared to $79.6 million in fiscal 1998 as a result of a 10.2% decrease in Gyyr's sales and a 58.6% decrease in Zypher's sales. The decrease in Gyyr's sales reflects reduced purchases by certain of its OEM customers who sell to the banking industry segment of the electronic security market. This market segment has undergone substantial consolidation in the current fiscal year that has negatively impacted demand for certain of our products including video multiplexers and time-lapse video tape decks. The decrease in sales in our telecom products segment reflects a decrease in sales by Zyfer of timing and synchronization products to LGIC of Korea, a significant customer. The decline in sales to this customer largely reflects adverse economic conditions in Asia. Sales by Iteris increased 360.0% in fiscal 1999 compared to fiscal 1998 partially offsetting the decline in sales of Gyyr and Zyfer. The increase in Iteris' sales was primarily the result of increasing market acceptance of our Vantage line of video-based traffic intersection control systems. We also experienced a 140% increase in Mariner Networks' sales in fiscal 1999 compared to fiscal 1998 primarily due to increased sales of network interface products. Sales of Mariner Networks products represented 2.0% of our total net sales and contract revenues in fiscal 1998 compared to 6.0% in fiscal 1999. During fiscal 1999, Broadcast sales were relatively flat compared to fiscal 1998.

     Contract Revenues. Contract revenues increased 40.0% to $18.7 million in fiscal 2000 compared to $13.3 million in fiscal 1999, and increased 29.6% in fiscal 1999 from $10.3 million in fiscal 1998. The growth in contract revenues in fiscal 2000 compared to fiscal 1999 primarily reflects increased contract volume in our Iteris subsidiary. During fiscal 1999, Iteris completed the acquisition of Meyer Mohaddes Associates, Inc. and the assets of Viggen Corporation. In fiscal 2000 compared to fiscal 1999, Iteris experienced a 59% growth in contract revenues in Meyer Mohaddes Associates Inc., a 34% growth in contact revenues related to its acquisition of Viggen's assets, and a 37% growth in its base business of contracts.

     Approximately one-half of the increase in contract revenues in fiscal 1999 compared to fiscal 1998 resulted from the acquisition of Meyer Mohaddes. The balance of the increase in contract revenues in fiscal 1999 represents overall increased contract volume in Iteris. The increases in Iteris' contract revenues in both fiscal 2000 and fiscal 1999 were offset by continued declines in contract revenues derived from the sale of space-borne recorders and related service and equipment to agencies of the United States Government. We have focused our recent contract procurement efforts on commercial markets and the markets for Iteris' products and services.

     Gross Profit. Total gross profit as a percent of net sales and contract revenues decreased to 20.3% in fiscal 2000, compared to 29.4% in fiscal 1999, and 31.4% in fiscal 1998. Gross profit as a percent of net sales decreased to 18.0% in fiscal 2000 compared to 28.9% in fiscal 1999. The decrease in gross profit as a percent of net sales reflects lower sales levels and higher unabsorbed manufacturing costs in Video Products and Telecom Products. Gross profit performance in fiscal 2000 was negatively impacted by pricing concessions to certain customers in our Broadcast business. During fiscal 2000 gross profit was impaired due to our adjustments to inventory reserves and capitalized software related to certain discontinued products and product options in our Mariner Networks, Broadcast and Gyyr businesses. As a result of increasing sales volume, we experienced improved gross profit performance during fiscal 2000 on sales of Vantage Product by our Iteris subsidiary.

     Gross profit as a percent of contract revenues decreased to 28.0% in fiscal 2000 compared to 32.4% in fiscal 1999. Contract revenue derived from our Iteris subsidiary comprised 83.5% of total contract revenue in fiscal 2000 compared to 64.9% of total contract revenue in fiscal 1999. Gross profit earned on Iteris' contracts activity is generally lower than gross profit historically earned by Odetics on other government contract activities.

     The decrease in gross profit in fiscal 1999 compared to fiscal 1998 reflects decreased gross profit performance in Broadcast and Zyfer. The decrease in gross profit in Broadcast resulted from an unfavorable sales mix of low margin product sales in the fourth quarter of fiscal 1999, in addition to an increase in charges for warranty liabilities that are included in cost of sales. Gross profit in Zyfer decreased from 46.5% of sales in fiscal 1998 to 36.7% of sales in fiscal 1999, as a result of the decline in sales to LGIC of Korea.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 20.5% to $38.2 million (or 47.2% of total net sales and contract revenues) in fiscal 2000 compared to $31.7 million (or 38.0% of total net sales and contract revenues) in fiscal 1999, and increased 21.8% in fiscal 1999 compared to $26.0 million (or 29.0% of total net sales and contract revenues) in fiscal 1998. During fiscal 2000, we increased expenditures for sales and marketing and general and administrative expenses in Mariner Networks, Iteris and Broadcast. Concurrent with the completion of development of Mariner Networks' Dexter product and its progression to beta testing, we began building additional sales and marketing and administrative functions to support anticipated revenue growth. During fiscal 2000, we attempted to execute a public offering of Iteris. As a result of the volatility of the public equity markets, we aborted the planned initial public offering and in May 2000, withdrew the Registration Statement on Form S-1. In preparation for the initial public offering of Iteris, we increased expenditures for sales and marketing and general and administrative expenses to enable Iteris to execute on its aggressive growth plans and to function as an independent public company. As part of the process of filing a Registration Statement on Form S-1 for Iteris with the Securities and Exchange Commission, we adjusted the amortization periods for goodwill that arose upon the acquisition of the assets of the Transportation Systems business of Rockwell, and Meyer, Mohaddes Associates, Inc. The effect of the adjustment was an incremental charge to amortization expense of $887,000 during fiscal 2000. Iteris also experienced increased sales and marketing, and general and administrative expenses as a result of its acquisitions of Meyer Mohaddes Associates in October 1998, and of certain assets of Viggen Corporation in January 19, 1999. The increase in selling, general and administrative expense in fiscal 2000 also reflects charges of approximately $500,000 for adjustment to the allowance for doubtful accounts in Broadcast.

     During fiscal 1999, we increased sales and marketing expenditures $3.9 million or 20.7% over fiscal 1998 levels. Sales and marketing expense increased in our Iteris, Gyyr, Broadcast and Mariner Networks businesses in fiscal 1999. Approximately $514,000 of the increase in fiscal 1999 was attributable to Meyer Mohaddes, which was acquired by Iteris in October 1998. The other increases in spending were incurred to support planned growth in sales and market share and were incurred principally in the areas of labor and benefits, sales commissions, advertising and promotions, and charges related to support increased presence in international markets, particularly Europe. These increases were partially offset by decreased spending in Zyfer, which enforced general spending cutbacks in response to the sharp reduction in sales in fiscal 1999 accompanying the Asian economic crisis. General and administrative expense increased $1.2 million in fiscal 1999 compared to fiscal 1998 primarily as a result of the write off of deferred costs associated with our delay in the initial public offering of Iteris, an increase in goodwill amortization as a result of the acquisitions of Meyer Mohaddes Associates and International Media Integration Services, and the administrative infrastructure that accompanied the acquisition of Meyer Mohaddes Associates.

          Research and Development Expense. Research and development expense increased 50.9% to $16.9 million (or 20.9% of total net sales and contract revenues) in fiscal 2000 compared to $11.2 million (or 13.4% of total net sales and contract revenues) in fiscal 1999, and increased 20.7% in fiscal 1999 compared to $9.3 million (or 10.3% of total net sales and contract revenues) in fiscal 1998. For competitive reasons, we closely guard the confidentiality of specific development projects. During fiscal 1999, $2.8 million of development costs for Roswell and $2.1 million of development costs for Dexter were capitalized as qualified software development costs. The increase in research and development expense in fiscal 2000 also reflects increased expenditures by Iteris, Broadcast and Mariner Networks. Iteris increased its development activities 72.1% during fiscal 2000 to support its AutoVue product development. Broadcast continued to aggressively develop its Roswell facility management system and completed the development of its MicroStation product offering. All software development activities for Broadcast during fiscal 2000 were charged as research and development expense. Mariner Networks capitalized $300,000 of software development costs in fiscal 2000, significantly expanded its product development team and increased research and development expenses 223.9% during fiscal 2000 compared to fiscal 1999 to support the completion of its development schedule for Dexter in order to meet a targeted beta release of the product in the first quarter of fiscal 2001. Gyyr reduced its expenses for product development

27.6% in fiscal 2000 compared to fiscal 1999 in response to its efforts to reduce overall operating expenses and because it had completed several development initiatives as of the end of fiscal 1999. The change in Zyfer's product development expenses in fiscal 2000 compared to fiscal 1999 was not significant.

     The increase in research and development expense in fiscal 1999 compared to fiscal 1998 principally reflects increased product development activity in Gyyr, Mariner Networks and Zyfer. Most of these increases represent engineering labor and related benefits, prototype material and consulting fees. Gyyr completed an aggressive product development schedule during fiscal 1999 intended to broaden its product family beyond time-lapse video recorders. During fiscal 1999, Gyyr introduced its Vortex family of domes for facility monitoring, expanded its video multiplexer product line, and launched a new Internet based security product called Tango. Mariner Networks added substantial investment in the development of Dexter, a broadband wide area access concentrator. Mariner Networks also invested development resources in FRAIM, an extension to its family of products offering Frame Relay to ATM communications. Zyfer also experienced increased development costs related to its high performance G.P.S. based synchronization product.

     Restructuring Charge. In March 1998, we recorded a nonrecurring charge of $1.7 million. This charge reflects severance costs related to retirement of certain of our founders and officers, and to a lesser extent, costs incurred to terminate a joint venture relationship in China.

     Royalty Income. In connection with the settlement of our action against StorageTek, we received proceeds, net of expenses and fees, of approximately $38.4 million in October 1999. Under our revised settlement agreement with StorageTek, we received an additional $17.8 million in June 2000 in full settlement of the amounts due to us. See Item 3. Legal Proceedings.

     Interest Expense, Net. Interest expense, net reflects the net of interest expense and interest income as follows:

                                        Year Ended March 31,
                                ----------------------------------
                                  1998         1999         2000
                                -------      -------      -------
     Interest expense.........   $1,609       $1,928       $2,313

     Interest income..........      992          121          265
                                -------      -------      -------
     Interest expense, net....   $  617       $1,807       $2,048
                                =======      =======      =======

     Interest expense increased 20.0% in fiscal 2000 compared to fiscal 1999, and decreased 19.8% in fiscal 1999 compared to fiscal 1998. Interest expense primarily reflects interest charges on Odetics line of credit borrowings and mortgage interest. The increase in fiscal 2000 represents increased average outstanding borrowings on our line of credit to fund negative operating cash flow. Interest income in fiscal 2000 primarily related to interest earned on invested cash received from our settlement with StorageTek. Interest income in fiscal 1999 and fiscal 1998 was derived primarily from a note receivable due from ATL Products, Inc., our former subsidiary. ATL repaid in full the outstanding balance of its note receivable in July 1998.

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

     Income Taxes. We have not provided income tax benefit for the losses incurred in fiscal 2000 and 1999 due to the uncertainty as to the ultimate realization of the benefit. We provided for a tax benefit from continuing operations at an effective rate of (24.8)% in fiscal 1998. The tax benefit recorded in 1998 was less than the statutory rate because no benefit was recorded in connection with $2.1 million write-off of purchased research and development expenses associated with the acquisition of Intelligent Controls, a reduction in the benefit of general business credits on total expense, and foreign losses recorded in Singapore for which no tax benefit was recognized.

     Loss from Continuing Operations. In connection with the spin-off of our 82.9% ownership interest in ATL on October 31, 1997, we restated our financial statements to present the results of operations of ATL as discontinued operations for all periods presented. Loss from continuing operations reflects our continuing operations including Gyyr, Broadcast, Zyfer, Mariner Networks and Iteris.

Liquidity and Capital Resources

     Odetics serves as an incubator of high technology companies, each with its own marketplace, customers and products. The process of incubating companies implies a potentially high investment of cash as each entity moves through its development stage in preparation for an initial public offering or a strategic
sale.   We generally fund the cash flow requirements of each entity by seeking investors who have both strategic and financial interests directly in the subsidiaries of Odetics. We also fund our operations through the sale of Odetics common stock and more traditional debt financing.

     During fiscal 2000, net cash provided by operating activities was $7.0 million. Cash used to fund purchases of property plant and equipment was $2.2 million, reflecting a decrease of 21.0% from fiscal 1999. Net cash provided by operating activities in fiscal 2000 included the receipt of $38.4 million from our settlement of litigation with Storage Technology Corporation ("StorageTek").

     In October 1999, we settled litigation with StorageTek in exchange for license fees payable to us of $100 million, $80 million of which was paid on the settlement date. The initial payment of $80 million resulted in cash proceeds to us, net of expenses and fees, of approximately $38.4 million. We used a portion of the proceeds to retire outstanding borrowings on our line of credit with Transamerica Business Credit, and to reduce trade accounts payable. We retained the balance of these funds to support our general working capital requirements. Under the terms of the original settlement agreement, we were to receive two additional payments of $10 million each in September 2000 and 2001.

     In June 2000, we amended the settlement agreement with StorageTek to provide for the acceleration of the two $10 million payments. Under the terms of the amendment, StorageTek paid us $17.8 million immediately in full settlement of the $20 million otherwise payable to us to complete the settlement. We recognized non-operating income in the amount of $17.8 million in the quarter ended June 30, 2000, and used the cash proceeds to pay down borrowings on our line of credit and retained the balance of the cash to fund our general working capital requirements.

     We currently have a $17.0 million line of credit with Transamerica Business Credit providing for borrowings at their prime rate plus 2.0% (11.0% at March 31, 2000). At March 31, 2000, approximately $3.7 million of borrowings were outstanding under this line of credit. We anticipate that the cash flow available from our line of credit, proceeds from equity offerings of our common stock and the stock of our subsidiaries, and amounts received from the litigation settlement, and, if necessary, the sale of certain assets, will be sufficient for us to execute our current operating plans and meet our obligations on a timely basis for at least the next twelve months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We are exposed to changes in interest rates primarily from our long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates.

                                                   Expected maturity date
                                                          March 31,
                           -----------------------------------------------------------------------
                             2001      2002      2003      2004      2005     Total     Fair value
                           ------    ------    ------    ------    ------    -------    ----------
                                                   (dollars in thousands)
Long-term debt:
  Fixed rate............   $3,102    $6,988    $1,813    $1,666    $1,199    $14,768       $14,768
  Average interest rate.     8.67%    8.87%     9.18%     9.36%     9.36%      9.02%
  Variable rate.........   $3,706        --        --        --        --    $ 3,706       $ 3,706
  Average interest rate.    11.00%                                             11.00%

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

         1. Financial Statements. The following financial statements of Odetics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                            Page
                                                                            ----
     Report of Independent Auditors......................................    F-2

     Consolidated Balance Sheets as of March 31, 2000 and 1999...........    F-3

     Consolidated Statements of Operations for the years ended March 31,
       2000, 1999 and 1998...............................................    F-4

     Consolidated Statements of Stockholders' Equity for the years ended
       March 31, 2000, 1999 and 1998.....................................    F-5

     Consolidated Statements of Cash Flows for the years ended March 31,
       2000, 1999 and 1998...............................................    F-6

     Notes to Consolidated Financial Statements..........................    F-7

         2.   Financial Statement Schedules.

     Schedule II -- Valuation and Qualifying Accounts....................    S-1

     All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

         3.   Exhibits.

      3.1 Certificate of Incorporation of Odetics, as amended (incorporated by reference to Exhibit 19.2 to Odetics' Quarterly Report on Form 10-Q for the quarter ended September 30, 1987).
      3.2   Bylaws of Odetics, as amended (incorporated by reference to Exhibit
            4.2 to Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993).
      4.1 Specimen of Class A Common Stock and Class B Common Stock certificates (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on September 30, 1993).
      4.2 Form of rights certificate for Odetics' preferred stock purchase rights (incorporated by reference to Exhibit A of Exhibit 4 to Odetics' Current Report on Form 8-K as filed with the SEC on May 1,
            1998).
     10.1   Profit Sharing Plan and Trust (incorporated by reference to Exhibit
            10.3 to Odetics' Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988).
     10.2 Form of Executive Deferral Plan between Odetics and certain employees of Odetics (incorporated by reference to Exhibit 10.4 to Odetics' Annual Report on Form 10-K for the year ended March 31,
            1988).
     10.3* Loan and Security Agreement dated December 28, 1998 among Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics, and Schedule to Loan Agreement (incorporated by reference to the same exhibit number in Odetics' Annual Report on Form 10-K for the year ended March 31, 1999).

     10.4* Amendment to Loan Agreement dated December 28, 1998 among Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics, and related Schedule to Loan Agreement dated December 28, 1998 (incorporated by reference to the same exhibit number in Odetics' Annual Report on Form 10-K for the year ended March 31, 1999).
     10.5* Revolving Credit Note dated December 28, 1998 payable to Transamerica Business Credit Corporation in the original principal amount of $17,000,000 (incorporated by reference to the same exhibit number in Odetics' Annual Report on Form 10-K for the year ended March 31, 1999).
     10.6* Letter of Credit Agreement dated December 28, 1998 among Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics (incorporated by reference to the same exhibit number in Odetics' Annual Report on Form 10-K for the year ended March 31, 1999).
     10.7* Security Agreement in Copyrighted Works dated December 28, 1998 between Transamerica Business Credit Corporation and Odetics (incorporated by reference to the same exhibit number in Odetics' Annual Report on Form 10-K for the year ended March 31, 1999).
     10.8* Patent and Trademark Security Agreement dated December 28, 1998 between Transamerica Business Credit Corporation and Odetics (incorporated by reference to the same exhibit number in Odetics' Annual Report on Form 10-K for the year ended March 31, 1999).
     10.9* Cross-Corporate Continuing Guaranty dated December 28, 1998 among Transamerica Business Credit Corporation, Odetics and the subsidiaries of Odetics (incorporated by reference to the same exhibit number in Odetics' Annual Report on Form 10-K for the year ended March 31, 1999).
     10.10 Form of Indemnity Agreement entered into by Odetics and certain of its officers and directors (incorporated by reference to Exhibit
            19.4 to Odetics' Quarterly Report on Form 10-Q for the quarter ended September 30, 1988).
     10.11 Schedule of officers and directors covered by Indemnity Agreement (incorporated by reference to Exhibit 10.9.2 to Amendment No. 1 to Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993).
     10.12 Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust (incorporated by reference to Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Odetics' Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13,
            1990).
     10.13 Separation and Distribution Agreement dated March 1, 1997 between Odetics and ATL (incorporated by reference to Exhibit 10.13 to Odetics' Annual Report on Form 10-K for the year ended March 31,
            1997)
     10.14 Tax Allocation Agreement dated March 1, 1997 between Odetics and ATL (incorporated by reference to Exhibit 10.14 to Odetics' Annual Report on Form 10-K for the year ended March 31, 1997).
     10.15 Services Agreement dated March 21, 1997 between Odetics and ATL (incorporated by reference to Exhibit 10.15 to Odetics' Annual Report on Form 10-K for the year ended March 31, 1997).
     10.16 Promissory Note dated April 1, 1997 between Odetics and ATL (incorporated by reference to Exhibit 10.16 to Odetics' Annual Report on Form 10-K for the year ended March 31, 1997).
     10.17  1997 Stock Incentive Plan of Odetics (incorporated by reference to
            Exhibit 99.1 to Odetics' Registration Statement on Form S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).
     10.18 Form of Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to Odetics' Registration Statement on Form S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998)
     10.19  Form of Stock Option Agreement (incorporated by reference to Exhibit
            99.3 to Odetics' Registration Statement on Form S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).
     10.20 Form of Addendum to Stock Option Agreement--Involuntary Termination Following Corporate Transaction/Change in Control (incorporated by reference to Exhibit 99.4 to Odetics' Registration Statement on Form S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).

     10.21  Form of Addendum to Stock Option Agreement--Limited Stock
            Appreciation Rights (incorporated by reference to Exhibit 99.5 to
            Odetics' Registration Statement on Form S-8 (File No. 333-44907) as
            filed with the SEC on January 26, 1998).
     10.23  Form of Stock Issuance Agreement (incorporated by reference to
            Exhibit 99.6 to Odetics' Registration Statement on Form S-8 (File
            No. 333-44907) as filed with the SEC on January 26, 1998)
     10.24  Form of Addendum to Stock Issuance Agreement--Involuntary
            Termination Following Corporate Transaction/Change in Control
            (incorporated by reference to Exhibit 99.7 to Odetics' Registration
            Statement on Form S-8 (File No. 333-44907) as filed with the SEC on
            January 26, 1998).
     10.25  Form of Notice of Grant of Automatic Stock Option--Initial Grant
            filed as Exhibit 99.8 filed as Exhibit (incorporated by reference to
            Exhibit 99.8 to Odetics' Registration Statement on Form S-8 (File
            No. 333-44907) as filed with the SEC on January 26, 1998).
     10.26  Form of Notice of Grant of Automatic Stock Option--Annual Grant
            (incorporated by reference to Exhibit 99.9 to Odetics' Registration
            Statement on Form S-8 (File No. 333-44907) as filed with the SEC on
            January 26, 1998).
     10.27  Form of Automatic Stock Option Agreement filed as Exhibit 99.10 to the (incorporated by reference to Exhibit 99.10 to Odetics'
            Registration Statement on Form S-8 (File No. 333-44907) as filed with the SEC on January 26, 1998).
     10.28  Rights Agreement dated April 24, 1998 between Odetics and
            BankBoston, N.A., which includes the form of Certificate of
            Designation for the junior participating preferred stock as Exhibit
            A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A preferred shares as Exhibit C
            (incorporated by reference to Exhibit 4 to Odetics' Current Report on Form 8-K as filed with the SEC on May 1, 1998).
     10.29  Promissory Note in the original principal amount of $15,000,000 payable to The Northwestern Mutual Life Insurance Company dated
            October 31, 1989 and related Deed of Trust, Security Agreement and
            Financing Statement between Odetics, Inc. and Northwestern Mutual dated October 31, 1989 (incorporated by reference to Exhibit 10.12 to Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932)
            as filed with the SEC July 6, 1993).
     10.30  1994 Long-Term Equity Plan of Odetics (incorporated by reference to
            Exhibit 4.3 to Odetics' Registration Statement on Form S-8 (File No.
            333-05735) as filed with the SEC on June 11, 1996).
     10.31  Subordinated Convertible Note Purchase Agreement between Iteris,
            Inc. and DaimlerChrysler GmbH, dated January 25, 2000.
     10.32  Subordinated Convertible Note between Iteris, Inc. and
            DaimlerChrysler GmbH, dated January 25, 2000.
     21     Subsidiaries of Odetics.
     23.1   Consent of Independent Auditors.
     27     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on June 29, 2000.

                                       ODETICS, INC.


                                       By:        /s/ JOEL SLUTZKY
                                          ----------------------------------
                                                    Joel Slutzky
                                          Chief Executive Officer, President
                                               and Chairman of the Board


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


               Signature                         Title                                      Date
               ---------                         -----                                      ----

            /s/ JOEL SLUTZKY              Chief Executive Officer, President and        June 29, 2000
---------------------------------------   Chairman of the Board (principal
              Joel Slutzky                executive officer)

        /s/ CRANDALL GUDMUNDSON           Director                                      June 29, 2000
---------------------------------------
          Crandall Gudmundson

           /s/ JERRY MUENCH               Director                                      June 29, 2000
---------------------------------------
             Jerry Muench

            KEVIN C. DALY                 Director                                      June 29, 2000
---------------------------------------
            Kevin C. Daly

               Signature                          Title                                      Date
               ---------                          -----                                      ----


            /s/ GARY SMITH                Vice President and Controller                 June 29, 2000
---------------------------------------   (principal accounting officer)
              Gary Smith

          /s/ THOMAS L. THOMAS            Director                                      June 29, 2000
---------------------------------------
            Thomas L. Thomas

           /s/ JOHN SEAZHOLTZ             Director                                      June 29, 2000
---------------------------------------
             John Seazholtz

           /s/ PAUL E. WRIGHT             Director                                      June 29, 2000
---------------------------------------
             Paul E.  Wright

          /s/ GREGORY A. MINER            Vice President, Director and Chief            June 29, 2000
---------------------------------------   Operating Officer and Chief Financial
            Gregory A.  Miner             Officer (principal financial officer)


                                 Odetics, Inc.

                  Index to Consolidated Financial Statements


                                                                         Page
                                                                         ----
Report of Independent Auditors........................................   F-2

Consolidated Balance Sheets as of March 31, 1999 and 2000.............   F-3

Consolidated Statements of Operations for the years ended
 March 31, 1998, 1999 and 2000........................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended
 March 31, 1998, 1999 and 2000........................................   F-6

Consolidated Statements of Cash Flows for the years ended
 March 31, 1998, 1999 and 2000........................................   F-7

Notes to Consolidated Financial Statements............................   F-8

                         Report of Independent Auditors

Stockholders and Board of Directors
Odetics, Inc.

We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP
Orange County, California
May 15,  2000,
except for the last paragraph of Note 15,
as to which the date is June 12, 2000

                                 Odetics, Inc.

                          Consolidated Balance Sheets

              (In thousands, except share and per share amounts)

                                                                           March 31
                                                                    1999               2000
                                                            -------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                         $    787           $  4,880
 Trade accounts receivable, net of allowance for
  doubtful accounts of $839 in 1999 and $2,068 in 2000               18,889             13,576
 Costs and estimated earnings in excess of billings on
  uncompleted contracts                                               2,423              3,283
 Inventories:
  Finished goods                                                      1,101              1,203
  Work in process                                                       749                859
  Materials and supplies                                             14,135             16,150
 Prepaid expenses and other                                           2,202              1,978
                                                            -------------------------------------
Total current assets                                                 40,286             41,929

Property, plant and equipment:
 Land                                                                 2,060              2,060
 Buildings and improvements                                          18,674             18,868
 Equipment                                                           28,618             30,652
 Furniture and fixtures                                               2,685              2,676
 Allowances for depreciation                                        (29,561)           (33,520)
                                                            -------------------------------------
                                                                     22,476             20,736

Capitalized software costs, net                                       7,667              6,482
Goodwill, net of accumulated amortization of $1,046 in
 1999 and $2,723 in 2000                                             10,023             12,004
Other assets                                                            903                699
                                                            -------------------------------------
Total assets                                                       $ 81,355           $ 81,850
                                                            =====================================

                                 Odetics, Inc.

              (In thousands, except share and per share amounts)

                                                                            March 31
                                                                     1999              2000
                                                            ------------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Trade accounts payable                                            $ 10,454          $ 10,702
 Accrued payroll and related                                          5,441             4,892
 Accrued expenses                                                     1,933             2,313
 Contract reserve                                                     3,892             3,056
 Billings in excess of costs and estimated earnings on
  uncompleted contracts                                               1,276             1,303
 Revolving line of credit                                                 -             3,706
 Current portion of long-term debt                                    2,074             3,102
                                                            ------------------------------------
Total current liabilities                                            25,070            29,074

Revolving line of credit                                             10,997                 -

Long-term debt, less current portion                                  8,965            11,666

Other liabilities                                                         -             5,000

Commitments and contingencies

Stockholders' equity:
 Preferred stock:
  Authorized shares - 2,000,000
  Issued and outstanding - none                                           -                 -
 Common stock, $.10 par value:
  Authorized shares - 10,000,000 of Class A and
   2,600,000 of Class B
  Issued and outstanding shares - 7,941,271 of Class A
   and 1,060,041 of Class B at March 31, 1999; 8,183,470
   of Class A and 1,051,541 of Class B at March 31, 2000                901               923
 Paid-in capital                                                     59,579            61,200
 Treasury stock, 50,093 and 4,564 shares in 1999 and
  2000, respectively                                                   (240)              (22)

 Notes receivable from employees                                        (96)              (61)
 Accumulated other comprehensive income                                  92               262
 Accumulated deficit                                                (23,913)          (26,192)
                                                            ------------------------------------
Total stockholders' equity                                           36,323            36,110
                                                            ------------------------------------
Total liabilities and stockholders' equity                         $ 81,355          $ 81,850
                                                            ====================================

See accompanying notes.

                                 Odetics, Inc.

                     Consolidated Statements of Operations

                  (In thousands, except per share information)


                                                         Year ended March 31
                                                    1998          1999         2000
                                              ----------------------------------------
Net sales and contract revenues:
 Net sales                                      $ 79,552      $ 70,042     $ 62,041
 Contract revenues                                10,284        13,331       18,666
                                              ----------------------------------------
                                                  89,836        83,373       80,707
Costs and expenses:
 Cost of sales                                    55,227        49,816       50,883
 Cost of contract revenues                         6,430         9,007       13,431
 Selling, general and administrative
  expenses                                        26,010        31,670       38,173
 Research and development expenses                 9,271        11,191       16,888
 In process research and development               2,106             -            -
 Restructuring charge                              1,716             -            -
                                              ----------------------------------------
                                                 100,760       101,684      119,375
                                              ----------------------------------------
Loss from operations                             (10,924)      (18,311)     (38,668)
Non-operating income (expense)
 Royalty income                                        -             -       38,437
 Interest expense, net                              (617)       (1,807)      (2,048)
                                              ----------------------------------------
Loss before taxes                                (11,541)      (20,118)      (2,279)
Income tax benefit                                (2,858)            -            -
                                              ----------------------------------------
Loss from continuing operations                   (8,683)      (20,118)      (2,279)
Income from discontinued operations, net
 of income taxes                                   2,089             -            -
                                              ----------------------------------------
Net loss                                        $ (6,594)     $(20,118)    $ (2,279)
                                              ========================================
Basic and diluted loss per share:
 Continuing operations                            $(1.26)       $(2.57)      $(0.25)
 Discontinued operations                             .31             -            -
                                              ----------------------------------------
 Loss per share                                   $ (.95)       $(2.57)      $(0.25)
                                              ========================================

See accompanying notes.

                                 Odetics, Inc.

                Consolidated Statements of Stockholders' Equity

                                 (In thousands)

                                          Common stock
                               ----------------------------------
                                   Shares outstanding
                               ------------------------                      Notes    Accumulative
                               Class A  Class B        Additional          receivable    other                             Compre
                               common   common          Paid-in   Treasury   from     Comprehensive Accumulated           -hensive
                                stock    stock  Amount  capital    stock   employees     income       deficit   Total      income
                               -----------------------------------------------------------------------------------------------------

Balance at March 31, 1997       5,316   1,064    $638   $38,927   $   -    $     -        $ 52        $12,211   $ 51,828    $ 3,792
 Issuances of common stock        885       -      88     7,968       -     (3,377)          -              -      4,679
 Conversion of Class B common
  stock                             2      (2)      -         -       -          -           -              -          -
 Spin-off of ATL Products,
  Inc. common stock                 -       -       -    (1,655)      -          -           -         (9,412)   (11,067)
 Purchase of treasury stock         -                         -    (239)         -           -              -       (239)
 Foreign currency translation
  adjustments                       -       -       -         -       -          -         (27)             -        (27)       (27)
 Net loss                           -       -       -         -       -          -           -         (6,594)    (6,594)    (6,594)
                               -----------------------------------------------------------------------------------------------------

Balance at March 31, 1998       6,203   1,062     726    45,240    (239)    (3,377)         25         (3,795)    38,580   $ (6,621)

 Issuances of common stock      1,736       -     175    14,339       -          -           -              -     14,514
 Conversion of Class B common
  stock                             2      (2)      -         -       -          -           -              -          -
 Purchase of treasury stock         -       -       -         -      (1)         -           -              -         (1)
 Payments on notes receivable       -       -       -         -       -      3,281           -              -      3,281
 Foreign currency translation
  adjustments                       -       -       -         -       -          -          67              -         67         67
 Net loss                           -       -       -         -       -          -           -        (20,118)   (20,118)   (20,118)
                               -----------------------------------------------------------------------------------------------------

Balance at March 31, 1999       7,941   1,060     901    59,579    (240)       (96)         92        (23,913)    36,323    (20,051)

 Issuances of common stock        234       -      22     1,621     218          -           -              -      1,861          -
 Conversion of Class B common
  stock                             8      (8)      -         -       -          -           -              -          -          -
 Payments on notes receivable       -       -       -         -       -         35           -              -         35          -
 Foreign currency translation                                                              170              -        170        170
  adjustments                       -       -       -         -       -          -           -              -          -          -
 Net loss                           -       -       -         -       -          -           -         (2,279)    (2,279)    (2,279)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 2000       8,183   1,052    $923   $61,200   $ (22)   $   (61)       $262       $(26,192)  $ 36,110   $ (2,109)
                               =====================================================================================================

See accompanying notes.

                                 Odetics, Inc.

                     Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                            Year ended March 31
                                                                      1998              1999              2000
                                                            -----------------------------------------------------
Operating activities
Net loss                                                          $ (6,594)         $(20,118)         $ (2,279)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Income from discontinued operations                               (2,089)                -                 -
  Depreciation and amortization                                      2,912             5,205             7,185
  Write-off of in process research and development                   2,106                 -                 -
  Contribution to ASOP                                                 511                 -                 -
  Provision for losses on accounts receivable                          155               332               745
  Provision (benefit) for deferred income taxes                       (902)              915                 -
  Other                                                                (11)                -               213
  Changes in operating assets and liabilities (Note 14)             (1,462)            1,560             1,179
                                                            -----------------------------------------------------
Net cash provided by (used in) operating activities                 (5,374)          (12,106)            7,043

Investing activities
Purchases of property, plant and equipment                          (3,829)           (2,747)           (2,169)
Proceeds from option to sell real estate                                 -                 -             5,000
Software development costs                                          (2,527)           (4,944)             (330)
Purchase of net assets of acquired business                         (2,171)                -            (1,500)
Net cash received from ATL                                           2,978            10,019                 -
                                                            -----------------------------------------------------
Net cash provided by (used in) investing activities                 (5,549)            2,328             1,001

Financing activities
Proceeds from line of credit and long-term borrowings               49,176            44,527            23,966
Principal payments on line of credit, long-term debt,
 and capital lease obligations                                     (40,159)          (45,089)          (29,528)
Proceeds from issuance of common stock                               1,172             9,996             1,611
                                                            -----------------------------------------------------
Net cash provided by (used in) financing activities                 10,189             9,434            (3,951)
                                                            -----------------------------------------------------

Increase (decrease) in cash                                           (734)             (344)            4,093
Cash and cash equivalents  at beginning of year                      1,865             1,131               787
                                                            -----------------------------------------------------
Cash and cash equivalents at end of year                          $  1,131          $    787          $  4,880
                                                            =====================================================

See accompanying notes.

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                                March 31, 2000

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Odetics, Inc. (the Company) include the accounts of the Company and its wholly-owned subsidiaries (Gyyr, Inc., Broadcast, Inc., Mariner Networks, Inc., Zyfer, Inc., Odetics Europe Limited, Odetics Asia Pacific Pte. Ltd.) and its 93% owned subsidiary, Iteris, Inc. During fiscal 1990, the Company incorporated Odetics Europe Limited to develop European commercial sales. During fiscal 1995, the Company incorporated Odetics Asia Pacific Pte. Ltd. to develop commercial sales for the Asian Market. All significant intercompany accounts and transactions are eliminated in consolidation.

On October 31, 1997, the Company completed the spin-off of its 82.9% interest in ATL Products, Inc. (ATL) by distributing the Company's 8,005,000 shares of Class A Common Stock to the Company's stockholders of record on October 31, 1997. As a result of the spin-off, the Company's financial statements have been restated to reflect the operations of ATL as discontinued operations.

Operations

The Company has initiated a business strategy known as its incubator strategy whereby its goal is to nurture and develop companies that can be spun-off to the Company's stockholders. In pursuing this strategy, the Company has incurred losses from continuing operations of $20.1 million and $2.3 million in fiscal 1999 and 2000, respectively, due in part to making investments in its business for research and development as well as developing a separate infrastructure for certain business units sufficient for these business units to function ultimately as independent public companies.

The Company has obtained funds to pursue this strategy in fiscal 1999 and 2000 from repayments of a note receivable, equity offerings, amounts received from litigation settlement and equipment financing. In fiscal 2001, it will be necessary either to obtain sufficient additional funding to continue this strategy or the Company will be required to curtail the incubator strategy in order to reduce operating losses. Management believes cash available from its revolving line of credit, possible proceeds from additional equity offerings of common stock of the Company or its subsidiaries, amounts received from

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies (continued)

Operations (continued)

litigation settlement and, if necessary, and the sale of certain assets, should be sufficient to allow the Company to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months. Additionally, management believes it is possible to obtain additional funds, if required, through the sale or placing of additional financing on its facilities in Anaheim, California.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowances for doubtful accounts, deferred tax assets, inventory reserves, certain accrued liabilities and costs to complete long-term contracts and estimates of future cash flows used to determine whether asset impairments exist.

Revenue Recognition

Product revenues and related cost of sales are recognized on the date of shipment or, if required, upon acceptance by the customer, provided that the Company believes collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

Contract revenues is derived primarily from long-term contracts with governmental agencies. Contract revenue includes costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to cost and revenue and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured.

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

1. Summary of Accounting Policies (continued)

Revenue Recognition (continued)

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

Revenues from follow-on service and support, for which the Company charges separately, are recognized when earned. Revenues from computer software maintenance agreements are recognized ratably over the term of the agreements. When computer software maintenance is included in a software license agreement, an appropriate portion of the license fee is deferred and recognized over the maintenance period.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with maturities of less than ninety days.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. At March 31, 1999 and 2000, accounts receivable from governmental agencies and prime government contractors were approximately $3,616,000 and $3,639,000, respectively.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt approximates carrying value because the related rates of interest approximate current market rates and has variable rates of interest.

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

1. Summary of Accounting Policies (continued)

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

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level based on undiscounted net cash flows. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets, inclusive of goodwill, existed at March 31, 2000. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company strategic plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during fiscal 2001. If the Company's estimate of future undiscounted cash flow should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

Goodwill

Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is being amortized using the straight-line method over the estimated useful lives ranging from ten to fifteen years.

                         Odetics, Inc. and Subsidiary

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

During fiscal 1998, 1999 and 2000, software development costs were amortized to cost of sales totaling $585,000, $1,063,000 and $1,515,000, respectively.

All other research and development expenditures are charged to expense in the period incurred.

Warranty

The Company provides a warranty of one to two years on all products and records a related provision for estimated warranty costs at the date of the sale. The estimated warranty liability at March 31, 1999 and 2000 was $411,000 and $596,000, respectively.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


1. Summary of Accounting Policies (continued)

Income Taxes (continued)

amounts which are more likely than not to be realized. The provision for income taxes is the taxes payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the year and excludes the anti-dilutive effects of options.

The following table sets forth the computation of net income (loss) per share:

                                                          Years ended March 31
                                               1998              1999               2000
                                         ----------------------------------------------------
                                                    (in thousands, except share and
                                                         per share information)
Numerator:
 Loss from continuing operation          $   (8,683)        $  (20,118)        $   (2,279)
 Income from discontinued operations          2,089                  -                  -
                                         ----------------------------------------------------
 Net income (loss)                       $   (6,594)        $  (20,118)        $   (2,279)
                                         ====================================================

Denominator:
 Weighted-average shares outstanding      6,912,000          7,820,000          9,089,000
                                         ====================================================

Basic and diluted earnings (loss) per
 share:
  Continuing operations                  $    (1.26)        $    (2.57)        $    (0.25)
  Discontinued operations                       .31                  -                  -
                                         ----------------------------------------------------
  Earnings (loss) per share              $     (.95)        $    (2.57)        $    (0.25)
                                         ====================================================

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

1. Summary of Accounting Policies (continued)

Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense totaled $2,226,000, $2,622,000 and $2,488,000 in the years ended March 31, 1998, 1999 and 2000, respectively.

Recent Accounting Pronouncement

In June 1998, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, which establishes new standards for recording derivatives in financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of this statement will have a significant impact on the consolidated results of operations or financial position of the Company.

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


1. Summary of Accounting Policies (continued)

Recent Accounting Pronouncement (continued)

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its financial position or results of operations.

Reclassifications

Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

2. Acquisitions

On June 20, 1997, the Company acquired certain assets and assumed certain contracts from Rockwell Collins, Inc. (Rockwell). Revenues and costs related to contracts assumed from Rockwell are included in the accompanying statement of operations since the date of assumption. The total payment to Rockwell associated with the assumption of contracts was approximately $2.2 million in cash. In the transaction, a total of $1.3 million of assets were acquired and a $5.0 million provision for anticipated losses on a contract with the Michigan Department of Transportation (MDOT) were assumed, which resulted in the recognition of approximately $6.0 million of goodwill. Also, Rockwell agreed to reimburse the Company for loses incurred on certain phases of the MDOT contract. At March 31, 2000, the remaining provision for contract losses totaled $3.1 million, which the Company expects to incur over the next two years.

On October 29, 1997, the Company acquired the net assets of Intelligent Controls Inc. (ICI). The total cost of the acquisition was approximately $2.7 million which was paid in the Company's Class A common stock. A total of $1.0 million of assets were acquired, primarily consisting of accounts receivable, inventories and property and equipment that were recorded by the Company at this historical carrying values, and $0.4 million of liabilities were assumed. In connection with the purchase, $2.1 million of in process research and development was written off, primarily related to software and hardware under development for an integrated building access and security system that Gyyr began selling the latter part of fiscal 1999 as the Access 202 product family. Subsequent to this acquisition, the Company incurred an additional $94,000, $469,000 and $307,000 of research and development expense in fiscal 1998, 1999 and 2000, respectively, related to this product development effort.

On September 12, 1998, the Company acquired International Media Integration Services Limited, a United Kingdom corporation (IMIS), pursuant to the terms of a Sale and Purchase of Shares Agreement whereby the Company purchased all of the issued and outstanding shares of stock of IMIS for an aggregate purchase price of $970,000 which was paid in 173,214 shares of the Company's Class A common stock. The acquisition has been accounted for as a purchase, and the purchase price has been allocated to the fair value of the net assets acquired, primarily acquire technology, which is being amortized over its useful life of 5 years.

On October 16, 1998, the Company, through its subsidiary, Iteris, Inc., acquired Meyer, Mohaddes Associates, Inc., a provider of transportation, engineering and planning services (MMA). Pursuant to the terms of the merger agreement, the Company purchased all of the issued and outstanding shares of stock of MMA for $4.3 million, by issuing 55,245 shares of the Company's Class A common stock valued at $250,000 and 810,153 shares of Iteris, Inc.'s common stock after giving effect to the purchase price adjustment required by the merger agreement and a 1.874916-to-1 split of Iteris common stock. The results of operations of MMA are included in the Company's consolidated results of operations from the date of acquisition.

The merger agreement provides for MMA shareholders to receive additional shares of the Company's Class A common stock with a then market value of $250,000 at each of April 16, 1999, October 16, 1999, April 16, 2000, October 16, 2000 and April 16, 2001 in the event the Company does not consummate an initial public offering of the common stock of Iteris, Inc. by each and any of those dates. In April and October 1999 and April 2000, Odetics issued an additional 25,740, 20,986 and 20,181, respectively, shares of its Class A common stock to the MMA shareholders pursuant to this provision, which was recorded by the Company as additional goodwill. In addition, if Iteris does not complete its initial public offering by October 2001, then the holders of the Iteris common stock issued in this transaction will have the right to require Odetics to repurchase the Iteris common stock for a purchase price of $10 per share of Iteris. At any time prior to the

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

2. Acquisitions (continued)

initial public offering of Iteris, Odetics has the right to require these shareholders to sell all of their shares of Iteris common stock at a purchase price of $10 per share. Odetics has the option to pay the purchase price for theses shares in cash or in Odetics' Class A common stock valued as of five business days prior to the date of the event triggering the payment.

On January 19, 1999, the Company, through its subsidiary, Iteris, Inc., acquired certain assets and assumed certain liabilities of Viggen Corporation, a provider of transportation, engineering and planning services, for an aggregate purchase price of $275,000 evidenced by the issuance of 27,603 shares of the Company's Class A common stock which were issued in April 1999. The acquisition has been accounted for as a purchase and the purchase price, including direct costs of the acquisition, has been allocated to the fair value of the net assets acquired with the excess approximating $746,000 allocated to goodwill. The results of operations of Viggen are included in the Company's consolidated results of operations from the date of acquisition.

On December 1, 1999, the Company through its wholly owned subsidiary, Gyyr, Inc., acquired the security products division of Digital Processing Systems, Inc. (DPS), a manufacturer of digital security recorder products. Pursuant to the terms of the Asset Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of DPS for an aggregate purchase price of approximately $3.5 million. The Company paid $1.5 million in cash during fiscal 2000 and is obligated to pay $1 million at December 1, 2000 and 2001, respectively, in accordance with the terms of the agreement. This acquisition was accounted for as a purchase and accordingly, the result of operations for DPS are included in the Company's consolidated results of operations from the date of acquisition. The excess of cost over the fair value of the net assets of approximately $3.4 million preliminarily has been recorded as goodwill while the Company completes its identification and valuation of intangible assets acquired.

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

                         Odetics, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

3. Sale of Stock of ATL Products, Inc. (continued)

On October 31, 1997, the Company completed a tax-free spin-off of its remaining 82.9% interest in ATL to the Company's stockholders, pursuant to which each holder of the Company's Class A and Class B Common as of October 31, 1997, received approximately 1.1 shares of Class A Common Stock of ATL for each share of the Company's Common Stock then held.

4. Related Party Transaction

In July 1999, the Company sold an option to an investment company incorporated in Delaware, for an aggregate purchase price of $5.0 million to purchase certain real property of Odetics. The option exercise price is equal to the lesser of
(i) the appraised fair value of the property as determined as of November 1, 1999, or (ii) at the option of the investment company, at the appraised fair value of the property as of November 1, 2000 or 2001. This investment company was formed by an officer of Odetics and certain individuals. If the investment company does not exercise the option, then the Company shall retain the option payment. If the option is exercised, the option payment will be applied as a credit against the option exercise price. Pursuant to the terms of the Option Agreement, the Company may exercise a repurchase option at a repurchase price specified in the agreement at any time prior to August 1, 2002 if the investment company has not previously exercised the option.

5. Costs and Estimated Earnings on Uncompleted Contracts

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

                                                               March 31
                                                           1999        2000
                                                         -------------------
                                                            (In thousands)
  Costs incurred on uncompleted contracts                $19,204     $21,971
   Estimated earnings                                      1,557       1,648
                                                         -------------------
                                                          20,761      23,619
   Less billings to date                                  19,614      21,639
                                                         -------------------
                                                         $ 1,147     $ 1,980
                                                         ===================
   Included in accompanying balance sheets:
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                            $ 2,423     $ 3,283

    Billings in excess of costs and estimated earnings
     on uncompleted contracts                              1,276       1,303
                                                         -------------------
                                                         $ 1,147     $ 1,980
                                                         ===================

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements


5. Costs and Estimated Earnings on Uncompleted Contracts (continued)

Costs and estimated earnings in excess of billings at March 31, 1999 and 2000 include $320,000 and $150,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2000 are expected to be billed and collected during the year ending March 31, 2001.

6. Revolving Line of Credit and Long-Term Debt

The Company has a $17.0 million revolving line of credit which provides for borrowings at the prime rate plus 2.0% (11.0% at March 31, 2000). Borrowings are available for general working capital purposes, and at March 31, 2000, approximately $13.3 million was available for borrowing under the line. The line expires December 31, 2000.

The revolving line of credit is collateralized by substantially all of the Company's assets. Under the terms of the loan and security agreement, the Company is required to comply with certain covenants, maintain certain debt to net worth ratios, working capital current ratios and minimum net worth requirements, and prohibits the payment of dividends without the lender's consent. The Company was in compliance with the financial covenants at March 31, 2000.

Included within the borrowing limits of the loan and security agreement, the Company has available approximately $2,000,000 in letters of credit at March 31, 2000.

On January 25, 2000, the Company through its subsidiary, Iteris, Inc., entered into a joint venture agreement, pursuant to which the Company obtained a Subordinated Convertible Promissory Note in the amount of $3.75 million. The note is convertible into Iteris' common stock either at the option of the joint venture partner at any time prior to the maturity, or automatically upon an initial public offering of Iteris' common stock or a change in control event, as defined in the agreement. The number of shares issuable upon conversion is subject to the fair value of the Iteris's common stock on the date of conversion. The note matures on January 25, 2002 and bears interest at 8% per annum. All accrued interest will be forgiven if the conversion feature is triggered.

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements


6. Revolving Line of Credit and Long-Term Debt (continued)

Long-term debt consisted of the following:

                                                                             March 31
                                                                        1999          2000
                                                                      ---------------------
                                                                         (In thousands)
  Note payable, accruing interest at 9.36%, collateralized by deed of trust on land and buildings with a net book value
   of approximately $11,000,000, payable in monthly
   installments through December 2004.                                $ 8,173       $ 7,027
  Notes payable, accruing interest at 8.00%, payable upon
   maturity in January 2002                                                 -         3,750
  Note payable, in two equal annual installments in December
   2001 and 2002                                                            -         2,000
  Notes payable, accruing interest at 7.55% to 8.89%,
   collateralized by equipment, payable in monthly
   installments through 2003.                                           2,866         1,991
                                                                      ---------------------
                                                                       11,039        14,768
  Less current portion                                                  2,074         3,102
                                                                      ---------------------
                                                                      $ 8,965       $11,666
                                                                      =====================

The annual maturities of long-term debt through March 31, 2005 are as follows:

                                           (In thousands)
  2001                                             $ 3,102
  2002                                               6,988
  2003                                               1,813
  2004                                               1,666
  2005                                               1,199
                                               -----------
                                                   $14,768
                                               ===========

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

7. Restructuring Charge

In the fourth quarter of fiscal 1998, the Board of Directors approved an early retirement plan for certain founders, senior officers and employees of the Company. The Company recorded a charge of approximately $1.5 million related to this plan that is expected to be paid out over a four year period. In addition, the Company recorded a charge of approximately $200,000 to write down its investment in connection with the termination of its joint venture in China.

8. Income Taxes

The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                                  Year ended March 31
                                                        1998              1999              2000
                                                 -----------------------------------------------------
                                                                    (In thousands)

  Income tax benefit at statutory rates              $(3,915)          $(6,840)           $ (775)
  Acquired in process research and
   development                                           715                 -                 -
   State income taxes, net of federal tax
   benefit                                               189                 -                 -
   Increase (decrease) of valuation
   allowance associated with federal
   deferred tax assets                                  (175)            5,373              (773)
  Foreign losses recorded without benefit                118             1,061             1,258
  Foreign income at lower tax rate                        15
  Nondeductible goodwill amortization                     11                31               191
  Other                                                  184               375                99
                                                 -----------------------------------------------------
                                                     $(2,858)          $     -            $    -
                                                 =====================================================

United States and foreign loss from continuing operations before income taxes are as follows:

                                                                   Year ended March 31
                                                        1998              1999              2000
                                                 -----------------------------------------------------
                                                                      (In thousands)
  Pretax (income) loss:
   Domestic                                         $ (9,726)         $(16,997)          $ 1,317
   Foreign                                            (1,815)           (3,121)           (3,596)
                                                 -----------------------------------------------------
                                                    $(11,541)         $(20,118)          $(2,279)
                                                 =====================================================

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

8. Income Taxes (continued)

Significant components of the income taxes benefit from continuing operations are as follows:

                                                                      Year ended March 31
                                                              1998           1999            2000
                                                         ---------------------------------------------
                                                                         (In thousands)
  Current:
   Federal                                                 $(1,143)         $(915)        $    -
   State                                                      (328)             -              -
   Tax benefit from stock option exercises                    (300)             -              -
   Foreign                                                    (485)             -              -
                                                         ---------------------------------------------
  Total current                                             (2,256)          (915)             -

  Deferred:
   Federal                                                  (1,516)           915              -
   State                                                       614              -              -
                                                         ---------------------------------------------
  Total deferred                                              (902)           915              -

  Charge in lieu:
   Credit to additional paid-in capital
    attributable to stock option exercises                     300              -              -
                                                         ---------------------------------------------
                                                           $(2,858)         $   -         $    -
                                                         =============================================

The components of deferred tax assets and liabilities are as follows:

                                                                       1999               2000
                                                              -------------------------------------
                                                                           (In thousands)
  Deferred tax assets:
   Inventory reserves                                               $   780            $   730
   Deferred compensation and other payroll accruals                   1,133              1,016
   Acquired net operating loss carryforwards                            217                217
   Net operating loss carryover                                       6,120              4,200
   General business tax credit carryforwards                            958                975
   Alternative minimum tax credit carryforwards                         404                463
   State tax credits                                                                        81
   Bad debt reserve                                                     307                865
   Other reserves                                                       178                255
   Other, net                                                           314                400
                                                              -------------------------------------
  Total deferred tax assets                                          10,411              9,202
  Valuation allowance for deferred tax assets                        (6,575)            (6,145)
                                                              -------------------------------------
  Net deferred tax assets                                             3,836              3,057
                                                              -------------------------------------

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

8. Income Taxes (continued)

                                                                       1999              2000
                                                         ------------------------------------
                                                                     (In thousands)
  Deferred tax liabilities:
   Tax over book depreciation                                         2,777             1,973
   Capitalized interest and taxes                                       468               451
   Cash to accrual adjustment                                           556               347
   Other, net                                                            35               286
  Total deferred tax liabilities                                      3,836             3,057
                                                         ------------------------------------
  Net deferred taxes                                        $             -   $             -
                                                         ====================================

At March 31, 2000, for federal income tax purposes, the Company had approximately $975,000 in general business credit carryforwards and $463,000 of alternative minimum tax credit carryforwards. The Company also has $9,900,000 of net operating loss carryforwards for federal income tax purposes which begin to expire in 2019, and $640,000 of net operating loss carryfowards which were acquired as part of the ICI acquisition. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax asset related to these credits and net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense, other than the ICI operating loss carryforwards whose realization will result in an adjustment of assets acquired in this acquisition. The credit carryforwards expire at various dates beginning in 2001 and the acquired net operating losses begin to expire in 2003.

Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

9. Associate Incentive Programs

Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 1998, 1999 or 2000.

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

9. Associate Incentive Programs (continued)

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $548,000, $644,000 and $677,000 in 1998, 1999 and 2000, respectively.

Effective April 1, 1987, the Company established a noncontributory
Associate Stock Ownership Plan (ASOP) for all associates with more than six months of eligible service. The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of Company stock. The Company contributions to the ASOP were approximately $511,000, $55,000 and $69,000 in 1998, 1999 and 2000,
respectively. Shares distributed through the ASOP Plan were included in total outstanding shares used in the earnings per share calculation.

10. Deferred Compensation Plans

During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $302,000, $377,000 and $110,000 for 1998, 1999 and 2000, respectively.

11. Stock Option Plans

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

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

11. Stock Option Plans (continued)
A summary of all Company stock option activity is as follows:

                                                               Year ended March 31
                                           1998                         1999                          2000
                           ----------------------------------------------------------------------------------------
                                                 Weighted                     Weighted                      Weighted
                                                 Average                      Average                       Average
                                                 Exercise                     Exercise                      Exercise
                                  Options         Price        Options         Price         Options         Price
                            ----------------------------------------------------------------------------------------
                                                      (In thousands, except per share data)
Options outstanding at
 beginning of year                   640           $6.41          563           $4.67           628            5.27
 Granted                             502            4.63          149            7.36           358           10.36
 Exercised                          (578)           4.79          (59)           4.63          (152)           4.65
 Canceled                             (1)           5.99          (25)           4.63           (33)           4.65
                           ----------------------------------------------------------------------------------------
Options outstanding at end
 of year                             563           $4.67          628           $5.27           801            7.68
                           ========================================================================================
Exercisable at end of year                                        165                           219
                           ========================================================================================
Available for grant at end
 of year                             157                           37                           114
                           ========================================================================================
Weighted average fair
 value of options granted                          $2.43                        $3.81                        $ 5.25
                           ========================================================================================

The exercise price for options outstanding as of March 31, 2000, $4.50 to $11.00. The weighted-average renewing contractual life of those options is 8.0 years.

In connection with the completed spin-off of the Company's interest in ATL, the Company made secured loans to option holders in amounts up to the exercise price of their options, which totaled $3.4 million. These notes are full recourse, are secured by the shares of stock of the Company and ATL are interest bearing with a rate of 5.7% and are due five years from the exercise date. Loans must be repaid upon sale of the underlying shares of stock or upon termination of employment.

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

11. Stock Option Plans (continued)
Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

In calculating pro forma information regarding net income and earning per share, as required by Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumption:

                                                         Years ended March 31
                                                     1998             1999              2000
                                        ----------------------------------------------------

   Dividend rate                                      0.0              0.0               0.0
   Expected life - years                              7.0              7.0               7.0
   Risk-free interest rate                            6.0              6.0               6.0
   Volatility of common stock                         0.4              0.4               0.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended March 31, 1998, 1999 and 2000 follows (in thousands, except per share data):

                                                     1998               1999               2000
                                        -------------------------------------------------------

 Pro forma:
   Net loss                                       $(7,084)          $(20,555)           $(2,969)
   Basic and diluted loss per share               $ (1.03)          $  (2.63)           $ (0.33)

Iteris, Inc.'s Stock Options

In September 1997, Iteris granted options to purchase up to 899,960 shares of its common stock to certain members of its senior management at an exercise price of $1.07 per share. The options granted vested ratably at 25% on each of the first four anniversaries of the grant date.

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

11. Stock Option Plans (continued)
Iteris, Inc.'s Stock Options (continued)

Subsequently, Iteris' Board of Directors adopted and approved the 1998 Stock Incentive Plan (the "Plan"), as amended in February 2000, authorized 3,000,000 shares of Iteris' common stock for issuance under the Plan, and granted thereunder options to purchase 1,731,485 shares of common stock at exercise prices ranging from $1.60 to $9.07 per share, the fair value of the underlying common stock as of the date of grant as determined by the Board of Directors. Options expire ten years after date of grant or 90 days after termination of employment. The options granted vested ratably at 25% on each of the first four anniversaries of the grant date.

Mariner Networks, Inc.'s Stock Options

In March 2000, Mariner's Board of Directors adopted a Special Executive Stock Option Plan which provides for the granting of stock options for shares of Mariner's unissued common stock to certain officers, key employees, non-employee members of the Board of Directors, consultants and independent contractors. A total of 1,176,500 shares of Mariner's common stock are reserved for issuance under this plan. Options expire ten years after date of grant or 90 days after termination of employment and vest upon the optionee's completion of five years of service measured from the vesting commencement date as specified on the stock option agreements. The vesting of these options will accelerate upon initial public offering of Mariner's common stock. Options to purchase 800,500 shares of Mariner's common stock were outstanding at March 31, 2000.

In March 2000, Mariner's Board of Directors also adopted the 1999 Employee Stock Option Plan which provides options for shares of Mariner's common stock to associates, non-employee members of the Board of Directors of Mariner, Odetics or other Odetics' subsidiaries and independent consultants. A total of 588,500 shares of Mariner's common stock are reserved for issuance under this plan. Options expire ten years after date of grant or 90 days after termination of employment and vest upon the optionee's completion of five years of service measured from the vesting commencement date as specified on the stock option agreements. The vesting of these options will accelerate upon initial public offering of Mariner's common stock. Options to purchase 328,000 shares of Mariner's common stock were outstanding at March 31, 2000.

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

12. Commitments and Contingencies

The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases at March 31, 2000 is as follows:


    Fiscal Year                                 (in thousands)
    -----------
      2001                                                 $  626
      2002                                                    508
      2003                                                     17
                                             --------------------
                                                           $1,151
                                             ====================

Rent expense under operating leases totaled $258,000, $725,000 and $973,000, respectively for the years ended March 31, 1998, 1999 and 2000.

13. Business Segment and Geographic Information

The Company operates in three reportable segments: intelligent transportation systems, video products which includes products for the television broadcast and video security markets, and telecommunications. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

13. Business Segment and Geographic Information (continued)

corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments. Intersegment sales are recorded at the selling segment's cost plus profit.

The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.

Selected financial information for the Company's reportable segments as of and for the years ended March 31, 1998, 1999 and 2000 follows:

                                        Intelligence      Video Products    Telecom Product
(In thousands)                         Transportation                                              Total
------------------------------------------------------------------------------------------------------------

Year ended March 31, 1998

Revenue from external customers                $ 5,841          $ 54,161           $23,613          $ 83,615
Intersegment revenues                                -             4,163                53             4,216
Depreciation and amortization                      514             1,362               589             2,465
Segment income (loss)                           (5,445)           (2,240)            3,527            (4,158)
Segment assets                                  11,614            37,913             7,943            57,470
Expenditure for long-lived assets                7,384             4,003             1,001            12,388

Year ended March 31, 1999

Revenue from external customers                $14,580          $ 46,755           $13,974          $ 75,309
Intersegment revenues                                -             5,351                94             5,445
Depreciation and amortization                      765             2,282             1,199             4,246
Segment income (loss)                           (3,865)           (5,381)           (2,617)          (11,863)
Segment assets                                  17,943            38,831             8,954            65,728
Expenditure for long-lived assets                4,924             3,457             3,084            11,465

Year ended March 31, 2000

Revenue from external customers                $23,411          $ 38,958           $ 9,664          $ 72,033
Intersegment revenues                                -             6,001                84             6,085
Depreciation and amortization                    1,962             2,637             1,182             5,781
Segment income (loss)                           (4,407)          (16,350)           (7,824)          (28,581)
Segment assets                                  19,240            38,831             8,954            67,025
Expenditure for long-lived assets                  470               760             1,108             2,338

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

13. Business Segment and Geographic Information (continued)

The following reconciles segment income to consolidated income before income taxes and segment assets and deprecation and amortization to consolidated assets and consolidated depreciation and amortization:

(In thousands)                                                     1998            1999            2000
-------------------------------------------------------------------------------------------------------

Revenue
Total revenues for reportable segments                         $ 87,832        $ 80,754        $ 78,118
Non reportable segment revenues                                   6,220           8,064           8,673
Elimination of Intersegment sales                                (4,216)         (5,445)         (6,084)
                                                        -----------------------------------------------
     Total consolidated revenues                               $ 89,836        $ 83,373        $ 80,707
                                                        ===============================================

Segment Profit or Loss
Total profit or loss for reportable segments                   $ (4,158)       $(11,863)       $(28,581)
Other profit or loss                                               (273)         (1,201)         (3,618)
Unallocated amounts:
Corporate and other expenses                                     (4,777)         (5,247)         (6,469)
Special income or charge                                         (1,716)                         38,437
Interest expense                                                   (617)         (1,807)         (2,048)
                                                        -----------------------------------------------
     Loss from continuing operations before income taxes       $(11,541)       $(20,118)       $ (2,279)
                                                        ===============================================

Assets
Total assets for reportable segments                           $ 57,470        $ 65,728        $ 67,025
Assets held at Corporate                                         31,320          15,627          14,825
                                                        -----------------------------------------------
     Total assets                                              $ 88,790        $ 81,355        $ 81,850
                                                        ===============================================

Depreciation and Amortization
Depreciation and amortization for reportable segments          $  2,465        $  4,246        $  5,781
Other                                                               447             959           1,404
                                                        -----------------------------------------------
     Total depreciation and amortization                       $  2,912        $  5,205        $  7,185
                                                        ===============================================

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

13. Business Segment and Geographic Information (continued)

Selected financial information for the Company's operations by geographic segment is as follows:

(In thousands)                                                     1998           1999           2000
-----------------------------------------------------------------------------------------------------

Geographic Area Revenue
United States                                                   $60,502        $61,171        $65,285
Europe                                                            5,538          7,582          8,509
Asia Pacific Rim                                                 17,842          6,287          2,821
Other                                                             5,954          8,333          4,092
                                                        ---------------------------------------------
     Total net revenue                                          $89,836        $83,373        $80,707
                                                        =============================================

Geographic Area Long-Lived Assets
United States                                                   $32,929        $39,424        $38,805
Europe                                                              504          1,612          1,101
Asia Pacific Rim                                                     24             33             15
                                                        ---------------------------------------------
     Total long-lived assets                                    $33,457        $41,069        $39,921
                                                        =============================================

14. Supplemental Cash Flow Information

                                                                             Year ended March 31
                                                                           1998        1999       2000
                                                                    ----------------------------------
                                                                               (In thousands)
  Net cash used in changes in operating assets and liabilities, net of acquisitions:
     (Increase) decrease in accounts receivable                         $ 1,136     $(2,706)   $ 4,568
     (Increase) decrease in net costs and estimated earnings in
      excess of billings                                                 (1,771)        276       (833)

     (Increase) decrease in inventories                                  (4,604)      4,825     (2,227)
     Increase in prepaids and other assets                                 (951)        111        428
     Increase (decrease) in accounts payable and accrued expenses         4,728        (946)      (757)
                                                                    ----------------------------------
  Net cash used in changes in operating assets and liabilities          $(1,462)    $ 1,560    $ 1,179
                                                                    ==================================
  Cash paid during the year:
   Interest                                                             $ 1,526     $ 1,997    $ 1,995
   Income taxes paid (refunded)                                             365        (463)    (1,144)
  Noncash transactions during the year:
   Purchase of subsidiary for stock                                     $ 2,734     $ 5,845    $     -
   Acquisition of business for note payable                                   -           -      2,000
   MMA purchase price adjustment                                              -           -        251

                                 Odetics, Inc.

                  Notes to Consolidated Financial Statements

15. Legal Proceedings

On October 11, 1999, the Company settled a patent infringement case it had brought against Storage Technology Corporation (StorageTek). Through an agreement, StorageTek agreed to pay the Company a license fee totaling $100.0 million for use of the Company's United States Patent No. 4,779,151. Under the agreement, the license fee was payable in three installments: $80.0 million upon signing of the agreement, and two annual installments of $10.0 million payable in each of October 2000 and 2001. In connection with the initial payment, the Company received $38.4 million, net of legal fees and other direct expenses, which is reflected in the accompanying consolidated statement of operations as royalty income.

On June 12, 2000, the Company and StorageTek amended the agreement, whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, the Company will recognize non-operating income in that amount in its quarter ended June 30, 2000.

                                 ODETICS, INC.

                Schedule II - VALUATION AND QUALIFYING ACCOUNTS

               Column A                          Column B               Column C                Column D         Column E
--------------------------------------------------------------------------------------------------------------------------
                                                Balance at       Charged                                         Balance
                                              Beginning of      to Costs      Charged to       Deductions        at End
               Description                        Period      and Expenses      Accounts        Describe        of Period
--------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts........    $  350,000      $  155,000      $      0      $   (73,000)      $  432,000
     Reserve for inventory obsolescence.....     2,437,000       1,240,000             0      $  (796,000)       2,881,000
                                                --------------------------------------------------------------------------
        Total...............................    $2,787,000      $1,395,000      $      0      $  (869,000)      $3,313,000
                                                ==========      ==========      ========      ===========       ==========

Year ended March 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts........    $  432,000      $  332,000      $125,000      $   (50,000)      $  839,000
     Reserve for inventory obsolescence.....     2,881,000       1,590,000             0      $(1,300,000)       3,171,000
                                                --------------------------------------------------------------------------
        Total...............................    $3,313,000      $1,922,000      $125,000      $(1,350,000)      $4,010,000
                                                ==========      ==========      ========      ===========       ==========

Year ended March 31, 2000:
  Deducted from asset accounts:
     Allowance for doubtful accounts........    $  839,000      $1,293,000      $      0      $   (64,000)      $2,068,000
     Reserve for inventory obsolescence.....     3,171,000      $1,438,000             0      $(1,123,000)       3,486,000
                                                --------------------------------------------------------------------------
        Total...............................    $4,010,000      $2,731,000      $      0      $(1,187,000)      $5,554,000
                                                ==========      ==========      ========      ===========       ==========