Form 10-Q
period 2000-06-30
ODETICS INC
filed 2000-08-14
CIK 350868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
   [X]               QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                       OR

   [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

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

                              Yes [X]     No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Number of shares of Common Stock outstanding as of AUGUST 7, 2000

                   Class A Common Stock  -  8,209,217 shares.
                   Class B Common Stock  -  1,051,541 shares.

                                     INDEX
                                     -----


PART I     FINANCIAL INFORMATION                                   Page
--------------------------------                                   ----

ITEM 1.    CONSOLIDATED STATEMENTS OF OPERATIONS FOR                 3
           THE THREE MONTHS ENDED JUNE 30, 1999 AND
           JUNE 30, 2000 (UNAUDITED)

           CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2000             4
           AND JUNE 30, 2000 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                 6
           THE THREE MONTHS ENDED JUNE 30, 1999 AND
           2000 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                     10
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT           19
           MARKET RISK

PART II  OTHER INFORMATION
--------------------------

ITEM 1.    LEGAL PROCEEDINGS                                        20

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                20

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                          20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      20

ITEM 5.    OTHER INFORMATION                                        20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                         20

SIGNATURES                                                          21

     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I  FINANCIAL INFORMATION

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                         -------------------
                                                           1999       2000
                                                         --------   --------
Net sales and contract revenues:
  Net sales                                               $17,370    $14,842
  Contract revenues                                         4,705      4,782
                                                         --------   --------
      Total net sales and contract revenues                22,075     19,624

Costs and expenses:
  Cost of sales                                            12,203     11,764
  Cost of contract revenues                                 3,160      3,259
                                                         --------   --------
    Gross profit                                            6,712      4,601
                                                         --------   --------
  Selling, general and administrative expense               8,859     11,144
  Research and development expense                          3,879      4,610
                                                         --------   --------
      Total operating expenses                             12,738     15,754
                                                         --------   --------
Loss from operations                                       (6,026)   (11,153)
                                                         --------   --------
Non-operating items
  Other income                                                 --     19,055
  Interest expense, net                                       617        472
                                                         --------   --------
Income (loss) before taxes                                 (6,643)     7,430
                                                         --------   --------
Income tax expense                                             --         --
                                                         --------   --------
Net income (loss)                                         ($6,643)  $  7,430
                                                         ========   ========
Earnings (loss) per share:
  Basic                                                    ($0.74)     $0.80
                                                         ========   ========
  Diluted                                                  ($0.74)     $0.78
                                                         ========   ========
Weighted average number of shares outstanding:
  Basic                                                     9,030      9,249
                                                         ========   ========
  Diluted                                                   9,030      9,528
                                                         ========   ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                  (unaudited)
                                                   March 31,        June 30,
                                                     2000            2000
                                                   --------        --------
ASSETS
Current assets
 Cash                                              $  4,880        $  7,353
 Trade accounts receivable, net                      13,576          12,242
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                   3,283           2,842

 Inventories:
  Finished goods                                      1,203           1,235
  Work in process                                       859             754
  Materials and supplies                             16,150          17,181
                                                   --------        --------
 Total inventories                                   18,212          19,170

 Prepaid expenses                                     1,978           2,351
                                                   --------        --------
Total current assets                                 41,929          43,958

Property, plant and equipment:
 Land                                                 2,060           2,060
 Buildings and improvements                          18,868          18,915
 Equipment, furniture and fixtures                   33,328          34,008
                                                   --------        --------
                                                     54,256          54,983
 Less accumulated depreciation                      (33,520)        (34,185)
                                                   --------        --------
 Net property, plant and equipment                   20,736          20,798

Capitalized software costs, net                       6,482           6,198
Goodwill, net                                        12,004          11,916
Other assets                                            699             615
                                                   --------        --------
 Total assets                                      $ 81,850        $ 83,485
                                                   ========        ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                (in thousands)

                                                                  (unaudited)
                                                     March 31,      June 30,
                                                       2000           2000
                                                     ---------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                               $ 10,702       $  8,084
 Accrued payroll and related                             4,892          4,878
 Accrued expenses                                        2,313          3,218
 Contractual loss accrual                                3,056          3,056
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                      1,303          1,476
Revolving line of credit                                 3,706              -
Other current liabilities                                    -          5,000
 Current portion of long-term debt                       3,102          3,265
                                                     ----------      ---------

Total current liabilities                               29,074         28,977

Long-term debt, less current portion                    11,666         11,141

Other liabilities                                        5,000              -

Stockholders' equity
 Preferred stock, authorized 2,000,000 shares;
  none issued                                                -              -
 Common stock, authorized 10,000,000 shares of
  Class A and 2,600,000 shares of Class B;
  8,204,351 shares of Class A and 1,051,541 shares
  of Class B issued and outstanding at
  June 30, 2000 - $.10 par value                           923            926
 Paid-in capital                                        61,200         61,485
 Treasury stock                                            (22)            (1)
 Notes receivable from associates                          (61)           (61)
 Accumulated deficit                                   (26,192)       (18,762)
 Accumulated other comprehensive income                    262           (220)
                                                      --------       --------
Total stockholders' equity                              36,110         43,367
                                                      --------       --------
Total liabilities and stockholders' equity            $ 81,850       $ 83,485
                                                      ========       ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                         1999       2000
                                                        -------   --------
Operating activities
 Net income (loss)                                      $(6,643)  $  7,430
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                         1,434      1,037
    Provision for deferred income taxes                     339         --
    Other                                                    --       (482)
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                        640      1,334
    (Increase) decrease in net costs and
      estimated earnings in excess of billings             (352)       614
    (Increase) decrease in inventories                    1,242       (958)
    (Increase) decrease in prepaids and other assets        139       (290)
    (Decrease) in accounts payable and
      accrued expenses                                     (613)    (1,726)
                                                        -------    -------
Net cash provided by (used) in operating activities      (3,814)     6,959

Investing activities
 Purchases of property, plant and, equipment               (494)      (727)
 Software development costs                                (102)        --
                                                        -------    -------
Net cash used in investing activities                      (596)      (727)

Financing activities
 Proceeds from revolving line of credit and
   long-term borrowings                                  11,102      6,782
 Principal payments on line of credit, long-term
   debt and capital lease obligations                    (5,984)   (10,850)
 Proceeds from issuance of common stock                     239        309
                                                        -------   --------
Net cash provided by (used in) financing activities       5,357     (3,759)
                                                        -------   --------
Increase in cash                                            947      2,473

Cash at beginning of year                                   787      4,880
                                                        -------   --------
Cash at June 30                                         $ 1,734   $  7,353
                                                        =======   ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 Note 1 -  Basis of Presentation
 ------
           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of June 30, 2000 and the consolidated results of operations and cash flows for the three month period ended June 30, 1999 and 2000. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000 filed with the Securities and Exchange Commission.

 Note 2 -  Income Taxes
 ------
           Income tax expense (benefit), if any, for the three month period ended June 30, 1999 and 2000 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company did not provide income tax benefit for the losses incurred in the three months ended June 30, 1999 due to the uncertainty as to the ultimate realization of the benefit at that time. Because of the Company's net operating loss carryforwards and tax credit carryforwards, available at June 30, 2000, no provision for income taxes was recorded for the three months ended June 30, 2000.

Note 3 -   Long-Term Debt

                                               March 31,     June 30,
                                                 2000          2000
                                              ----------     --------
                                                   (in thousands)

        Mortgage note                            $ 7,027      $ 6,724
        Notes payable                              5,750        5,750
                                                 -------      -------
        Contracts payable                          1,991        1,932
                                                 -------      -------
                                                  14,768       14,406
        Less current portion                       3,102        3,265
                                                 -------      -------
                                                 $11,666      $11,141
                                                 =======      =======

 Note 4 -  Legal Proceedings
 ------

     On October 11, 1999, Odetics settled a patent infringement case it had brought against Storage Technology Corporation ("StorageTek"). Pursuant to an agreement, StorageTek agreed to pay the Company a license fee totaling $100.0 million for use of the Company's United States Patent No. 4,779,151. Under the agreement, the license fee was payable in three installments:
     $80.0 million upon signing of the agreement, and two annual installments of $10.0 million payable in each of October 2000 and 2001. In connection with the initial payment, the Company received $38.4 million, net of legal fees and other direct expenses, which was reflected as royalty income in the Company's statement of operations in its fiscal year ended March 31, 2000.

     On June 12, 2000, the Company and StorageTek amended the agreement, whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, the Company recognized non-operating income in that amount in its quarter ended June 30, 2000.


Note 5 -  Comprehensive Income
------

          The components of comprehensive income (loss) for the three months ended June 30, 1999 and 2000 are as follows in thousands:

                                                       Three Months Ended
                                                            June 30,
                                                      --------------------
                                                        1999       2000
                                                      --------   --------
             Net income (loss)                         $(6,643)    $7,430
             Foreign currency translation adjustment       110       (482)
                                                      --------   --------
             Comprehensive income (loss)               $(6,533)    $6,948
                                                      ========   ========

Note 6 -  Business Segment Information
------

          The Company operates in three reportable segments: intelligent transportation systems, video products, which include products for the television broadcast and video security markets, and telecommunications. Selected financial information for the Company's reportable segments for the three months ended June 30, 1999 and 2000 follows (in thousands):

                                      Intelligent       Video      Telecom
                                    Transportation    Products     Products     Total
                                   -----------------------------------------------------
Three months ended June 30, 1999

Revenue from external customers         5,097          11,444       3,644      20,185
Intersegment revenues                       -           1,167          16       1,183
Segment income (loss)                    (688)         (2,177)     (1,015)     (3,880)

Three months ended June 30, 2000

Revenue from external customers         5,777          10,214       1,360      17,351
Intersegment revenues                       -           1,227          28       1,255
Segment income (loss)                  (2,381)         (3,214)     (1,688)     (7,283)

The following reconciles segment income (loss) to consolidated income (loss) before income taxes in thousands:

                                                  Three Months Ended
                                                       June 30,
                                               -----------------------
                                                  1999         2000
                                               ----------   ----------
Revenue
Total revenues for reportable segments            $21,368      $18,606
Non-reportable segment revenues                     1,890        2,273
Elimination of intersegment sales                  (1,183)      (1,255)
                                               ----------   ----------

Total consolidated revenues                        22,075       19,624
Total loss for reportable segments                 (3,880)      (7,283)
Other profit or loss                                 (842)      (1,125)

Unallocated amounts:
Corporate and other expenses                       (1,304)      16,310
Interest expense                                     (617)        (472)
                                               ----------   ----------
Income (loss) before income taxes                 $(6,643)     $ 7,430
                                               ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues and results of operations, funding and cash requirements, supply issues, market acceptance of new products, the Odetics incubator strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." Odetics' actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Odetics undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Odetics defines its business segments as Video Products, Telecom Products and Intelligent Transportation Systems ("ITS"). The Video Products segment includes our Broadcast, Inc. and Gyyr, Incorporated subsidiaries. The Telecom Products segment includes Zyfer, Inc., which manufactures timing and synchronization products, and the business of Mariner Networks, Inc, a wholly-owned subsidiary. The ITS segment consists of Odetics' 93% owned subsidiary, Iteris, Inc.

     Net Sales and Contract Revenues. Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 11.1% to $19.6 million for the three months ended June 30, 2000, compared to $22.1 million in the corresponding period of the prior fiscal year. Contract revenues increased 1.6% to $4.8 million for the three months ended June 30, 2000 compared to $4.7 million in the corresponding period of the prior fiscal year. The increase in contract revenues in the three months ended June 30, 2000 reflects a 20.0% increase in Iteris' contract revenues for intelligent transportation systems projects, offset by a nearly corresponding decline in revenues from contracts related to geographical information systems. We have focused our recent contract procurement efforts on commercial markets and the markets for Iteris' products and services.

     Net sales decreased 14.6% to $14.8 million for the three months ended June 30, 2000, compared to $17.4 million in the corresponding period of the prior fiscal year. This increase reflects decreased sales in Broadcast, Mariner Networks and Zyfer, offset in part by a 4.7% increase in sales of Gyyr products. The decrease in Broadcast sales reflects delays in the delivery of our Roswell facility management system. We expect the Roswell system to begin shipping in the three months ended September 30, 2000. The decline in Mariner Networks' sales reflects the loss in August 1999 of IBM as a significant OEM customer of its FRAIM product family. We expect that Mariner Networks will begin delivery of its Dexter 3000 product in the three months ended September 30, 2000. Iteris' revenues derived from product sales were relatively flat in the three months ended June 30, 2000 compared to the corresponding period of 1999, reflecting unchanged sales of Vantage intersection control products year over year.

     Gross Profit. Gross profit as a percent of net sales decreased to 20.7% for the three months ended June 30, 2000, compared to 29.7% the corresponding period in the prior fiscal year. This decrease primarily reflects lower gross profits earned as a percent of net sales in Mariner Networks, Zyfer and Broadcast. Each of these three businesses experienced lower sales volume in the three months ended June 30, 2000, and increased levels of unabsorbed manufacturing overhead. Broadcast experienced increased gross profit as a percent of net sales in the three months ended June 30, 2000 as a result of a product mix that included less software content than the previous year's comparable quarter. As Broadcast begins delivering Roswell, its facility management system, it expects gross profits as a percent of net sales to increase. Gross profit as a percent of contract revenues decreased to 31.9% for the three months ended June 30, 2000 compared to 32.8% in the comparable period of the prior fiscal year. The decline in gross profits on contract revenues for the three months ended June 30, 2000 primarily reflects an unfavorable mix of certain ITS contracts at lower gross profits in the first quarter of the current fiscal year.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 25.8% to $11.1 million (or 56.8% of total net sales and contract revenues) in the three months ended June 30, 2000 compared to $8.9 million (or 40.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. This increase primarily reflects increased sales and marketing expenses in Broadcast and Mariner Networks. We increased our sales and marketing expenses 12.8% in Broadcast in the three months ended June 30, 2000, compared to the prior year period, to build the selling organization to support anticipated growth in sales of its Roswell facility management system. We increased spending for sales and marketing expenses by 51.0% in Mariner Networks in the three months ended June 30, 2000 compared to the comparable period in 1999 as a result of general infrastructure required for our Dexter family of products which are scheduled for release to market during the three months ending September 30, 2000. Our general and administrative expenses, which are aggregated with sales and marketing expenses in our statements of operations, increased approximately 46.9% in the three months ended June 30, 2000 compared to 1999 primarily due to increased administrative infrastructure in Iteris, in addition to the write-off of $360,000 of offering costs related to Iteris' aborted initial public offering. In anticipation of its planned public offering and separation from Odetics, Iteris expanded its administrative infrastructure beginning in the three months ended December 31, 1999. The principal expense categories that increased include sales and marketing labor costs, advertising and promotion to support new products and markets, and costs related to international expansion.

     Research and Development Expense. Research and development expense increased 18.9% to $4.6 million (or 23.5% of total net sales and contract revenues) in the three months ended June 30, 2000 compared to $3.9 million (or 17.6% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development expense in the three months ended June 30, 1999 compared to the previous fiscal year period principally reflects increased product development expenses in Zyfer and Iteris. For competitive reasons, Odetics closely guards the confidentiality of its specific development projects. The increase in Zyfer primarily reflects increased development work to support its new Stealthkey(TM) product initiatives in secured communications over the Internet. The increase in Iteris primarily reflects increased development investment to support its initiatives in personalized traveler information in addition to continued development of its AutoVue product line. The principle expense categories that increased include development labor and related benefits, prototype material cost and consulting fees.

     Interest Expense, Net. Interest expense, net reflects interest income and interest expense as follows:

                                                   Three Months Ended
                                                        June 30,
                                                 --------------------
                                                   1999        2000
                                                 --------    --------
                                                    (in thousands)

     Interest Expense                               $ 617       $ 539
     Interest Income                                    -          67
                                                 --------    --------
     Interest Expense, Net                          $ 617       $ 472
                                                 ========    ========

     Interest expense primarily reflects interest on Odetics' line of credit borrowings and mortgage interest. Interest income in the three months ended June 30, 2000 was derived from short-term investments of excess cash deposits. The decrease in interest expense for the three months ended June 30, 2000 compared to the comparable period in the prior fiscal year reflects a decrease in the Odetics' average outstanding borrowings on its line of credit facility.

     Income Taxes. No income tax benefit was provided on the net loss of Odetics for the three months ended June 30, 1999 because management determined that Odetics could not meet the criteria for recognition of the resulting deferred tax asset. Because of the Company's net operating loss carryforwards and the credit carryforwards available at June 30, 2000, no provision for income taxes was recorded for the three months ended June 30, 2000.

Liquidity and Capital Resources

     Odetics reported net income of $7.4 million in the three months ended June 30, 2000. Net income included cash received from non-operating gains of $19.1 million. Net income, adjusted for non-cash expenses for depreciation, and working capital financing needs of $1.5 million during the three months ended June 30, 2000 yielded net cash provided by operations of $7.0 million. We used $727,000 of operating cash generated during the quarter ended June 30, 2000 to finance capital equipment purchases and utilized the balance to service long-term debt and reduce borrowings on our line of credit.

     Odetics has a $17.0 million line of credit relationship with Transamerica Business Credit providing for borrowings at prime plus 2.0% (11.5% at June 30, 2000). At June 30, 2000, Odetics had no outstanding borrowings on this line of credit. Odetics' borrowing under this line of credit are secured by substantially all of its assets.

     During the three months ended June 30, 2000, we recognized non-operating income of $19.1 million in connection with the settlement with StorageTek and the sale of certain assets of our solid state recorder product line. In October 1999, we settled litigation with StorageTek in exchange for license fees payable to us of $100.0 million, $80.0 million of which was paid on the settlement date. In June 2000, we amended the settlement agreement with StorageTek to provide for the acceleration of the payment of the $20.0 million still owed Odetics. Under the terms of the amendment, StorageTek paid us $17.8 million in the three months ended June 30, 2000 to complete the settlement. We recognized non-operating income in the amount of $17.8 million in the three months ended June 30, 2000, and used cash proceeds to pay down borrowings on our line of credit. During the three months ended June 30, 2000, Odetics sold for cash of $1.5 million certain assets of its solid state recording product line. In connection with this sale, we recorded a non-operating gain of $1.2 million in the three months ended June 30, 2000.

      In July 1999, Odetics sold an option to Manchester Capital LLC for an aggregate purchase price of $5.0 million to purchase certain real property of Odetics consisting of approximately 14 acres located at 1515 South Manchester Avenue, Anaheim, California. Odetics used the proceeds of the option sale for general working capital purposes. In August 2000, Odetics repurchased this option from Manchester Capital LLC for $5.6 million.

     The Odetics strategy of incubating companies for eventual spin-off or sale requires significant investments of cash. Odetics has historically utilized several alternatives for meeting its liquidity requirements, including the monetization of certain real property, the re-negotiation of its credit facilities, and the sale of additional equity and debt instruments. Odetics anticipates that it will be successful in its efforts to continue to finance its capital requirements and that it will be able it to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.

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

     Our Quarterly Operating Results Fluctuate as a Result of Many Factors. Our quarterly operating results have fluctuated and are likely to continue to fluctuate due to a number of factors, many of which are not within our control. Factors that could affect our revenues include the following:

     . our significant investment in research and development for our subsidiaries and divisions;
     . our ability to develop, introduce, market and gain market acceptance of new products applications and product enhancements in a timely manner;
     .  the size and timing of significant customer orders;
     .  the introduction of new products by competitors;
     . the availability of components used in the manufacture of our products; . our ability to control costs;
     . changes in our pricing policies and the pricing policies by our suppliers and competitors as well as increased price competition in general;
     . the long lead times associated with government contracts or required by vehicle manufacturers;
     . our success in expanding and implementing our sales and marketing programs;
     .  technological changes in our target markets;
     .  our relatively small level of backlog at any given time;
     .  the mix of sales among our divisions;
     . deferrals of customer orders in anticipation of new products, applications or product enhancements;
     .  the Asian economic crisis and instability;
     . currency fluctuations and our ability to get currency out of certain foreign countries; and
     .  general economic and market conditions.

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

     We Have Experienced Substantial Losses and Expect Future Losses. We have experienced operating losses of $11.2 million for the three months ended June 30, 2000, $38.7 million for the year ended March 31, 2000 and $18.3 million for the year ended March 31, 1999. We may not be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business units. As a result, we may continue to experience losses, which could cause the market price of our common stock to decline.

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

     We Have Significant International Sales and Are Subject to Risks
Associated with Operating in International Markets. International product sales represented approximately 20% of our total net sales and contract revenues for the three months ended June 30, 2000, 19% for the fiscal year ended March 31, 2000, approximately 27% for the fiscal year ended March 31, 1999 and approximately 34% for the fiscal year ended March 31, 1998. International business operations are subject to inherent risks, including, among others:

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

     We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris, a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 24% of our total net sales and contract revenues for the year ended March 31, 2000. We expect revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

     The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. We may not be able to increase or sustain the current market price of our common stock in the future. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

     .  quarterly variation in operating results;
     .  shortages announced by suppliers;
     .  announcements of technological innovations or new products;
     .  acquisitions or businesses, products or technologies;
     .  changes in pending litigation;
     .  our ability to spin-off any division;
     . applications or product enhancements by us or by our competitors; and . changes in financial estimates by securities analysts.

     The stock market in general has recently experienced volatility, which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       Substantially all of the Company's debt outstanding at June 30, 2000 is fixed rate debt and accordingly, the Company does not have significant exposure to changes in interest rates.

                           PART II  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On October 11, 1999, Odetics settled a patent infringement case it had brought against Storage Technology Corporation ("StorageTek"). Pursuant to an agreement, StorageTek agreed to pay Odetics a license fee totaling $100.0 million for use of Odetics' United States Patent No. 4,779,151. Under the agreement, the license fee was payable in three installments: $80.0 million upon signing of the agreement, and two annual installments of $10.4 million payable in each of October 2000 and 2001. In connection with the initial payment, Odetics received $38.4 million, net of legal fees and other direct expenses, which was reflected as royalty income in Odetics' statement of operations in its fiscal year ended March 31, 2000.

         On June 12, 2000, Odetics and StorageTek amended the agreement, whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, Odetics recognized non-operating income in that amount in its quarter ended June 30, 2000.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

Item 5.  OTHER INFORMATION

         NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                27.  Financial Data Schedule

         (b)    Reports on Form 8-K

                NONE.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ODETICS, INC.
                            (Registrant)


                            By  /s/ Gregory A. Miner
                              ----------------------
                              Gregory A. Miner
                              Vice President and Chief Operating Officer
                              (Principal Financial Officer)


                            By  /s/ Gary Smith
                              ----------------
                              Gary Smith
                              Vice President and Controller
                              (Principal Accounting Officer)

 Dated:  August 14, 2000
      ------------------