Form 10-Q
period 2000-09-30
ODETICS INC
filed 2000-11-14
CIK 350868

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

           [X]   QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2000

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

      Number of shares of Common Stock outstanding as of November 9, 2000

                    Class A Common Stock 9,422,890 shares.
                    Class B Common Stock 1,045,741 shares.

                                     INDEX
                                     -----

PART I     FINANCIAL INFORMATION                              Page
--------------------------------                              ----
ITEM 1.   CONSOLIDATED STATEMENTS OF OPERATIONS FOR            3
          THE THREE MONTHS AND SIX MONTHS ENDED
          SEPTEMBER 30, 1999 AND 2000 (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT  MARCH 31, 2000       4
          AND SEPTEMBER 30, 2000 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR            6
          THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND
          2000 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                11
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES            23
          ABOUT MARKET RISKS

PART II OTHER INFORMATION
-------------------------

ITEM 1.   LEGAL PROCEEDINGS                                   23

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS           23

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                     23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                  23
          SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION                                   24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    24

SIGNATURES                                                    25

     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I  FINANCIAL INFORMATION

                                 ODETICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                    Three Months Ended          Six Months Ended
                                                       September 30,              September 30,
                                                --------------------------   ------------------------
                                                  1999              2000       1999            2000
                                                  ----              ----       ----            ----
Net sales and contract revenues:
    Net sales                                   $ 15,334         $  14,175   $ 32,704        $ 29,017
    Contract revenues                              4,838             4,850      9,543           9,632
                                                --------         ---------   --------        --------
      Total net sales and contract revenues       20,172            19,025     42,247          38,649

Costs and expenses:
    Cost of sales                                 11,806            11,457     24,009          23,221
    Cost of contract revenues                      3,812             3,052      6,972           6,311
                                                --------         ---------   --------        --------
      Gross Profit                                 4,554             4,516     11,266           9,117
                                                --------         ---------   --------        --------

    Selling, general and administrative expense    8,493            10,789     17,352          21,933
    Research and development expense               4,329             5,564      8,208          10,174
                                                --------         ---------   --------        --------
      Total operating expenses                    12,822            16,353     25,560          32,107
                                                --------         ---------   --------        --------
Loss from operations                              (8,268)          (11,837)   (14,294)        (22,990)
                                                --------         ---------   --------        --------

Non-operating items
    Other income                                       0                 0          0         (19,055)
    Interest expense net                             750               429      1,367             901
                                                --------         ---------   --------        --------
Income loss before taxes                          (9,018)          (12,266)   (15,661)         (4,836)
                                                --------         ---------   --------        --------

Income tax benefit                                (6,575)                0     (6,575)              0
                                                --------         ---------   --------        --------
Net loss                                         ($2,443)         ($12,266)   ($9,086)        ($4,836)
                                                ========         =========   ========        ========

    Basic and diluted loss per share              ($0.27)           ($1.27)    ($1.00)         ($0.51)
                                                ========         =========   ========        ========

Weighted average number of shares outstanding      9,068             9,664      9,049           9,456
                                                ========         =========   ========        ========

                 See notes to consolidated financial statements

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)




                                               March 31,   September 30,
                                                 2000          2000
                                               --------    ------------
ASSETS
Current assets
   Cash                                        $  4,880     $  9,871
   Trade accounts receivable, net                13,576       13,269
   Costs and estimated earnings in excess
      of billings on uncompleted contracts        3,283        2,604

   Inventories:
      Finished goods                              1,203        1,257
      Work in process                               859          565
      Materials and supplies                     16,150       18,175
                                               --------    ---------
Total inventories                                18,212       19,997

   Prepaid expenses                               1,978        1,935
   Income taxes receivable                            0            0
   Deferred income taxes                              0            0
                                               --------    ---------
Total current assets                             41,929       47,676

Property, plant and equipment:
   Land                                           2,060        2,060
   Buildings and improvements                    18,868       18,968
   Equipment, furniture and fixtures             33,328       34,693
                                               --------    ---------
                                                 54,256       55,721
   Less accumulated depreciation                (33,520)     (34,696)
                                               --------    ---------
   Net property, plant and equipment             20,736       21,025

Capitalized software costs, net                   6,482        5,874
Goodwill, net                                    12,004       11,577
Other assets                                        699          573
                                               --------    ---------
   Total assets                                $ 81,850     $ 86,725
                                               ========    =========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                                (in thousands)





                                                       March 31,    September 30,
                                                         2000           2000
                                                       ---------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Trade accounts payable                              $ 10,702       $ 11,938
    Accrued payroll and related                            4,892          5,152
    Accrued expenses                                       2,313          1,358
    Contract loss accrual                                  3,056          2,738
    Billings in excess of costs and
       estimated earnings on uncompleted contracts         1,303          1,802
    Revolving line of credit                               3,706          2,095
   Current portion of long-term debt                       3,102          3,225
                                                       ---------    -----------
Total current liabilities                                 29,074         28,308

Long-term debt, less current portion                      11,666         10,588

Other liabilities                                          5,000              0

Deferred income taxes                                          0              0
Stockholders' equity
   Preferred stock, authorized 2,000,000 shares;
       none issued                                             -              -
   Common stock, authorized 10,000,000 shares of
       Class A and 2,600,000 shares of Class B;
       9,417,490 shares of Class A and 1,047,541
       shares of Class B issued and outstanding
       at September 30, 2000 - $.10 par value                923          1,046
   Paid-in capital                                        61,200         78,176
   Treasury stock                                            (22)            (1)
   Notes receivable from associates                          (61)           (61)
   Accumulated deficit                                   (26,192)       (31,028)
   Accumulated other comprehensive income                    262           (303)
                                                       ---------    -----------
Total stockholders' equity                                36,110         47,829
                                                       ---------    -----------
Total liabilities and stockholders' equity              $ 81,850       $ 86,725
                                                       =========    ===========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Six Months Ended
                                                                September 30,
                                                         -----------------------
                                                           1999           2000
                                                         --------      ---------
Operating activities
 Net (loss)                                               $(9,086)      $ (4,836)
 Adjustments to reconcile net loss to net
    cash (used in) operating activities:
    Depreciation and amortization                           2,844          2,461
    Provision for losses on accounts receivable                 0             46
      Provision for deferred income taxes                  (6,345)             0
    Other                                                       0           (565)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                         822            261
      (Increase) decrease in net costs and
        estimated earnings in excess of billings              (96)         1,178
      (Increase) decrease in inventories                     (984)        (1,785)
      (Increase) decrease in prepaids and other assets        265            169
      (Decrease) in accounts payable and
        accrued expenses                                    5,047            223
                                                         --------      ---------
Net cash (used) in operating activities                    (7,533)        (2,848)

Investing activities
 Purchases of property, plant and, equipment                 (964)        (1,465)
 Software development costs                                  (102)             0
                                                         --------      ---------
Net (cash) used in investing activities                    (1,066)        (1,465)

Financing activities
 Proceeds from revolving line of credit and
  long-term borrowings                                     16,727         15,176
 Principal payments on line of credit, long-term
  debt and capital lease obligations                       (7,244)       (22,742)
 Proceeds from issuance of common stock                       242         16,870
                                                         --------      ---------
Net cash provided by financing activities                   9,725          9,304
                                                         --------      ---------
Increase in cash                                            1,126          4,991

Cash at beginning of year                                     787          4,880
                                                         --------      ---------
Cash at September 30                                      $ 1,913       $  9,871
                                                         ========      =========

Non cash transaction
  Issuance of stock to former MMA shareholders                  -       $    251
                                                         ========      =========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - Basis of Presentation
------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of September 30, 2000 and the consolidated results of operations and cash flows for the three and six month periods ended September 30, 1999 and 2000. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of those to be expected for the entire year.
         The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000 filed with the Securities and Exchange Commission.

NOTE 2 - Income Taxes
------

         Income tax expense (benefit), if any, for the three and six month periods ended September 30, 1999 and 2000 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company did not provide income tax benefit for the losses incurred three month and six month periods ended September 30, 2000 due to the uncertainty as to the ultimate realization of the benefit at that time.

NOTE 3 - Long-Term Debt
------

                                        March 31,               September 30,
                                          2000                       2000
                                      ------------              -------------
                                                    (in thousands)

         Mortgage note                     $ 7,027                    $ 6,416
         Notes payable                       5,750                      5,750
         Contracts payable                   1,991                      1,647
                                      ------------              -------------
                                            14,768                     13,813
         Less current portion                3,102                      3,225
                                      ------------              -------------
                                           $11,666                    $10,588
                                      ============              =============

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

         On June 12, 2000, the Company and StorageTek amended the agreement; whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, included in non-operating income in the six months ended September 30, 2000 is $17.8 million, which was recognized in the quarter ended June 30, 2000.

NOTE 5 - Comprehensive Income
------

          The components of comprehensive income (loss) for the three months and six months ended September 30, 1999 and 2000 are as follows in thousands:


                                         Three Months               Six Months
                                  -------------------------    ---------------------
                                     1999          2000           1999        2000
                                  ----------    -----------    ---------   ---------
         Net (loss)                  $(2,443)      $(12,266)     $(9,086)    $(4,836)
         Foreign currency
          translation adjustment        (109)           (83)           1        (565)
                                  ----------    -----------    ---------   ---------

         Comprehensive (loss)        $(2,552)      $(12,349)     $(9,085)    $(5,401)
                                  ==========    ===========    =========   =========

NOTE 6 - Business Segment Information
------

         The Company operates in three reportable segments: intelligent transportation systems, video products, which includes products for the television broadcast and video security markets, and telecommunications. Selected financial information for the Company's reportable segments for the three month and six month periods ended September 30, 1999 and 2000 follows in thousands:

                                     Intelligent       Video   Telecom
                                   Transportation    Products  Products      Total
                                   --------------    --------  --------      -----
Three months ended 9/30/99
Revenue from external customers          6,108         9,882     2,061      18,051
Intersegment revenues                        0         1,337        24       1,361
Segment income (loss)                     (768)       (3,380)   (1,804)     (5,952)
Three months ended 9/30/00
Revenue from external customers          6,544         8,375     1,760      16,679
Intersegment revenues                        0         1,553        14       1,567
Segment income (loss)                   (1,243)       (4,156)   (3,726)     (9,125)

     The following reconciles segment income to consolidated income before income taxes in thousands:

                                                    3 months ended          3 months ended
                                                    Sept. 30, 1999          Sept. 30, 2000
                                                    --------------          --------------
          Revenue
          Total revenues for reportable segments         19,412                    18,246
          Non-reportable segment revenues                 2,121                     2,346
          Other revenues                                      0                         0
          Elimination of intersegment sales              (1,361)                   (1,567)
                                                     ----------                ----------
          Total consolidated revenues                    20,172                    19,025
          Total loss for reportable segments             (5,952)                   (9,125)
          Other profit or loss                             (534)                   (1,327)
          Unallocated amounts:
          Corporate and other expenses                   (1,779)                   (1,385)
          Special charge                                      0                         0
          Interest expense                                 (753)                     (429)
                                                     ----------                ----------
          Loss before income taxes                       (9,018)                  (12,266)


                                    Intelligent          Video             Telecom
                                  Transportation        Products           Products             Total
                                  --------------        --------           --------             -----
Six months ended 9/30/99
Revenue from external customers        11,205            21,326               5,705             38,236
Intersegment revenues                       0             2,504                  40              2,544
Segment income (loss)                  (1,456)           (5,557)             (2,819)            (9,832)
Six months ended 9/30/00
Revenue from external customers        12,321            18,589               3,120             34,030
Intersegment revenues                       0             2,780                  42              2,822
Segment income (loss)                  (3,624)           (7,370)             (5,414)           (16,408)

     The following reconciles segment income to consolidated income before income taxes in thousands:

                                               6 months ended    6 months ended
                                               Sept. 30, 1999    Sept. 30, 2000
                                               --------------   ---------------
       Revenue
       Total revenues for reportable segments      40,780                36,852
       Non-reportable segment revenues              4,011                 4,619
       Other revenues                                   0                     0
       Elimination of intersegment sales           (2,544)               (2,822)
                                               ----------            ----------
       Total consolidated revenues                 42,247                38,649
       Total loss for reportable segments          (9,832)              (16,408)
       Other profit or loss                        (1,376)               (2,452)
       Unallocated amounts:
       Corporate and other expenses                (3,086)               14,925
       Special charge                                   0                     0
       Interest expense                            (1,367)                 (901)
                                               ----------            ----------
       Loss before income taxes                   (15,661)               (4,836)

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

Results of Operations

     General. Odetics defines its business segments as Video Products, Telecom Products, and Intelligent Transportation Systems ("ITS"). The Video Products segment includes our Broadcast, Inc. and our Gyyr, Inc. subsidiaries. The Telecom Products segment includes Zyfer, Inc., which manufactures timing and synchronization products, and Mariner Networks, Inc., a wholly owned subsidiary, which manufactures multi-service access devices for the telecommunications industry. The ITS segment represents Odetics' 93% owned subsidiary Iteris, Inc.

     Net Sales and Contract Revenues. Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 5.7% to $19.0 million for the three month period ended September 30 2000, compared to $20.2 million in the corresponding period of the prior fiscal year. Total net sales and contract revenues decreased 8.5% to $38.6 million for the sixth month period ended September 30, 2000 compared to $42.2 million in the corresponding period of the prior fiscal year. Contract revenues of $4.9 million for the three month period ended September 30 2000 was approximately unchanged compared to $4.8 million in the corresponding period of the prior fiscal year. Contract revenues for the sixth month period ended September 30, 2000 of $9.6 million was approximately unchanged compared to $9.5 million in the corresponding period of the prior fiscal year. Contract revenues were approximately unchanged in the three month periods ended September 30, 2000 compared to the corresponding period of the prior year in both Iteris and Zyfer. For the six months ended September 30, 2000 compared to the six months ended September 30, 1999, Iteris experienced an 8.4% increase in contract revenues, which was offset by a 30.5% decrease at Zyfer. Iteris has continued to execute on its plans to aggressively compete for new contracts for intelligent transportation systems projects. The decrease in year to date contract revenues in Zyfer reflects declining revenues derived from contracts related to geographical information systems.

     Net sales decreased 7.6% to $14.2 million for the three month period ended September 30, 2000 compared to $15.3 million in the corresponding period of the prior fiscal year. Net sales decreased 11.3% to $29.0 million for the six month period ended September 30, 2000 compared to $32.7 million in the corresponding period of the prior fiscal year. The decrease in net sales in the three month and six month periods ended September 30, 2000 compared to the corresponding periods of the prior year primarily reflects the net effect of increased sales of Iteris products, offset by a decrease in sales of Video Products and, to a lesser extent, decreased sales of Telecom Products. Iteris' net sales in the three month and six month periods ended September 30, 2000 reflects increased unit sales of its Vantage video based traffic intersection control product. The decrease in Video Products net sales reflects primarily reduced sales of Broadcast automation systems. The decrease in Telecom products sales reflects the transition of Mariner Networks' revenue base away from its legacy network interface module business toward its Dexter 3000 multi-service access business. Mariner Networks expects to have its first revenue from Dexter 3000 sales in its quarter ended December 31, 2000.

     Gross Profit. Gross profit as a percent of net sales decreased to 19.2% for the three month period ended September 30, 2000, compared to 23.0% the corresponding period in the prior fiscal year. For the sixth month period ended September 30, 2000 gross profit as a percent of net sales decreased to 20.0% compared to 26.6% for the corresponding period of the prior fiscal year. The decrease in gross profit performance in the three month and six month periods ended September 30, 2000 reflects decreased gross profits experienced by Video Products and Telecom Products due to lower absorption of fixed manufacturing costs on reduced net sales volume of Broadcast and Mariner Networks' products.

     Gross profit as a percent of contract revenues increased to 37.1% for the three months ended September 30, 2000 compared to 21.2% in the comparable period of the prior fiscal year. For the six month period ended September 30, 2000 gross profit as a percentage of contract revenues increased to 34.5% from 26.9% in the comparable period of the prior fiscal year. The increase in gross profits on contract revenues for the three and six month periods ended September 30, 2000 primarily reflects improved gross margins on contract revenues in Zyfer and Iteris in the current fiscal year. The Company recognizes contract revenues and related gross profits utilizing percentage of completion contract accounting, and the related gross margins recognized in any given period will be affected by the underlying mix of contract activity.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 27.0% to $10.8 million (or 56.7% of total net sales and contract revenues) in the three months ended September 30, 2000 compared to $8.5 million (or 42.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expenses increased 26.4% to $21.9 million (or 56.8% of total net sales and contract revenues) for the six months ended September 30, 2000 compared to $17.3 million (or 41.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Sales and marketing and general and administrative expenses in each of Odetics entities reflects the unique growth attributes and maturity of each operation. We have increased the level of spending in sales and marketing and general and administrative expenses in the three and six month periods ended September 30, 2000 in Broadcast, Zyfer, Mariner, and Iteris. Broadcast spending for selling, general and administrative expenses increased 18.7% and 18.4% in the three and six month periods ended September 30, 2000 compared to the prior year period as a result of aggressive ramp of the Broadcast marketing organization and increased programs to support sales of Microstation, Airo, and Roswell products. Zyfer increased spending in selling, general and administrative expenses to support its StealthKey(TM) product initiatives. Mariner Networks spending for selling, general and administrative expenses increased 176.8% and 110.9% in the three and six month periods ended September 30, 2000 compared to the prior year periods as a result of its organizational development required to support the roll-out of its Dexter 3000 product family during the quarter ended September 30, 2000. Iteris experienced increased selling, general and administrative expenses as a result of its build up of its product marketing activities and development in infrastructure required to prepare for spin-off from Odetics which was planned in the quarter ended June 30, 2000. As a result of the aborted public offering and spin-off in the current fiscal year, selling, general and administrative expenses in the six months ended September 30, 2000 includes a charge of $360,000 relating to the write-off deferred public offering costs.

     Research and Development Expense. Research and development expense increased 28.5% to $5.6 million (or 29.3% of total net sales and contract revenues) in the three month period ended September 30, 2000 compared to $4.3 million (or 21.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. For the six month period ended September 30, 2000 research and development expenses increased 24.0% to $10.2 million (or 26.3% of total net sales and contract revenues) compared to $8.2 million (or 19.4% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development expense for the three and six month periods ended September 30, 2000 compared to the previous fiscal year period principally reflects increased product development expenses in Zyfer, Mariner Networks, and Iteris. Zyfer's expenses for research and development increased 71.1% and 60.8% in the three and six month periods ended September 30, 2000, compared to the same periods of the prior year as a result of the development of StealthKey(TM) , its product offering for secured network communications. Mariner Networks increased expenses for research and development 47.3% and 14.9% in the three and six month periods ended September 30, 2000, respectively, compared to the prior periods as a result of continued aggressive development of the Dexter 3000 product family. Dexter 3000 represents a new offering of multi-service access products for the telecommunications industry. Iteris' expenses for research and development increased 72.2% and 78.1% in the three and six month period ended September 30, 2000, respectively, compared to the prior year periods as a result of developments supporting its AutoVue product and the development of solutions for Personalized Traveler Information. For competitive reasons, Odetics closely guards the confidentiality of its specific development projects. The increase in product development expense relates primarily to development labor and related benefits, prototype material cost and consulting fees.

     Interest Expense, Net. Interest Expense, Net reflects interest income and interest expense as follows:

                                                Three Months               Six Months
                                                          Ended September 30,
                                               1999       2000          1999        2000
                                               ----       ----         -----       -----
                                                        (in thousands)
        Interest Expense                        750        536         1,367       1,075
        Interest Income                           0        107             0         174
        Interest Expense, Net                   750        429         1,367         901

     Interest expense primarily reflects interest on Odetics' line of credit borrowings and mortgage interest. Interest income in the three and six months ended September 30, 2000 was derived from short- term investments of cash deposits. The decrease in interest expense for the three and six month period ended September 30, 2000 compared to the prior fiscal year reflects a decrease in the Odetics' average outstanding borrowings on its line of credit facility.


     Income Taxes.

     On October 11, 1999, Odetics settled its litigation with Storage Technology Corporation through an agreement for Storage Technology Corporation to pay license fees to Odetics of $100 million. As a result of the gain to be recognized during the fiscal year ended March 31, 2000, the valuation allowance related to Odetics deferred tax assets were reduced and a related tax benefit of $6.6 million was recognized in the three and six month periods ended September 30, 1999. There were no tax benefits recognized in the three and six month periods ended September 30, 2000 because management determined that Odetics could not meet the criteria for recognition of the resulting deferred tax asset.

     Liquidity and Capital Resources

     Odetics reported net losses of $4.8 million in the six months ended September 30, 2000. Net losses recognized in the six months ended September 30, 2000 were net of non-operating gains of $19.1 million. Net losses, adjusted for non-cash expenses for depreciation, and working capital financing needs of $2.5 million during the six months ended September 30, 2000 yielded net cash used in operations of $2.8 million. We used $1.5 million of cash during the six months ended September 30, 2000 to finance capital equipment purchases.

     Odetics has a $17.0 million line of credit with Transamerica Business Credit providing for borrowings at prime plus 2.0% (11.5% at September 30, 2000). At September 30, 2000, Odetics had $2.1 million of outstanding borrowings on this line of credit. Odetics' borrowing under this line of credit are secured by substantially all of its assets.

     During the six months ended September 30, 2000, we recognized non-operating income in connection with the settlement with StorageTek and the sale of certain assets of our solid state recorder product line. In October 1999, we settled litigation with StorageTek in exchange for license fees payable to us of $100.0 million, $80.0 million of which was paid on the settlement date. In June 2000, we amended the settlement agreement with StorageTek to provide for the acceleration of the payment of the $20.0 million still owed Odetics. Under the terms of the amendment, StorageTek paid us $17.8 million in the three months ended June 30, 2000 to complete the settlement. We recognized non-operating income in the amount of $17.8 million, and used cash proceeds to pay down borrowings on our line of credit during the three months ended June 30, 2000. During the three months ended June 30, 2000, Odetics sold for cash of $1.5 million certain assets of its solid state recording product line. In connection with this sale, we recorded a non-operating gain of $1.2 million in the six months ended September 30, 2000.

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

Pending Adoption of Statement of Financial Accounting Standards No. 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore we will adopt the new requirements effective with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flows.

Pending Adoption of Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We review our sales contracts on an ongoing basis to ensure our compliance with SAB No. 101. We do not anticipate that adoption of SAB No. 101 will have a material impact on previously reported or future results of operations, financial position or cash flows.

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

     Our Quarterly Operating Results Fluctuate as a Result of Many Factors. Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues include, among others, the following:

     . our significant investment in research and development for our subsidiaries and business units;

     . our ability to develop, introduce, market and gain market acceptance of new products applications and product enhancements in a timely manner;

     . the size, timing, rescheduling or cancellation of significant customer orders;

     .  the introduction of new products by competitors;

     .  the availability of components used in the manufacture of our products;

     .  our ability to control costs;

     . changes in our pricing policies and the pricing policies by our suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

     . the long lead times associated with government contracts or required by vehicle manufacturers;

     . our success in expanding and implementing our sales and marketing programs;

     .  the effects of technological changes in our target markets;

     .  our relatively small level of backlog at any given time;

     .  the mix of sales among our business units;

     . deferrals of customer orders in anticipation of new products, applications or product enhancements;

     .  the risks inherent in our acquisitions of technologies and businesses;

     . the Asian economic crisis and instability, and other risks and uncertainties associated with our international business;

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

     Due to all of the factors listed above and other risks discussed in this report, our future operating results could be below the expectations of securities analysts and/or investors. If that happens, the trading price of our common stock could be adversely affected. As a result of these quarterly variations, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

     We Have Experienced Substantial Losses and Expect Future Losses. We have experienced significant operating losses of $23.0 million for the six months ended September 30, 2000, $38.7 million for the year ended March 31, 2000 and $18.3 million for the year ended March 31, 1999. We may not be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, in order to implement our incubator strategy successfully, we expect to continue to make significant investments in each of our business units. As a result, we may continue to experience losses, which could cause the market price of our common stock to decline.

     Our Incubator Strategy is Expensive and May Not Be Successful. We have initiated a business strategy called our incubator strategy, which is expensive and highly risky. The goal of this strategy is to nurture and develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for each of our business units, sufficient to allow the division to function as an independent public company. We expect to continue to invest heavily in the development of our business units with the goal of conducting additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete an initial public offering of any of our business units and/or spin-off our interest to our stockholders will depend upon many factors, including:

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

     We may not be able to complete a successful initial public offering or spin-off of any of our business units in the near future, or at all. During fiscal 2000, we attempted to complete the initial public offering of Iteris. We withdrew the offering due to adverse market conditions. Even if we do complete additional public offerings, we may decide not to spin-off a particular business unit, or to delay the spin-off until a later date.

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

     Our future success will depend upon our ability to anticipate and adapt to changes in technology and industry standards, and to effectively develop, introduce, market and gain broad acceptance of new products and product enhancements incorporating the latest technological advancements.

     We believe that we must continue to make substantial investments to support ongoing research and development in order to remain competitive. We need to continue to develop and introduce new products that incorporate the latest technological advancements in hardware, storage media, operating system software and applications software in response to evolving customer requirements. Our recent shift towards providing more software solutions may create additional challenges for us, particularly in Broadcast. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements. We cannot assure you that any such investments in research and development will lead to any corresponding increase in revenue.

     Our Future Success Depends on the Successful Development and Market Acceptance of New Products. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of our certain of our existing products.

     Our future success will also depend in part on the success of several recently introduced products including DVMS, our family of digital time-lapse recorders; AutoVue, our lane departure warning system; and Dexter, our multi service access device.

     Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. We have experienced delays in the past in the introduction of new products, particularly with our Roswell system. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

     We currently anticipate that we will outsource the manufacture of our AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

     We May Need Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us. While we recently raised approximately $17.1 million in September 2000 in a private placement of our Class A common stock, we anticipate that we may need to raise additional capital in the near future, either through additional bank borrowings or other debt or equity financings. Our capital requirements will depend on many factors, including:

     .  market acceptance of our products;

     . increased research and development funding, and required investments in our business units;

     .  our ability to generate operating income;

     . technological advancements and our competitors' response to our products;

     .  capital improvements to new and existing facilities;

     .  increased sales and marketing expenses; and

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

     We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International product sales represented approximately 19% of our total net sales and contract revenues for the fiscal year ended March 31, 2000, approximately 27% for the fiscal year ended March 31, 1999 and approximately 34% for the fiscal year ended March 31, 1998. International business operations are subject to inherent risks, including, among others:

     . unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

     .  longer accounts receivable payment cycles;

     .  difficulties in managing and staffing international operations;

     .  potentially adverse tax consequences;

     .  the burdens of compliance with a wide variety of foreign laws;

     . import and export license requirements and restrictions of the United States and each other country in which we operate;

     . exposure to different legal standards and reduced protection for intellectual property rights in some countries;

     .  currency fluctuations and restrictions; and

     .  political, social and economic instability.

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

     . the challenge of assimilating diverse business cultures, and the difficulties in integrating the operations, technologies and information system of the acquired companies;

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

     Acquisitions may also materially and adversely affect our operating results due to large write-offs, contingent liabilities, substantial depreciation, deferred compensation charges or good will amortization, or other adverse tax or audit consequences.

     Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. We cannot assure you that we will be able to consummate any additional acquisitions, successfully integrate any acquisitions or realize the benefits anticipated from any acquisition.

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

     We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 24% and 25% of our total net sales and contract revenues for the year ended March 31, 2000 and the six months ended September 30, 2000, respectively. We expect revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

     From time to time, we have received notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation in the past, and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party's intellectual property. Any of these results could adversely affect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

     The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

     .  quarterly variations in operating results;

     .  shortages announced by suppliers;

     . announcements of technological innovations or new products by our competitors, customers or us;

     .  acquisitions or businesses, products or technologies;

     .  changes in pending litigation or new litigation;

     .  changes in investor perceptions;

     .  our ability to spin-off any business unit;

     .  applications or product enhancements by us or by our competitors; and

     . changes in earnings estimates or investment recommendations by securities analysts.

     The stock market in general has recently experienced volatility, which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatilities in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.

     We Are Controlled by Certain of Our Officers and Directors. As of September 30, 2000, our officers and directors beneficially owned approximately 28% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

     Our Stock Structure and Certain Anti-Takeover Provisions May Affect the Price of Our Common Stock. Certain provisions of our certificate of incorporation and our stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our Class A common stock entitles the holder to one-tenth of one vote per share and our Class B common stock entitles the holder to one vote per share. In addition, holders of the Class B common stock are presently entitled to elect six of our nine directors. The disparity in the voting rights between our common stock, as well as our insiders' significant ownership of the Class B common stock, could discourage a proxy contest or make it more difficult for a third party to effect a change in our management and control. In addition, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock, as well as additional shares of Class B common stock. Our future issuance of preferred stock or Class B common stock could be used to discourage an unsolicited acquisition proposal.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Substantially all of the Company's debt outstanding at September 30, 2000 is fixed rate debt and, accordingly, the Company does not have significant exposure to changes in interest rates.

PART II  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

  None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Annual Meeting of the Stockholders of Odetics, Inc. held on September 30, 2000, the following proxies were tabulated representing 698,158 shares of Class A Common Stock or 85.10% of the eligible voting share, and 798,423 of Class B Common Stock or 75.93% of the eligible voting shares voted in the following manner:

Proposal I:  Election of the Board of Directors
------------------------------------------------

          Class A Common Stock                 Total Vote for           Total Vote Withheld
          --------------------                 Each Director            From Each Director
                                               ---------------          --------------------
           Crandall Gudmundson                       695,464                        2,693
           Jerry F. Muench                           695,614                        2,543

Class A & Class B       Total Vote For          Total Vote For          Total Vote              Total Vote
Common Stock            Each Director           Each Director           Withheld From           Withheld From
Voting Together           Class A                  Class B              Each Director           Each Director
As A Single Class                                                          Class A                 Class B
------------------     -------------------     ------------------     ------------------      -------------------
Joel Slutzky                 695,531                797,523                  2,626                    900
Kevin Daly                   695,614                797,523                  2,543                    900
Tom Thomas                   695,614                797,523                  2,543                    900
Gregory A. Miner             695,534                797,523                  2,624                    900
John W. Seazholtz            695,414                797,523                  2,743                    900
Paul E. Wright               695,464                797,523                  2,693                    900


Proposal II:  To approve an amendment to the 1997 Stock Incentive Plan for an
-------------------------------------------------------------------------------
              additional 400,000 Shares of Class A Common Stock; increase the
              -----------------------------------------------------------------
              number of option shares granted to each nonemployee director upon
              -----------------------------------------------------------------
              his initial appointment to the Board of Directors from 5,000
              -----------------------------------------------------------------
              shares to 20,000 shares; increase the number of option shares
              -----------------------------------------------------------------
              granted to each nonemployee director on the date of each annual
              -----------------------------------------------------------------
              meeting of stockholders thereafter from 4,000 shares to 5,000.
              -----------------------------------------------------------------

                              Class A                     Class B
                           Common Stock                 Common Stock
                        (1/10 vote per share)        (1 vote per share)
                        ---------------------        ------------------
          For                  662,605                       726,386
          Against               30,214                         5,282
          Abstain                5,338                        66,754

Proposal III: To Ratify the Appointment of Ernst & Young LLP as the Company's
-----------------------------------------------------------------------------
              independent auditors for the fiscal year ending March 31, 2001.
              ---------------------------------------------------------------

                               Class A                    Class B
                           Common Stock                 Common Stock
                        (1/10 vote per share)        (1 vote per share)
                        ---------------------        ------------------
          For                  694,402                       798,104
          Against                1,050                           100
          Abstain                2,706                           219

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


                                 ODETICS, INC.
                                 (Registrant)


                                 By  /s/ Gregory A. Miner
                                    ---------------------
                                    Gregory A. Miner
                                    Vice President, Chief Financial Officer


                                 By  /s/ Gary Smith
                                    ---------------
                                    Gary Smith
                                    Vice President, Controller
                                    (Principal Accounting Officer)

 Dated:  November 14, 2000
       -------------------