Form 10-Q
period 2000-12-31
ODETICS INC
filed 2001-02-14
CIK 350868

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
    [X]              QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

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

     Number of shares of Common Stock outstanding as of February 12, 2001

                    Class A Common Stock 9,463,416 shares.
                    Class B Common Stock 1,035,841 shares.

                                     INDEX
                                     -----



 PART I  FINANCIAL INFORMATION                                           Page
 -----------------------------                                           ----

 ITEM 1.   CONSOLIDATED STATEMENTS OF OPERATIONS FOR                      3
           THE THREE MONTHS AND NINE MONTHS ENDED
           DECEMBER 31, 1999 AND 2000 (UNAUDITED)

           CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2000                  4
           AND DECEMBER 31, 2000 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                      6
           THE NINE MONTHS ENDED DECEMBER 31, 1999 AND
           2000 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                           11
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                       16
           ABOUT MARKET RISKS

PART II OTHER INFORMATION
-------------------------

 ITEM 1.   LEGAL PROCEEDINGS                                              24

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      24

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                24

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                             24
           SECURITY HOLDERS

 ITEM 5.   OTHER INFORMATION                                              24

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               24

 SIGNATURES                                                               25

     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I   FINANCIAL INFORMATION

                                 ODETICS, INC.

                    CONSOLIDATED statements of operations
                    (in thousands except per share amounts)
                                  (unaudited)

                                                  Three Months           Nine Months Ended
                                                Ended December 31,          December 31,
                                               ---------------------    -----------------------
                                                  1999        2000        1999          2000
                                                  ----        ----        ----          ----
Net sales and contract revenues:
  Net sales                                     $ 15,171   $  14,070    $ 47,875     $  43,087
  Contract revenues                                4,436       4,798      13,979        14,430
                                                --------   ---------    --------     ---------
    Total net sales and contract revenues         19,607      18,868      61,854        57,517

Costs and expenses:
  Cost of sales                                   13,920      14,086      37,930        37,307
  Cost of contract revenues                        3,225       2,891      10,197         9,202
                                                --------   ---------    --------     ---------
    Gross Profit                                   2,462       1,891      13,727        11,008
                                                --------   ---------    --------     ---------
  Selling, general and administrative expense      9,214      10,119      26,566        32,052
  Research and development expense                 3,964       5,237      12,172        15,411
  Special charge                                       0       6,285           0         6,285
                                                --------   ---------    --------     ---------
    Total operating expenses                      13,178      21,641      38,738        53,748
                                                --------   ---------    --------     ---------
Loss from operations                             (10,716)    (19,750)    (25,011)      (42,740)
                                                --------   ---------    --------     ---------
Non-operating items
  Other income                                   (38,437)          0     (38,437)      (19,055)
  Interest expense, net                              454         201       1,821         1,102
                                                --------   ---------    --------     ---------
Income (loss) before taxes                        27,267     (19,951)     11,605       (24,787)
                                                --------   ---------    --------     ---------
Income tax benefit                                 6,575           0           0             0
                                                --------   ---------    --------     ---------
Net loss                                        $ 20,692    ($19,951)   $ 11,605      ($24,787)
                                                ========   =========    ========     =========
Earnings (loss) per share:
  Basic                                            $2.27      ($1.90)      $1.28        ($2.53)
                                                ========   =========    ========     =========
  Diluted                                          $2.18      ($1.90)      $1.24        ($2.53)
                                                ========   =========    ========     =========
Weighted average number of shares
 outstanding
  Basic                                            9,128      10,494       9,076         9,802
                                                ========   =========    ========     =========
  Diluted                                          9,485      10,494       9,353         9,802
                                                ========   =========    ========     =========

                 See notes to consolidated financial statements

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               March 31,   December 31,
                                                 2000          2000
                                               ---------   ------------
ASSETS

Current assets
 Cash                                          $  4,880      $    948
 Trade accounts receivable, net                  13,576        14,791
 Costs and estimated earnings in excess of
  billings on uncompleted contracts               3,283         2,872

 Inventories:
  Finished goods                                  1,203         1,164
  Work in process                                   859           241
  Materials and supplies                         16,150        15,310
                                              ---------      --------
    Total inventories                            18,212        16,715

  Prepaid expenses                                1,978         1,475
  Income taxes receivable                             0             0
  Deferred income taxes                               0             0
                                              ---------      --------

    Total current assets                         41,929        36,801

Property, plant and equipment:
  Land                                            2,060         2,060
  Buildings and improvements                     18,868        18,981
  Equipment, furniture and fixtures              33,328        35,360
                                              ---------      --------
                                                 54,256        56,401
  Less accumulated depreciation                 (33,520)      (35,260)
                                              ---------      --------
  Net property, plant, and equipment             20,736        21,141

Capitalized software costs, net                   6,482         2,208
Goodwill, net                                    12,004        11,033
Other assets                                        699           169
                                              ---------      --------
        Total assets                           $ 81,850      $ 71,352
                                              =========      ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                     CONSOLIDATED BALANCE SHEETS (cont'd)
                                (in thousands)

                                                  March 31,      December 31,
                                                    2000            2000
                                                ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Trade accounts payable                           $ 10,702         $ 12,593
 Accrued payroll and related                         4,892            4,731
 Accrued expenses                                    2,313            2,132
 Contract loss accrual                               3,056            2,593
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                  1,303            2,017
Revolving line of credit                             3,706            6,812
Other current liabilities                                0                0
 Current portion of long-term debt                   3,102            2,214
                                                ------------     ------------
Total current liabilities                           29,074           33,092

Long-term debt, less current portion                11,666           10,023

Other liabilities                                    5,000                0

Deferred income taxes                                    0                0
Stockholders' equity
 Preferred stock, authorized 2,000,000 shares;
  none issued
 Common stock, authorized 10,000,000 shares of
  Class A and 2,600,000 shares of Class B;
  9,453,516 shares of Class A and 1,045,741
  shares of Class B issued and outstanding at
  December 31, 2000 - $.10 par value                   923            1,050
 Paid-in capital                                    61,200           78,569
 Treasury stock                                        (22)              (1)
 Notes receivable from associates                      (61)             (61)
 Accumulated deficit                               (26,192)         (50,978)
 Accumulated other comprehensive income                262             (342)
                                                ------------     ------------
Total stockholders' equity                          36,110           28,237
                                                ------------     ------------
Total liabilities and stockholders' equity        $ 81,850         $ 71,352
                                                ============     ============

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Nine Months Ended
                                                              December 31,
                                                      -----------------------
                                                         1999         2000
                                                      ---------    ----------
Operating activities
 Net income (loss)                                     $ 11,605      $(24,787)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization                         4,624         7,490
    Provision for losses on accounts receivable               0            46
    Provision for deferred income taxes                     233             0
    Other                                                     0          (604)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                     4,146        (1,261)
      (Increase) Decrease in net costs and
       estimated earnings in excess of billings              46         1,125
      (Increase) Decrease in inventories                  1,146         1,497
      (Increase) Decrease in prepaids and other
       assets                                            (3,361)        1,037
      Increase (Decrease) in accounts payable and
       accrued expenses                                  (5,154)        1,083
                                                      ---------    ----------
Net cash provided by (used in) operating activities      13,285       (14,374)

Investing activities
 Purchases of property, plant, and equipment             (1,914)       (2,145)
 Software development costs                                (331)            0
                                                      ---------    ----------
Net (cash) used in investing activities                  (2,245)       (2,145)

Financing activities
 Proceeds from revolving line of credit and
  long-term borrowings                                   22,456        19,894
 Principal payments on line of credit, long-term
  debt and capital lease obligations                    (28,875)      (24,319)
 Proceeds from issuance of common stock                   1,158        17,012
                                                      ---------    ----------
Net cash provided by (used in) financing activities      (5,261)       12,587
                                                      ---------    ----------
Increase in cash                                          5,779        (3,932)

 Cash at beginning of year                                  787         4,880
                                                      ---------    ----------
Cash at December 31                                    $  6,566      $    948
                                                      =========    ==========
Non cash transaction
   MMA purchase price adjustment                       $      0      $    505
                                                      =========    ==========

                See notes to consolidated financial statements.

                                 ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - Basis of Presentation and Operations
------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of December 31, 2000 and the consolidated results of operations and cash flows for the three and nine month periods ended December 31, 1999 and 2000. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine month periods ended December 31, 2000 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000 filed with the Securities and Exchange Commission.

         Odetics has a $17.0 million line of credit with Transamerica Business Credit that provides for borrowings at prime plus 2.0% (11.5% at December 31, 2000). At December 31, 2000, Odetics had $6.8 million of outstanding borrowings on this line of credit. Odetics borrowing under this line of credit are secured by substantially all of its assets. The line of credit with Transamerica Business Credit expired on December 31, 2000 and Odetics received an extension on the line until February 28, 2001 to allow time for it to negotiate a financing arrangement with another lender. Odetics has executed a non-binding letter of intent with another lender to secure a line of credit and is working to complete the financing with the new lender. Although Odetics anticipates that it will be successful in negotiating the new financing agreement, there can be no assurance that its efforts will be successful.

         The Odetics strategy of incubating companies for eventual spin-off or sale has historically required significant investments of cash. Odetics recently announced reductions to its operating expenses and staffing levels accompanied by its announcement that it was planning to operate to a revised business model focused on narrowing its quarterly operating costs and negative cash flow. In spite of its revised business model, Odetics is anticipating that it will continue to incur net losses and negative operating cash flow for at least several quarters and is dependent upon completing other transactions to provide necessary liquidity. Odetics is currently exploring several alternatives for meeting its liquidity requirements, including the monetization of its real property used for its principal facilities, the re-negotiation of its credit facilities, the sale of additional equity in its Iteris subsidiary, and the sale of certain of its businesses to strategic buyers. Odetics anticipates that it will be successful in its efforts to continue to finance its capital requirements and that it will be able to execute its current operating plans and meet its obligations on a timely basis for at least the next twelve months.


NOTE 2 - Income Taxes
------

         Income tax expense (benefit), if any, for the three and nine month periods ended December 31, 1999 and 2000 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company did not provide income tax benefit for the losses incurred three month and nine month periods ended December 31, 2000 due to the uncertainty as to the ultimate realization of the benefit at that time.


NOTE 3 - Long-Term Debt
------

                                      March 31,          December 31,
                                        2000                2000
                                      ---------          ------------
                                              (in thousands)

Mortgage note                         $ 7,027             $ 6,099
Notes payable                           5,750               4,750
Contracts payable                       1,991               1,388
                                      -------             -------
                                       14,768              12,237
Less current portion                    3,102               2,214
                                      -------             -------
                                      $11,666             $10,023
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

         On June 12, 2000, the Company and StorageTek amended the agreement; whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, included in non-operating income in the nine months ended December 31, 2000 is $17.8 million, which was recognized in the quarter ended June 30, 2000.


NOTE 5 - Comprehensive Income
------

         The components of comprehensive income (loss) for the three months and nine months ended December 31, 1999 and 2000 are as follows in thousands:


                                         Three Months            Nine Months
                                        --------------          -------------
                                      1999        2000       1999        2000
                                    -------    ---------    -------    ---------
Net (loss)                          $20,692    $(19,951)    $11,605    $(24,787)
Foreign currency translation            218         (39)        219        (604)
adjustment
                                    -------    ---------    -------    ---------

Comprehensive (loss)                $20,910    $(19,990)    $11,824    $(25,391)
                                    =======    =========    =======    =========


NOTE 6 - Business Segment Information
------

         The Company operates in three reportable segments: intelligent transportation systems, video products, which includes products for the television broadcast and video security markets, and telecommunications. Selected financial information for the Company's reportable segments for the three month and nine month periods ended December 31, 1999 and 2000 follows in thousands:


                                     Intelligent      Video   Telecom
           (in thousands)           Transportation  Products  Products   Total
                                    --------------  --------  --------   -----
Three months ended 12/31/99

Revenue from external customers         6,243         8,867     1,925    17,035
Intersegment revenues                       0         2,113        26     2,139
Segment income (loss)                    (491)       (5,440)   (2,498)   (8,429)

           (in thousands)
Three months ended 12/31/00

Revenue from external customers         7,707         7,220     2,037    16,964
Intersegment revenues                       0         1,254        74     1,328
Segment income (loss)                    (659)       (6,976)   (3,020)  (10,655)

     The following reconciles segment income to consolidated income before income taxes in thousands:

                                                   3 months ended     3 months ended
                                                 December 31, 1999   December 31, 2000
                                                 -----------------   -----------------
Revenue
Total revenues for reportable segments                19,174                 18,292
Non-reportable segment revenues                        2,572                  1,904
Other revenues                                             0                      0
Elimination of intersegment sales                     (2,139)                (1,328)
                                                   ----------             ----------
Total consolidated revenues                           19,607                 18,868

Total profit or loss for reportable segments          (8,429)               (10,655)
Other profit or loss                                  37,724                 (1,487)
Unallocated amounts:
Corporate and other expenses                          (1,574)                (1,323)
Special charge                                             0                 (6,285)
Interest expense                                        (454)                  (201)
                                                   ----------             ----------
Income (loss) before income taxes                     27,267                (19,951)


                                     Intelligent      Video   Telecom
                                    Transportation  Products  Products   Total
                                    --------------  --------  --------   ------
Nine months ended 12/31/99

Revenue from external customers        17,448       30,193     7,630     55,271
Intersegment revenues                       0        4,617        66      4,683
Segment income (loss)                  (1,947)     (10,997)   (5,317)   (18,261)

Nine months ended 12/31/00

Revenue from external customers        20,028       25,809     5,157     50,994
Intersegment revenues                       0        4,034       116      4,150
Segment income (loss)                  (4,283)     (14,346)   (8,434)   (27,063)

     The following reconciles segment income to consolidated income before income taxes in thousands:

                                                        9 months ended           9 months ended
                                                      December 31, 1999         December 31, 2000
                                                      -----------------         -----------------
Revenue
Total revenues for reportable segments                     $ 59,954                  $ 55,144
Non-reportable segment revenues                               6,583                     6,523
Other revenues                                                    0                         0
Elimination of intersegment sales                            (4,683)                   (4,150)
                                                           ________                  ________
Total consolidated revenues                                  61,854                    57,517

Total loss for reportable segments                          (18,261)                  (27,063)
Other profit or (loss)                                       36,348                    (3,939)
Unallocated amounts:
Corporate and other expenses                                 (4,661)                   13,602
Special charge                                                    0                    (6,285)
Interest expense                                             (1,821)                   (1,102)
                                                           ________                  ________
Loss before income taxes                                   $ 11,605                  $(24,787)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues and results of operations, funding and cash requirements, supply issues, market acceptance of new products, the Odetics business strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." Odetics' actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Odetics undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     General. We define our business segments as Video Products, Telecom Products, and Intelligent Transportation Systems ("ITS"). The Video Products segment includes our Broadcast, Inc. and our Gyyr Incorporated subsidiaries.
The Telecom Products segment includes Zyfer, Inc., which manufactures timing and synchronization products, and Mariner Networks, Inc., a wholly owned subsidiary, which manufactures multi-service access devices for the telecommunications industry. The ITS segment consists of Odetics' 93% owned subsidiary Iteris, Inc.

     In January 2000, we announced the reorganization of our business to reduce our operating expenses and improve our cash flow. We downsized our operations
(i) in Broadcast to focus on software content management and delivery, (ii) in Gyyr to focus on data storage and (iii) to reduce the operations, cost structure of each of our operating units domestically and in Europe. In connection with this reorganization, we reduced our workforce by approximately 25%.

     Net Sales and Contract Revenues. Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 3.8% to $18.9 million for the three months ended December 31, 2000 compared to $19.6 million in the corresponding period of the prior fiscal year. Total net sales and contract revenues decreased 7.0% to $57.5 million for the nine months ended December 31, 2000 compared to $61.9 million in the corresponding period of the prior fiscal year. Contract revenues increased 8.2% to $4.8 million for the three months ended December 31, 2000 compared to $4.4 million in the corresponding period of the prior fiscal year. Contract revenues increased 3.2% to $14.4 million for the nine months ended December 31, 2000 compared to $14.0 million in the corresponding period of the prior fiscal year. Contract revenues in Iteris increased 9.3% and 8.6% in the three and nine months ended December 31, 2000, respectively, compared to the corresponding periods of the prior fiscal year resulting from the increased growth in the transportation management systems business of Iteris. Iteris has continued to execute on its plans to aggressively compete for new contracts for ITS projects. The increases in Iteris were offset by decreased contract revenues in Zyfer. The decrease in year to date contract revenues in Zyfer reflects declining sales of geographical information systems.

     Net sales decreased 7.3% to $14.1 million for the three months ended December 31, 2000 compared to $15.2 million in the corresponding period of the prior fiscal year. Net sales decreased 10.0% to $43.1 million for the nine months ended December 31, 2000 compared to $47.9 million in the corresponding period of the prior fiscal year. The decrease in net sales in the three months ended December 31, 2000 compared to the corresponding period of the prior year primarily reflects the net effect of a decrease in sales of Gyyr products and an increase in sales of Iteris products. Gyyr net sales decreased 24% to $7.3 million during the three months ended December 31, 2000 compared to the corresponding period of the prior fiscal year. Gyyr revenues during the quarter were negatively impacted by an increasingly competitive market and reduced unit sales of analog time lapse recorders.

     The decrease in net sales in the nine months ended December 31, 2000 compared to the corresponding period of the prior year reflects declining sales in each business unit of Odetics other than Iteris, offset in part by increased Iteris net sales. Iteris net sales in the three and nine months ended December 31, 2000 primarily reflects increased unit sales of its Vantage video detection products. Mariner Networks net sales during the nine months ended December 31, 2000 were negligible, as Mariner did not begin shipping its Dexter family of multi-service access devices until December 2000. Broadcast net sales decreased during the nine months ended December 31, 2000 compared to the corresponding period of the prior fiscal year as Broadcast experienced declining sales of its Roswell Automation System in fiscal 2001. Gyyr net sales decreased during the nine months ended December 31, 2000 compared to the corresponding period of the prior fiscal year as Gyyr experienced increased competitive market conditions for its line of analog based time-lapse recorders during the current year period. Zyfer net sales remained relatively stable during the nine months ended December 31, 2000 compared to the corresponding period of the prior fiscal year.

     Gross Profit. Gross profit on net sales for the three and nine months ended December 31, 2000 is net of charges of $3.1 million for the write-off of inventories associated with discontinued product lines. Gross profit on net sales for the three months ended December 31, 2000, before the effect of these write-offs, was 22.1% compared to gross profit on net sales of 8.3% in the corresponding period in the prior fiscal year. Gross profit for the nine months ended December 31, 2000, before the effect of the these write-offs, was 20.6%, and was relatively unchanged compared to gross profit on net sales for the corresponding period of the prior fiscal year. The increase in gross profit performance, before the adjustments for the write-off of inventory, in the three months ended December 31, 2000 compared to the corresponding period of the prior fiscal year, primarily reflects improving gross profit on a 67.1% increase in Vantage product sales in the current year. In addition, gross profit on net sales in the three months ended December 31, 1999 included the impact of pricing concessions to certain customers and adjustments to inventory reserves and capitalized software related to a product transition in Mariner Networks that resulted from the loss of a major customer.

     Gross profit on contract revenues increased to 39.8% for the three months ended December 31, 2000 compared to 27.3% in the comparable period of the prior fiscal year. For the nine months ended December 31, 2000, gross profit margin on contract revenues increased to 36.2% from 27.1% in the comparable period of the prior fiscal year. The increase in gross profit on contract revenues for the three and nine months ended December 31, 2000 primarily reflects improved gross profits on contract revenues in Zyfer and Iteris in the current fiscal year.
The Company recognizes contract revenues and related gross profits using percentage of completion contract accounting, and the related gross profits recognized in any given period will be affected by the underlying mix of contract activity.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 9.8% to $10.1 million (or 53.6% of total net sales and contract revenues) in the three months ended December 31, 2000 compared to $9.2 million (or 46.9% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense increased 20.7% to $32.1 million (or 55.7% of total net sales and contract revenues) for the nine months ended December 31, 2000 compared to $26.6 million (or 43.0% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense in each of our business units reflects the unique growth attributes and maturity of each operation, and the increases experienced in the three and nine months ended December 31, 2000 were primarily incurred in Mariner Networks and Iteris. Mariner Networks' selling, general and administrative expense increased 224.6% and 149.9 % in the three and nine months ended December 31, 2000, respectively, compared to the prior year periods as a result of its organizational development required to support the roll-out of its Dexter 3000 product family beginning in December 2000. Iteris experienced increased selling, general and administrative expense as a result of its build up of its administrative infrastructure required to prepare for spin-off from Odetics, which was originally planned in the three months ended June 30, 2000. As a result of the aborted public offering and spin-off in the current fiscal year, selling, general and administrative expense in the nine months ended December 31, 2000 included a charge of approximately $360,000 relating to the write-off deferred public offering costs.

     Research and Development Expense. Research and development expense increased 32.1% to $5.2 million (or 27.8% of total net sales and contract revenues) in the three months ended December 31, 2000 compared to $4.0 million (or 20.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. For the nine months ended December 31, 2000, research and development expense increased 26.7% to $15.4 million (or 26.8% of total net sales and contract revenues) compared to $12.2 million (or 19.7% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in research and development expense for the three and nine months ended December 31, 2000 principally reflects increased product development expense in Zyfer, Mariner Networks and Iteris. Zyfer's research and development expense increased 34.8% in the nine months ended December 31, 2000 compared to the same period of the prior year as a result of the development of StealthKey(TM) , its product offering for secured network communications. Mariner Networks increased research and development expense by 44.1% and 24.2% in the three and nine months ended December 31, 2000, respectively, compared to the prior periods as a result of the continued development of its Dexter 3000 product family. Dexter 3000 represents a new offering of multi-service access products for the telecommunications industry. Mariner began limited shipments of the Dexter product in December 2000 and expects to continue to experience significant development expenses for expanded functionality and performance of the product. Iteris' research and development expense increased 100.6% and 85.8% in the three and nine months ended December 31, 2000, respectively, compared to the prior year periods as a result of development efforts supporting its AutoVue product and the development of solutions for Personalized Traveler Information. In December 2000, Iteris substantially reduced its spending related to the development of Personalized Traveler Information systems and expects that these expenses will continue to decline both in absolute dollars and as a percentage of net sales and contract revenues in future quarters. For competitive reasons, we closely guard the confidentiality of our specific development projects.

     Interest Expense, Net. Interest Expense, Net reflects interest income and interest expense as follows:

                           Three Months Ended         Nine Months Ended
                               December 31,              December 31,
                           ------------------        ------------------
                             1999       2000           1999       2000
                           -------    -------        -------    -------
                                          (in thousands)

Interest Expense.........      454        277          1,821      1,352
Interest Income..........       --         76             --        250
                           -------    -------        -------    -------
Interest Expense, Net....      454        201          1,821      1,102

     Interest expense primarily reflects interest on our line of credit borrowings and mortgage interest. Interest income in the three and nine months ended December 31, 2000 was derived from short-term investments of cash deposits. The decrease in interest expense for the three and nine months ended December 31, 2000 compared to the prior fiscal periods primarily reflects a decrease in our average outstanding borrowings on our line of credit facility.

     Income Taxes. On October 11, 1999, Odetics settled its litigation with Storage Technology Corporation ("StorageTek") pursuant to which StorageTek agreed to pay license fees to Odetics of $100.0 million. Odetics realized royalty income of approximately $38.4 million in the three months ended December 31, 1999 as a result of the settlement, and recorded related tax expense of $6.6 million. The tax expense recognized in the three months ended December 31, 1999 offset previous benefits recognized in the three months ended September 30, 1999 so that no benefit or expense was recognized for the nine months ended December 31, 1999. We did not recognize any tax benefits in the three and nine months ended December 31, 2000 because management determined that we could not meet the criteria for the recognition of the resulting deferred tax asset.

Liquidity and Capital Resources

     We reported net losses of $24.8 million in the nine months ended December 31, 2000 compared to net losses of $11.6 million in the corresponding period in 1999. Net losses recognized in the nine months ended December 31, 2000 were net of non-operating gains of $19.1 million relating to a litigation settlement with StorageTek, and included charges totaling $9.4 million related to staffing reductions and reorganization. The total $9.4 million in charges were incurred in the three months ended December 31, 2000 and included $3.1 million of charges to cost of sales and a $6.3 million charge classification within operating expenses. Approximately $1.3 million of the charges incurred during the three months ended December 31, 2000 were related to severance payments for staffing reductions, and the balance of the non-cash charges related to asset write-downs and reserves in connection with the discontinuation of certain products, as well as deferred offering costs. We also used $14.4 million of net cash to fund the operating losses for working capital requirements during the nine months ended December 31, 2000. We used $2.1 million of net cash during the nine months ended December 31, 2000 to finance capital equipment purchases.

     We have a $17.0 million line of credit with Transamerica Business Credit that provides for borrowings at prime plus 2.0% (11.5% at December 31, 2000).
At December 31, 2000, $6.8 million was outstanding on this line of credit. Our borrowings under this line of credit are secured by substantially all of our assets. The line of credit with Transamerica Business Credit expired on December 31, 2000 and we have received an extension on the line until February 28, 2001 to allow us to negotiate a financing arrangement with another lender. We have executed a non-binding letter of intent with another lender to secure a line of credit and we are working to complete the financing with the new lender. Although we anticipate that we will be able to successfully negotiate the new financing agreement, we can not assure you that our efforts will be successful.

     During the nine months ended December 31, 2000, Odetics recognized non-operating income in connection with the settlement with StorageTek and the sale of certain assets of our solid state recorder product line. In October 1999, we settled litigation with StorageTek in exchange for license fees payable to us of $100.0 million, $80.0 million of which was paid on the settlement date. In June 2000, we amended the settlement agreement with StorageTek to provide for the acceleration of the payment of the $20.0 million still owed Odetics. Under the terms of the amendment, StorageTek paid us $17.8 million in the three months ended June 30, 2000 to complete the settlement. We recognized non-operating income in the amount of $17.8 million, and used the cash proceeds to pay down borrowings on our line of credit during the three months ended June 30, 2000. During the three months ended June 30, 2000, Odetics sold certain assets of its solid state recording product line for $1.5 million in cash. In connection with this sale, we recorded a non-operating gain of $1.2 million in the six months ended September 30, 2000. During the three months ended December 31, 2000, Odetics negotiated the sale of certain assets of its Zyfer business. This transaction was completed in February 2001 and Odetics received proceeds of $375,000 in cash related to the sale. The proceeds were approximately equal to the net assets sold, and we expect any resulting gain or loss on this transaction will be immaterial.

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

     Our strategy of incubating companies for eventual spin-off or sale has historically required significant investments of cash. We recently announced reductions in our operating expenses and staffing levels accompanied by our announcement that we were planning to operate to a revised business model focused on narrowing our quarterly operating costs and negative cash flow. In spite of our revised business model, we are anticipating that we will continue to incur net losses and negative operating cash flow for at least several quarters and we are dependent upon completing other transactions to provide necessary liquidity. We are currently exploring several alternatives for meeting our liquidity requirements, including the monetization of the real property used for our principal facilities, the re-negotiation of our credit facilities, the sale of additional equity in our Iteris subsidiary, and the sale of certain of our businesses to strategic buyers. We anticipate that we will be successful in our efforts to continue to finance our capital requirements and that we will be able to execute our current operating plans and meet our obligations on a timely basis for at least the next twelve months.

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

Pending Adoption of Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We review our sales contracts on an ongoing basis to ensure our compliance with SAB No. 101. We do no anticipate that adoption of SAB 101 will have a material impact on previously reported or future results of operations, financial position or cash flows.

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

     Due to all of the factors listed above and other risks discussed in this report, our future operating results could be below the expectations of securities analysts or investors. If that happens, the trading price of our common stock could decline. As a result of these quarterly variations, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

     We Have Experienced Substantial Losses and Expect Future Losses. We have experienced significant operating losses of $42.7 million for the nine months ended December 31, 2000, $38.7 million for the year ended March 31, 2000 and $18.3 million for the year ended March 31, 1999. In January 2001, we announced the reorganization of our business in order to reduce our operating expenses and negative cash flow, which included the downsizing of our operations in Gyyr and Broadcast. We cannot assure you that this reorganization will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which could cause the market price of our common stock to decline.

     We May Need Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us. Our line of credit facility expired on December 31, 2000. While we have received an extension on this facility until February 28, 2001, we will need to obtain a new line of credit from another lender in the near future. Substantially all of our assets have been pledged to our existing lender to secure the outstanding indebtedness under this facility ($6.8 million at December 31, 2000). We have received a non-binding letter of intent from another lender to secure a $25 million line of credit, but we cannot assure you that we will be able to obtain this line of credit on a timely basis, on acceptable terms, or at all. Even if we are able to secure a new line of credit, we anticipate that we will need to raise additional capital in the near future, either through additional bank borrowings, the monetization of certain real property, the divestiture of business units or select assets, or other debt or equity financings. Our capital requirements will depend on many factors, including:

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

     Our Operating Strategy for developing companies is Expensive and May Not Be Successful. We have initiated a business strategy called our incubator strategy, which is expensive and highly risky. The goal of this strategy is to nurture and develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for certain of our business units, sufficient to allow the unit to function as an independent public company. We expect to continue to invest heavily in the development of certain of our business units with the goal of conducting additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete an initial public offering of any of our business units and/or spin-off our interest to our stockholders will depend upon many factors, including:

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

     . the current tax treatment of spin-off transactions and our ability to obtain favorable determination letters from the Internal Revenue Service; and

     . general economic and market conditions, including the receptiveness of the stock markets to initial public offerings.

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

     Our future success will also depend in part on the success of several recently introduced products including DVMS, our family of digital time-lapse recorders; AutoVue, our lane departure warning system; and Dexter, our multi-service access device.

     Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. We have experienced delays in the past in the introduction of new products, particularly with our Roswell system, which we recently discontinued. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

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

     We Need to Manage Growth and the Integration of Our Acquisitions. Over the past few years, we have expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation, certain assets of the Transportation Systems business of Rockwell International, and the Security Products Division of Digital Systems Processing, Inc. A key element of our business strategy involves expansion through the acquisition of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

     Acquisitions may also materially and adversely affect our operating results due to large write-offs, contingent liabilities, substantial depreciation, deferred compensation charges or goodwill amortization, or other adverse tax or audit consequences.

     Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. We cannot assure you that we will be able to consummate any additional acquisitions, successfully integrate any acquisitions or realize the benefits anticipated from any acquisition.

     Acquisitions, combined with the expansion of our business units and recent growth has placed and is expected to continue to place a significant strain on our resources. To accommodate this growth, we anticipate that we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these updates will require substantial management effort. Our failure to manage growth and integrate our acquisitions successfully could adversely affect our business, financial condition and results of operations.

     We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 23% and 25% of our total net sales and contract revenues for the year ended March 31, 2000 and the nine months ended December 31, 2000, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

     The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. In 2000, our Class A common stock has traded at prices as low as $4 3/16 per share and as high as $29 7/16 per share. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

     .  quarterly variations in operating results;

     .  our ability to control costs and improve cash flow;

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

     We Are Controlled by Certain of Our Officers and Directors. As of December 31, 2000, our officers and directors beneficially owned approximately 28% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       Most of the Company's debt outstanding at December 31, 2000 is fixed rate debt and, accordingly, the Company does not have significant exposure to changes in interest rates.


PART II  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

         NONE

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

Item 5.  OTHER INFORMATION

         NONE

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


Dated: February 14, 2001