Form 10-K
period 2001-03-31
ODETICS INC
filed 2001-07-16
CIK 350868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
   For the fiscal year ended March 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the transition period from                 to

                        Commission file number 000-10605

                                ---------------
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

                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                      Class A common stock, $.10 par value
                      Class B common stock, $.10 par value
                                (Title of Class)

                                ---------------
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   Based on the closing sale price on Nasdaq National Market on June 21, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $21,733,846. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Odetics has two classes of common stock outstanding, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A common stock entitles its holder to one-tenth of one vote per share and each share of Class B common stock entitles its holder to one vote per share. As of June 21, 2001, there were 9,542,889 shares of Class A common stock and 1,035,841 shares of Class B common stock outstanding. Unless otherwise indicated, all references to common stock shall collectively refer to the Class A common stock and the Class B common stock

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of the stockholders scheduled to be held on September 14, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ODETICS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    1

 ITEM 2.  PROPERTIES....................................................   16

 ITEM 3.  LEGAL PROCEEDINGS.............................................   16

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   16

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   17

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   19

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   20

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....   25

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   25

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   25

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   26

 ITEM 11. EXECUTIVE COMPENSATION........................................   26

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   26

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   26

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................   27

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

                                     PART I

ITEM 1. BUSINESS

General

   Odetics, Inc. was founded in 1969 to supply digital recorders for use in the United States space program. We pioneered new designs and standards for digital magnetic tape recorders offering high reliability and enhanced performance in the adverse environment attendant to space flight. In the 1970s, we broadened our information automation product line to include time-lapse videocassette recorders for commercial security and surveillance applications, and entered the business of manufacturing telecom network synchronization products. Through our Gyyr division, we became a leading supplier of time-lapse videotape cassette recorders, digital image processing modules and related products used in security and surveillance systems. We incorporated our Gyyr division in 1997, forming a wholly-owned subsidiary, Gyyr Incorporated. In October 1997, we expanded Gyyr by acquiring Intelligent Controls Inc., a manufacturer of access control products specializing in PC based, remote site and fiber optic communications. In December 1999, we acquired the Security Products Division of Digital Systems Processing, Inc., which expanded our product line to include digital time-lapse recording based on hard disk drive technology.

   Beginning in the late 1970s, we developed and manufactured telecom synchronization products in our Communications division. We incorporated our Communications division in fiscal 1999 as our wholly-owned subsidiary, Zyfer, Inc., as part of our business expansion to develop products for secured communications over the Internet.

   Leveraging our expertise in video image processing, we entered into the intelligent transportation system ("ITS") business with the introduction of a video-based vehicle detection system in 1993. In June 1997, we acquired certain assets comprising the Transportation Systems business from Rockwell International, creating our ITS division, which expanded our offerings to include advanced traffic management systems and advanced traveler information systems. We incorporated our ITS division in 1998 as Odetics ITS, Inc. In October 1998, we broadened our systems offerings by acquiring Meyer, Mohaddes Associates, Inc. In January 2000, we reincorporated Odetics ITS in Delaware and changed its name to Iteris, Inc. Meyer, Mohaddes Associates, Inc. currently operates as a wholly-owned subsidiary of Iteris, Inc.

   In the early 1980s, we developed the technical expertise to apply automation to new commercial applications and established our Odetics Broadcast division. We incorporated our Odetics Broadcast division in 1999 as Broadcast, Inc. Broadcast develops and manufactures broadcast automation control systems. The success of our video tape libraries led us to pursue new applications for information automation technologies. In 1991, we introduced an automated tape handling subsystem for integration into tape libraries designed for midrange computers and client/server networks. In January 1993, we formed a separate subsidiary, ATL Products, Inc., to pursue the market for automated tape libraries. In March 1997, ATL completed an initial public offering of 1,650,000 shares of its Class A common stock. We distributed our remaining 82.9% interest in ATL to our stockholders in a tax-free distribution in October 1997.

   Today, Odetics serves as a developer of technology-oriented companies, each with its own marketplace, customers and products. These operations share a common corporate overhead for support for facilities, human resources, benefits and certain accounting, finance and executive management services. We are pursuing a business strategy to develop each of these business units with the ultimate goal of monetizing them for the benefit of our stockholders. While our strategy also embodies the tax-free spin-off of our developed companies to our stockholders, we cannot assure that we will be able to spin-off any of these companies in the near future, if at all.

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

Video Products

   Broadcast, Inc.

   Broadcast develops systems to automate the storage and scheduling of commercials, news stories and other television programming recorded on videotape and video server storage systems. We believe that enhanced operational efficiencies are a principal factor underlying the automation of broadcast television stations and satellite uplink operations as the industry transitions to digital television. During fiscal 2001, Broadcast began transitioning its focus from a hardware-based business to a product offering based on proprietary software solutions for broadband video content management and delivery to serve broadcast and cable operations.

   We offer software to form powerful integrated systems, including our AIRO(TM) automation system. Multi-channel presentation systems, which integrate the complete line of our hardware with commonly available broadcast quality video disk recorders, are quickly becoming the core business of Broadcast. Broadcast is focused on video asset management, including desktop video browsing using a network PC architecture, which can be extended to wide area network applications and Internet applications.

   Sales, Marketing and Principal Customers. Broadcast sells directly to broadcast television stations, satellite uplink operations, and other broadcast television and cable television system operators. The sales and marketing management for Broadcast is located at our principal facilities in Anaheim, California. Broadcast maintains a dedicated field sales force of three persons operating in three U.S. sales regions and Canada, and a sales manager for Latin America, Europe and Asia. Broadcast also utilizes additional independent representative organizations to promote its products in various other foreign markets.

   The customers of Broadcast include major television networks such as Fox, the Canadian Broadcasting Corporation, CNBC, Euronews, Televisa, Measat Broadcast Network Systems, NBC, the PBS Network, Group W Satellite Communications, Asia Broadcast Centre, Univision and over 100 independent and network-affiliated television stations. Broadcast currently has systems installed in over 40 countries.

   Manufacturing and Materials. Broadcast maintains a dedicated manufacturing operation located within our Anaheim, California facilities. Our AIRO products are serviced primarily in a facility located in Austin, Texas. At our Anaheim facility, Broadcast maintains infrastructure to support production and inventory control, purchasing, quality assurance, manufacturing and engineering.

   Broadcast purchases video servers from Grass Valley Group, Leitch and Pinnacle Systems and video switching, conversion and monitoring equipment from Grass Valley Group. Broadcast also purchases cabinets and other fabricated parts and components from other third party suppliers.

   Gyyr Incorporated

   Gyyr produces analog and digital video products and access control systems that meet the security and surveillance needs for a variety of markets including banking, commercial/industrial and retail. Gyyr currently operates two divisions, Gyyr GCTV Products and Gyyr Electronic Access Controls. Gyyr GCTV Products develops and manufactures analog and digital video products and focuses on developing innovative solutions for digital storage assistance based video surveillance. Gyyr's time-lapse VCRs are installed in automated teller machines and retail point of sale systems to record transaction information in an effort to deter and address incidents of theft and other crimes. Gyyr Electronic Access Controls develops and manufactures enterprise security management systems and focuses on developing network-based access control products. Gyyr's access control systems offer managed access and monitoring of public, private and high security facilities. Customer demand for more sophisticated capabilities and integration due to digital technology has also contributed to the recent growth in the market for Gyyr's products. Gyyr's strategy is to provide complete software-based system integration of digital security devices over a variety of network topologies and the Internet. Recent additions to Gyyr's product offerings include network and Internet-based video and device control, and video multiplexing and digital recording. In December 1999, we expanded our product line to include the DVMS family of digital time-lapse recorders based on hard disk drive architecture. This product line expansion was the result of our acquisition of the Security Products Division of Digital Systems Processing, Inc. We sell our products as individual devices as well as components of fully-integrated network security control systems.

   Sales, Marketing and Principal Customers. Gyyr markets and sells its products through three established channels: OEMs, independent distributors and system integrators. Gyyr personnel located at our principal facilities and sales offices throughout the world oversee approximately 1,000 of these channel partners. Gyyr has a business development and service organization located at our Odetics Europe Limited subsidiary. Through January 2000, Odetics Europe Limited assisted Gyyr with management in the development of European, Middle East and African markets. Commencing in January 2000, Gyyr formed Gyyr Europe Limited to succeed Odetics Europe Limited in its support services. Its Asian sales and marketing activities are managed from our Anaheim, California facilities. Gyyr's principal customers include major security equipment companies such as Diebold, Inc., ADT Security Systems, Inc., Honeywell, Inc., Mosler, Inc., Hamilton Safe and ADI.

   Manufacturing and Materials. Gyyr maintains a dedicated manufacturing area located within our principal facilities in Anaheim, California. Gyyr primarily uses continuous demand flow techniques in its assembly lines. Gyyr maintains infrastructure to support production and inventory control, purchasing, quality assurance and manufacturing engineering.

   Gyyr purchases substantially all of its VCRs through Nissei Sangyo America, the United States distribution affiliate of Hitachi, Ltd., into which we incorporate certain value-added features. As a result of its reliance on Hitachi, Ltd, Gyyr is vulnerable to Hitachi's actions, which might necessitate changes in the design or manufacturing of Gyyr's products. While other suppliers are available who can manufacture VCRs suitable for use in Gyyr's products, we would be required to make changes in our product design or manufacturing methods to accommodate other VCRs, and Gyyr could experience delays or interruptions in supply while these changes are incorporated or a new supplier is procured.

Telecom Products

   Zyfer, Inc.

   We incorporated our Communications division in 1999 as Zyfer, Inc. Zyfer develops and manufactures telecom network synchronization products and provides service support for space borne digital data recorders. Our telecom network synchronization products synchronize communications for data security, timing networks and wireless communications systems. These products are based on GPS and oscillator technologies and are sold for new applications in wireless networks and satellite communications for both commercial and government customers. Significant customers of Zyfer include the U.S. government, government subcontractors and LGIC of Korea.

   Zyfer has developed a new class of encryption products for securing enterprise wide communications. These products provide transparent security to users and system administrators. Transparency results from the elimination of traditional key exchange and key management requirements and from our ability to encrypt and decrypt at high data rates.

   The space borne digital recorders serviced by Zyfer are employed in satellite programs for space research, earth resource and environmental observation and weather monitoring, as well as global surveillance and classified government programs.

   Sales, Marketing and Principal Customers. Zyfer conducts its selling and marketing activities directly from our principal facilities in Anaheim, California. Zyfer also sells its telecom synchronization products primarily through manufacturers' representatives.

   Manufacturing and Materials. Zyfer's manufacturing processes are ISO certified. Most of its manufacturing processes consist of final assembly and test. Zyfer outsources board assembly and some preliminary fabrication processes.

   Mariner Networks, Inc.

   Mariner Networks, Inc. has developed and manufactures a family of multi-service access devices that enable branch offices to cost effectively combine their separate voice, video and data networks onto a single wide area transport network. The Dexter(R) product family provides wire speed transport of most data traffic types. Mariner Networks' products include ATM, frame relay and voice subsystems for handling intranet, data, voice and video traffic.

   Sales, Marketing and Principal Customers. Mariner Networks sells its products through its direct sales organization and resellers in North America and in Europe. Mariner Networks maintains sales offices at our facilities in Anaheim, California and maintains a European subsidiary, Mariner Networks Europe Ltd., which occupies space within Odetics Europe Limited in the United Kingdom.

   Manufacturing and Materials. Mariner Networks' manufacturing processes are ISO 9000 certified and consist primarily of final assembly and test. Mariner Networks currently outsources circuit board assembly and some fabrication processes.

ITS Products

   Iteris, Inc.

   Iteris, Inc. designs, develops, markets and implements software-based solutions that improve the safety and efficiency of vehicle transportation. Using its proprietary software and ITS industry expertise, Iteris provides video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. Iteris uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Our knowledge of the ITS industry enables Iteris to design and implement transportation solutions that help public agencies reduce traffic congestion and provide greater access to traveler information.

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

   Iteris, Inc. designs, develops and implements software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment enabling public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions.

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

   Iteris sells its Vantage vehicle detection systems primarily through indirect sales channels comprised of independent dealers in the United States and Canada who sell integrated solutions and related products to the traffic intersection market. The independent dealers for Iteris are primarily responsible for sales, installation and support of Vantage systems. These dealers maintain an inventory of demonstration traffic products including the Vantage vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. Iteris holds technical training classes for its dealers and maintains a full-time staff of customer support technicians to provide technical assistance when needed.

   The marketing strategy for AutoVue is to establish it as the leading platform for in vehicle video sensing for trucks and passenger cars. AutoVue is sold directly by Iteris to vehicle manufacturers. Iteris currently has a direct sales force of two product managers, and intends to expand its sales force in the future to include engineers and product managers who will be responsible for sales and customer service to specific vehicle manufacturers. Since its target customer base is well known, Iteris currently does not plan to engage in broad-scale marketing campaigns.

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

Backlog

   Our backlog of unfulfilled firm orders was approximately $31.0 million as of March 31, 2001 and approximately $27.3 million as of March 31, 2000. Approximately 70% of our backlog at March 31, 2000 was recognized as revenues in fiscal 2001, and approximately 68% of our backlog at March 31, 2001 is expected to be recognized as revenues in fiscal 2002. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

   Each of our business units directs and staffs its own product development activities. Most of our development activities are conducted at our principal facilities in Anaheim, California. Mariner Networks also maintains a development team in La Gaude, France.

   Our business units require substantial ongoing research and development expenditures and other product development activities. Our company-sponsored research and development costs and expenses were approximately $11.2 million in fiscal 1999, $16.9 million in fiscal 2000 and $18.8 in fiscal 2001. We expect to continue to pursue significant product development programs and incur significant research and development expenditures in each of our business units.

Competition

   Our business units generally face significant competition in each of their respective markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

   Broadcast's primary competitors include Sony, Harris, Encoda and Probel. Sony is a large, international supplier of extensive professional quality products, including video tape libraries, for the broadcast television market. Harris and Probel principally provide automation control for video libraries and disk recorders. Broadcast's systems compete primarily in the arena of facility management and enterprise wide automation. We believe that the capability of our systems to integrate the broadcast station business systems acquisition processes, storage devices and presentation devices under a relational data base management system represents a unique and differentiable capability.

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

   Zyfer's primary competition for network synchronization products is Datum, Inc. and TrueTime Inc. Zyfer anticipates that its competition for encryption products for secured communications systems will include Cylink Corporation, Rainbow Technologies, Inc. and Redcreek Communications Inc. The competition for integrated circuits addressing encryption applications include Broadcom Corporation, Chrysalis and HiFN.

   Mariner Networks' principal competition includes networking vendors Vina Technologies, Accelerated Networks, Marconi and Nortel Networks.

   While we believe that AutoVue is the only commercially-available lane departure warning system, potential competitors including Delphi Automotive Systems Corporation domestically, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch Gmbh in Europe, which are currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, we compete with both manufacturers of "above ground" video camera detection systems, such as Econolite Control Products, Inc., Trafficon, N.V. and the Peek Traffic Systems division of Thermo Electron Corporation, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

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

Employees

   We refer to our employees as associates. As of June 20, 2001, we employed 442 associates, including 72 associates in general management, administration and finance; 65 associates in sales and marketing; 170 associates in product development; 105 associates in operations, manufacturing and quality; and 30 associates in customer service. None of our associates are represented by a labor union and we have not experienced a work stoppage.

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

   From time to time, a portion of our work relating to network synchronization systems may constitute classified United States government information or may be used in classified programs of the United States Government. For this purpose, we possess certain relevant security clearances. Our affected facilities and operations are also subject to security regulations of the United States Government. We believe we are currently in full compliance with these regulations.

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

   We Have Experienced Substantial Losses and Expect Future Losses. We experienced significant operating losses of $49.8 million for the year ended March 31, 2001, $38.7 million for the year ended March 31, 2000 and $18.3 million for the year ended March 31, 1999. In January 2001, we announced the reorganization of our business in order to reduce our operating expenses and negative cash flow, which included the downsizing of our operations in Gyyr and Broadcast, and a 25% reduction in our total work force. We cannot assure you that this reorganization will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which could cause the market price of our common stock to decline.

   We Will Need to Raise Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All. Our line of credit facility expired on December 31, 2000. While we have received an extension on this facility until July 31, 2001, we will need to obtain a new line of credit from another lender in the near future. Substantially all of our assets have been pledged to our existing lender to secure the outstanding indebtedness under this facility ($13.5 million at March 31, 2001). We cannot assure you that we will be able to obtain a new line of credit on a timely basis, on acceptable terms, or at all. Even if we are able to secure a new line of credit, we anticipate that we will need to raise additional capital in the near future, either through additional bank borrowings, the monetization of certain real property, the divestiture of business units or select assets, or other debt or equity financings. These conditions, together with our recurring losses, raise substantial doubt about our ability to continue as a going concern.

   Our capital requirements will depend on many factors, including:

  .  our ability to control costs;

  . increased research and development funding, and required investments in our business units;

  .  our ability to generate operating income;

  .  market acceptance of our products;

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

  .  our ability to control costs;

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

   Our Operating Strategy for Developing Companies is Expensive and May Not Be Successful. Our business strategy entails intensive business development activities, which are expensive and highly risky. The goal of this strategy is to develop companies that can be spun-off to our stockholders. This strategy has in the past required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for certain of our business units, sufficient to allow the unit to function as an independent public company. We expect to continue to invest in the development of certain of our business units with the goal of obtaining additional capital to support further investment and eventually completing additional public offerings. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to complete private financings or an initial public offering of any of our business units and/or spin-off our interest to our stockholders will depend upon many factors, including:

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

   We may not be able to complete a successful private or public offering or spin-off of any of our business units in the near future, or at all. During fiscal 2001, we attempted to complete the initial public offering of Iteris. We withdrew the offering due to adverse market conditions. Even if we do complete additional public offerings, we may decide not to spin-off a particular business unit, or to delay the spin-off until a later date.

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

   We currently outsource the manufacture of our AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

   We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International product sales represented approximately 20% of our total net sales and contract revenues for the fiscal year ended March 31, 2001, approximately 19% for the fiscal year ended March 31, 2000 and approximately 27% for the fiscal year ended March 31, 1999. International business operations are subject to inherent risks, including, among others:

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

   We believe that international sales will continue to represent a significant portion of our revenues, and that continued growth and profitability may require further expansion of our international operations. Many of our international sales are currently denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

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

   Acquisitions, combined with the expansion of our business units and recent growth has placed and is expected to continue to place a significant strain on our resources. To accommodate this growth, we anticipate that we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these updates will require substantial additional expense as well as management effort. Our failure to manage growth and integrate our acquisitions successfully could adversely affect our business, financial condition and results of operations.

   We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 25% and 26% of our total net sales and contract revenues for the years ended March 31, 2000 and 2001, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

   The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $1.88 per share and as high as $29.44 per share. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

   We Are Controlled by Certain of Our Officers and Directors. As of June 21, 2001, our officers and directors beneficially owned approximately 28% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

   In March 1998, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. In the event a third party acquires more than 15% of the outstanding voting control of our company or 15% of our outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquiror and discourage the acquiror from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

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

   Broadcast leases approximately 5,000 square feet in Austin, Texas primarily for service and sales support. Odetics Europe Limited's offices are located in leased space near London, England. Odetics Asia Pacific Pte. Ltd. offices are located in leased space in Singapore. Iteris leases eleven office suites representing an aggregate of approximately 35,000 square feet within the United States for its support staff and development teams.

   We currently operate a single shift in each of our manufacturing and assembly facilities, and we believe that our facilities are adequate for our current needs and for possible future growth. We may, however, elect to expand or relocate its offices and facilities in the future.

ITEM 3. LEGAL PROCEEDINGS.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our Class A common stock and Class B common stock are traded on the Nasdaq National Market under the symbols "ODETA" and "ODETB," respectively. The following table sets forth for the fiscal periods indicated the high and low sales prices for the Class A common stock and Class B common stock as reported by the Nasdaq National Market:

                                                       Class A       Class B
                                                    Common Stock  Common Stock
                                                    ------------- -------------
                                                     High   Low    High   Low
                                                    ------ ------ ------ ------
Fiscal Year Ended March 31, 2000
  First Quarter.................................... $10.25 $ 7.63 $10.63 $ 8.25
  Second Quarter...................................  13.00   9.13  12.13   9.13
  Third Quarter....................................  15.50  10.13  15.63  10.38
  Fourth Quarter...................................  29.44  12.00  29.63  13.00

Fiscal Year Ended March 31, 2001
  First Quarter....................................  15.25   7.88  15.00  10.00
  Second Quarter...................................  17.94  13.00  17.63  13.50
  Third Quarter....................................  17.00   5.53  17.00   5.63
  Fourth Quarter...................................   8.00   2.94   8.25   3.00

Fiscal Year Ending March 31, 2002
  First Quarter (through June 21, 2001)............   4.60   1.88   4.64   2.95

   As of June 21, 2001, we had 556 holders of record of Class A common stock and 127 holders of record of Class B common stock according to information furnished by our transfer agent.

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

Recent Sales of Unregistered Securities

   During the last fiscal year, we have sold and issued the following unregistered securities:

   In October 1998, Iteris acquired Meyer, Mohaddes Associates, Inc. Pursuant to the terms of the merger agreement, and as a penalty for not completing the initial public offering of Iteris, we issued an aggregate of an additional 38,995 shares of our Class A Common Stock in fiscal 2001 to the former shareholders of Meyer, Mohaddes.

   In September 2000, we issued an aggregate of 1,199,815 shares of our Class A common stock to 24 accredited investors in a private placement at a purchase price of $14.26 per share or an aggregate purchase price of $17.1 million. B. Riley & Co. acted as a finder with respect to a portion of this offering.

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

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected consolidated financial data with respect to our consolidated statement of operations for each of the five fiscal years in the period ended March 31, 2001 and the consolidated balance sheet data at March 31, 1997, 1998, 1999, 2000 and 2001 are derived from our audited consolidated financial statements. The consolidated financial statements for the fiscal years ended March 31, 1997 and 1998 and our consolidated balance sheet at March 31, 1997, 1998 and 1999 are not included in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

                                       Fiscal Year Ended March 31,
                               -----------------------------------------------
                                1997      1998      1999      2000      2001
                               -------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net sales....................  $71,748  $ 79,552  $ 70,042  $ 62,041  $ 57,030
Contract revenues............    9,032    10,284    13,331    18,666    20,039
                               -------  --------  --------  --------  --------
Total net sales and contract
 revenues....................   80,780    89,836    83,373    80,707    77,069
Cost of sales................   48,507    55,227    49,816    50,883    46,244
Cost of contract revenues....    4,907     6,530     9,007    13,431    13,781
Gross profit--net sales......   23,241    24,325    20,226    11,158    10,786
Gross profit--contract
 revenues....................    4,125     3,754     4,324     5,235     6,258
                               -------  --------  --------  --------  --------
Total gross profit...........   27,366    28,079    24,550    16,393    17,044
Selling, general and
 administrative expense......   19,831    26,010    31,670    38,173    41,780
Research and development
 expense.....................    7,734     9,271    11,191    16,888    18,812
In process research and
 development.................      --      2,106       --        --        --
Special charge...............      --      1,716       --        --      6,285
                               -------  --------  --------  --------  --------
Loss from operations.........     (199)  (10,924)  (18,311)  (38,668)  (49,833)
Non-operating income
 (expense)
  Royalty income.............      --        --        --     38,437    19,055
  Interest expense, net......     (183)     (617)   (1,807)   (2,048)   (1,762)
                               -------  --------  --------  --------  --------
Loss before taxes............     (382)  (11,541)  (20,118)   (2,279)  (32,540)
Income taxes (benefit).......     (181)   (2,858)      --        --        --
                               -------  --------  --------  --------  --------
Loss from continuing
 operations..................     (201)   (8,683)  (20,118)   (2,279)  (32,540)
Income from discontinued
 operations, net of income
 taxes.......................    3,931     2,089       --        --        --
                               -------  --------  --------  --------  --------
Net income (loss)............  $ 3,730  $ (6,594) $(20,118) $ (2,279) $(32,540)
                               =======  ========  ========  ========  ========
Diluted earnings (loss) per
 share:
Continuing operations........  $ (0.03) $  (1.26) $  (2.57) $  (0.25) $  (3.26)
Discontinued operations......     0.62      0.31       --        --        --
                               -------  --------  --------  --------  --------
Earnings (loss) per share....  $  0.59  $  (0.95) $  (2.57) $  (0.25) $  (3.26)
                               =======  ========  ========  ========  ========
Shares used in calculating
 diluted earnings (loss) per
 share.......................    6,299     6,912     7,820     9,089     9,977
                               =======  ========  ========  ========  ========

                                       Fiscal Year Ended March 31,
                               -----------------------------------------------
                                1997      1998      1999      2000      2001
                               -------  --------  --------  --------  --------
                                              (in thousands)
Consolidated Balance Sheet
 Data:
Working capital (deficit)....  $21,903  $ 19,996  $ 15,216  $ 12,855  $ (8,845)
Total assets.................   85,805    88,790    81,355    81,850    68,061
Long-term debt (less current
 portion)....................   11,860    21,000    19,962    11,666     4,800
Retained earnings (deficit)..   12,211    (3,795)  (23,913)  (26,192)  (58,732)
Total stockholders' equity...   51,828    38,580    36,323    36,110    20,378

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

   The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                          As of March 31,
                                                         ---------------------
                                                         1999    2000    2001
                                                         -----   -----   -----
Net sales...............................................  84.0%   76.9%   74.0%
Contract revenues.......................................  16.0    23.1    26.0
                                                         -----   -----   -----
Total net sales and contract revenues................... 100.0%  100.0%  100.0%
Gross profit--net sales.................................  28.9    18.0    18.9
Gross profit--contract revenues.........................  32.4    28.1    31.2
Selling, general and administrative expense.............  38.0    47.3    54.2
Research and development expense........................  13.4    20.9    24.4
Special charge..........................................   --      --      8.2
Loss from operations.................................... (22.0)  (47.9)  (64.7)
Non-operating income (expense):
  Royalty income........................................   --     47.6    24.7
  Interest expense, net.................................  (2.1)   (2.5)   (2.3)
Income taxes (benefit)..................................   --      --      --
Net loss................................................ (24.1)%  (2.8)% (42.2)%
                                                         =====   =====   =====

   General. We define our business segments as video products, telecom products and ITS. The video products segment includes our wholly-owned subsidiaries, Broadcast and Gyyr. The telecom products segment includes Zyfer, our wholly-owned subsidiary (formerly known as our Communications division) and Mariner Networks, our wholly-owned subsidiary. The ITS segment includes Odetics' 93% owned subsidiary, Iteris. In April 2001, Gyyr separated its operations into two divisions, Gyyr CCTV Products, which manufactures analog and digital storage solutions, and Gyyr Electronic Access Control, which manufactures enterprise security management systems. All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as business units of Odetics prior to their incorporation.

   During the quarter ended December 31, 2000, we effected a restructuring to reduce our overall expenses and to further focus our business development on those areas that we believe provide the opportunity for the highest return on stockholder capital. This restructuring included a reduction of approximately 25% of our total workforce and the discontinuation of certain product lines. As a result of these actions, we incurred charges in the amount of $9.4 million in the three months ended December 31, 2000. Of the total charges incurred, approximately $6.3 million was classified as a non-recurring special charge, representing severance payments and the write-down of certain assets.

   Net Sales and Contract Revenues. Net sales and contract revenues consist of
(i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenue derived from contracts with state, county and municipal agencies for intelligent transportation systems projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space-borne recorders used for geographical information systems. Total net sales and contract revenues decreased 4.5% to $77.1 million for the fiscal year ended March 31, 2001 ("fiscal 2001") compared to $80.7 million for the fiscal year ended March 31, 2000 ("fiscal 2000"), and decreased 3.2% for the fiscal year ended March 31, 2000 compared to $83.4 million for the fiscal year ended March 31, 1999 ("fiscal 1999").

     Net Sales. Net sales decreased 8.1% to $57.0 million in fiscal 2001 compared to $62.0 million in fiscal 2000 as a result of declining sales in Broadcast, Mariner Networks and Gyyr, offset in part by increased sales in Iteris and Zyfer. Broadcast sales decreased 20.1% in fiscal 2001 compared to fiscal 2000 as a result of declining sales of its automated tape libraries. In the quarter ended December 31, 2000, Broadcast determined it would not pursue continued sales opportunities for its Roswell facility management system and shifted the focus of its business on sales of its AIRO Automation systems. Mariner Networks sales decreased 56.5% in fiscal 2001 compared to fiscal 2000 as a result of the transition of its product offering entirely to its emerging Dexter family of multi-service access devices for the telecommunications market. Prior to this shift in product strategy, Mariner Networks had sold a variety of network access products that have been removed from its product line. Gyyr's sales decreased 10.8% in fiscal 2001 compared to fiscal 2000 due principally to the decline in sales of analog based time-lapse recorder product families. During the quarter ended June 30, 2001, Gyyr divested its Vortex Dome and Quarterback Controller product lines as part of a broader strategy to narrow its product offering to digital and analog recording and access control systems. Iteris' product sales increased 37% in fiscal 2001, primarily due to increased unit sales of its Vantage video detection products.

     Net sales decreased 11.4% to $62.0 million in fiscal 2000 compared to $70.0 million in fiscal 1999 as a result of declining sales in Broadcast, Mariner Networks and Gyyr. The decrease in Broadcast sales in fiscal 2000 reflects delays in the delivery of our Roswell facility management system. The decline in Mariner Networks' sales reflects the loss in August 1999 of IBM as a significant OEM customer of its Frame product family. Gyyr's revenues declined 6.1% in fiscal 2000 compared to fiscal 1999 primarily as a result of declining sales of its analog based time-lapse recorder product families. Gyyr made substantial investments in expanding its product line to include a broad family of integrated security solutions, including the acquisition of a line of digital time-lapse recorders. This product line expansion was the result of our acquisition of the Security Products Division of Digital Systems Processing, Inc. in December 1999. Contributions of revenue in fiscal 2000 from the expanded product offerings were not significant enough to offset the declining revenues from analog-based time-lapse recorders.

     Contract Revenues. Contract revenues increased 7.4% to $20.0 million in fiscal 2001 compared to $18.7 million in fiscal 2000 and increased 40.0% in fiscal 2000 compared to $13.3 million in fiscal 1999. During fiscal 1999, we acquired Meyer Mohaddes Associates, Inc. and the assets of Viggen Corporation as part of a broader strategy to significantly grow our contract systems business in the ITS market. The growth in contract revenues in fiscal 2001 and fiscal 2000 reflects the successful execution of that strategy.

     Contract revenues derived from Iteris represented 83.5% of total contract revenues in fiscal 2000 compared to 64.9% of total contract revenues in fiscal 1999. The increase in Iteris' contract revenues in both fiscal 2001 and fiscal 2000 was offset by continued declines in contract revenues derived from the sale of space-borne recorders and related service and equipment to agencies of the United States Government. We have focused our recent contract procurement efforts on commercial markets and the markets for Iteris' products and services.

   Gross Profit. Total gross profit increased 4.0% to $17.0 million in fiscal 2001, compared to $16.4 million in fiscal 2000, and decreased 33.2% in fiscal 2000 compared to $24.6 million in fiscal 1999. Total gross profit as a percent of net sales and contract revenues increased to 22.1% in fiscal 2001, compared to 20.3% in fiscal 2000, and declined from 29.5% in fiscal 1999. Gross profit as a percent of net sales increased to 18.9% in fiscal 2001 compared to 18.0% in fiscal 2000. Gross profit in fiscal 2001 is net of charges totaling $3.1 million, or 4.0% of net sales and contract revenues, related to the write-off of inventories associated with discontinued product lines in our Gyyr and Broadcast businesses. The charges were incurred in the third quarter of fiscal 2001 and were part of an overall restructuring announced in January 2001.

   The increase in gross profit as a percent of net sales in fiscal 2001 reflects increased gross profit on sales of Iteris Vantage products which comprised 17.5% of net sales in fiscal 2001 compared to 11.7% of net sales in fiscal 2000. In addition to improvements in Vantage gross profits, the gross profit performance in fiscal 2000 was negatively impacted by pricing concessions to certain customers in our Broadcast business. During fiscal 2000, gross profit on net sales was also impaired due to our adjustments to inventory reserves and capitalized software related to certain discontinued products and product options in Mariner Networks, Broadcast and Gyyr.

   Gross profit as a percent of contract revenues increased to 31.2% in fiscal 2001 compared to 28.0% in fiscal 2000. The increase in gross profit on contract revenues in fiscal 2001 reflects improved gross profit performance in both Iteris and Zyfer. We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the related gross profit recognized in any given year is primarily affected by the underlying mix of contract activity.

   Gross profit as a percent of contract revenues decreased to 28.0% in fiscal 2000 compared to 32.4% in fiscal 1999. Lower gross profit on contract revenues in fiscal 2000 reflect a mix of lower margin contract activity.

   Selling, General and Administrative Expense. Selling, general and administrative expense increased 9.4% to $41.8 million (or 54.2% of total net sales and contract revenues) compared to $38.2 million (or 47.2% of total net sales and contract revenues) in fiscal 2000, and increased 20.5% in fiscal 2000 compared to $31.7 million (or 38.0% of total net sales and contract revenues) in fiscal 1999. During fiscal 2001, we increased expenditures for sales and marketing and general and administrative by approximately $4.2 million in Mariner Networks principally to fund its international sales and marketing organization to support the roll-out of its Dexter product offering. The increased expenditures were primarily in the area of salaries and related benefits, travel and living, trade shows, and advertising and promotion. The increase in sales and marketing expense in Mariner Networks was partially offset by decreased expenditures by Gyyr and Broadcast, which were part of our overall cost reduction plan. Iteris also experienced increased general and administrative expense in fiscal 2001 related to the build up of its administrative infrastructure to support its planned spin-off from Odetics, originally planned for the quarter ended June 30, 2000. As a result of the aborted public offering and spin-off, general and administrative expense in fiscal 2001 included a charge of approximately $360,000 related to the write-off of deferred public offering costs.

   During fiscal 2000, we increased expenditures for sales and marketing and general and administrative in Mariner Networks, Iteris and Broadcast. Concurrent with the completion of development of Mariner Networks' Dexter product and its progression to beta testing, we began building additional sales and marketing and administrative functions to support anticipated revenue growth. In preparation for the initial public offering of Iteris, we increased sales and marketing expense and general and administrative expense to enable Iteris to execute on its expansion plans and to function as an independent public company. In connection with this proposed public offering, we also adjusted the amortization periods for goodwill that arose upon the acquisition of the assets of the Transportation Systems business of Rockwell, and Meyer, Mohaddes Associates, Inc. The effect of the adjustment was an incremental charge to amortization expense of $887,000 during fiscal 2000. Iteris also experienced increased sales and marketing, and general and administrative expenses as a result of its acquisitions of Meyer Mohaddes Associates in October 1998, and of certain assets of Viggen Corporation in January 1999. In addition, the increase in selling, general and administrative expense in fiscal 2000 reflects charges of approximately $500,000 for adjustment to the allowance for doubtful accounts in Broadcast.

   Research and Development Expense. Research and development expense increased 11.4% to $18.8 million (or 24.4% of total net sales and contract revenues) in fiscal 2001 compared $16.9 million (or 20.9% of total net sales and contract revenues) in fiscal 2000, and increased 50.9% in fiscal 2000 compared to $11.2 million (or 13.4% of total net sales and contract revenues) in fiscal 1999. For competitive reasons, we closely guard the confidentiality of specific development projects. The increase in research and development expense in fiscal 2001 reflects increased spending primarily by Mariner Networks and Iteris, partially offset by reductions ins spending by Gyyr and Broadcast. The increase in research and development expense by Mariner Networks reflects continued development of Dexter 3000, which was released for general availability to the market in June 2001. The increase in Iteris research and development expense largely represents expenditures to support its development initiatives for its Personalized Traveler Information Systems and, to a lesser extent, continued development of its AutoVue product offering. As part of cost reduction initiatives completed in the quarter ended December 31, 2000, Iteris substantially reduced spending to support development of its Personalized Traveler Information Systems. Consequently, Iteris' research and development expense in the three months ended March 31, 2001 declined from the comparable three month period ended March 31, 2000. The reductions in research and development expense in Gyyr and Broadcast reflect the result of our overall expense reduction efforts.

   The increase in research and development expense in fiscal 2000 partly reflects the capitalization of certain development costs in fiscal 1999. During fiscal 1999, $2.8 million of development costs for Roswell and $2.1 million of development costs for Dexter were capitalized as qualified software development costs. The increase in research and development expense in fiscal 2000 also reflects increased expenditures by Iteris, Broadcast and Mariner Networks. Iteris increased its development activities 72.1% during fiscal 2000 to support its AutoVue product development. Broadcast continued to aggressively develop its Roswell facility management system and completed the development of its MicroStation product offering. All software development activities for Broadcast during fiscal 2000 were charged as research and development expense. Mariner Networks capitalized $300,000 of software development costs in fiscal 2000, significantly expanded its product development team and increased research and development expenses 223.9% during fiscal 2000 compared to fiscal 1999 to support the completion of its development schedule for Dexter in order to meet a targeted beta release of the product in the first quarter of fiscal 2001. Gyyr reduced its expenses for product development 27.6% in fiscal 2000 compared to fiscal 1999 in response to its efforts to reduce overall operating expenses and because it had completed several development initiatives as of the end of fiscal 1999. The change in Zyfer's product development expenses in fiscal 2000 compared to fiscal 1999 was not significant.

   Nonrecurring Charge. In December 2000, we recorded a nonrecurring charge of $6.3 million. Approximately $1.3 million of the charge reflects severance payments for staffing reductions, and the remainder represents non-cash charges for asset write-downs and reserves established in connection with the discontinuation of certain product lines.

   Royalty Income. In connection with the settlement of our action against StorageTek, we received proceeds, net of expenses and fees, of approximately $38.4 million in October 1999, and $17.8 million in June 2000 in full settlement of the amounts due us.

   Interest Expense, Net. Interest expense, net reflects the net of interest expense and interest income as follows:

                                                            Year Ended March 31,
                                                            --------------------
                                                             1999   2000   2001
                                                            ------ ------ ------
   Interest expense........................................ $1,928 $2,313 $ 2012
   Interest income.........................................    121    265    250
                                                            ------ ------ ------
   Interest expense, net................................... $1,807 $2,048 $1,762
                                                            ====== ====== ======

   Interest expense decreased 13% in fiscal 2001 compared to fiscal 2000 and increased 20.0% in fiscal 2000 compared to fiscal 1999. Interest expense primarily reflects interest charges on our line of credit borrowings and mortgage interest. The fluctuations in interest expense in fiscal 2001 and fiscal 2000 represents changes in the average outstanding borrowings on our line of credit to fund negative operating cash flow. Interest income in fiscal 2001 and fiscal 2000 is primarily related to interest earned on invested cash received from our settlement with StorageTek. Interest income in fiscal 1999 was derived primarily from a note receivable due from ATL Products, Inc., our former subsidiary. ATL repaid in full the outstanding balance of its note receivable in July 1998.

   Income Taxes. We have not provided income tax benefit for the losses incurred in fiscal 2001, 2000 and 1999 due to the uncertainty as to the ultimate realization of the benefit.

Liquidity and Capital Resources

   During fiscal 2001 and 2000, we reported operating losses of $49.8 million and $38.7 million, respectively, and we had a working capital deficiency of $8.8 million at March 31, 2001. We financed our operations in fiscal 2001 and 2000 largely through cash received from the settlement of certain litigation with StorageTek, debt and equity financings and, to a lesser extent, through the sale of assets of certain of our subsidiaries.

   In October 1999, we settled litigation with StorageTek in exchange for license fees payable to us in the aggregate amount of $100.0 million, $80.0 million of which was paid on the settlement date (resulting in net cash to us of $38.4 million after payment of the related expenses). In June 2000, we amended the settlement agreement with StorageTek to provide for the acceleration of the payment of the $20.0 million still owed to us. Under the terms of the amendment, StorageTek paid us $17.8 million in cash during fiscal 2001 to complete the settlement.

   During fiscal 2001, we used $20.1 million of cash to fund operations, which reflects our net loss of $32.5 million, offset by non-cash charges of $5.0 million for depreciation and amortization, $4.0 million for the write off of capitalized software and goodwill, and a $4.6 million reduction in net operating assets and liabilities. During fiscal 2001, we also sold certain assets of Zyfer and of our solid state recording product line for $1.9 million in cash. In connection with these sales, we recorded a non-operating gain of $1.2 million.

   In fiscal 2000, we sold an option to purchase our principal facilities in Anaheim California to Manchester Capital LLC for an aggregate purchase price of $5.0 million. We used $5.6 million in cash in fiscal 2001 to repurchase this option, which included accrued interest.

   At March 31, 2001, we had $13.5 million outstanding on a $17.0 million line of credit with Transamerica Business Credit. While this line of credit expired on December 31, 2000, we received an extension until July 31, 2001. In addition, due to the breach of certain financial and other covenants under this line of credit, we entered into a forbearance agreement in May 2001 with Transamerica that expires July 31, 2001. Under the terms of this forbearance agreement and the extension, we are prohibited from making further borrowings under the line of credit.

   In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at the rate of 10%. In connection with this loan, we issued warrants to this lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4 per share. If we prepay this note prior to six months following its issuance, the lender, at its option, may convert up to $1.6 million of the principal amount on this note into our Class A common stock at a conversion price of $4 per share.

   Of the $16.0 million proceeds received from the promissory note financing, we used approximately $6 million to retire the pre-existing first trust deed on our Anaheim real property and $5.9 million to reduce the borrowings due Transamerica under the line of credit to $7.6 million in May 2001 in accordance with the terms of the forbearance agreement. We used the balance of the proceeds from this financing, after payment of expenses, for general working capital purposes.

   In January 2001, we announced that in response to tightening credit and capital markets we were taking a number of actions to reduce our operating expenses, improve our gross profit and operating profit performance, and narrow our negative operating cash flow and operating losses. Concurrent with those actions, we incurred charges in the three months ended December 31, 2000 totaling $9.4 million. Approximately $1.3 million of these charges incurred were cash charges related to severance payments for staffing reductions and the balance were non-cash charges related to asset write-downs and reserves established in connection with the discontinuation of certain products.

   We expect that our operations will continue to use net cash for the foreseeable future. During fiscal 2002, we expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until they return to profitability and positive operating cash flow. We are currently considering the sale and leaseback of our principal operating facilities in Anaheim, California and are in negotiations with a financial institution to provide a new line of credit. We cannot be certain that our plan to sell and leaseback of our facilities will be successful, that we will be able to secure a new line of credit on terms acceptable to us, or at all, or that our existing lender will continue to extend our existing borrowing relationship. Our future cash requirements will be highly dependent on our ability to control expenses as well as the successful execution of the revenue plans by each of our businesses. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

   These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   We are exposed to interest rate risk primarily from our long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

   The following table provides information about our debt obligations that are sensitive to changes in interest rates.

                                     Expected maturity date March 31,
                                ------------------------------------------------
                                                                          Fair
                                 2002    2003    2004    2005    Total    value
                                ------  ------  ------  ------  -------  -------
                                          (dollars in thousands)
  Fixed rate debt.............. $6,990  $1,804  $1,653  $1,343  $11,790  $11,790
  Average interest rate........   8.87%   9.18%   9.36%   9.36%    9.02%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements and supplementary data required by Regulation S-X are included in thisForm 10-K commencing on page F-1.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Documents filed as part of this report:

   1. Financial Statements. The following financial statements of Odetics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                          Page
                                                                          ----
   Report of Independent Auditors........................................ F-2
   Consolidated Balance Sheets as of March 31, 2000 and 2001............. F-3
   Consolidated Statements of Operations for the years ended March 31,
    1999, 2000 and 2001.................................................. F-4
   Consolidated Statements of Stockholders' Equity for the years ended
    March 31, 1999, 2000 and 2001........................................ F-5
   Consolidated Statements of Cash Flows for the years ended March 31,
    1999, 2000 and 2001.................................................. F-6
   Notes to Consolidated Financial Statements............................ F-7

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

 10.10 Amendments to Loan Agreement dated December 22, 2000, February 28, 2001 and May 29, 2001 among Transamerica Business Credit Corporation and
       Odetics and its subsidiaries.

 10.11 Forbearance Agreement dated May 28, 2001 among Transamerica Business
       Credit Corporation and Odetics and its subsidiaries.

 10.12 Form of Indemnity Agreement entered into by Odetics and certain of its officers and directors (incorporated by reference to Exhibit 19.4 to Odetics' Quarterly Report on Form 10-Q for the quarter ended September
       30, 1988).

 10.13 Schedule of officers and directors covered by Indemnity Agreement
       (incorporated by reference to Exhibit 10.9.2 to Amendment No. 1 to
       Odetics' Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993).

 10.14 Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust
       (incorporated by reference to Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Odetics' Registration Statement on Form S-3 (Reg. No.
       002-86220) as filed with the SEC on June 13, 1990).

 10.15 1997 Stock Incentive Plan of Odetics (incorporated by reference to
       Exhibit 99.1 to Odetics' Registration Statement on Form S-8 (File No.
       333-30396) as filed with the SEC on February 14, 2000).

 10.16 Form of Notice of Grant of Stock Option (incorporated by reference to
       Exhibit 99.2 to Odetics' Registration Statement on Form S-8 (File No.
       333-30396) as filed with the SEC on February 14, 2000)

 10.17 Form of Stock Option Agreement (incorporated by reference to Exhibit
       99.3 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

 10.18 Form of Addendum to Stock Option Agreement--Involuntary Termination
       Following Corporate Transaction or Change in Control (incorporated by reference to Exhibit 99.4 to Odetics' Registration Statement on Form S-8
       (File No. 333-30396) as filed with the SEC on February 14, 2000).

 10.19 Form of Addendum to Stock Option Agreement--Limited Stock Appreciation
       Rights (incorporated by reference to Exhibit 99.5 to Odetics'
       Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

 10.20 Form of Stock Issuance Agreement (incorporated by reference to Exhibit
       99.6 to Odetics' Registration Statement on Form S-8 (File No. 333-30396)
       as filed with the SEC on February 14, 2000)

 10.21 Form of Addendum to Stock Issuance Agreement--Involuntary Termination
       Following Corporate Transaction/Change in Control (incorporated by reference to Exhibit 99.7 to Odetics' Registration Statement on Form S-8
       (File No. 333-30396) as filed with the SEC on February 14, 2000).

 10.22 Form of Notice of Grant of Automatic Stock Option--Initial Grant filed as Exhibit 99.8 filed as Exhibit (incorporated by reference to Exhibit
       99.8 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

 10.23 Form of Notice of Grant of Automatic Stock Option--Annual Grant
       (incorporated by reference to Exhibit 99.9 to Odetics' Registration
       Statement on Form S-8 (File No. 333-30396) as filed with the SEC on
       February 14, 2000).

 10.24 Form of Automatic Stock Option Agreement filed as Exhibit 99.10 to the
       (incorporated by reference to Exhibit 99.10 to Odetics' Registration
       Statement on Form S-8 (File No. 333-30396) as filed with the SEC on
       February 19, 2000).

 10.25 Rights Agreement dated April 24, 1998 between Odetics and BankBoston,
       N.A., which includes the form of Certificate of Designation for the junior participating preferred stock as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A preferred shares as Exhibit C (incorporated by reference to Exhibit 4 to Odetics' Current Report on Form 8-K as filed with the SEC on May 1,
       1998).

 10.26 1994 Long-Term Equity Plan of Odetics (incorporated by reference to
       Exhibit 4.3 to Odetics' Registration Statement on Form S-8 (File No.
       333-05735) as filed with the SEC on June 11, 1996).

 10.27 Subordinated Convertible Note Purchase Agreement dated January 25, 2000 between Iteris, Inc. and DaimlerChrysler GmbH (incorporated by reference to Exhibit 10.31 to Odetics' Annual Report on Form 10-K as filed with the SEC on June 29, 2000).

 10.28 Subordinated Convertible Note dated January 25, 2000 between Iteris,
       Inc. and DaimlerChrysler GmbH (incorporated by reference to Exhibit
       10.32 to Odetics' Annual Report on Form 10-K as filed with the SEC on June 29, 2000).

 10.29 Securities Purchase Agreement dated May 29, 2001, by and between Odetics and Castle Creek Technology Partners LLC. Included from the Agreement are Exhibit A (form of Senior Convertible Promissory Note), Exhibit B-1
       (form of Stock Purchase Warrant), Exhibit B-2 (form of Stock Purchase
       Warrant), Exhibit B-3 (form of Stock Purchase Warrant), and Exhibit D
       (form of Deed of Trust) (incorporated by reference to Exhibit 99.1 to Odetics' Current Report on Form 8-K as filed with the SEC on June 1,
       2001).

 10.30 Registration Rights Agreement dated May 29, 2001, by and between Odetics and Castle Creek Technology Partners LLC (incorporated by reference to
       Exhibit 99.2 to Odetics' Current Report on Form 8-K as filed with the
       SEC on June 1, 2001).

 10.31 Amendment to Rights Agreement, dated May 21, 2001, by and between
       Odetics and Fleet National Bank (a.k.a. Bank Boston, N.A. (incorporated by reference to Exhibit 99.4 to Odetics' Current Report on Form 8-K as filed with the SEC on June 1, 2001).

 21    Subsidiaries of Odetics (incorporated by reference to Exhibit 21 to
       Odetics' Annual Report on Form 10-K as filed with the SEC on June 29,
       2000).

 23.1  Consent of Independent Auditors.

   (b) Reports on Form 8-K

   On August 16, 2000, we filed a Current Report on Form 8-K to announce that Iteris, Inc., a subsidiary of Odetics, Inc., reached an agreement with Ford Motor Company to become the exclusive supplier of the optical lane departure warning systems to be installed on future Ford, Lincoln and Mercury badged vehicles produced and sold in the United States. Under terms of the agreement, Ford will receive warrants to purchase up to approximately 9.9% of Iteris common stock if Ford meets predetermined Auto Vue purchase volumes over the six year term of the agreement. The warrants will not be fully exercisable until Ford purchases a number of units that results in sales of approximately $90 million dollars over the life of the agreement. However, Ford has no obligation to purchase any Auto Vue products under the agreement. Ford will not play a role in the management of Iteris.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on July 13, 2001.

                                          ODETICS, INC.


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Joel Slutzky             Chief Executive Officer,       July 13, 2001
____________________________________  President and Chairman of
            Joel Slutzky              the Board (principal
                                      executive officer)

    /s/ Crandall Gudmundson          Director                       July 13, 2001
____________________________________
        Crandall Gudmundson


        /s/ Jerry Muench             Director                       July 13, 2001
____________________________________
            Jerry Muench

       /s/ Kevin C. Daly             Director                       July 13, 2001
____________________________________
           Kevin C. Daly

         /s/ Gary Smith              Vice President and             July 13, 2001
____________________________________  Controller (principal
             Gary Smith               accounting officer)

      /s/ Thomas L. Thomas           Director                       July 13, 2001
____________________________________
          Thomas L. Thomas

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ John Seazholtz            Director                       July 13, 2001
____________________________________
           John Seazholtz

       /s/ Paul E. Wright            Director                       July 13, 2001
____________________________________
           Paul E. Wright


      /s/ Gregory A. Miner           Vice President, Director and   July 13, 2001
____________________________________  Chief Operating Officer and
          Gregory A. Miner            Chief Financial Officer
                                      (principal financial
                                      officer)

                                 ODETICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets as of March 31, 2000 and 2001................  F-3

Consolidated Statements of Operations for the years ended March 31, 1999,
 2000 and 2001...........................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended March
 31, 1999, 2000 and 2001.................................................  F-6

Consolidated Statements of Cash Flows for the years ended March 31, 1999,
 2000 and 2001...........................................................  F-7

Notes to Consolidated Financial Statements...............................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Odetics, Inc.

   We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Orange County, California
May 15, 2001, except for Notes 1 and 16, as to which the date is May 29, 2001

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                 March 31
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................  $  4,880  $  2,218
  Trade accounts receivable, net of allowance for doubtful
   accounts of $2,068 in 2000 and $1,644 in 2001...........    13,576    14,380
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...................................     3,283     3,296
  Inventories:
  Finished goods...........................................     1,203     1,644
  Work in process..........................................       859        51
  Materials and supplies...................................    16,150    11,371
  Prepaid expenses and other...............................     1,978     1,078
                                                             --------  --------
    Total current assets...................................    41,929    34,038
Property, plant and equipment:
  Land.....................................................     2,060     2,060
  Buildings and improvements...............................    18,868    18,982
  Equipment................................................    30,652    32,667
  Furniture and fixtures...................................     2,676     2,692
  Allowances for depreciation..............................   (33,520)  (35,266)
                                                             --------  --------
                                                               20,736    21,135
Capitalized software costs, net............................     6,482     2,090
Goodwill, net of accumulated amortization of $2,723 in 2000
 and $1,924 in 2001........................................    12,004    10,622
Other assets...............................................       699       176
                                                             --------  --------
Total assets...............................................  $ 81,850  $ 68,061
                                                             ========  ========

                                 ODETICS, INC.

               (In thousands, except share and per share amounts)

                                                                March 31
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Trade accounts payable................................... $ 10,702  $ 10,644
  Accrued payroll and related..............................    4,892     4,559
  Accrued expenses.........................................    2,313     2,354
  Contract reserve.........................................    3,056     2,290
  Billings in excess of costs and estimated earnings on
   uncompleted contracts...................................    1,303     2,575
  Revolving line of credit.................................    3,706    13,471
  Current portion of long-term debt........................    3,102     6,990
                                                            --------  --------
Total current liabilities..................................   29,074    42,883
Long-term debt, less current portion.......................   11,666     4,800
Other liabilities..........................................    5,000       --
Commitments (Note 12)
Stockholders' equity:
  Preferred stock:
    Authorized shares--2,000,000
    Issued and outstanding--none...........................      --        --
  Common stock, $.10 par value:
    Authorized shares--10,000,000 of Class A and 2,600,000
     of Class B
    Issued and outstanding shares--8,183,470 of Class A and
     1,051,541 of Class B at March 31, 2000; 9,468,620 of
     Class A and 1,035,841 of Class B at March 31, 2001....      923     1,050
  Paid-in capital..........................................   61,200    78,548
  Treasury stock, 4,564 and 93 shares in 2000 and 2001,
   respectively............................................      (22)       (1)
  Notes receivable from employees .........................      (61)      (51)
  Accumulated other comprehensive income (loss)............      262      (436)
  Accumulated deficit......................................  (26,192)  (58,732)
                                                            --------  --------
Total stockholders' equity.................................   36,110    20,378
                                                            --------  --------
Total liabilities and stockholders' equity................. $ 81,850  $ 68,061
                                                            ========  ========

                            See accompanying notes.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)

                                                    Year ended March 31
                                                 ----------------------------
                                                   1999      2000      2001
                                                 --------  --------  --------
Net sales and contract revenues:
  Net sales..................................... $ 70,042  $ 62,041  $ 57,030
  Contract revenues.............................   13,331    18,666    20,039
                                                 --------  --------  --------
                                                   83,373    80,707    77,069

Costs and expenses:
  Cost of sales.................................   49,816    50,883    46,244
  Cost of contract revenues.....................    9,007    13,431    13,781
  Selling, general and administrative expense...   31,670    38,173    41,780
  Research and development expense..............   11,191    16,888    18,812
  Special charge................................      --        --      6,285
                                                 --------  --------  --------
                                                  101,684   119,375   126,902
                                                 --------  --------  --------
Loss from operations............................  (18,311)  (38,668)  (49,833)

Non-operating income (expense)
  Royalty income................................      --     38,437    17,825
  Gain on sale of product lines.................      --        --      1,230
  Interest expense, net.........................   (1,807)   (2,048)   (1,762)
                                                 --------  --------  --------
Net loss........................................ $(20,118) $ (2,279) $(32,540)
                                                 ========  ========  ========
Basic and diluted loss per share................ $  (2.57) $  (0.25) $  (3.26)
                                                 ========  ========  ========
Shares used in computing basic and diluted loss
 per share......................................    7,820     9,089     9,977
                                                 ========  ========  ========


                            See accompanying notes.

                                 ODETICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                             Common stock
                         ---------------------
                            Shares
                          outstanding
                         -------------
                         Class  Class                             Notes     Accumulated
                           A      B                             receivable     other                           Compre-
                         common common         Paid-in Treasury    from    comprehensive Accumulated           hensive
                         stock  stock   Amount capital  stock   employees  income (loss)   deficit    Total     income
                         ------ ------  ------ ------- -------- ---------- ------------- ----------- --------  --------
Balance at March 31,
 1998................... 6,203  1,062   $  726 $45,240  $(239)   $(3,377)      $  25      $ (3,795)  $ 38,580
  Issuances of common
   stock ............... 1,736    --       175  14,339    --         --          --            --      14,514
  Conversion of Class B
   common stock.........     2     (2)     --      --     --         --          --            --         --
  Purchase of treasury
   stock................   --     --       --      --      (1)       --          --            --          (1)
  Payments on notes
   receivable...........   --     --       --      --     --       3,281         --            --       3,281
  Foreign currency
   translation
   adjustments..........   --     --       --      --     --         --           67           --          67  $     67
  Net loss..............   --     --       --      --     --         --          --        (20,118)   (20,118)  (20,118)
                         -----  -----   ------ -------  -----    -------       -----      --------   --------  --------
Balance at March 31,
 1999................... 7,941  1,060      901  59,579   (240)       (96)         92       (23,913)    36,323  $(20,051)
                                                                                                               ========
  Issuances of common
   stock ...............   234    --        22   1,621    218        --          --            --       1,861
  Conversion of Class B
   common stock.........     8     (8)     --      --     --         --          --            --         --
  Payments on notes
   receivable...........   --     --       --      --     --          35         --            --          35
  Foreign currency
   translation
   adjustments..........   --     --       --      --     --         --          170           --         170  $    170
  Net loss..............   --     --       --      --     --         --          --         (2,279)    (2,279)   (2,279)
                         -----  -----   ------ -------  -----    -------       -----      --------   --------  --------
Balance at March 31,
 2000................... 8,183  1,052      923  61,200    (22)       (61)        262       (26,192)    36,110  $ (2,109)
                                                                                                               ========
  Issuances of common
   stock ............... 1,270    --       127  17,348     21        --          --            --      17,496
  Conversion of Class B
   common stock.........    16    (16)     --      --     --         --          --            --         --
  Payments on notes
   receivable...........   --     --       --      --     --          10         --            --          10
  Foreign currency
   translation
   adjustments..........   --     --       --      --     --         --         (698)          --        (698) $   (698)
  Net loss..............   --     --       --      --     --         --          --        (32,540)   (32,540)  (32,540)
                         -----  -----   ------ -------  -----    -------       -----      --------   --------  --------
Balance at March 31,
 2001................... 9,469  1,036   $1,050 $78,548  $  (1)   $   (51)      $(436)     $(58,732)  $ 20,378  $(33,238)
                         =====  =====   ====== =======  =====    =======       =====      ========   ========  ========

                            See accompanying notes.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Year ended March 31
                                                   ----------------------------
                                                     1999      2000      2001
                                                   --------  --------  --------
Operating activities
Net loss.........................................  $(20,118) $ (2,279) $(32,540)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..................     5,205     7,185     4,967
  Write-off of capitalized software..............       --        --      4,014
  Gain on sale of product lines..................       --        --     (1,230)
  Provision for losses on accounts receivable....       332       745        78
  Provision for deferred income taxes............       915       --        --
  Changes in operating assets and liabilities
   (Note 14).....................................     1,560     1,179     4,621
                                                   --------  --------  --------
    Net cash provided by (used in) operating
     activities..................................   (12,106)    6,830   (20,090)
Investing activities
Purchases of property, plant and equipment, net..    (2,747)   (2,169)   (2,502)
Repurchase of real estate option.................       --        --     (5,000)
Proceeds from sale of product lines..............       --        --      1,877
Proceeds from option to sell real estate.........       --      5,000       --
Software development costs.......................    (4,944)     (330)      --
Purchase of net assets of acquired business......       --     (1,500)      (42)
Net cash received from ATL.......................    10,019       --        --
Other............................................       --        213      (688)
                                                   --------  --------  --------
    Net cash provided by (used in) investing
     activities..................................     2,328     1,214    (6,355)
Financing activities
Proceeds from line of credit and long-term
 borrowings......................................    44,527    23,966    26,644
Principal payments on line of credit and long-
 term debt.......................................   (45,089)  (29,528)  (19,857)
Proceeds from issuance of common stock...........     9,996     1,611    16,996
                                                   --------  --------  --------
Net cash provided by (used in) financing
 activities......................................     9,434    (3,951)   23,783
                                                   --------  --------  --------
Increase (decrease) in cash......................      (344)    4,093    (2,662)
Cash and cash equivalents at beginning of year...     1,131       787     4,880
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $    787  $  4,880  $  2,218
                                                   ========  ========  ========

                            See accompanying notes.

                                  ODETICS, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1. Formation and Operations

   Odetics, Inc. (the Company) serves as a developer of technology oriented companies, each with its own marketplace, customers and products, including the Company's wholly-owned subsidiaries Gyyr, Inc., Broadcast, Inc., Mariner Networks, Inc., Zyfer, Inc., Odetics Europe Limited, Odetics GYYR Limited, Odetics Mariner Limited, Odetics Asia Pacific Pte. Ltd., and its 93% owned subsidiary, Iteris, Inc.

   In January 2001, the Company announced that in response to tightening credit and capital markets it was taking a number of actions to reduce its operating expenses, improve its gross profit and operating profit performance, and narrow its negative operating cash flow and operating losses. Concurrent with those actions, the Company incurred charges in the three months ended December 31, 2000 totaling $9.4 million (Note 4). Including these charges, during fiscal 2001 and 2000, the Company experienced operating losses of $49.8 million and $38.7, respectively, and at March 31, 2001 had a working capital deficit of $8.8 million.

   Contributing to the working capital deficit at March 31, 2001, is $13.5 million of borrowings from Transamerica Business Credit under a $17.0 million line of credit. This line of credit expired on December 31, 2000, however, the Company received an extension until July 31, 2001. Due to the breach of certain financial and other covenants under this line of credit, the Company entered into a forbearance agreement with Transamerica in May 2001. Under the terms of this forbearance agreement and the extension, the Company is prohibited from making any further borrowings under the line of credit.

   The Company financed its operations in fiscal 2000 and 2001 largely through cash received from the settlement of certain litigation with StorageTek (Note
15), debt and equity financings and, to a lesser extent, through the sale of assets of certain of its subsidiaries.

   In May 2001, the Company received $16.0 million pursuant to a promissory note secured by a first trust deed on its principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at the rate of 10%. Of the $16.0 million of proceeds received from the promissory note financing, the Company used approximately $6.0 million to retire the pre-existing first trust deed on its Anaheim real property and $5.9 million to reduce the borrowings due Transamerica under the line of credit to $7.6 million in accordance with the terms of the forbearance agreement. The balance of the proceeds from this financing, after payment of expenses, is available to the Company for general working capital purposes.

   The Company expects that its operations will continue to use net cash for the foreseeable future. During fiscal 2002, the Company expects to have an ongoing need to raise cash by securing additional debt or equity financing, or by monetizing (divesting) certain assets to fund its operations until they return to profitability and positive operating cash flow.

   The Company is currently considering the sale and leaseback of its principal operating facilities in Anaheim, California and is in negotiations with a financial institution to provide a new line of credit. However, the Company cannot be certain that its plan to sell and leaseback of its facilities will be successful, that it will be able to secure a new line of credit on terms acceptable to us, or at all, or that its existing lender will continue to extend its existing borrowing relationship. The Company's future cash requirements will be highly dependent on its ability to control expenses as well as the successful execution of the revenue plans by each of our businesses. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

   These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future

                                 ODETICS, INC.

effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowances for doubtful accounts and deferred tax assets, inventory reserves, certain accrued liabilities, costs to complete long-term contracts and estimates of future cash flows used to determine the recoverability of long lived assets.

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

                                 ODETICS, INC.

 Concentration of Credit Risk

   The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. At March 31, 2000 and 2001, accounts receivable from governmental agencies and prime government contractors were approximately $3,639,000 and $3,719,000, respectively.

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

 Long-Lived Assets

   Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment of the carrying value of its long-lived assets, inclusive of goodwill, existed at March 31, 2001. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company strategic plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during fiscal 2002. If the Company's estimate of future undiscounted cash flow should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

 Goodwill

   Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is being amortized using the straight-line method over the estimated useful lives ranging from three to fifteen years.

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

                                 ODETICS, INC.

   During fiscal 1999, 2000 and 2001, software development costs were amortized to cost of sales totaling $1,063,000, $1,515,000 and $940,000, respectively. During fiscal 2001, the Company discontinued certain product lines, resulting in the write-off of $3.5 million of previously capitalized software development costs (Note 4).

   All other research and development expenditures are charged to expense in the period incurred.

 Warranty

   The Company provides a warranty of one to two years on all products and records a related provision for estimated warranty costs at the date of the sale. The estimated warranty liability at March 31, 2000 and 2001 was $596,000 and $389,000, respectively.

 Comprehensive Income (Loss)

   Statement of Financial Accounting Standards No. 130, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. For the Company, the only component of accumulated other comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in stockholders' equity.

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

 Loss Per Share

   Basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding during the year and excludes the anti-dilutive effects of options.

 Stock Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a

                                 ODETICS, INC.

noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

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

 Advertising Expenses

   The Company expenses advertising costs as incurred. Advertising expense totaled $2,622,000, $2,488,000 and $3,491,000 in the years ended March 31,
1999, 2000 and 2001, respectively.

 Derivative Instruments and Hedging Activities

   In June 1998 Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), was issued, which establishes new standards for recording derivatives in financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of this statement will have a significant impact on the consolidated results of operations or financial position of the Company.

 Reclassifications

   Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

3. Acquisitions and Dispositions

   On September 12, 1998, the Company acquired International Media Integration Services Limited, a United Kingdom corporation (IMIS), pursuant to the terms of a Sale and Purchase of Shares Agreement whereby the Company purchased all of the issued and outstanding shares of stock of IMIS for an aggregate purchase price of $970,000 which was paid in 173,214 shares of the Company's Class A common stock. The acquisition has been accounted for as a purchase, and the purchase price has been allocated to the fair value of the net assets acquired, primarily acquired technology, which is being amortized over its expected useful life of 5 years.

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

                                 ODETICS, INC.

   The merger agreement provided for MMA shareholders to receive additional shares of the Company's Class A common stock with a then market value of $250,000 at each of April 16, 1999, October 16, 1999, April 16, 2000, October 16, 2000 and April 16, 2001 in the event the Company did not consummate an initial public offering of the common stock of Iteris, Inc. by each and any of those dates. Pursuant to this provision, Odetics issued an additional 164,461 shares of its Class A common stock to the MMA shareholders through April 16, 2001, which was recorded by the Company as additional goodwill. In addition, if Iteris does not complete its initial public offering by October 2001, then the holders of the Iteris common stock issued in this transaction will have the right to require Odetics to repurchase the Iteris common stock for a purchase price of $10 per share of Iteris. At any time prior to the initial public offering of Iteris, Odetics has the right to require these shareholders to sell all of their shares of Iteris common stock at a purchase price of $10 per share. Odetics has the option to pay the purchase price for theses shares in cash or in Odetics' Class A common stock valued as of five business days prior to the date of the event triggering the payment.

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

   On December 1, 1999, the Company through its wholly owned subsidiary, Gyyr, Inc., acquired the security products division of Digital Processing Systems, Inc. (DPS), a manufacturer of digital security recorder products. Pursuant to the terms of the Asset Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of DPS for an aggregate purchase price of approximately $3.5 million. The Company paid $1.5 million on December 1, 1999 and $1 million on December 1, 2000. The final payment of $1 million is due on December 1, 2001. This acquisition was accounted for as a purchase and accordingly, the result of operations for DPS are included in the Company's consolidated results of operations from the date of acquisition. The excess of cost over the fair value of the net assets of approximately $3.4 million has been recorded as goodwill.

   During fiscal 2001, the Company sold certain assets of its sold state recording product line and of its Zyfer subsidiary for cash proceeds of $1.9 million. In connection with these sales the Company recorded gains aggregating $1.2 million.

   Pro forma information related to these transactions is not material to the Company's historical consolidated results of operations.

4. Special Charge

   During fiscal 2001, the Company approved a number of actions to reduce operating expenses and improve profitability and cash flows. These actions included a reduction in workforce of 104 employees and the discontinuance of certain product lines. As a result of these actions the company recorded the following as special charge (in thousands):

   Severance and related costs.......................................... $1,305
   Write-off of capitalized software....................................  3,452
   Write-off of goodwill................................................    562
   Write-off deferred costs.............................................    966
                                                                         ------
                                                                         $6,285
                                                                         ======

                                 ODETICS, INC.

   In addition, the Company reserved or wrote-off inventory in the amount of $3.1 million, primarily related to discontinued products in its Broadcast and Gyyr subsidiaries. This charge is included in cost of sales in the accompanying consolidated statement of operations.

5. Related Party Transaction

   In July 1999, the Company sold an option to an investment company controlled by certain officers and shareholders of the Company, for an aggregate purchase price of $5.0 million to purchase certain real property of Odetics. In August 2000 the Company repurchased the option for $5.6 million which represented the original purchase price plus accrued interest.

6. Costs and Estimated Earnings on Uncompleted Contracts

   Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

                                                                   March 31
                                                                ---------------
                                                                 2000    2001
                                                                ------- -------
                                                                (In thousands)
   Costs incurred on uncompleted contracts..................... $21,971 $14,054
   Estimated earnings..........................................   1,648   1,054
                                                                ------- -------
                                                                 23,619  15,108
   Less billings to date.......................................  21,639  14,387
                                                                ------- -------
                                                                $ 1,980 $   721
                                                                ======= =======
   Included in accompanying balance sheets:
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................... $ 3,283 $ 3,296
     Billings in excess of costs and estimated earnings on
      uncompleted contracts....................................   1,303   2,575
                                                                ------- -------
                                                                $ 1,980 $   721
                                                                ======= =======

   Costs and estimated earnings in excess of billings at March 31, 2000 and 2001 include $150,000 and $232,575, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2001 are expected to be billed and collected during the year ending March 31, 2002.

7. Revolving Line of Credit and Long-Term Debt

   In December 1998, the Company entered into a $17.0 million revolving line of credit, which provided for borrowings at the prime rate plus 2.0% (9.0% at March 31, 2001). The revolving line of credit is collateralized by substantially all of the Company's assets. Under the terms of the loan and security agreement, the Company is required to comply with certain covenants, maintain certain debt to net worth ratios, working capital current ratios and minimum net worth requirements, and prohibits the payment of dividends without the lender's consent. As amended, the line of credit expires on July 31, 2001 (Note 1).

   On January 25, 2000, the Company through its subsidiary, Iteris, Inc., entered into a joint venture agreement, pursuant to which the Company obtained a Subordinated Convertible Promissory Note in the amount of $3.75 million. The note is convertible into Iteris' common stock either at the option of the joint venture partner at any time prior to the maturity, or automatically upon an initial public offering of Iteris' common stock or a change in control event, as defined in the agreement. The number of shares issuable upon conversion is subject to the fair value of the Iteris's common stock on the date of conversion. The note matures on January 25, 2002 and bears interest at 8.0% per annum. All accrued interest will be forgiven if the conversion feature is triggered.

                                 ODETICS, INC.

   Long-term debt consisted of the following:

                                                                     March 31
                                                                  --------------
                                                                   2000    2001
                                                                  ------- ------
                                                                  (In thousands)
   Note payable, accruing interest at 9.36%, collateralized by deed of trust on land and buildings with a net book value of approximately $14.4 million, paid in May 2001 (Note 1)......  $ 7,027 $5,874
   Notes payable, accruing interest at 8.00%, payable upon
    maturity in January 2002....................................    3,750  3,750
   Note payable, in two equal annual installments in December
    2001 and 2002...............................................    2,000  1,000
   Notes payable, accruing interest at 7.55% to 17.08%,
    collateralized by equipment, payable in monthly installments
    through 2003................................................    1,991  1,166
                                                                  ------- ------
                                                                   14,768 11,790
   Less current portion.........................................    3,102  6,990
                                                                  ------- ------
                                                                  $11,666 $4,800
                                                                  ======= ======

   The annual maturities of long-term debt through March 31, 2005 are as follows:

                                                                  (In thousands)
   2002..........................................................    $ 6,990
   2003..........................................................      1,804
   2004..........................................................      1,653
   2005..........................................................      1,343
                                                                     -------
                                                                     $11,790
                                                                     =======

8. Income Taxes

   The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                       Year ended March 31
                                                     -------------------------
                                                      1999     2000     2001
                                                     -------  ------  --------
                                                         (In thousands)
   Income tax benefit at statutory rates............ $(6,840) $ (775) $(11,064)
   Increase (decrease) of valuation allowance ......   5,373    (773)    8,353
   Foreign losses recorded without benefit..........   1,061   1,258     2,255
   Nondeductible goodwill amortization..............      31     191       153
   Other............................................     375      99       303
                                                     -------  ------  --------
                                                     $   --   $  --   $    --
                                                     =======  ======  ========

                                 ODETICS, INC.

   United States and foreign loss from continuing operations before income taxes are as follows:

                                                       Year ended March 31
                                                    ---------------------------
                                                      1999     2000      2001
                                                    --------  -------  --------
                                                         (In thousands)
   Pretax (income) loss:
     Domestic...................................... $(16,997) $ 1,317  $(25,918)
     Foreign.......................................   (3,121)  (3,596)   (6,622)
                                                    --------  -------  --------
                                                    $(20,118) $(2,279) $(32,540)
                                                    ========  =======  ========

   Significant components of the income taxes benefit from continuing operations are as follows:

                                                              Year ended March
                                                                     31
                                                              ------------------
                                                              1999   2000  2001
                                                              -----  ----- -----
                                                               (In thousands)
   Current:
     Federal................................................. $(915) $ --  $ --
     State...................................................   --     --    --
     Foreign.................................................   --     --    --
                                                              -----  ----- -----
       Total current.........................................  (915)   --    --
   Deferred:                                                    --     --    --
     Federal.................................................   915    --    --
     State...................................................   --     --    --
     Foreign.................................................   --     --    --
                                                              -----  ----- -----
       Total deferred........................................   915    --    --
                                                              -----  ----- -----
                                                              $ --   $ --  $ --
                                                              =====  ===== =====

   The components of deferred tax assets and liabilities are as follows:

                                                               2000      2001
                                                              -------  --------
                                                               (In thousands)
   Deferred tax assets:
     Inventory reserves...................................... $   730  $    738
     Deferred compensation and other payroll accruals........   1,016     1,074
     Net operating loss carryover............................   4,417    14,578
     Credit carryforwards....................................   1,519     2,051
     Bad debt and other reserves.............................   1,120     1,300
     Other, net..............................................     400       281
                                                              -------  --------
   Total deferred tax assets.................................   9,202    20,022
   Valuation allowance for deferred tax assets...............  (6,145)  (17,378)
                                                              -------  --------
   Net deferred tax assets...................................   3,057     2,644
                                                              -------  --------
   Deferred tax liabilities:
     Tax over book depreciation..............................   1,973     1,990
     Capitalized interest and taxes..........................     451       434
     Cash to accrual adjustment..............................     347       174
     Other, net..............................................     286        46
                                                              -------  --------
   Total deferred tax liabilities............................   3,057     2,644
                                                              -------  --------
   Net deferred taxes........................................ $   --   $    --
                                                              =======  ========

                                 ODETICS, INC.

   At March 31, 2001, for federal income tax purposes, the Company had approximately $1,238,000 in general business credit carryforwards and $534,000 of alternative minimum tax credit carryforwards. The Company also has $37,096,000 of net operating loss carryforwards for federal income tax purposes which begin to expire in 2019, and $640,000 of net operating loss carryfowards which were acquired as part of the ICI acquisition. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax asset related to these credits and net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense, other than the ICI operating loss carryforwards realization of which will result in an adjustment of assets acquired in this acquisition. The business credit carryforwards expire at various dates beginning in 2002 and the acquired net operating losses begin to expire in 2003.

   Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

9. Associate Incentive Programs

   Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 1999, 2000 or 2001.

   In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $644,000, $677,000 and $795,000 in 1999, 2000 and 2001, respectively.

   Effective April 1, 1987, the Company established a noncontributory Associate Stock Ownership Plan (ASOP) for all associates with more than six months of eligible service. The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of Company stock. The Company contributions to the ASOP were approximately $55,000, $69,000 and $17,000 in 1999, 2000 and 2001,
respectively. Shares distributed through the ASOP Plan were included in total outstanding shares used in the earnings per share calculation.

10. Deferred Compensation Plans

   During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $377,000, $110,000 and $128,000 for 1999, 2000 and 2001, respectively.

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

                                 ODETICS, INC.

date of grant or 90 days after termination of employment and vest ratably at 33% on each of the first three anniversaries of the grant date.

   A summary of all Company stock option activity is as follows:

                                            Year ended March 31
                             --------------------------------------------------
                                   1999             2000             2001
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Options  Price   Options  Price   Options  Price
                             ------- -------- ------- -------- ------- --------
                                   (In thousands, except per share data)
Options outstanding at
 beginning of year.........    563    $4.67     628    $ 5.27    801    $ 7.68
  Granted..................    149     7.36     358     10.36    120     13.47
  Exercised................    (59)    4.63    (152)     4.65     24      7.95
  Canceled.................    (25)    4.63     (33)     4.65     93      8.21
                               ---             ----              ---
Options outstanding at end
 of year...................    628     5.27     801      7.68    804      8.44
                               ===             ====              ===
Exercisable at end of
 year......................    165              219              531
                               ===             ====              ===
Available for grant at end
 of year...................     37              114              487
                               ===             ====              ===
Weighted average fair value
 of options granted........           $3.81            $ 5.25           $ 7.03
                                      =====            ======           ======

   The exercise price for options outstanding as of March 31, 2001, ranged from $4.50 to $15.625. The weighted-average remaining contractual life of those options is 8.0 years.

 Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

   In calculating pro forma information regarding net income and earning per share, as required by Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumption:

                                                         Years ended March 31
                                                         ----------------------
                                                          1999    2000    2001
                                                         ------  ------  ------
Dividend rate...........................................    0.0     0.0     0.0
Expected life--years....................................    7.0     7.0     7.0
Risk-free interest rate.................................    6.0     6.0     6.0
Volatility of common stock..............................    0.4     0.4     0.4

                                 ODETICS, INC.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended March 31, 1999, 2000 and 2001 follows (in thousands, except per share data):

                                                     1999     2000      2001
                                                   --------  -------  ---------
   Pro forma:
     Net loss....................................  $(20,555) $(2,969) $(33,512)
     Basic and diluted loss per share............  $  (2.63) $ (0.33) $  (3.36)

 Iteris, Inc.'s Stock Options

   In September 1997, Iteris granted options to purchase up to 899,960 shares of its common stock to certain members of its senior management at an exercise price of $1.07 per share. The options granted vested ratably at 25% on each of the first four anniversaries of the grant date.

   Subsequently, Iteris' Board of Directors adopted and approved the 1998 Stock Incentive Plan (the "Plan"), as amended in February 2000, authorized 3,000,000 shares of Iteris' common stock for issuance under the Plan. Options to purchase 1,731,485 shares of common stock, at exercise prices ranging from $1.60 to $9.07 per share, were outstanding at March 31, 2001. Options expire ten years after date of grant or 90 days after termination of employment. The options granted vested ratably at 25% on each of the first four anniversaries of the grant date.

 Mariner Networks, Inc.'s Stock Options

   In March 2000, Mariner's Board of Directors adopted a Special Executive Stock Option Plan which provides for the granting of stock options for shares of Mariner's unissued common stock to certain officers, key employees, non-employee members of the Board of Directors, consultants and independent contractors. A total of 1,500,000 shares of Mariner's common stock are reserved for issuance under this plan.

   In March 2000, Mariner's Board of Directors also adopted the 1999 Employee Stock Option Plan which provides options for shares of Mariner's common stock to associates, non-employee members of the Board of Directors of Mariner, Odetics or other Odetics' subsidiaries and independent consultants. A total of 1,000,000 shares of Mariner's common stock are reserved for issuance under this plan.

   Options expire ten years after date of grant or 90 days after termination of employment and vest upon the optionee's completion of five years of service measured from the vesting commencement date as specified on the stock option agreements. The vesting of these options will accelerate upon initial public offering of Mariner's common stock. Options to purchase 1,727,250 shares of Mariner's common stock were outstanding at March 31, 2001 under these plans.

 Zyfer, Inc.'s Stock Option Plans

   In April 2000, Zyfer's Board of Directors adopted a Special Executive Stock Option Plan which provides for the granting of stock options for shares of Zyfer's unissued common stock to certain officers, key employees, non-employee members of the Board of Directors, consultants and independent contractors. A total of 1,176,500 shares of Zyfer's common stock are reserved for issuance under this plan.

   In April 2000, Zyfer's Board of Directors also adopted the 1999 Employee Stock Option Plan which provides options for shares of Zyfer's common stock to associates, non-employee members of the Board of Directors of Zyfer, Odetics or other Odetics' subsidiaries and independent consultants. A total of 588,500 shares of Zyfer's common stock are reserved for issuance under this plan.

                                 ODETICS, INC.

   Options expire ten years after date of grant or 90 days after termination of employment and vest upon the optionee's completion of five years of service measured from the vesting commencement date as specified on the stock option agreements. The vesting of these options will accelerate upon initial public offering of Zyfer's common stock. Options to purchase 885,000 shares of Zyfer's common stock were outstanding at March 31, 2001.

12. Commitments

   The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases at March 31, 2001 is as follows:

      Fiscal Year
      -----------
                                                                  (in thousands)
      2002.......................................................     $307
      2003.......................................................      121
      2004.......................................................       35
                                                                      ----
                                                                      $463
                                                                      ====

   Rent expense under operating leases totaled $725,000, $973,000 and $1,040,000, respectively for the years ended March 31, 1999, 2000 and 2001.

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

                                 ODETICS, INC.

   Selected financial information for the Company's reportable segments as of and for the years ended March 31, 1999, 2000 and 2001 follows:

                                    Intelligence   Video    Telecom
                                   Transportation Products  Product    Total
                                   -------------- --------  --------  --------
                                                (In thousands)
Year ended March 31, 1999
Revenue from external customers..     $14,580     $ 46,755  $ 13,974  $ 75,309
Intersegment revenues............         --         5,351        94     5,445
Depreciation and amortization....         765        2,282     1,199     4,246
Segment income (loss)............      (3,865)      (5,381)   (2,617)  (11,863)
Segment assets...................      17,943       38,831     8,954    65,728
Expenditure for long-lived
 assets..........................       4,924        3,457     3,084    11,465
Year ended March 31, 2000
Revenue from external customers..     $23,411     $ 38,958  $  9,664  $ 72,033
Intersegment revenues............         --         6,001        84     6,085
Depreciation and amortization....       1,962        2,637     1,182     5,781
Segment income (loss)............      (4,407)     (16,350)   (7,824)  (28,581)
Segment assets...................      19,240       38,831     8,954    67,025
Expenditure for long-lived
 assets..........................         470          760     1,108     2,338
Year ended March 31, 2001
Revenue from external customers..     $28,057     $ 39,726  $  7,883  $ 75,666
Intersegment revenues............         --         1,183        57     1,240
Depreciation and amortization....       1,502        2,513       447     4,462
Segment income (loss)............      (3,942)     (15,767)  (14,042)  (33,751)
Segment assets...................      18,709       22,706    11,965    53,380
Expenditure for long-lived
 assets, net.....................       1,392          631       506     2,529

                                 ODETICS, INC.

   The following reconciles segment income to consolidated income before income taxes and segment assets and deprecation and amortization to consolidated assets and consolidated depreciation and amortization:

                                                    1999      2000      2001
                                                  --------  --------  --------
                                                        (In thousands)
Revenue
Total revenues for reportable segments........... $ 80,754  $ 78,118  $ 76,906
Non reportable segment revenues..................    8,064     8,673     1,403
Elimination of Intersegment sales................   (5,445)   (6,084)   (1,240)
                                                  --------  --------  --------
    Total consolidated revenues.................. $ 83,373  $ 80,707  $ 77,069
                                                  ========  ========  ========
Segment Profit or Loss
Total profit or loss for reportable segments..... $(11,863) $(28,581) $(33,751)
Other profit or loss.............................   (1,201)   (3,618)   (2,893)
Unallocated amounts:
  Corporate and other expenses...................   (5,247)   (6,469)   (5,674)
  Royalty income.................................      --     38,437    17,825
  Special charge.................................      --        --     (6,285)
  Interest expense...............................   (1,807)   (2,048)   (1,762)
                                                  --------  --------  --------
    Loss from continuing operations before income
     taxes....................................... $(20,118) $ (2,279) $(32,540)
                                                  ========  ========  ========
Assets
Total assets for reportable segments............. $ 65,728  $ 67,025  $ 53,380
Assets held at Corporate.........................   15,627    14,825    14,681
                                                  --------  --------  --------
    Total assets................................. $ 81,355  $ 81,850  $ 68,061
                                                  ========  ========  ========
Depreciation and Amortization
Depreciation and amortization for reportable
 segments........................................ $  4,246  $  5,781  $  4,462
Other............................................      959     1,404       505
                                                  --------  --------  --------
    Total depreciation and amortization.......... $  5,205  $  7,185  $  4,967
                                                  ========  ========  ========

   Selected financial information for the Company's operations by geographic segment is as follows:

                                                         1999    2000    2001
                                                        ------- ------- -------
                                                            (In thousands)
Geographic Area Revenue
United States.......................................... $61,171 $65,285 $61,506
Europe.................................................   7,582   8,509   7,340
Asia Pacific Rim.......................................   6,287   2,821   2,703
Other..................................................   8,333   4,092   5,520
                                                        ------- ------- -------
  Total net revenue.................................... $83,373 $80,707 $77,069
                                                        ======= ======= =======
Geographic Area Long-Lived Assets
United States.......................................... $39,424 $38,805 $33,586
Europe.................................................   1,612   1,101     414
Asia Pacific Rim.......................................      33      15      23
                                                        ------- ------- -------
  Total long-lived assets.............................. $41,069 $39,921 $34,023
                                                        ======= ======= =======

                                 ODETICS, INC.

14. Supplemental Cash Flow Information

                                                      Year ended March 31
                                                    -------------------------
                                                     1999     2000     2001
                                                    -------  -------  -------
                                                        (In thousands)
Net cash used in changes in operating assets and
 liabilities, net of acquisitions:
  (Increase) decrease in accounts receivable....... $(2,706) $ 4,568  $  (882)
  (Increase) decrease in net costs and estimated
   earnings in excess of billings..................     276    (833)    1,259
  (Increase) decrease in inventories...............   4,825   (2,227)   4,499
  Increase in prepaids and other assets............     111      428      861
  Increase (decrease) in accounts payable and
   accrued expenses................................    (946)    (757)  (1,116)
                                                    -------  -------  -------
Net cash used in changes in operating assets and
 liabilities....................................... $ 1,560  $ 1,179  $ 4,621
                                                    =======  =======  =======
Cash paid during the year:
  Interest......................................... $ 1,997  $ 1,995  $ 1,768
  Income taxes paid (refunded).....................    (463)  (1,144)      86
Noncash transactions during the year:
  Purchase of subsidiary for stock................. $ 5,845  $   --   $   --
  Acquisition of business for note payable.........     --     2,000      --
  Stock issuance to former MMA shareholders........     --       251      500

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

   On June 12, 2000, the Company and StorageTek amended the agreement, whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement, which is reflected in the accompanying consolidated financial statements as royalty income.

16. Subsequent Event

   In connection with entering into the $16.0 million promissory in May 2001 (Note 1), the Company granted the lender a warrant to purchase 426,667 shares of the Company's Class A common stock at an exercise price of $4.00 per share. The warrant expires in May 2006. During the term of the promissory note, assuming certain prepayment milestones are not met, the lender will receive warrants to purchase up to an additional 426,667 shares of the Company's Class A common stock at an exercise price equal to 110% of the then current market price. If the Company prepays the note prior to six months following its issuance, up to $1.6 million of the principal amount is convertible, at the lender's option, into the Company's Class A common stock at a conversion price of $4.00 per share.

                                                                     Schedule II

                                 Odentics, Inc.
                       Valuation and Qualifying Accounts

                           Balance at Charged to Charged              Balance at
                           Beginning  Costs and     to    Deductions    End of
       Description         of Period   Expenses  Accounts  Describe     Period
       -----------         ---------- ---------- -------- ----------  ----------
Year ended March 31,
 1999:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts..............  $  432,000 $  332,000 $125,000 $  (50,000) $  839,000
  Reserve for inventory
   obsolescence..........   2,881,000  1,590,000        0 (1,300,000)  3,171,000


Year ended March 31, 2000
 Deducted from asset
  accounts:
 Allowance for doubtful
  accounts...............  $  839,000 $1,293,000 $      0 $  (64,000) $2,068,000
  Reserve for inventory
   obsolescence..........   3,171,000  1,438,000        0 (1,123,000)  3,486,000


Year ended March 31, 2001
 Deducted from asset
  accounts:
 Allowance for doubtful
  accounts...............  $2.068,000 $   78,000 $      0 $ (502,000) $1,644,000
  Reserve for inventory
   obsolescence..........   3,486,000  4,925,000        0 (4,443,000)  3,968,000