Form 10-K/A
period 2001-03-31
ODETICS INC
filed 2001-07-30
CIK 350868

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

                                ---------------
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


   Based on the closing sale price on Nasdaq National Market on June 21, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $21,733,846. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                                 None.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ODETICS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    1

 ITEM 2.  PROPERTIES....................................................   16

 ITEM 3.  LEGAL PROCEEDINGS.............................................   16

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   16

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   17

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   19

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   20

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....   25

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   25

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   25

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   26

 ITEM 11. EXECUTIVE COMPENSATION........................................   30

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   36

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   38

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................   39

Note: This report contains forward-looking statements which are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including the risk factors set forth at the end of Part I, Item 1 of this report and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

   The sale and issuance of securities set forth above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof. The recipients of the securities in each of the transactions set forth in above represented their intention to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments used in such transactions. Except as indicated above, there were no underwriters, brokers or finders employed in connection with any of the foregoing transactions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                 PART III




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors and Executive Officers



 Name                        Age Capacities in Which Served
 ----                        --- --------------------------
 Joel Slutzky                62  Chairman of the Board and Chief Executive
                                  Officer of Odetics and Broadcast
                                 Chairman of the Board and Vice President of
                                  Gyyr
                                 Chairman of the Board of Iteris and Zyfer
                                 Director and Vice President of Mariner
                                  Networks
                                 Director of Meyer, Mohaddes Associates

 Thomas G. Bartholet         53  Vice President, Corporate Development of
                                  Odetics
                                 Director and Secretary of Broadcast

 Hugo Fruehauf               62  Vice President of Odetics
                                 Director, President and Chief Executive
                                  Officer of Zyfer

 Jack Johnson                54  Vice President of Odetics
                                 Director, President and Chief Executive
                                  Officer of Iteris
                                 Director of Meyer, Mohaddes Associates

 Steven L'Heureux            45  Vice President of Odetics
                                 Director and President of Broadcast

 Gregory A. Miner            46  Vice President, Chief Financial Officer, Chief
                                  Operating Officer and Director of Odetics
                                 Chief Financial Officer and Assistant
                                  Secretary of Broadcast
                                 Director, Chief Financial Officer and
                                  Secretary of Gyyr
                                 Director of Iteris
                                 Chief Financial Officer of Mariner Networks
                                 Director, Chief Financial Officer and
                                  Secretary of Meyer, Mohaddes Associates and
                                  Zyfer

 David Scheel                49  Vice President of Odetics
                                 Director, President and Chief Executive
                                  Officer of Mariner Networks

 Gary Smith                  44  Vice President, Controller and Assistant
                                  Secretary of Odetics
                                 Assistant Secretary of Broadcast, Gyyr,
                                  Iteris, Mariner Networks,
                                  Meyer, Mohaddes Associates and Zyfer

 Peter Strom                 37  Vice President of Odetics
                                 Director, President and Chief Executive
                                  Officer of Gyyr

 Kevin C. Daly, Ph.D. (2)(3) 57  Director of Odetics

 Crandall Gudmundson         70  Director of Odetics

 Jerry F. Muench             66  Director and Secretary of Odetics

 John W. Seazholtz (1)(2)    64  Director of Odetics
                                 Director of Mariner Networks

 Thomas L. Thomas (1)(2)     52  Director of Odetics
                                 Chairman of the Board of Mariner Networks

 Paul E. Wright (1)(3)       70  Director of Odetics
                                 Director of Iteris

--------

(1) Member of the Audit Committee.


(2) Member of the Compensation and Stock Option Committee.


(3) Member of the Finance Committee.

   The following is a brief description of the capacities in which each of the directors and executive officers has served during the past five years.


   Joel Slutzky has served as the Chairman of the Board of Directors since he co-founded Odetics in 1969 and has served as the Chief Executive Officer since 1975. From August 1993 until January 1994, Mr. Slutzky assumed the additional responsibilities of Chief Financial Officer on an interim basis following the retirement of Odetics' former Chief Financial Officer. Mr. Slutzky also served as the President of Odetics from 1969 to 1975 and served as a director of ATL Products, Inc., a former subsidiary of Odetics, from its formation in 1993 until Quantum Corporation purchased ATL in October 1998. Mr. Slutzky currently serves in various capacities for the other subsidiaries of Odetics. Prior to founding Odetics, Mr. Slutzky was an engineering manager at Leach Corporation, now part of the Lockheed Electronics Division of Lockheed Corporation.


   Thomas G. Bartholet has served as the Vice President, Corporate Development of Odetics since 1993 and as the Director, Corporate Development of Odetics from 1990 to 1993. Prior to that, Mr. Bartholet served as the General Manager of the Advanced Intelligent Machines division of Odetics from 1986 to 1990, and as the Director of Strategic Planning of Odetics from 1983 to 1986.


   Hugo Fruehauf has served as a Vice President of Odetics since February 1999. Mr. Fruehauf joined Odetics in October 1997 as the Chief Technology Officer of the Communications division and became the President of the Communications division in December 1997. Prior to joining Odetics, Mr. Fruehauf was the Group Vice President of Defense Systems at Alliant Techsystems, a developer of smart tactical weapons systems. From 1978 to 1995, Mr. Fruehauf served as President of Efratom Time and Frequency Products, a company specializing in telecommunications. From 1965 to 1978, Mr. Fruehauf was employed by Rockwell International in various management functions, including Chief Engineer.


   Jack Johnson has served as a Vice President of Odetics since 1986 and has served as the President of Odetics' subsidiary, Iteris, Inc., since its formation in 1998. Prior to that, he served as the General Manager of the Odetics ITS (Iteris) division from 1996 to 1998, prior to its incorporation. From 1990 to 1996, Mr. Johnson served as the General Manager of the Gyyr Customer Service division. Mr. Johnson served in various other capacities with Odetics since joining Odetics in 1974, including the Vice President and General Manager of the Omutec division from 1986 to 1990, the Director of Contracts for the Space division from 1980 to 1986, the Controller of Infodetics, a former subsidiary of Odetics, from 1975 to 1980 and the Controller of Odetics from 1974 to 1975. Prior to joining Odetics, Mr. Johnson served as a certified public accountant with Peat Marwick.


   Steve L'Heureux has served as a Vice President of Odetics since June 2000 and as the President and Chief Executive Officer of Odetics' subsidiary, Broadcast, Inc., since June 2000. From March 1999 to June 2000, he served as the Vice President of Sales and Marketing of Broadcast. Prior to joining Odetics, from August 1996 to February 1999, Mr. L'Heureux served as the Vice President of Sales and Marketing at Vibrint Technologies, Inc., a developer of digital video server solutions for broadcast, cable and video applications. From October 1994 to August 1996, Mr. L'Heureux was the Vice President of Sales and Business Development for Minerva Systems, Inc., a provider of MPEG video compression systems for video and DVD applications. He has also held various North American and international sales management positions with the Eastman Kodak Company.


   Gregory A. Miner has served as a director and as Chief Operating Officer of Odetics since 1998 and as a Vice President and Chief Financial Officer since January 1994, when he joined Odetics. Mr. Miner served as the Vice President and Chief Financial Officer of ATL, a former subsidiary of Odetics, from 1994 to 1998 and currently serves in various capacities for the other subsidiaries of Odetics. From December 1984 until joining Odetics, Mr. Miner served as the Vice President and Chief Financial Officer and a member of the Board of Directors of Laser Precision Corporation, a manufacturer of telecommunications test equipment.


   David Scheel has served as a Vice President of Odetics since September 1997 and as the President and Chief Executive Officer of Odetics' subsidiary, Mariner Networks, since its formation in August 1998. Prior to that, Mr. Scheel served as the General Manager of Odetics' Telecom division from January 1997 to March 1998. Mr. Scheel has also served in various other management positions with Odetics since joining Odetics in 1982.

   Gary Smith has served as the Controller of Odetics since 1992 and became a Vice President in August 1994. Prior to that, Mr. Smith served as the Assistant Controller of Odetics from 1990 until 1992, and as Senior Financial Analyst from 1986 until 1990.


   Peter Strom has served as the President and Chief Executive Officer of Gyyr Incorporated since August 1999. Prior to that, from February 1999 to August 1999, he served as the Vice President of Sales for Gyyr. Before joining Odetics, from January 1997 to February 1999, Mr. Strom served as Vice President of International Sales for Mosler, a provider of CCTV systems. From May 1995 until January 1997, Mr. Strom managed Sensormatic Electronics' global account programs and formulated new sales channel programs specifically in the Asia-Pacific and European regions.


   Kevin C. Daly, Ph.D. has served as a director of Odetics since 1993 and has served as the President and Chief Executive Officer of ATL since its formation in 1993. Dr. Daly also served as Vice President and Chief Technical Officer of Odetics from 1987 until 1997 when Odetics consummated the spin-off of its interest in ATL. Prior to that, from 1985 until 1987, Dr. Daly served as the Director of Space Systems of Odetics. From March 1974 until June 1985, Dr. Daly served as the Director of the Control and Dynamics division of the Charles Stark Draper Laboratory. During that period, Dr. Daly participated in the design and development of guidance, navigation and control systems for several major space programs, including the United States Space Shuttle program.


   Crandall Gudmundson is a co-founder of Odetics and served as its President from 1975 until his retirement in 1998. Mr. Gudmundson has served as a director of Odetics since 1979 and served as a director of ATL from 1993 to 1998. Prior to co-founding Odetics, Mr. Gudmundson was the lead project engineer for Leach Corporation.


   Jerry F. Muench is a co-founder of Odetics and has served as a director and Secretary since 1969. Mr. Muench served as the Vice President, Marketing of Odetics from 1975 until his retirement in December 1997. Prior to co-founding Odetics, Mr. Muench was the manager of applications engineering at Leach Corporation.


   John W. Seazholtz has served as a director of Odetics since May 1998. He also serves as a director of Mariner Networks, Inc., a subsidiary of Odetics. From May 1998 to April 2000, Mr. Seazholtz served as the President and Chief Executive Officer of Telesoft America, Inc. He retired in April 1998 as the Chief Technology Officer of Bell Atlantic after 36 years of service with that company and its predecessor. Mr. Seazholtz was a senior officer of Bell Atlantic since 1986, serving in various positions, including the positions of Vice President, Operations and Engineering, Vice President, Marketing, Vice President of New Services, and Vice President, Technology and Information Systems. Mr. Seazholtz currently serves as the Chairman of the Board of Westell Technologies, Inc. and is a member of the Board of Directors of Advanced Switching Communications, Inc.


   Thomas L. Thomas has served as a director of Odetics since May 1999. He also serves as the Chairman of the Board of Mariner Networks, Inc., a subsidiary of Odetics. Mr. Thomas is the President and Chief Executive Officer of HAHT Commerce, a provider of software applications that enable companies to use the Internet to conduct business. A veteran Silicon Valley executive, Mr. Thomas was previously the President, Chief Executive Officer and Chairman of the Board of Ajuba Solutions, a provider of B2B integration solution software, which was sold to Interwoven in October 2000. From April 1999 until January 2000, he served as the President, Chief Executive Officer and Chairman of the Board of Vantive Corporation, a leading customer relationship management software vendor which was acquired by Peoplesoft in January 2000. Prior to that, from September 1995 to April 1999, Mr. Thomas served as the Senior Vice President of e-Business and Information Services and Chief Information Officer at
3Com Corporation. From 1993 to 1995, Mr. Thomas served as a Vice President and the Chief Information Officer of Dell Computer Corporation. From 1987 to 1993, he served as the Vice President of Management Information Systems at Kraft General Foods, and at Sara Lee Corporation from 1981 to 1987. Mr. Thomas also serves on the Board of Directors of iManage, Inc.

   Paul E. Wright has served as a director of Odetics since June 1993. Mr. Wright is the President of Wright Associates--Engineering and Business Consultants, a company he formed in 1997. From 1998 until his retirement in 1997, Mr. Wright served as the Chairman of Chrysler Technologies Corp., the aerospace and defense electronics subsidiary of Chrysler Corporation. From 1986 to 1988, Mr. Wright served as the President and Chief Operating Officer of Fairchild Industries, Inc. Prior to joining Fairchild, he was employed for 28 years by RCA Corporation, where he last served as the Senior Vice President, responsible for planning RCA's merger into General Electric Corporation.


   Officers serve at the discretion of the Board of Directors. All directors currently are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.


Section 16(a) Beneficial Ownership Reporting Compliance


   Under the federal securities laws, Odetics' directors and officers and any persons holding more than 10% of Odetics' common stock are required to report their ownership of Odetics' common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and Odetics is required to report any failure to file by these dates. Based solely on its review of copies of the reports on Forms 3, 4 and 5 received by Odetics with respect to the fiscal year ended March 31, 2001, and the written representations received from the reporting persons that no other reports were required, Odetics believes that all directors, executive officers and persons who own more than 10% of Odetics' common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

ITEM 11. EXECUTIVE COMPENSATION


Summary of Cash and Certain Other Compensation to Executive Officers


   The following table provides certain summary information concerning the compensation earned by the Chief Executive Officer and each of the four other most highly compensated executive officers of Odetics whose total cash salary and bonus during the fiscal year ended March 31, 2001 exceeded $100,000 (collectively, the "Named Executive Officers") for each of the three fiscal years ended March 31, 1999, 2000 and 2001. No other executive officers who would have otherwise been includable in such table on the basis of salary earned for the fiscal year ended March 31, 2001 has been excluded by reason of his or her termination of employment or change in executive status during that year. No bonuses have been paid to the Named Exectutive Officers during the fiscal years ended March 31, 1999, 2000 and 2001.


                        SUMMARY COMPENSATION TABLE



                                                      Long-Term
                                                     Compensation
                                                    --------------
                                                        Awards
                                                    --------------
                                         Annual
                                      Compensation    Securities    All Other
                               Fiscal -------------   Underlying   Compensation
 Name and Principal Positions   Year  Salary ($)(1) Options (#)(2)    ($)(3)
 ----------------------------  ------ ------------- -------------- ------------
Joel Slutzky..................  2001     326,890           --         3,211
 Chairman of the Board and
  Chief                         2000     326,910        55,000        4,800
 Executive Officer of Odetics   1999     326,111        55,000        5,157

Gregory A. Miner..............  2001     214,662        30,000        3,891
 Vice President, Chief
  Operating Officer and Chief   2000     182,066        30,000        5,122
 Financial Officer of Odetics   1999     156,751        25,000        4,613

Jack Johnson..................  2001     185,958           --         2,831
 Vice President of Odetics      2000     159,034           --         3,869
 Chief Executive Officer of
  Iteris                        1999     152,115           --         3,920

Hugo Fruehauf(4)..............  2001     174,969           --         3,875
 Vice President of Odetics      2000     172,907           --         4,868
 Chief Executive Officer of
  Zyfer                         1999     180,000           --         5,000

Steven L'Heureux(5)...........  2001     183,462           --         3,975
 Vice President of Odetics      2000     172,715           --         3,701
 President and Director of
  Broadcast                     1999         --            --           --

--------

(1) Represents all amounts earned from Odetics and its subsidiaries during the fiscal years shown, including amounts deferred under the Executive Deferral Plan and the Odetics 401(k) and Stock Ownership Plan.


(2) Consists of options granted pursuant to Odetics' 1994 and 1997 Stock Incentive Plans entitling the holder to purchase shares of Class A common stock of Odetics.


(3) Consists solely of the matching contribution of Odetics to the respective accounts of the Named Executive Officers under the Section 401(k) and Stock Ownership Plan of Odetics.


(4) Mr. Fruehauf joined Odetics in October 1997 and was first appointed an executive officer in May 1999. In fiscal 2001, Mr. Fruehauf was granted an option to purchase 250,000 shares of common stock of Zyfer.


(5) Mr. L'Heureux joined Broadcast, Inc., a subsidiary of Odetics, in March 1999 and was first appointed an executive officer of Odetics in June 2000.

Stock Options


   The following table sets forth information with respect to grants of options to purchase Class A common stock during the fiscal year ended March 31, 2001 to each of the Named Executive Officers. No stock appreciation rights were granted to any of the Named Executive Officers.


                     OPTION GRANTS IN LAST FISCAL YEAR



                                          Individual Grants
                         ----------------------------------------------------

 Potential

Realizable Value
                                                                              at
Assumed Annual

Rates of Stock
                         Number of
   Price
                         Securities Percent of Total
Appreciation for
                         Underlying Options Granted
Option Term (3)
                          Options   to Employees in   Exercise or  Expiration
-----------------
Name                     Granted(1)   Fiscal 2000    Base Price(2)    Date
5%      10%
----                     ---------- ---------------- ------------- ----------
-------- --------
Joel Slutzky............      --           --               --           --
  --       --
Gregory A. Miner........   30,000        100.0%         $10.000     04/14/10
$220,113 $557,810
Jack Johnson............      --           --               --           --
  --       --
Hugo Fruehauf(4)........      --           --               --           --
  --       --
Steven L'Heureux........      --           --               --           --
  --       --

--------

(1) The option was granted pursuant to Odetics' 1997 Stock Incentive Plan and entitles the holder to purchase shares of Class A common stock of Odetics. The option has a maximum term of ten years, subject to earlier termination in the event of the optionee's termination of employment with Odetics or its subsidiaries. The option vests in three equal annual installments, with the first installment vesting on the first year anniversary of the grant date, subject to acceleration of vesting in the event of the merger, consolidation or reorganization of Odetics if such option is not assumed or otherwise continued in effect in such transaction. In addition, the Compensation and Stock Option Committee has the authority to provide for the accelerated vesting of the option whether or not the option is assumed or otherwise continued in effect or upon the termination of the optionee's employment following such transaction.


(2) Odetics may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the applicable federal and state withholding taxes to which the optionee becomes subject in connection with such exercise.


(3) The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the SEC and do not represent management's estimate or projection of future trading prices of the Class A common stock. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants. Actual gains, if any, are dependent upon numerous factors, including, without limitation, the future performance of Odetics and its business units, overall business and market conditions, and the option holder's continued employment with Odetics throughout the entire vesting period and option term, which factors are not reflected in this table.


(4) In connection with his services to Zyfer, a subsidiary of Odetics, Mr. Freuhauf was granted an option to purchase 250,000 shares of the common stock of Zyfer under the Zyfer, Inc. Special Executive Stock Option Plan at an exercise price of $.50 per share. The option has a maximum term of ten years, subject to earlier termination in the event of the optionee's termination of employment with Zyfer and its affiliates. The option is immediately exercisable but is subject to Zyfer's right to repurchase any unvested shares. The option vests, and the right of repurchase lapses, after five years, subject to acceleration of vesting in the event of the consummation of an initial public offering of the securities of Zyfer. In addition, the Board of Directors of Zyfer has the authority to provide for the accelerated vesting of the option.


Aggregated Option Exercises and Fiscal Year End Values


   The table below sets forth certain information with respect to the Named Executive Officers concerning the unexercised options held by them as of the end of the fiscal year ended March 31, 2001. No options were exercised by any of the Named Executive Officers during that fiscal year, and none of the Named Executive Officers held or exercised any stock appreciation rights during the fiscal year ended March 31, 2001.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR


                        AND YEAR END OPTION VALUES



                               Number of Securities
                                    Underlying           Value of Unexercised
                                Unexercised Options      In-the-Money Options
                               at March 31, 2001 (#)     at March 31, 2001 ($)
                             ------------------------- -------------------------
                             Exercisable Unexercisable Exercisable Unexercisable
                             ----------- ------------- ----------- -------------
Joel Slutzky................   105,000      55,000         --           --
Hugo Fruehauf...............    12,000         --          --           --
Jack Johnson................    12,000         --          --           --
Steven L'Heureux............     3,333       6,667         --           --
Gregory A. Miner............    61,667      48,333         --           --


Benefit Plans


   Odetics maintains a 401(k) and Stock Ownership Plan (the "Stock Ownership Plan") which qualifies for favorable tax treatment under Section 401(a) of the Internal Revenue Code. The Stock Ownership Plan is the result of the merger of the Odetics, Inc. Profit Sharing and 401(k) Plan and the Odetics Associates Stock Ownership Plan.


   Employees become eligible to make pre-tax contributions to the Stock Ownership Plan pursuant to Internal Revenue Code Section 401(k) as of the January 1, April 1, July 1 or October 1 coincident with or next following the date on which they are hired. Participants may contribute an amount not in excess of $10,500 for calendar year 2001. Employees become eligible to receive an allocation of employer contributions to the Stock Ownership Plan as of the January 1, April 1, July 1 or October 1 coincident with or next following the date on which they have completed six months of service with Odetics. These contributions may be made in the form of cash or Odetics stock. No contributions were made by Odetics to the Stock Ownership Plan for the fiscal years ended March 31, 1999, 2000 and 2001.


   Contributions that are made to the Stock Ownership Plan are allocated to the separate accounts of participants and are held in a trust. Participant accounts are credited with investment gains and charged with investment losses. Participant contributions are always fully vested at all times, and the Odetics contributions on behalf of participants vest at the rate of 33 1/3 percent per year of service. Following termination of employment, the vested portion of the participant's account balance is distributed in a lump sum payment.


   Odetics also maintains an Executive Deferral Plan which allows designated executives to defer the receipt of some of their current compensation until a future year. These executives may elect to defer the receipt of up to 75% of their annual compensation, but in no event may they elect to defer less than $5,000. Benefits are generally fully vested at all times, and are payable following termination of employment in the manner elected by the executive. The Executive Deferral Plan does not qualify for favorable income tax treatment.


Compensation of Directors


   Directors who are not employees of Odetics or one of its subsidiaries receive an annual fee of $12,000 per year, paid quarterly, in addition to $1,500 for each Board meeting attended in person and $250 for each telephone conference Board meeting. All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees.


   Non-employee directors are also eligible to receive periodic option grants pursuant to the Automatic Option Grant Program under Odetics' 1997 Stock Incentive Plan. Under this plan, each non-employee director receives an option to purchase 20,000 shares of Class A common stock upon his initial appointment to the Board of Directors and an additional option to purchase 5,000 shares of Class A common stock on the date of each annual meeting after his appointment. Each option granted to non-employee directors under the Automatic Option Grant Program will have an exercise price equal to the fair market value of the Class A common stock on the grant date and will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service as a Board member.


Employment Contracts, Termination of Employment Agreements and Change of Control Arrangements


   Odetics does not currently have any employment contracts in effect with any of its Named Executive Officers. Odetics provides incentives such as salary, benefits and option grants to attract and retain executive officers and other key associates. The Compensation and Stock Option Committee, as Plan Administrator of the 1997 Stock Incentive Plan, has the authority to provide for the accelerated vesting of outstanding options held by an individual, in connection with the termination of such individual's employment following an acquisition in which these options are assumed or the repurchase rights with respect to the unvested shares are assigned or upon certain hostile changes in control of Odetics. Other than such accelerated vesting and the agreements described below, there is no agreement or policy which would entitle any executive officer to severance payments or any other compensation as a result of such officer's termination.


   In January 2001, Odetics entered into an Executive Ownership/Severance Plan with Steven L'Heureux, a Vice President of Odetics and the President and a director of Broadcast, Inc., a subsidiary of Odetics. Under the plan, in the event Mr. L'Heureux's employment is terminated without cause by Odetics during the term of the plan, Mr. L'Heureux is entitled to receive twelve months of salary and benefits, at the same level as those provided to him at the time of execution of the plan. In addition, if Broadcast is sold before December 31, 2001, the date of termination of the plan, and the buyer does not offer employment to Mr. L'Heureux on terms at least substantially equal to the terms of his employment with Broadcast, Mr. L'Heureux is entitled to two years of salary and benefits, at the same level as those provided to him at the time of execution of the ownership/severance plan. Even if the buyer offers employment and Mr. L'Heureux accepts, if such employment is terminated without cause or if certain other events occur, Mr. L'Heureux is entitled to salary and benefits for the remainder of the two year term, measured from the date of his initial employment with the buyer.


   In May 2001, Odetics entered into a Severance Benefit Plan with Peter Strom, a Vice President of Odetics and the President, Chief Executive Officer and a director of Gyyr Incorporated, a subsidiary of Odetics. Under the plan, in the event Mr. Strom's employment is terminated without cause by Odetics during the term of the plan, Mr. Strom is entitled to receive twelve months of salary and benefits, at the same level as those provided to him at the time of execution of the plan. In addition, if Gyyr is sold before October 4, 2001, the date of termination of the plan, and the buyer does not offer employment to Mr. Strom on terms at least substantially equal to the terms of his employment with Gyyr, Mr. Strom is entitled to two years of salary and benefits, at the same level as those provided to him at the time of execution of the severance plan. Even if the buyer offers employment and Mr. Strom accepts, if such employment is terminated without cause or if certain other events occur, Mr. Strom is entitled to salary and benefits for the remainder of the two year term, measured from the date of his initial employment with the buyer.


Indemnification of Directors and Officers


   Under Section 145 of the Delaware General Corporation Law, Odetics can indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933. Odetics' bylaws provide that Odetics will indemnify its directors and officers to the fullest extent permitted by law and require Odetics to advance litigation expenses upon receipt by Odetics of an undertaking by the director or officer to repay such advances if it is ultimately determined that the director or officer is not entitled to indemnification. The bylaws further provide that rights conferred under such bylaws do not exclude any other right such persons may have or acquire under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise.


   Odetics' certificate of incorporation provides that, pursuant to Delaware law, its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to Odetics and its stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to Odetics or its stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.


   Odetics has entered into agreements to indemnify its directors and certain of its officers in addition to the indemnification provided for in the certificate of incorporation and bylaws. These agreements, among other things, indemnify Odetics' directors and certain of its officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in the right of Odetics, on account of services as a director or officer of Odetics, or as a director or officer of any other company or enterprise to which the person provides services at the request of Odetics.


Compensation Committee Interlocks and Insider Participation


   The members of the Compensation and Stock Option Committee of Odetics' Board of Directors during the fiscal year ended March 31, 2001 were Messrs. Daly, Seazholtz and Thomas. None of the these individuals was an officer or employee of Odetics or its subsidiaries at any time during the fiscal year ended March 31, 2001.


   No executive officer of Odetics has served on the Board of Directors or on the compensation committee of any other entity that has, or has had, one or more executive officers serving as a member of the Board of Directors or on the Compensation and Stock Option Committee of Odetics.


Compensation Committee Report on Executive Compensation




   This report covers Odetics' fiscal year ended March 31, 2001. The Compensation and Stock Option Committee (the "Compensation Committee") for the fiscal year ended March 31, 2001 was comprised of three outside directors, Messrs. Daly, Seazholtz and Thomas. The Compensation Committee recommends the general compensation levels for executives. The Compensation Committee meets periodically to review and recommend for approval by the Board of Directors, the salaries, bonuses and benefit plans for officers and key associates. During the fiscal year ended March 31, 2001, the Compensation Committee held one meeting.


 General Compensation Policy


   The guiding principle of the Compensation Committee is to establish a compensation program that aligns executive compensation with Odetics' objectives and business strategies as well as with financial and operational performance. In keeping with this principle the Compensation Committee seeks to:


  (1) Attract and retain qualified senior executives who can play a significant role in the achievement of Odetics' goals;


  (2) Reward executives for strategic management and the long-term enhancement of stockholder value; and


  (3) Create a performance-oriented environment that rewards performance with respect to the financial and operational goals of Odetics.


   In the fiscal year ended March 31, 2001, the annual compensation for the executive officers included base salaries and stock options.


   Odetics establishes salaries for the officers by considering the salaries of officers at comparably sized companies according to data obtained by the Compensation Committee from executive compensation consultants and from other independent outside sources, including the American Electronics Association annual survey of executive compensation.

   A substantial portion of the compensation of executive officers is based upon the award of stock options which rely on increases in the value of Odetics' securities. The award of options is intended to encourage executives to establish a meaningful, long-term ownership interest in Odetics consistent with the interests of Odetics' stockholders. Under Odetics' stock option plans, options are granted from time to time to certain officers and key associates of Odetics and its subsidiaries at the fair market value of the shares of Class A common stock at the time of grant. Because the compensation element of options is dependent on increases over time in the market value of such shares, stock options represent compensation that is tied to Odetics' long-term performance. The award of stock options to the executive officers of Odetics is determined based upon individual performance, level of base salary and position with Odetics.


   The Compensation Committee has reviewed the base salaries for the fiscal year ended March 31, 2001 of each of the executive officers and is of the opinion that such salaries are not unreasonable in view of those paid by Odetics' competitors and by other companies of similar size. The Compensation Committee also reviewed the stock options awarded to the executive officers for their services in the fiscal year ended March 31, 2001 and is of the opinion that the option awards are reasonable in view of the officers' individual performance and positions with Odetics.


 CEO Compensation


   In setting the total compensation payable to Joel Slutzky, Odetics' Chief Executive Officer and Chairman of the Board, for the fiscal year ended March 31, 2001, the Compensation Committee sought to make such compensation competitive with that provided by other companies with which Odetics competes for executive talent. With respect to Mr. Slutzky's base salary, it was the Compensation Committee's intent to provide him with a level of stability and certainty each year and not have this particular component of compensation affected to any significant degree by corporate performance factors. The Compensation Committee believes Mr. Slutzky's base salary for the fiscal year ended March 31, 2001 is at a competitive level with the base salaries in effect for similarly situated chief executive officers. The remaining components of Mr. Slutzky's fiscal year ended March 31, 2001 compensation, however, were primarily dependent upon corporate performance. Based upon such performance, among other factors, no bonus was paid to Mr. Slutzky for the fiscal year ended March 31, 2001 and no options were granted to him for the fiscal year ended March 31, 2001.


 Compliance with Internal Revenue Code Section 162(m)


   Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly held corporations for compensation exceeding $1.0 million paid to certain of the corporation's executive officers. The limitation applies only to compensation which is not considered to be performance-based. The nonperformance based compensation to be paid to Odetics' executive officers for the fiscal year ended March 31, 2001 did not exceed the $1.0 million limit per officer, nor is it expected that the nonperformance based compensation to be paid to Odetics' executive officers for the next fiscal year will exceed that limit. Odetics' 1997 Stock Incentive Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under that plan will qualify as performance-based compensation which will not be subject to the $1.0 million limitation. Because it is very unlikely that the cash compensation payable to any of Odetics' executive officers in the foreseeable future will approach the $1.0 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to Odetics' executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1.0 million level.


                                          Submitted by the Compensation
                                           Committee


                                          of the Board of Directors:




                                          Kevin C. Daly, Ph.D.


                                          John W. Seazholtz


                                          Thomas L. Thomas

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management


   The following table sets forth, as of July 27, 2001, the number and percentage ownership of the Class A common stock and Class B common stock of Odetics by (i) all persons known to Odetics to beneficially own more than 5% of either class of outstanding common stock (based upon reports filed by such persons with the SEC), (ii) each of the Named Executive Officers, (iii) each director of Odetics and (iv) all executive officers and directors of Odetics as a group. To the knowledge of Odetics, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.



                             Class A common stock         Class B common stock
                         ----------------------------
----------------------------
                         Amount and Nature            Amount and Nature
Name and Address of        of Beneficial   Percent of   of Beneficial   Percent
of
Beneficial Owner (1)     Ownership (2)(3)  Class (2)  Ownership (2)(3)  Class
(2)
--------------------     ----------------- ---------- -----------------
----------
Joel Slutzky............       797,190(4)      8.3%        261,647(5)      25.3%
Gerald A. Weber.........       372,201(6)      3.9         194,478         18.8
New York Life Trust
 Company................       767,515(7)      8.0             --           --
Kevin C. Daly, Ph.D.....        28,744(8)       *              --           --
Crandall Gudmundson.....       117,777(9)      1.2          69,743          6.7
Gregory A. Miner........       115,933(10)     1.2             --           --
Jerry F. Muench.........       113,308(11)     1.2          61,537(12)      5.9
John W. Seazholtz.......        32,797(13)      *              --           --
Thomas L. Thomas........        21,250(14)      *              --           --
Paul E. Wright..........        21,250(15)      *            5,000           *
Hugo Fruehauf...........        42,668(16)      *              --           --
Jack Johnson............        59,440(17)      *              --           --
Steven L'Heureux........         4,490(18)      *              --           --
All executive officers
 and directors as a
 group
 (15 persons)...........     1,602,615(19)    16.2%        406,045         39.2%

--------

 *  Represents less than 1%.


(1) The address for Gerald A. Weber is 222 North LaSalle, Suite 899, Chicago, Illinois 60601. The address for New York Life Trust Company is 51 Madison Avenue, Room 117A, New York, New York 10010. The address of all other persons named in the table is 1515 South Manchester Avenue, Anaheim, California 92802.


(2) Based on 9,542,889 shares of the Class A common stock and 1,035,841 shares of Class B common stock outstanding as of July 27, 2001. Shares of each class of common stock subject to options which are exercisable within 60 days of July 27, 2001 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options are not deemed to be outstanding for purposes of this calculation.


(3) In addition to the shares held in the individual's name, this column also includes shares held for the benefit of the named person under Odetics' Stock Ownership Plan.


(4) Includes 105,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 27, 2001. Excludes 335,822 shares held in trust for the benefit of the children and relatives of Mr. Slutzky as to which Mr. Slutzky has no investment or voting power and disclaims any beneficial ownership. See note 6.


(5) Excludes 138,390 shares held in trust for the benefit of the children and relatives of Mr. Slutzky as to which Mr. Slutzky has no investment or voting power and disclaims any beneficial ownership. See note 6.

(6) All of such shares are owned beneficially of record by various trusts with respect to which Mr. Weber serves as trustee or co-trustee. Mr. Weber shares investment and voting power as to 29,379 shares of Class A common stock and 56,088 shares of Class B common stock. Mr. Weber exercises sole investment and voting power over the remaining 342,822 shares of Class A common stock and 138,390 shares of Class B common stock. The shares shown include an aggregate of 335,822 shares of Class A common stock and 138,390 shares of Class B common stock held in trust for the benefit of the children and relatives of Mr. Slutzky, as to which shares Mr. Slutzky has no investment or voting power and disclaims any beneficial ownership.


(7) Pursuant to a Schedule 13G filed on February 12, 2001 with the SEC, New York Life Trust Company reported that it had sole voting power and sole dispositive power over all 767,515 shares, in its capacity as trustee of the Odetics Stock Ownership Plan on behalf of numerous plan participants.


(8) Includes 100 shares held by Dr. Daly's spouse. Also includes 6,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(9) Includes 4,500 shares held by Mr. Gudmundson's IRA and 3,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(10) Includes 61,667 shares issuable upon exercise of options held by Mr. Miner that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(11) Includes 31,114 shares held by Mr. Muench's spouse and 6,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(12) Includes 23,235 shares held by Mr. Muench's spouse.


(13) Includes 23,250 shares issuable upon exercise of options held by Mr. Seazholtz that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(14) Consists of shares issuable upon exercise of options held by Mr. Thomas that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(15) Consists of 21,250 shares issuable upon exercise of options held by Mr. Wright that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(16) Includes 12,000 shares issuable upon exercise of options held by Mr. Fruehauf that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(17) Includes 12,000 shares issuable upon exercise of options held by Mr. Johnson that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(18) Includes 3,333 shares issuable upon exercise of options held by Mr. L'Heureux that are currently exercisable or will become exercisable within 60 days after July 27, 2001.


(19) Includes 359,501 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 27, 2001.

ITEM 13. CERTAIN TRANSACTIONS


   In July 1999, Odetics sold an option to Manchester Capital LLC for an aggregate purchase price of $5.0 million to purchase certain real property of Odetics consisting of approximately fourteen acres located at 1515 South Manchester Avenue, Anaheim, California. Odetics used the proceeds of the option sale for general working capital purposes. In August 2000, Odetics repurchased this option from Manchester Capital LLC for an aggregate purchase price of $5.6 million.


   The following officers and directors of Odetics are members of Manchester Capital and have made capital contributions to Manchester Capital in the amounts set forth opposite their names below:



                                                                       Invested
                                                                      Membership
                                                                      Percentage
Name                                                         Amount    Interest
----                                                       ---------- ----------
Joel Slutzky (1).......................................... $2,500,000     50%
 Chairman of the Board and
 Chief Executive Officer of Odetics
Crandall Gudmunson........................................    500,000     10%
 Director of Odetics
Paul E. Wright............................................    500,000     10%
 Director of Odetics
 Director of Iteris

--------

(1) Includes $2.0 million investment by a trust established by Mr. Slutzky. Does not include a $500,000 investment made by Mr. Slutzky's adult son.


   In May 2000, certain of the directors and an officer of Odetics, including Messrs. David Scheel and Thomas L. Thomas, executed promissory notes in favor of Mariner Networks, Inc., a subsidiary of Odetics, in connection with their exercise of options to purchase the common stock of Mariner granted to them under Mariner's 1999 Special Executive Stock Option Plan for their services rendered to that subsidiary. Mr. Scheel is a Vice President of Odetics and the President, Chief Executive Officer and a director of Mariner. Mr. Thomas is a director of Odetics and the Chairman of the Board of Mariner. The promissory notes in the original principal amount of $180,000 and $90,000 executed by Messrs. Scheel and Thomas, respectively, bear interest at a rate of 6.3% per annum, compounded semi-annually. The promissory notes are due and payable in May 2005.


   In September 2000, Odetics entered into a Securities Purchase Agreement (the "Purchase Agreement") with 24 accredited investors (the "Purchasers"), including Mr. Joel Slutzky, the Chairman of the Board and Chief Executive Officer of Odetics. The Purchase Agreement provided for the private placement and sale of an aggregate of 1,199,851 shares of the Class A common stock to the Purchasers at a purchase price of $14.26 per share, the average of the per share closing price of the Class A common stock for the twenty trading days ending on the third trading day before the closing date. The closing price of the Class A common stock on the Nasdaq National Market on the closing date, September 6, 2000, was $16.625 per share. Mr. Slutzky purchased 70,126 shares of the Class A common stock for an aggregate purchase price of approximately $1.0 million.


   In January 2001, Odetics entered into an Executive Ownership/Severance Plan with Steven L'Heureux, a Vice President of Odetics and the President and a director of Broadcast, Inc., a subsidiary of Odetics. Under the plan, in the event that Broadcast is sold prior to the date of termination of the plan, Mr. L'Heureux is entitled to 2.5% of the aggregate sale price. The plan terminates on December 31, 2001.


   In May 2001, Odetics entered into two Phantom Ownership Plans with Peter Strom, a Vice President of Odetics and the President, Chief Executive Officer and a director of Gyyr Incorporated, a subsidiary of Odetics. Under the plans, in the event that Gyyr Incorporated sells its CCTV product line or its Access Control product line prior to the date of termination of the plans, Mr. Strom is entitled to 1.75% of the aggregate sale price of the CCTV product line and 0.78% of the aggregate sale price of the Access Control product line. The plans terminate on October 4, 2001.

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

 21    Subsidiaries of Odetics (incorporated by reference to Exhibit 21 to
       Odetics' Annual Report on Form 10-K as filed with the SEC on June 29,
       2000).

 23.1  Consent of Independent Auditors.

   (b) Reports on Form 8-K

   On August 16, 2000, we filed a Current Report on Form 8-K to announce that Iteris, Inc., a subsidiary of Odetics, Inc., reached an agreement with Ford Motor Company to become the exclusive supplier of the optical lane departure warning systems to be installed on future Ford, Lincoln and Mercury badged vehicles produced and sold in the United States. Under terms of the agreement, Ford will receive warrants to purchase up to approximately 9.9% of Iteris common stock if Ford meets predetermined AutoVue purchase volumes over the six year term of the agreement. The warrants will not be fully exercisable until Ford purchases a number of units that results in sales of approximately $90 million dollars over the life of the agreement. However, Ford has no obligation to purchase any AutoVue products under the agreement. Ford will not play a role in the management of Iteris.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on July 27, 2001.


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Joel Slutzky             Chief Executive Officer,       July 27,
2001
____________________________________  President and Chairman of
            Joel Slutzky              the Board (principal
                                      executive officer)

    /s/ Crandall Gudmundson          Director                       July 27,
2001
____________________________________
        Crandall Gudmundson


        /s/ Jerry Muench             Director                       July 27,
2001
____________________________________
            Jerry Muench

       /s/ Kevin C. Daly             Director                       July 27,
2001
____________________________________
           Kevin C. Daly

         /s/ Gary Smith              Vice President and             July 27,
2001
____________________________________  Controller (principal
             Gary Smith               accounting officer)

      /s/ Thomas L. Thomas           Director                       July 27,
2001
____________________________________
          Thomas L. Thomas

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ John Seazholtz            Director                       July 27,
2001
____________________________________
           John Seazholtz

       /s/ Paul E. Wright            Director                       July 27,
2001
____________________________________
           Paul E. Wright


      /s/ Gregory A. Miner           Vice President, Director and   July 27,
2001
____________________________________  Chief Operating Officer and
          Gregory A. Miner            Chief Financial Officer
                                      (principal financial
                                      officer)

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

                                 ODETICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                            Common stock
                       ----------------------
                           Shares
                         outstanding
                       ---------------                           Notes
Accumulated
                       Class A Class B                         receivable
other                           Compre-
                       common  common         Paid-in Treasury    from
comprehensive Accumulated           hensive
                        stock   stock  Amount capital  stock   employees  income
(loss)   deficit    Total     income
                       ------- ------- ------ ------- -------- ----------
------------- ----------- --------  --------
Balance at March 31,
 1998.................  6,203   1,062  $  726 $45,240  $(239)   $(3,377)      $
25      $ (3,795)  $ 38,580
  Issuances of common
   stock .............  1,736     --      175  14,339    --         --
--            --      14,514
  Conversion of Class
   B common stock.....      2      (2)    --      --     --         --
--            --         --
  Purchase of treasury
   stock..............    --      --      --      --      (1)       --
--            --          (1)
  Payments on notes
   receivable.........    --      --      --      --     --       3,281
--            --       3,281
  Foreign currency
   translation
   adjustments........    --      --      --      --     --         --
67           --          67  $     67
  Net loss............    --      --      --      --     --         --
--        (20,118)   (20,118)  (20,118)
                        -----   -----  ------ -------  -----    -------
-----      --------   --------  --------
Balance at March 31,
 1999.................  7,941   1,060     901  59,579   (240)       (96)
92       (23,913)    36,323  $(20,051)

                             ========
  Issuances of common
   stock .............    234     --       22   1,621    218        --
--            --       1,861
  Conversion of Class
   B common stock.....      8      (8)    --      --     --         --
--            --         --
  Payments on notes
   receivable.........    --      --      --      --     --          35
--            --          35
  Foreign currency
   translation
   adjustments........    --      --      --      --     --         --
170           --         170  $    170
  Net loss............    --      --      --      --     --         --
--         (2,279)    (2,279)   (2,279)
                        -----   -----  ------ -------  -----    -------
-----      --------   --------  --------
Balance at March 31,
 2000.................  8,183   1,052     923  61,200    (22)       (61)
262       (26,192)    36,110  $ (2,109)

                             ========
  Issuances of common
   stock .............  1,270     --      127  17,348     21        --
--            --      17,496
  Conversion of Class
   B common stock.....     16     (16)    --      --     --         --
--            --         --
  Payments on notes
   receivable.........    --      --      --      --     --          10
--            --          10
  Foreign currency
   translation
   adjustments........    --      --      --      --     --         --
(698)          --        (698) $   (698)
  Net loss............    --      --      --      --     --         --
--        (32,540)   (32,540)  (32,540)
                        -----   -----  ------ -------  -----    -------
-----      --------   --------  --------
Balance at March 31,
 2001.................  9,469   1,036  $1,050 $78,548  $  (1)   $   (51)
$(436)     $(58,732)  $ 20,378  $(33,238)
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

                                  ODETICS, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1. Formation and Operations

   Odetics, Inc. (the Company) serves as a developer of technology oriented companies, each with its own marketplace, customers and products, including the Company's wholly-owned subsidiaries Gyyr Incorporated, Broadcast, Inc., Mariner Networks, Inc., Zyfer, Inc., Odetics Europe Limited, Odetics GYYR Limited, Odetics Mariner Limited, Odetics Asia Pacific Pte. Ltd., and its 93% owned subsidiary, Iteris, Inc.


   In January 2001, the Company announced that in response to tightening credit and capital markets it was taking a number of actions to reduce its operating expenses, improve its gross profit and operating profit performance, and narrow its negative operating cash flow and operating losses. Concurrent with those actions, the Company incurred charges in the three months ended December 31, 2000 totaling $9.4 million (Note 4). Including these charges, during fiscal 2001 and 2000, the Company experienced operating losses of $49.8 million and $38.7 million, respectively, and at March 31, 2001 had a working capital deficit of $8.8 million.


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

   Contract revenue is derived primarily from long-term contracts with governmental agencies. Contract revenue includes costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to cost and revenue and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured.


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

 Comprehensive Income (Loss)

   Statement of Financial Accounting Standards No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. For the Company, the only component of accumulated other comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in stockholders' equity.


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

 Stock Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (Statement
123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.


   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a

                                 ODETICS, INC.

noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.


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

 Derivative Instruments and Hedging Activities

   In June 1998 Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), was issued, which establishes new standards for recording derivatives in financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of this statement will have a significant impact on the consolidated results of operations or financial position of the Company.


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

                                 ODETICS, INC.

   The merger agreement provided for MMA shareholders to receive additional shares of the Company's Class A common stock with a then market value of $250,000 at each of April 16, 1999, October 16, 1999, April 16, 2000, October 16, 2000 and April 16, 2001 in the event the Company did not consummate an initial public offering of the common stock of Iteris, Inc. by each and any of those dates. Pursuant to this provision, Odetics issued an additional 164,461 shares of its Class A common stock to the MMA shareholders through April 16, 2001, which was recorded by the Company as additional goodwill. In addition, if Iteris does not complete its initial public offering by October 2001, then the holders of the Iteris common stock issued in this transaction will have the right to require Odetics to repurchase the Iteris common stock for a purchase price of $5.33 per share of Iteris. At any time prior to the initial public offering of Iteris, Odetics has the right to require these shareholders to sell all of their shares of Iteris common stock at a purchase price of $5.33 per share. Odetics has the option to pay the purchase price for theses shares in cash or in Odetics' Class A common stock valued as of five business days prior to the date of the event triggering the payment.


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

   On December 1, 1999, the Company through its wholly owned subsidiary, Gyyr Incorporated, acquired the security products division of Digital Processing Systems, Inc. (DPS), a manufacturer of digital security recorder products. Pursuant to the terms of the asset purchase agreement, the Company purchased certain assets and assumed certain liabilities of DPS for an aggregate purchase price of approximately $3.5 million. The Company paid $1.5 million on December 1, 1999 and $1 million on December 1, 2000. The final payment of $1 million is due on December 1, 2001. This acquisition was accounted for as a purchase and accordingly, the result of operations for DPS are included in the Company's consolidated results of operations from the date of acquisition. The excess of cost over the fair value of the net assets of approximately $3.4 million has been recorded as goodwill.


   During fiscal 2001, the Company sold certain assets of its sold state recording product line and of its Zyfer subsidiary for cash proceeds of $1.9 million. In connection with these sales, the Company recorded gains aggregating $1.2 million.


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

5. Related Party Transaction

   In July 1999, the Company sold an option to an investment company controlled by certain officers and shareholders of the Company, for an aggregate purchase price of $5.0 million to purchase certain real property of Odetics. In August 2000, the Company repurchased the option for $5.6 million which represented the original purchase price plus accrued interest.


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
                                                    $(20,118) $(2,279) $(32,540)
                                                    ========  =======  ========

   Significant components of the income taxes benefit from continuing operations are as follows:

                                                           Year ended March 31
                                                           ---------------------
                                                            1999    2000   2001
                                                           ------  ------ ------
                                                              (In thousands)
   Current:
     Federal.............................................. $ (915) $  --  $  --
     State................................................    --      --     --
     Foreign..............................................    --      --     --
                                                           ------  ------ ------
       Total current......................................   (915)    --     --
   Deferred:                                                  --      --     --
     Federal..............................................    915     --     --
     State................................................    --      --     --
     Foreign..............................................    --      --     --
                                                           ------  ------ ------
       Total deferred.....................................    915     --     --
                                                           ------  ------ ------
                                                           $  --   $  --  $  --
                                                           ======  ====== ======

   The components of deferred tax assets and liabilities are as follows:

                                                               2000      2001
                                                              -------  --------
                                                               (In thousands)
   Deferred tax assets:
     Inventory reserves...................................... $   730  $    738
     Deferred compensation and other payroll accruals........   1,016     1,074
     Net operating loss carryover............................   4,417    14,578
     Credit carryforwards....................................   1,519     2,051
     Bad debt and other reserves.............................   1,120     1,300
     Other, net..............................................     400       281
                                                              -------  --------
   Total deferred tax assets.................................   9,202    20,022
   Valuation allowance for deferred tax assets...............  (6,145)  (17,378)
                                                              -------  --------
   Net deferred tax assets...................................   3,057     2,644
                                                              -------  --------
   Deferred tax liabilities:
     Tax over book depreciation..............................   1,973     1,990
     Capitalized interest and taxes..........................     451       434
     Cash to accrual adjustment..............................     347       174
     Other, net..............................................     286        46
                                                              -------  --------
   Total deferred tax liabilities............................   3,057     2,644
                                                              -------  --------
   Net deferred taxes........................................ $   --   $    --
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

9. Associate Incentive Programs

   Odetics maintains a 401(k) and Stock Ownership Plan (the "Stock Ownership Plan") which qualifies for favorable tax treatment under Section 401(a) of the Internal Revenue Code. The Stock Ownership Plan is the result of the merger of the Odetics, Inc. Profit Sharing and 401(k) Plan and the Odetics Associates Stock Ownership Plan.


   Employees become eligible to make pre-tax contributions to the Stock Ownership Plan pursuant to Internal Revenue Code Section 401(k) as of the January 1, April 1, July 1 or October 1 coincident with or next following the date on which they are hired. Participants may contribute an amount not in excess of $10,500 for calendar year 2001. Employees become eligible to receive an allocation of employer contributions to the Stock Ownership Plan as of the January 1, April 1, July 1 or October 1 coincident with or next following the date on which they have completed six months of service with Odetics. These contributions may be made in the form of cash or Odetics stock. No contributions were made by Odetics to the Stock Ownership Plan for the fiscal years ended March 31, 1999, 2000 and 2001.


   Contributions that are made to the Stock Ownership Plan are allocated to the separate accounts of participants and are held in a trust. Participant accounts are credited with investment gains and charged with investment losses. Participant contributions are always fully vested at all times, and the Odetics contributions on behalf of participants vest at the rate of 33 1/3 percent per year of service. Following termination of employment, the vested portion of the participant's account balance is distributed in a lump sum payment. Company matching contributions were approximately $699,000, $746,000 and $812,000 in 1999, 2000 and 2001, respectively.







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
                                                                      ----
                                                                      $463
                                                                      ====

   Rent expense under operating leases totaled $725,000, $973,000 and $1,040,000, respectively, for the years ended March 31, 1999, 2000 and 2001.

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