Form 10-Q
period 2001-06-30
ODETICS INC
filed 2001-08-14
CIK 350868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

  For the quarterly period ended June 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from       to

                         Commission file number 0-10605

                               ----------------

                                 ODETICS, INC.
             (Exact name of registrant as specified in its charter)

                 California                                      95-4054321
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

        1515 South Manchester Avenue                               92802
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Number of shares of Common Stock outstanding as of AUGUST 08, 2001

                    Class A Common Stock--9,542,889 shares.
                    Class B Common Stock--1,035,841 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            Page
                                                                            ----
 PART I     FINANCIAL INFORMATION

 ITEM 1.    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED JUNE 30, 2000
             AND 2001 (UNAUDITED).........................................    2

            CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2001
             AND JUNE 30, 2001 (UNAUDITED)................................    3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED JUNE 30, 2000 AND
             2001 (UNAUDITED).............................................    4

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................    5

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................    9

 ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK..................................................   20

 PART II    OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS.............................................   21

 ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.....................   21

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................   21

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   21

 ITEM 5.    OTHER INFORMATION.............................................   21

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................   21

 SIGNATURES ..............................................................   22

   In this Report, "Odetics," the "Company," "we," "us" and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I FINANCIAL INFORMATION

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                               Three Months
                                                              Ended June 30,
                                                              ----------------
                                                               2000     2001
                                                              -------  -------
Net sales and contract revenues:
  Net sales.................................................. $14,842  $10,970
  Contract revenues..........................................   4,782    5,684
                                                              -------  -------
    Total net sales and contract revenues....................  19,624   16,654

Costs and expenses:
  Cost of sales..............................................  11,764    7,816
  Cost of contract revenues..................................   3,259    3,820
                                                              -------  -------
    Gross profit.............................................   4,601    5,018
                                                              -------  -------
  Selling, general and administrative expense................  11,144    8,509
  Research and development expense...........................   4,610    3,239
                                                              -------  -------
    Total operating expenses.................................  15,754   11,748
                                                              -------  -------

Loss from operations......................................... (11,153)  (6,730)
                                                              -------  -------

Non-operating items
  Other income...............................................  19,055        0
  Interest expense, net......................................    (472)    (595)
                                                              -------  -------
Net income (loss) before extraordinary item..................   7,430   (7,325)
                                                              -------  -------

Extraordinary loss from the early extinguishment of debt.....       0     (450)
Income taxes.................................................       0        0
                                                              -------  -------
Net income (loss) after taxes and extraordinary item......... $ 7,430  $(7,775)
                                                              =======  =======
Earnings (loss) per share:
  Basic
    Income (loss) before extraordinary item.................. $  0.80  $ (0.70)
    Extraordinary loss from the early extinguishment of
     debt....................................................    0.00    (0.04)
                                                              -------  -------
    Net income (loss) per share.............................. $  0.80  $ (0.74)
                                                              =======  =======

  Diluted
    Income (loss) before extraordinary item.................. $  0.78  $ (0.70)
    Extraordinary loss from the early extinguishment of
     debt....................................................    0.00    (0.04)
                                                              -------  -------
    Net income (loss) per share.............................. $  0.78  $ (0.74)
                                                              =======  =======

Shares used in calculating earnings (loss) per share:
  Basic......................................................   9,249   10,552
                                                              =======  =======
  Diluted....................................................   9,528   10,552
                                                              =======  =======

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               March 31,   June 30,
                                                                 2001        2001
                                                               ---------  -----------
                                                               (Audited)  (Unaudited)
                            ASSETS
                            ------

Current assets
 Cash......................................................... $  2,218    $  2,249
 Trade accounts receivable, net...............................   14,380      12,976
 Costs and estimated earnings in excess of billings on
  uncompleted contracts.......................................    3,296       2,835

 Inventories:
 Finished goods...............................................    1,644       1,644
 Work in process..............................................       51         510
 Materials and supplies.......................................   11,371       8,960
                                                               --------    --------
     Total inventories........................................   13,066      11,114

 Prepaid expenses.............................................    1,078       1,870
                                                               --------    --------
     Total current assets.....................................   34,038      31,044

Property, plant and equipment:
 Land.........................................................    2,060       2,060
 Buildings and improvements...................................   18,982      18,991
 Equipment, furniture and fixtures............................   35,359      35,501
                                                               --------    --------
                                                                 56,401      56,552
 Less accumulated depreciation................................  (35,266)    (35,727)
                                                               --------    --------
 Net property, plant and equipment............................   21,135      20,825

Capitalized software costs, net...............................    2,090       1,971
Goodwill, net.................................................   10,622      10,394
Other assets..................................................      176          21
                                                               --------    --------
     Total assets............................................. $ 68,061    $ 64,255
                                                               ========    ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities
 Trade accounts payable....................................... $ 10,644    $ 10,013
 Accrued payroll and related..................................    4,559       4,707
 Accrued expenses.............................................    2,354       2,244
 Contractual loss accrual.....................................    2,290       2,219
 Billings in excess of costs and estimated earnings on
  uncompleted contracts.......................................    2,575       2,221
Revolving line of credit......................................   13,471       7,651
 Current portion of long-term debt............................    6,990      20,539
                                                               --------    --------
Total current liabilities.....................................   42,883      49,594

Long-term debt, less current portion..........................    4,800          94

Stockholders' equity
 Preferred stock, 2,000,000 shares authorized; none issued
 Common stock, 10,000,000 shares of Class A and 2,600,000
  shares of Class B authorized; 9,542,889 shares of Class A
  and 1,035,841 shares of Class B issued and outstanding at
  June 30, 2001, $.10 par value...............................    1,050       1,058
 Paid-in capital..............................................   78,548      80,159
 Treasury stock...............................................       (1)         (1)
 Notes receivable from associates.............................      (51)        (51)
 Accumulated deficit..........................................  (58,732)    (66,507)
 Accumulated other comprehensive income.......................     (436)        (91)
                                                               --------    --------
Total stockholders' equity....................................   20,378      14,567
                                                               --------    --------
Total liabilities and stockholders' equity.................... $ 68,061    $ 64,255
                                                               ========    ========

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Three Months
                                                             Ended June 30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
Operating activities
  Net income (loss)........................................ $  7,430  $ (7,775)
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Depreciation and amortization..........................    1,037     1,212
    Provision for losses on accounts receivable............        0         8
    Gain on sale of product line...........................        0      (116)
    Changes in operating assets and liabilities:
      (increase) decrease in accounts receivable...........    1,334     1,396
      (Increase) decrease in net costs and estimated
       earnings in excess of billings......................      614       107
      (Increase) decrease in inventories...................     (958)    1,115
      (Increase) decrease in prepaids and other assets.....     (290)     (637)
      (Decrease) in accounts payable and accrued expenses..   (1,726)     (664)
                                                            --------  --------
Net cash provided by (used in) operating activities........    7,441    (5,354)

Investing activities
  Purchases of property, plant and, equipment..............     (727)     (464)
  Proceeds from sale of product line.......................        0     1,112
  Other....................................................     (482)      345
                                                            --------  --------
Net cash provided by (used in) investing activities........   (1,209)      993

Financing activities
  Proceeds from revolving line of credit and long-term
   borrowings..............................................    6,782    16,659
  Principal payments on line of credit, long-term debt and
   capital lease obligations...............................  (10,850)  (12,279)
  Proceeds from issuance of common stock...................      309        12
                                                            --------  --------
Net cash provided by (used in) financing activities........   (3,759)    4,392
                                                            --------  --------
Increase in cash...........................................    2,473        31
Cash at beginning of year..................................    4,880     2,218
                                                            --------  --------
Cash at June 30............................................ $  7,353  $  2,249
                                                            ========  ========
Non-cash transaction
  Stock issuance to former shareholders of Meyer, Mohaddes
   Associates, Inc......................................... $      0  $    250
  Issuance of warrants.....................................        0     1,357

                See notes to consolidated financial statements.

                                 ODETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation and Operations

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of June 30, 2001 and the consolidated results of operations and cash flows for the three months ended June 30, 2000 and 2001. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

   During the three months ended June 30, 2001 we used $5.4 million of cash to fund operations, which reflects our net loss of $7.8 million reduced for non-cash charges of $1.2 million for depreciation and amortization, and an aggregate of $2.5 million for reductions in accounts receivable and inventories during the period. Significant financing and investing activities during the three months ended June 30, 2001 and subsequent are discussed below.

   In April 2001 we concluded the sale of our Vortex Dome and Quarterback Controller product lines for $1.1 million in net cash proceeds. The proceeds were approximately equal to the book value of net assets sold, and were used to reduce borrowings due on our line of credit with Transamerica Business Credit ("Transamerica").

   In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at a rate of 10.0%. In connection with this loan, we issued warrants to this lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.0 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and will accreted that amount to interest expense over the term of the loan. If we prepay this note prior to six months following its issuance, the lender, at its option, may convert up to $1.6 million of the principal amount of the note into our Class A common stock at a conversion price of $4.0 per share.

   Of the $16.0 million proceeds received from the promissory note, we used approximately $6.0 million to retire the pre-existing first trust deed on our Anaheim real property, which included a prepayment penalty of $450,000 which is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations, and $5.9 million to reduce borrowings due Transamerica under our line of credit, in accordance with the terms of the forbearance agreement. We used the balance of the proceeds from this financing, after payment of expenses, for general working capital purposes.

   At June 30, 2001 we had $7.7 million outstanding on a line of credit with Transamerica. Although this line expired on December 31, 2000, we received an extension until July 31, 2001. Due to the breach of certain financial and other covenants under this line of credit, we entered into a forbearance agreement in May 2001 with Transamerica that expired on July 31, 2001, and was subsequently extended until November 2001. Under the terms of the forbearance agreement, the Company is prohibited from making further borrowings under the line of credit.

   On August 1, 2001 we concluded a transaction that provided for the issuance of shares of Iteris Series A Preferred Stock and Iteris common stock to two institutional investors in exchange for $5.5 million in cash. In

                                 ODETICS, INC.

addition, Iteris' $3.75 million Subordinated Convertible Promissory Note, which it entered into in January 2000, plus related accrued interest of $.7 million, was converted to common stock of Iteris. As part of the transaction, Odetics sold in a secondary transaction, $1.4 million of its Iteris common stock to a group of investors, which included Odetics and Iteris management. Iteris used $2.6 million of the proceeds it received from the financing to reduce amounts owed under the Odetic's line of credit with Transamerica, and received in exchange a release as a co-borrower from the Transamerica line of credit agreement. Odetics also paid Transamerica $1.4 million that it received on the sale of its Iteris shares. The payments to Transamerica reduced the Company's remaining obligations under the line of credit to approximately $3.5 million at August 1, 2001.

   In connection with the financing, Iteris also received a letter of intent from a lender for an operating line of credit providing for borrowings up to $5.0 million. The cash received by Iteris in the financing transaction and any amounts Iteris may borrow under its line of credit is reserved for their working capital needs. We believe that Iteris' cash reserves plus available borrowings on its line of credit will enable it to meet its obligations and execute its operating plans. Following the transaction, Odetics ownership of Iteris has been diluted from 93% to 67.5%

   We expect that our operations will continue to use net cash for the foreseeable future. During fiscal 2002 we expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until they return to profitability and positive operating cash flow. We are currently considering the sale and leaseback of our principal operating facilities in Anaheim, California and are in negotiations with a financial institution to provide a new line of credit. We cannot be certain that our plan to sell and leaseback our facilities will be successful, that we will be able to secure a new line of credit on terms acceptable to us, or at all, or that our existing lender will continue to extend our existing borrowing relationship. Our future cash requirements will be highly dependent upon our ability to control expenses as well as the successful execution of the revenue plans by each of our businesses. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

   These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Note 2--Income Taxes

   Income tax expense (benefit), if any, for the three months ended June 30, 2000 and 2001 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. Odetics did not provide income tax benefit for the losses incurred in the three months ended June 30, 2001 due to the uncertainty as to the ultimate realization of the benefit at that time. Because of Odetics' net operating loss carryforwards and tax credit carryforwards available at June 30, 2000, no provision for income taxes was recorded for the three months ended June 30, 2000.

                                 ODETICS, INC.

Note 3--Long-Term Debt

                                                              March 31, June 30,
                                                                2001      2001
                                                              --------- --------
                                                                (in thousands)
   Mortgage note.............................................  $ 5,874  $   --
   Notes payable.............................................    4,750   19,393
   Contracts payable.........................................    1,166    1,240
                                                               -------  -------
                                                                11,790   20,633
   Less current portion......................................    6,990   20,539
                                                               -------  -------
                                                               $ 4,800  $    94
                                                               =======  =======

Note 4--Legal Proceedings

   On October 11, 1999, Odetics settled a patent infringement case it had brought against Storage Technology Corporation ("StorageTek"). Pursuant to the settlement agreement, StorageTek agreed to pay Odetics a license fee totaling $100.0 million for use of Odetics' United States Patent No. 4,779,151. Under the agreement, the license fee was payable in three installments: $80.0 million upon signing of the agreement, and two annual installments of $10.0 million payable in each of October 2000 and 2001. On June 12, 2000, Odetics and StorageTek amended the agreement, whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, Odetics recognized non-operating income in that amount in the quarter ended June 30, 2000.

Note 5--Comprehensive Income

   The components of comprehensive income (loss) are as follows (in thousands):

                                                           Three Months Ended
                                                                June 30,
                                                           -------------------
                                                             2000      2001
                                                           --------- ---------
   Net income (loss)...................................... $  7,430  $  (7,775)
   Foreign currency translation adjustment................     (482)       345
                                                           --------  ---------
   Comprehensive income (loss)............................ $  6,948  $  (7,431)
                                                           ========  =========

Note 6--Business Segment Information

   Odetics operates in three reportable segments: intelligent transportation systems ("ITS"), video products, which include products for the television broadcast and video security markets, and telecom products. Selected financial information for Odetics' reportable segments for the three months ended June 30, 2000 and 2001 are as follows (in thousands):

                                      Intelligent
                                     Transportation  Video    Telecom
                                        Systems     Products  Products  Total
                                     -------------- --------  -------- -------
Three months ended June 30, 2000

Revenue from external customers.....     $5,777     $10,214    $1,360  $17,351
Intersegment revenues...............        --        1,227        28    1,255
Segment loss........................     (2,381)     (3,214)   (1,688)  (7,283)

Three months ended June 30, 2001

Revenue from external customers.....      7,711       7,428     1,515   16,654
Intersegment revenues...............        --          --        --       --
Segment income (loss)...............         32      (1,291)   (4,019)  (5,278)

                                 ODETICS, INC.

   The following reconciles segment income (loss) to consolidated income (loss) before income taxes (in thousands):

                                                               Three Months
                                                              Ended June 30,
                                                              ----------------
                                                               2000     2001
                                                              -------  -------
   Total revenues for reportable segments.................... $18,606  $16,654
   Non-reportable segment revenues...........................   2,273      --
   Elimination of intersegment sales.........................  (1,255)     --
                                                              -------  -------
   Total consolidated revenues...............................  19,624   16,654

   Total income or loss for reportable segments..............  (7,283)  (5,278)
   Other income or loss......................................  (1,125)      (2)
   Unallocated amounts:
   Corporate and other expenses..............................  (1,515)  (1,450)
   Royalty income............................................  17,825      --
   Special charge............................................     --      (450)
   Interest expense..........................................    (472)    (595)
                                                              -------  -------
   Income (loss) before income taxes......................... $ 7,430  $(7,775)
                                                              =======  =======

Note 7--Recent Accounting Pronouncements

   In June 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

   Odetics will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of Statement 142 is expected to result in reduction in amortization expense of $1.9M per year. During fiscal 2003, Odetics will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of Odetics.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K/A of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues and results of operations, funding and cash requirements, supply issues, market acceptance of new products, the Odetics business strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this
Item 2 under the caption "Risk Factors." Odetics' actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Odetics undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

   General. We define our business segments as video products, telecom products and ITS. The video products segment includes our wholly owned subsidiaries, Broadcast, Inc. and Gyyr, Incorporated. The telecom products segment includes Zyfer, Inc., our wholly-owned subsidiary (formerly known as our Communications division) and Mariner Networks, Inc., our wholly-owned subsidiary. The ITS segment consists of Odetics' majority owned subsidiary, Iteris, Inc. In April 2001, Gyyr separated its operations into two divisions, Gyyr CCTV Products, which manufactures analog and digital storage solutions, and Gyyr Electronic Access Control, which manufactures enterprise security management systems. All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as business units of Odetics prior to their incorporation.

   During the quarter ended December 31, 2000, we effected a restructuring (the "fiscal 2001 restructuring") to reduce our overall expenses and to further focus our business development on those areas that we believe provide the opportunity for the highest return on stockholder capital. This restructuring included a reduction of approximately 25% of our total workforce and the discontinuation of certain product lines.

   Net Sales and Contract Revenues. Net sales and contract revenues consist of
(i) sales of products and services to commercial and municipal customers ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States Government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 15.1% to $16.7 million for the three months ended June 30, 2001, compared to $19.6 million in the corresponding period of the prior fiscal year.

   Net sales decreased 26.1% to $11.0 million for the three months ended June 30, 2001, compared to $14.8 million in the corresponding period of the prior fiscal year. This decrease primarily reflects decreased sales in Broadcast and Gyyr, offset in part by an 85.6% increase in sales of Iteris products. Iteris represented 24.5% of net sales in the three months ended June 30, 2001 compared to 9.8% of net sales in the three months ended June 30, 2000. In the quarter ended December 31, 2000, Broadcast determined it would not pursue continued sales opportunities for its Roswell facility management system and shifted the focus of its business on sales of its AIRO Automation systems. The decrease in Broadcast revenues reflects sales of a narrower product line in the three months ended June 30, 2001 and generally soft market conditions in the North American market for broadcast systems sales. During the three months ended June 30, 2001, Gyyr divested its Vortex Dome and Quarterback Controller product lines. As such, the decrease in Gyyr sales in the three months ended June 30, 2001also reflects sales of a narrower product line.

   Contract revenues increased 18.9% to $5.7 million for the three months ended June 30, 2001 compared to $4.8 million in the corresponding period of the prior fiscal year. The increase in contract revenues in the three months ended June 30, 2001 reflects an increase in Iteris' contract revenues for ITS projects, and an increase in revenues in Zyfer from contracts related to geographical information systems.

   Gross Profit. Gross margin on net sales increased to 28.8% for the three months ended June 30, 2001 compared to 20.7% in the corresponding period in the prior fiscal year. This increase primarily reflects increased gross margin on net sales in Broadcast, Gyyr and Iteris. Broadcast experienced an improved gross margin as a result of its focus on the sale of higher margin AIRO Automation systems. Gyyr's gross margin also improved primarily as a result of lower costs related to product support, warranty and obsolescence compared to the corresponding period of the prior fiscal year. The improvement in the gross margin in Iteris reflects increased absorption of manufacturing overhead on an 85.6% increase in Vantage sales in the three months ended June 30, 2001 compared to the corresponding period of the prior fiscal year. Gross margins on contract revenues was substantially unchanged in both Zyfer and Iteris in the three months ended June 30, 2001 compared to the corresponding period of the prior fiscal year.

   Selling, General and Administrative Expense. Selling, general and administrative expense decreased 23.6% to $8.5 million (or 51.1% of total net sales and contract revenues) in the three months ended June 30, 2001 compared to $11.1 million (or 56.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The fiscal 2001 restructuring resulted in substantial decreases in selling, general and administrative expense in Broadcast, Gyyr and Iteris in the three months ended June 30, 2001 compared to the corresponding period of the prior fiscal year. In Mariner Networks, we experienced a 59.4% increase of selling, general and administrative expense compared to the corresponding period of the prior fiscal year to support the introduction of the Dexter product line which began shipping in the three months ended June 30, 2001. Our general and administrative expense which are aggregated with sales and marketing expense in our statements of operations, decreased approximately 23.7% in the three months ended June 30, 2001 compared to the corresponding period of the prior fiscal year primarily due to general cost reduction efforts begun in December 2000.

   Research and Development Expense. Research and development expense decreased 29.7% to $3.2 million (or 19.5% of total net sales and contract revenues) in the three months ended June 30, 2001 compared to $4.6 million (or 23.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The fiscal 2001 restructuring resulted in substantial decreases in research and development expenditures in the three months ended June 30, 2001 in each of the Odetics businesses, other than Mariner Networks, compared to the corresponding period of the prior fiscal year. Such decreases were primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. Mariner Networks research and development expense increased 30.9% in the three months ended June 30, 2001 compared to the corresponding period of the prior fiscal year to support continued development of its Dexter 3000 product family of multi-service access devices. For competitive reasons, Odetics closely guards the confidentiality of its specific development projects.

   Interest Expense, Net. Interest expense, net reflects interest income and interest expense as follows:

                                                           Three Months Ended
                                                                June 30,
                                                           ------------------
                                                             2000       2001
                                                           ---------  ---------
                                                             (in thousands)
   Interest expense......................................   $     539  $     595
   Interest income.......................................          67          0
                                                            ---------  ---------
   Interest expense, net.................................   $     472  $     595
                                                            =========  =========

   Interest expense primarily reflects interest on Odetics' line of credit borrowings and mortgage interest. Interest income in the three months ended June 30, 2000 was derived from short-term investments of excess cash deposits. The increase in interest expense for the three months ended June 30, 2001 compared to the corresponding period in the prior fiscal year reflects an increase in Odetics' outstanding borrowings.

   Extraordinary Item. The extraordinary loss incurred in the three months ended June 30, 2001 related to a prepayment penalty on the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

   Income Taxes. We have not provided income tax benefit for the losses incurred in the three months ended June 30, 2001 due to the uncertainty as to the ultimate realization of the related benefit. Because of our net operating loss carryforwards and the credit carryforwards available at June 30, 2000, no provision for income taxes was recorded in the three months ended June 30, 2000.

Liquidity and Capital Resources

   During the three months ended June 30, 2001, we used $5.4 million of cash to fund operations, which reflects our net loss of $7.8 million reduced for non-cash charges of $1.2 million for depreciation and amortization, and an aggregate of $2.5 million for reductions in accounts receivable and inventories during the period. Significant financing and investing activities during the three months ended June 30, 2001 and subsequent are discussed below.

   In April 2001, we concluded the sale of our Vortex Dome and Quarterback Controller product lines for $1.1 million in net cash proceeds. The proceeds were approximately equal to the book value of the net assets sold, and were used to reduce borrowings due on our line of credit with Transamerica Business Credit ("Transamerica").

   In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at a rate of 10.0%. In connection with this loan, we issued warrants to this lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.0 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and will accreted that amount to interest expense over the term of the loan. If we prepay this note prior to six months following its issuance, the lender, at its option, may convert up to $1.6 million of the principal amount of the note into our Class A common stock at a conversion price of $4.0 per share.

   Of the $16.0 million proceeds received from the promissory note, we used approximately $6.0 million to retire the pre-existing first trust deed on our Anaheim real property, which included a prepayment penalty of $450,000 which is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations, and $5.9 million to reduce borrowings due Transamerica under our line of credit, in accordance with the terms of the forbearance agreement. We used the balance of the proceeds from this financing, after payment of expenses, for general working capital purposes.

   At June 30, 2001, we had approximately $7.7 million outstanding on a line of credit with Transamerica. Although this line expired on December 31, 2000, we received an extension until July 31, 2001. Due to the breach of certain financial and other covenants under this line of credit, we entered into a forbearance agreement in May 2001 with Transamerica that expired on July 31, 2001, and was subsequently extended until November 2001. Under the terms of the forbearance agreement, the Company is prohibited from making further borrowings under the line of credit.

   On August 1, 2001, we concluded a transaction that provided for the issuance of shares of Iteris Series A preferred stock and Iteris common stock to two institutional investors in exchange for $5.5 million in cash. In addition, Iteris' $3.75 million Subordinated Convertible Promissory Note, which it entered into in January 2000, plus related accrued interest of $.7 million, was converted to common stock of Iteris. As part of the transaction, Odetics sold in a secondary transaction, $1.4 million of its Iteris common stock to a group of investors, which included Odetics and Iteris management. Iteris used $2.6 million of the proceeds it received from the financing to reduce amounts owed under the Odetic's line of credit with Transamerica, and received in exchange a release as a co-borrower from the Transamerica line of credit agreement. Odetics also paid Transamerica $1.4 million that it received on the sale of its Iteris shares. The payments to Transamerica reduced the Company's remaining obligations under the line of credit to approximately $3.5 million at August 1, 2001.

   In connection with the financing, Iteris also received a letter of intent from a lender for an operating line of credit providing for borrowings up to $5.0 million. The cash received by Iteris in the financing transaction and any amounts Iteris may borrow under its line of credit is reserved for their working capital needs. We believe that Iteris' cash reserves plus available borrowings on its line of credit will enable it to meet its obligations and execute its operating plans. Following the transaction, Odetics ownership of Iteris decreased from 93.0% to 67.5%

   We expect that our operations will continue to use net cash for the foreseeable future. During fiscal 2002, we expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until they return to profitability and positive operating cash flow. We are currently considering the sale and leaseback of our principal facilities in Anaheim, California and are in negotiations with a financial institution to provide a new line of credit. We cannot be certain that our plan to sell and leaseback our facilities will be successful, that we will be able to secure a new line of credit on terms acceptable to us, or at all, or that our existing lender will continue to extend our existing borrowing relationship. Our future cash requirements will be highly dependent upon our ability to control expenses as well as the successful execution of the revenue plans by each of our businesses. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

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

   We Have Experienced Substantial Losses and Expect Future Losses. We experienced operating losses of $6.7 million for the three months ended June 30, 2001, $49.8 million for the year ended March 31, 2001, and $38.7 million for the year ended March 31, 2000. In January 2001, we announced the reorganization of our business in order to reduce our operating expenses and negative cash flow, which included the downsizing of our operations in Gyyr and Broadcast, and a 25% reduction in our total work force. We cannot assure you that this reorganization will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which could cause the market price of our common stock to decline.

   We Will Need to Raise Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All. Our line of credit facility expired on December 31, 2000. While we have received an extension on this facility until November 30, 2001, we will need to obtain a new line of credit from another lender in the near future. Substantially all of our assets have been pledged to our existing lender to secure the outstanding indebtedness under this facility ($3.5 million at August 1, 2001). We cannot assure you that we will be able to obtain a new line of credit on a timely basis, on acceptable terms, or at all. Even if we are able to secure a new line of credit, we anticipate that we will need to raise additional capital in the near future, either through additional bank borrowings, the monetization of certain real property, the divestiture of business units or select assets, or other debt or equity financings. These conditions, together with our recurring losses, raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors, including:

  .  our ability to control costs;

  .  our ability to generate operating income;

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

   We may not be able to complete a successful private or public offering or spin-off of any of our business units in the near future, or at all. During fiscal 2001, we attempted to complete the initial public offering of Iteris, but withdrew the offering due to adverse market conditions. Even if we do complete additional public offerings, we may decide not to spin-off a particular business unit, or to delay the spin-off until a later date.

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

   We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International product sales represented 14% for the three months ended June 30, 2001, 20% for the fiscal year ended March 31, 2001, and approximately 19% for the fiscal year ended March 31, 2000. International business operations are subject to inherent risks, including, among others:

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

   We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 25% and 26% of our total net sales and contract revenues for the years ended March 31, 2000 and 2001, respectively, and 34% for the quarter ended June 30, 2001. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

  .  long purchase cycles or approval processes;

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

   We Cannot Be Certain of Our Ability to Attract and Retain Key Personnel and We Do Not Have Employment Agreements with Any Key Personnel. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chief Executive Officer and Chairman of the Board, and Gregory A. Miner, our Chief Operating Officer and Chief Financial Officer. We do not have any employment contracts with any of our four officers or key employees. The loss of any of these persons would seriously harm our development and marketing efforts, and would adversely affect our business. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect upon our business, financial condition and results of operations.

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

   The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $1.88 per share and as high as $29.44 per share. If our stock price declines below $1.00 for an extended period of time, our common stock may be delisted from the Nasdaq National Market and there may not be a market for our stock. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Substantially all of Odetics' debt outstanding at June 30, 2001 is fixed rate debt and accordingly, Odetics does not have significant exposure to changes in interest rates.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 11, 1999, Odetics settled a patent infringement case it had brought against Storage Technology Corporation ("StorageTek"). Pursuant to the settlement agreement, StorageTek agreed to pay Odetics a license fee totaling $100.0 million for use of Odetics' United States Patent No. 4,779,151. Under the agreement, the license fee was payable in three installments: $80.0 million upon signing of the agreement, and two annual installments of $10.0 million payable in each of October 2000 and 2001. On June 12, 2000, Odetics and StorageTek amended the agreement; whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, Odetics recognized non-operating income in that amount in the quarter ended June 30, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of Unregistered Securities. During the three months ended June 30, 2001, Odetics issued 78,740 shares of Class A Common Stock to the former shareholders of Meyer, Mohaddes & Associates in connection with the merger of the MMA Acquisition Corp, a subsidiary of Iteris, Inc. with and into MMA. No underwriters participated in this transaction. This transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933. Also during the three months ended June 30, 2001, Odetics entered into a Securities Purchase Agreement with Castle Creek Technology Partners. Pursuant to this agreement, Odetics issued to Castle Creek Technology Partners a one-year senior convertible promissory note in the original principal amount of $16.0 million. Castle Creek has the right to convert all or a portion of the principal amount of the note into shares of Class A common stock of Odetics under certain circumstances. If Odetics prepays this note prior to November 29, 2001, Castle Creek will have the right to convert up to $1.6 million of the original principal amount into 400,000 shares of Class A common stock. If Odetics has not paid off the note by maturity on May 29, 2002, Castle Creek may convert all of the unpaid obligations under this note into that number of shares of Class A common stock that would result from dividing the amount of the unpaid obligations by the lesser market price (as defined in the note) for the Class A common stock on either May 29, 2002, or the date Castle Creek delivers to Odetics a notice of conversion of the indebtedness. In connection with this financing, Odetics also issued a warrant to Castle Creek for the purchase of 426,667 shares of Class A common stock at an exercise price of $4.00 per share. Odetics may also be required to issue additional warrants to Castle Creek in the future under certain circumstances. No underwriters participated in this transaction. This transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   NONE.

ITEM 5. OTHER INFORMATION

   NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     27. Financial Data Schedule

  (b) Reports on Form 8-K

     In connection with the Securities Purchase Agreement with Castle Creek Technology Partners on May 29, 2001, Odetics filed a Form 8-K on June 1, 2001. Under the terms of the agreement, Castle Creek purchased from Odetics a one-year senior convertible promissory note secured by a deed of trust for real property located at 1515 S. Manchester Ave., Anaheim, CA. for sixteen million dollars ($16.0 million).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ODETICS, INC.
                                          (Registrant)

                                                  /s/ Gregory A. Miner
                                          By: _________________________________
                                                      Gregory A. Miner
                                            Vice President and Chief Operating
                                                          Officer
                                               (Principal Financial Officer)

                                                     /s/ Gary Smith
                                          By: _________________________________
                                                         Gary Smith
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Dated: August 14, 2001