Form 10-Q
period 2001-09-30
ODETICS INC
filed 2001-11-14
CIK 350868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission file number 000-08762
                                               ---------

                                  ODETICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    95-2588496
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      1515 South Manchester Avenue
           Anaheim, California                                92802
 (Address of principal executive office)                    (Zip Code)

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Number of shares of Common Stock outstanding as of November 8, 2001

                     Class A Common Stock 9,542,889 shares.
                     Class B Common Stock 1,035,841 shares.

                                      INDEX

PART I FINANCIAL INFORMATION                                                Page
                                                                            ----

ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS FOR                              3
        THE THREE MONTHS AND SIX MONTHS ENDED
        SEPTEMBER 30, 2000 AND 2001 (UNAUDITED)

        CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2001                          4
        AND SEPTEMBER 30, 2001 (UNAUDITED)

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                              6
        THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND
        2001 (UNAUDITED)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  14
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES                              29
        ABOUT MARKET RISKS

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     29

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF                                    29
        SECURITY HOLDERS

ITEM 5. OTHER INFORMATION                                                     31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      31

SIGNATURES                                                                    32

      In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

                          PART I. FINANCIAL INFORMATION

                                  ODETICS, INC.

                      CONSOLIDATED statements of operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                          Three Months Ended September 30,       Six Months Ended September 30,
                                                          --------------------------------      --------------------------------
                                                              2000                 2001               2000              2001
                                                          ------------        ------------       ------------       ------------
Net sales and contract revenues:
     Net sales                                            $     13,994        $     10,302       $     28,529       $     21,002
     Contract revenues                                           4,850               5,675              9,632             11,359
                                                          ------------        ------------       ------------       ------------
         Total net sales and contract revenues                  18,844              15,977             38,161             32,361

Costs and expenses:
     Cost of sales                                              11,187               6,253             22,695             13,430
     Cost of contract revenues                                   3,052               3,575              6,311              7,395
                                                          ------------        ------------       ------------       ------------
         Gross Profit                                            4,605               6,149              9,155             11,536
                                                          ------------        ------------       ------------       ------------

     Selling, general and administrative expense                 9,440               6,408             19,636             13,418
     Research and development expense                            4,094               2,318              7,862              4,455
     Minority interest in earnings of subsidiary                    --                 174                 --                174
     Restructuring charge                                           --               1,422                 --              1,422
                                                          ------------        ------------       ------------       ------------
         Total operating expenses                               13,534              10,322             27,498             19,469
                                                          ------------        ------------       ------------       ------------
Operating loss                                                  (8,929)             (4,173)           (18,343)            (7,933)
                                                          ------------        ------------       ------------       ------------

Non-operating items:
     Other income                                                   --               1,072             19,055              1,072
     Interest expense, net                                        (429)             (1,190)              (901)            (1,785)
                                                          ------------        ------------       ------------       ------------
Loss from continuing operations before                          (9,358)             (4,291)              (189)            (8,646)
     extraordinary loss
Loss from discontinued operations (including loss
     disposal of $8,361)                                        (2,908)            (10,873)            (4,647)           (13,843)
Extraordinary loss from early extinguishment of debt                --                  --                 --               (450)
                                                          ------------        ------------       ------------       ------------
Net loss                                                  $    (12,266)       $    (15,164)      $     (4,836)      $    (22,939)
                                                          ============        ============       ============       ============

Loss per share (basic and diluted):
     Loss from continuing operations before
         extraordinary item                               $      (0.97)       $      (0.41)      $      (0.02)      $      (0.82)
     Loss from discontinued operations                    $      (0.30)       $      (1.03)      $      (0.49)      $      (1.31)
     Extraordinary loss from the early
         extinguishment of debt                                     --                  --                 --       $      (0.04)
                                                          ------------        ------------       ------------       ------------
     Loss per share                                       $      (1.27)       $      (1.43)      $      (0.51)      $     ($2.17)
                                                          ============        ============       ============       ============
Shares used in calculating loss per share
     Basic and diluted                                           9,664              10,579              9,456             10,566
                                                          ============        ============       ============       ============

                 See notes to consolidated financial statements

                                  ODETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   September 30,
                                                       March 31,       2001
                                                         2001       (unaudited)
                                                       --------    -------------
ASSETS
Current assets
   Cash                                                $  2,218      $    4,605
   Trade accounts receivable, net                        14,300          12,105
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                    3,296           3,032

   Inventories:
     Finished goods                                       1,611           1,019
     Work in process                                         51             141
     Materials and supplies                               8,991           5,704
                                                       --------      ----------
         Total inventories                               10,653           6,864

   Prepaid expenses                                         992           2,068
   Assets held for disposal                               5,639             336
                                                       --------      ----------
Total current assets                                     37,098          29,010

Property, plant and equipment:
   Land                                                   2,060           2,060
   Buildings and improvements                            18,982          18,997
   Equipment, furniture and fixtures                     33,540          29,086
                                                       --------      ----------
                                                         54,582          50,143
   Less accumulated depreciation                        (34,405)        (31,590)
                                                       --------      ----------
   Net property, plant and equipment                     20,177          18,553

Goodwill, net                                            10,622           7,696
Other assets                                                164               7
                                                       --------      ----------
   Total assets                                        $ 68,061      $   55,266
                                                       ========      ==========

                 See notes to consolidated financial statements.

                                  ODETICS, INC.

                                 (in thousands)


                                                                          September 30,
                                                              March 31,       2001
                                                                2001       (unaudited)
                                                              ---------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                                     $  8,954       $  8,616
   Accrued payroll and related                                   4,255          6,906
   Accrued expenses                                              2,352          3,095
   Contract loss accrual                                         2,290          2,219
   Billings in excess of costs and estimated earnings on
     Uncompleted contracts                                       2,575          1,661
   Revolving line of credit                                     13,471             --
   Current portion of long-term debt                             6,990         15,895
                                                              --------       --------
   Liabilities of discontinued operations                        1,996          4,519
                                                              --------       --------
Total current liabilities                                       42,883         42,911

Long-term debt, less current portion                             4,800            499

Minority interest                                                   --          6,410
Stockholders' equity
   Preferred stock, authorized 2,000,000 shares;
     none issued                                                    --             --
   Common stock, authorized 10,000,000 shares of
     Class A and 2,600,000 shares of Class B;
     9,542,889 shares of Class A and 1,035,841 shares
     of Class B issued and outstanding at
     September 30, 2001 - $.10 par value                         1,050          1,058
   Paid-in capital                                              78,548         86,045
   Treasury stock                                                   (1)            (1)
   Notes receivable from associates                                (51)           (51)
   Retained earnings                                           (58,732)       (81,671)
   Accumulated other comprehensive income                         (436)            66
                                                              --------       --------
Total stockholders' equity                                      20,378          5,446
                                                              --------       --------
Total liabilities and stockholders' equity                    $ 68,061       $ 55,266
                                                              ========       ========

                See notes to consolidated financial statements.

                                  ODETICS, INC.

                 UNAUDITED CONSOLIDATED statements of CASH FLOWS
                                 (in thousands)

                                                                              Six Months Ended
                                                                               September 30,
                                                                          -----------------------
                                                                            2000          2001
                                                                          --------       --------
Operating activities
  Loss from continuing operations                                         $ (4,836)      $ (9,096)
  Loss from discontinued operations                                             --        (13,843)
  Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
        Depreciation and amortization                                        2,461          2,126
        Amortization of warrants                                                --            369
        Asset impairments and costs to exit - Mariner Networks                  --          8,361
        Minority interest in earnings of subsidiary                             --            174
        Loss on sale of Iteris common stock                                     --          1,021
        Provisions for losses on accounts receivable                            46            102
        Gain on sale of product lines                                           --         (2,579)
           Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                          261          2,093
           (Increase) decrease in net costs and
            estimated earnings in excess of billings                         1,178           (650)
           (Increase) decrease in inventories                               (1,785)             6
           (Increase) decrease in prepaids and other assets                    169           (951)
           Change in net assets of discontinued operations                      --           (535)
           (Increase) decrease in accounts payable and
            accrued expenses                                                   223          1,799
                                                                          --------       --------
Net cash used in operating activities                                       (2,283)       (11,603)

Investing activities
  Purchases of property, plant and, equipment                               (1,465)          (177)
  Proceeds from sale of product lines                                           --          9,884
  Other                                                                       (565)           502
                                                                          --------       --------
Net cash provided by (used in) investing activities                         (2,030)        10,209

Financing activities
  Proceeds from revolving line of credit and
     long-term borrowings                                                   15,176         19,197
  Principal payments on line of credit, long-term
     debt and capital lease obligations                                    (22,742)       (22,326)
  Proceeds from sale of Iteris common stock                                     --          1,922
  Proceeds from sale of Iteris preferred stock                                  --          4,988
  Proceeds from issuance of common stock                                    16,870             --
                                                                          --------       --------
Net cash provided by financing activities                                    9,304          3,781
                                                                          --------       --------
Increase in cash                                                             4,991          2,387
Cash at beginning of year                                                    4,880          2,218
                                                                          --------       --------
Cash at September 30                                                      $  9,871       $  4,605
                                                                          ========       ========
Non cash transaction
  Issuance of stock to former MMA shareholders                            $    250       $    250
  Issuance of warrants                                                          --          1,357
  Conversion of note payable and accrued interest into Iteris Common
     stock                                                                      --          4,203

                 See notes to consolidated financial statements.

                                  ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation and Operations

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, except as disclosed elsewhere in the notes to consolidated financial statements, necessary to present fairly the consolidated financial position of Odetics, Inc. and its subsidiaries as of September 30, 2001 and the consolidated results of its operations and cash flows for the three and six months ended September 30, 2000 and 2001. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts in the fiscal year 2001 financial statements have been reclassified to conform with the 2002 presentation.

      It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

      During the six months ended September 30, 2001, we used $11.6 million of cash to fund our operations, which reflects our net loss of $22.9 million reduced by non-cash charges including $8.4 million related to asset impairment write-downs and reserves for costs to exit Mariner Networks and $2.5 million for depreciation and amortization. Significant financing and investing activities during the six months ended September 30, 2001 are discussed below.

      In April 2001, we completed the sale of our Vortex Dome and Quarterback Controller product lines for $1.1 million in net cash proceeds. The proceeds were approximately equal to the book value of the net assets sold, and were used to reduce the outstanding borrowings on our bank line of credit.

      In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at a rate of 10.0%. In connection with this note, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and will accrete that amount to interest expense over the term of the loan. If we prepay this note prior to November 25, 2001, the lender, at its option, may convert up to $1.6 million of the principal amount of this note into shares of our Class A common stock at a conversion price of $4.00 per share.

      Of the $16.0 million proceeds from this note, we used approximately $6.0 million to retire the pre-existing first trust deed on our Anaheim real property, which included a prepayment penalty of $.45 million. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statement of operations. We also used approximately $5.9 million of the proceeds to reduce the outstanding borrowings under our bank line of credit. We used the balance of the proceeds from this financing, after payment of the related expenses, for general working capital purposes.

      In August 2001, Iteris issued 1,781,268 shares of its Series A preferred stock to an institutional investor in exchange for $5.0 million in cash. In addition, Iteris issued 1,343,645 shares of its Series A preferred stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million Subordinated Convertible Promissory Note plus related accrued interest of $0.4 million. Concurrently, Odetics sold in a secondary transaction, $1.9 million of its shares of Iteris common stock to a group of investors, which included management of Odetics and Iteris. Following this financing, Odetics ownership of Iteris decreased from 93.0% to 67.5%.

      Iteris used approximately $2.6 million of the proceeds from this financing to reduce the outstanding borrowings under our bank line of credit. In addition, Odetics used the $1.4 million of the proceeds that it received on its sale of Iteris common stock to further reduce the outstanding borrowings under its bank line of credit.

      In August 2001, Iteris secured its own $5.0 million operating line of credit for its working capital needs. We believe that Iteris' cash reserves, together with available borrowings under this line of credit, will enable Iteris to meet its current obligations and execute its operating plans for at least the next twelve months.

      In September 2001, we completed the sale of substantially all of the assets and certain of the liabilities of our CCTV Products division of Gyyr Incorporated for $8.8 million in cash, plus the assumption of a $1.0 million indebtedness. In connection with this transaction, we recorded a non-operating gain of $2.5 million in the three months ended September 30, 2001. We used the proceeds from this transaction to retire the remaining obligations due under our bank line of credit, which has now expired, and to fund severance obligations and other general working capital requirements.

      In September 2001, we discontinued the operations of our wholly owned subsidiary, Mariner Networks, Inc. The aggregate losses recognized to exit the Mariner operations approximate $8.4 million and are included in the loss from discontinued operations in our consolidated statements of operations for the three and six months ended September 30, 2001.

      We expect that our operations will continue to use net cash for the foreseeable future. During fiscal 2002, we expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations. We are currently considering the sale and leaseback of our principal facilities in Anaheim, California. We cannot be certain that our plan to sell and leaseback our facilities will be successful or that we will be able to secure other debt or equity financing. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

      These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

NOTE 2 - Recent Accounting Pronouncements

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

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of Statement 142 is expected to result in the reduction in amortization expense of approximately $1.7 million per year. During fiscal 2003, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002. We have not yet determined what the effect of these tests will have on our earnings and financial position.

      In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("Statement 144"), which is effective for fiscal years beginning after December 15, 2001. Under Statement 144, assets held for sale are included in discontinued operations if the operations and cash flows will be or have been eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations of the component. In the three months ended September 30, 2001, we adopted the provisions of Statement 144, effective as of April 1, 2001. The impact of the adoption is discussed in Note 8.

NOTE 3 - Income Taxes

      Income tax expense (benefit), if any, for the three and six months ended September 30, 2000 and 2001 has been provided at the estimated annualized effective tax rates. We did not provide income tax benefit for the losses incurred in the three and six months ended September 30, 2000 and 2001 due to the uncertainty as to the ultimate realization of the benefit.

NOTE 4 - Long-Term Debt

                                             March 31,     September 30,
                                                2001           2001
                                             ---------     -------------
                                                  (in thousands)

            Mortgage note                     $ 5,874        $15,013
            Notes payable                       4,750          1,233
            Contracts payable                   1,166            148
                                              -------        -------
                                               11,790         16,394
            Less current portion                6,990         15,895
                                              -------        -------
                                              $ 4,800        $   499
                                              =======        =======

NOTE 5 - Legal Proceedings

      On October 11, 1999, Odetics settled a patent infringement case it had brought against Storage Technology Corporation ("StorageTek"). Pursuant to the settlement agreement, StorageTek agreed to pay Odetics a license fee totaling $100.0 million for use of Odetics' United States Patent No. 4,779,151. Under the agreement, the license fee was payable in three installments: $80.0 million upon signing of the agreement, and two annual installments of $10.0 million payable in each of October 2000 and 2001. On June 12, 2000, Odetics and StorageTek amended the agreement, whereby StorageTek agreed to pay a final discounted payment of $17.8 million immediately in full settlement of the $20.0 million otherwise due to complete the settlement. Accordingly, Odetics recognized non-operating income in that amount in the three months ended June 30, 2000.

NOTE 6 - Comprehensive Income (loss)

      The components of comprehensive income (loss) for the three months and six months ended September 30, 2000 and 2001 are as follows in thousands:

                                                          Three Months Ended             Six Months Ended
                                                             September 30,                 September 30,
                                                         -----------------------       ----------------------
                                                           2000           2001          2000           2001
                                                         --------       --------       -------       --------
            Net loss                                     $(12,266)      $(15,164)      $(4,836)      $(22,939)
            Foreign currency translation
            adjustment                                        (83)           157          (565)           502
                                                         --------       --------       -------       --------
            Comprehensive loss                           $(12,349)      $(15,007)      $(5,401)      $(22,437)
                                                         ========       ========       =======       ========

NOTE 7 - Business Segment Information

      We currently operate in three reportable segments: intelligent transportation systems ("ITS"), video products, which include products for the television broadcast and video security markets, and telecom products. Selected financial information for Odetics' reportable segments for the three and six months ended September 30, 2000 and 2001 are as follows (in thousands):

                                                                          Video        Telecom
                                                            ITS         Products      Products        Total
                                                         --------       --------       -------       --------
            Three Months Ended
            September 30, 2000
            Revenue from external customers              $  6,544       $  8,375       $ 1,598       $ 16,517
            Intersegment revenues                              --          1,553            --          1,553
            Segment income (loss)                          (1,243)        (4,156)       (1,358)        (6,757)

            Three Months Ended
            September 30, 2001
            Revenue from external customers                 9,637          5,160         1,180         15,977
            Intersegment revenues                              --             --            --             --
            Segment income (loss)                          (1,032)        (1,195)         (942)        (1,105)

      The following table reconciles segment revenues and loss to consolidated revenues and loss from continuing operations:

                                                                  Three Months Ended
                                                                    September 30,
                                                              -----------------------
                                                                2000           2001
                                                              --------       --------
                                                                  (in thousands)
            Total revenues for reportable segments            $ 18,070       $ 15,977
            Non-reportable segment revenues                      2,327             --
            Other revenues                                          --             --
            Elimination of intersegment sales                   (1,553)            --
                                                              --------       --------
            Total consolidated revenues                         18,844         15,977
                                                              ========       ========

            Total profit or loss for reportable segments        (6,757)        (1,105)
            Other profit or loss                                  (787)           880
            Unallocated amounts:
            Corporate and other expenses                        (1,385)        (1,454)
            Special charge                                          --         (1,422)
            Interest expense                                      (429)        (1,190)
                                                              --------       --------
            Loss from continuing operations                   $ (9,358)      $ (4,291)
                                                              ========       ========

                                                              Video         Telecom
                                                 ITS         Products       Products        Total
                                              --------       --------       -------       --------
         Six Months Ended
         September 30, 2000
         Revenue from external customers      $ 12,321       $ 18,589       $ 2,704       $ 33,614
         Intersegment revenues                      --          2,780            --          2,780
         Segment income (loss)                  (3,624)        (7,370)       (1,653)      $(12,647)

         Six Months Ended
         September 30, 2001
         Revenue from external customers        17,349         12,588         2,424         32,361
         Intersegment revenues                       0              0             0              0
         Segment income (loss)                   1,035         (2,228)       (2,002)        (3,195)

      The following table reconciles segment revenues and loss to consolidated revenues and loss from continuing operations before income taxes in thousands:

                                                           Six Months Ended
                                                             September 30,
                                                        -----------------------
                                                          2000           2001
                                                        --------       --------
                                                             (in thousands)
         Total revenues for reportable segments           36,394       $ 32,361
         Non-reportable segment revenues                   4,547             --
         Other revenues                                       --             --
         Elimination of intersegment sales                (2,780)            --
                                                        --------       --------
         Total consolidated revenues                      38,161         32,361

         Total profit or loss for reportable segments    (12,647)        (3,195)
         Other profit or loss                             (1,566)           211
         Unallocated amounts:
         Corporate and other income (expenses)            14,925         (2,455)
         Special charge                                       --         (1,422)
         Interest expense                                   (901)        (1,785)
                                                        --------       --------
         Loss from continuing operations                $   (189)      $ (8,646)
                                                        ========       ========

NOTE 8 - Discontinued Operations

      In September 2001, in connection with our continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved a plan to immediately discontinue the operations of Mariner Networks, Inc., a wholly-owned subsidiary included in our telecom products segment. We anticipate that the operating assets of Mariner will be sold within the next twelve months. The aggregate losses recognized to write down the assets of Mariner to fair value less cost to sell were approximately $6.7 million. In addition, we accrued $ 1.7 million for severance and other costs to exit the Mariner operation. These write-downs and costs are included in the loss from discontinued operations in the consolidated statements of operations for the three months ended September 30, 2001.

      Mariner's revenue and loss before income taxes reported as discontinued operations for the three and six months ended September 30, 2001 and 2000 are as follows (in thousands):

                                  Three Months Ended        Six Months Ended
                                     September 30,            September 30,
                                ---------------------     ---------------------
                                  2000         2001        2000           2001
                                -------       -------     -------       -------

      Revenue                   $   181       $    96     $   488       $   366
      Loss before taxes          (2,908)       (2,512)     (4,647)       (5,482)

      The net assets of Mariner consisted of the following at September 30, 2001

                                               September 30,
                                                   2001
                                               -------------
      Accounts and notes receivable                   0
      Inventories and other assets                  151
      Property, plant and equipment                 185
                                                  -----
      Assets held for disposal                      336

      Accounts and notes payable                  2,642
      Accrued and other liabilities               1,877
                                                  -----
      Liabilities of discontinued operations      4,519
                                                  =====

NOTE 9 - Restructuring

      In September 2001, as a result of the sale of the Gyyr products division and the discontinuation of Mariner Networks, we reorganized our CCTV European operations and reduced our Corporate staff. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd. Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations. As result, we incurred severance and other costs totaling $1.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K/A of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning projected revenues, expenses and results of operations, funding and cash requirements, supply issues, market acceptance of new products, our business strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this
Item 2 under the caption "Risk Factors." Our actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      General. We define our business segments as ITS, video products and telecom products. The ITS segment consists of our majority-owned subsidiary, Iteris, Inc. The video products segment includes our wholly-owned subsidiaries, Broadcast, Inc. and MAXxess, Inc. (previously known as Gyyr Incorporated). The telecom products segment consists of Zyfer, Inc., our wholly-owned subsidiary (formerly known as our Communications division). In April 2001, Gyyr separated its operations into two divisions, the Gyyr CCTV Products division, which manufactures analog and digital storage solutions, and the Gyyr Electronic Access Control division, which manufactures enterprise security management systems. In September 2001, we sold substantially all of the assets and certain liabilities of the Gyyr CCTV Products division. In connection with the sale, we changed the name of Gyyr to MAXxess, Inc. to reflect the focus of the business on Electronic Access Control systems.

      All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as our business units prior to their incorporation.

      In September 2001, in connection with continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved the immediate discontinuation of Mariner Networks, Inc., our wholly-owned subsidiary. Mariner had previously been included within our telecom products segment. We anticipate that the operating assets of Mariner will be sold within the next twelve months. The aggregate losses recognized to exit the Mariner operations approximate $8.4 million and are included in the loss from discontinued operations in the consolidated statements of operations for the three months ended September 30, 2001

      In September 2001, as a result of the sale of the Gyyr CCTV Products Division product lines and the discontinuation of Mariner Networks we reorganized our European operations and reduced our Corporation staff. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd. Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. As result, we incurred severance and other costs totaling $1.4 million.

      Net Sales and Contract Revenues. Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal agencies ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 15.2% to $16.0 million for the three months ended September 30, 2001, compared to $18.8 million in the corresponding period of the prior fiscal year, and decreased 15.2% to $32.4 million for the six months ended September 30, 2001, compared to $38.2 million in the corresponding period of the prior fiscal year.

      Net sales decreased 26.4% to $10.3 million for the three months ended September 30, 2001, compared to $14.0 million in the corresponding period of the prior fiscal year and decreased 26.4% to $21.0 million for the six months ended September 30, 2001, compared to $28.5 million in the corresponding period of the prior fiscal year. This decrease in the three and six months ended September 30, 2001 primarily reflects decreased sales in Broadcast and MAXxess, offset in part by increased sales of Iteris products. Iteris sales growth reflects increased unit sales of Vantage video detection systems and increased sales of Autovue lane departure warning systems. Iteris represented 45.4% of net sales in the three months ended September 30, 2001, compared to 18.0% of net sales in the three months ended September 30, 2000. In the three months ended December 31, 2000, Broadcast determined it would not pursue continued sales opportunities for its Roswell facility management system and shifted the focus of its business to sales of its AIRO Automation systems. The decrease in Broadcast revenues reflects sales of a narrower product line in the three months and six months ended September 30, 2001 and generally soft market conditions in the North American market for broadcast systems sales. During the three months ended June 30, 2001, MAXxess divested its Vortex Dome and Quarterback Controller product lines. In early September 2001, Odetics completed the sale of the Gyyr CCTV Products division. CCTV product sales in second three months ended September 30, 2001 includes sales only through the date of divestiture. The decrease in MAXxess sales in the three and six month periods ended September 30, 2001 reflects generally soft market conditions in the current fiscal year, exacerbated by the market response to the divestiture of the CCTV products division.

      Contract revenues increased 17.0% to $5.7 million for the three months ended September 30, 2001, compared to $4.9 million in the corresponding period of the prior fiscal year and increased 17.9% to $11.4 million for the six months ended September 30, 2001 compared to $9.6 million in the corresponding period of the prior fiscal year. The increase in contract revenues in the three months ended September 30, 2001 reflects an increase in Iteris' contract revenues for ITS projects, partially offset by decreased contract revenues in Zyfer.

      Gross Profit. Gross profit on net sales increased to 39.3% for the three months ended September 30, 2001 compared to 20.1% in the corresponding period in the prior fiscal year. Gross profit on net sales increased to 36.1% for the six months ended September 30, 2001 compared to 20.4% in the corresponding period in the prior fiscal year. The increases in the three and six month periods compared to the corresponding periods of the prior fiscal year primarily reflects increased gross margin on net sales in Broadcast, MAXxess and Iteris. Broadcast experienced an improved gross margin as a result of its focus on the sale of higher margin AIRO Automation systems. MAXxess' gross profits improved primarily as a result of lower costs related to product support, warranty and obsolescence compared to the corresponding period of the prior fiscal year. The improvement in the gross profit in Iteris reflects increased absorption of manufacturing overhead on a significant increase in Vantage sales in the three and six months ended September 30, 2001 compared to the corresponding periods of the prior fiscal year.

      Gross profit on contract revenues was substantially unchanged in both Zyfer and Iteris in the three and six months ended September 30, 2001, compared to the corresponding periods of the prior fiscal year.

      Selling, General and Administrative Expense. Selling, general and administrative expense decreased 32.1% to $6.4 million (or 40.1% of total net sales and contract revenues) in the three months ended September 30, 2001 compared to $9.4 million (or 50.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense decreased 31.7% to $13.4 million (or 41.5% of total net sales and contract revenues) in the six months ended September 30, 2001 compared to $19.6 million (or 51.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The fiscal 2001 restructuring resulted in substantial decreases in selling, general and administrative expense in Broadcast, MAXxess and Iteris in the three months and six months ended September 30, 2001 compared to the corresponding periods of the prior fiscal year.

      Research and Development Expense. Research and development expense decreased 43.4% to $2.3 million (or 14.5% of total net sales and contract revenues) in the three months ended September 30, 2001 compared to $4.1 million (or 21.7% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Research and development expense decreased 43.3% to $4.5 million (or 13.8% of total net sales and contract revenues) in the six months ended September 30, 2001 compared to $7.9 million (or 20.6% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The fiscal 2001 restructuring resulted in substantial decreases in research and development expenditures in the three and six months ended September 30, 2001 in each of the our business units compared to the corresponding periods of the prior fiscal year. The decreases were primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. For competitive reasons, we closely guard the confidentiality of our specific development projects.

      Restructuring Charge. During the three months ended September 30, 2001 we incurred costs related to the restructuring of our European operations, and the continued downsizing of our corporate cost structure. These costs included approximately $1.0 million for severance charges and $.4 million for the impairment of long lived assets.

      Other Income. During the three months ended September 30, 2001 we recognized a gain of $2.5 million on the sale of the assets of the Gyyr CCTV product line. Also during the three months ended September 30, 2001, we sold in a secondary transaction, $1.9 million of our Iteris common stock to a group of investors, which included management of Odetics and Iteris. We incurred a loss on this sale of $1.0 million that has been included in other income. In connection with a promissory note secured by our Anaheim real property, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and incurred $370,000 in amortization expense related to the warrant that has been included in other income.

      Interest Expense, Net. Interest expense, net reflects interest income and interest expense as follows:

                                 Three Months Ended         Six Months Ended
                                    September 30,             September 30,
                                 -------------------      --------------------
                                  2000         2001         2000         2001
                                 ------      -------      -------      -------

      Interest expense           $  536      $ 1,190      $ 1,075      $ 1,785
      Interest income               107           --          174           --
                                 ------      -------      -------      -------
      Interest expense, net      $  429      $ 1,190      $   901      $ 1,785
                                 ======      =======      =======      =======

Interest expense primarily reflects interest on our line of credit borrowings and mortgage interest. Interest income in the three and six months ended September 30, 2000 was derived from short-term investments of excess cash deposits. The increase in interest expense for the three and six months ended September 30, 2001 compared to the corresponding periods in the prior fiscal year reflects the combined effect of an increase in Odetics' average outstanding borrowings, and an increased interest rate charge on line of credit borrowings in the current fiscal year

      Extraordinary Item. The extraordinary loss incurred in the six months ended September 30, 2001 related to a prepayment penalty on the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

      Income Taxes. We have not provided income tax benefit for the losses incurred in the three and six months ended September 30, 2001 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

      During the six months ended September 30, 2001, we used $11.6 million of cash to fund operations, which reflects our net loss of $22.9 million reduced by non-cash charges including $8.4 million related to assets impairment write downs and reserves for costs to exit Mariner Networks and $2.5 million for depreciation and amortization. Significant financing and investing activities during the six months ended September 30, 2001 are discussed below.

      In April 2001, we concluded the sale of our Vortex Dome and Quarterback Controller product lines for $1.1 million in net cash proceeds. The proceeds were approximately equal to the book value of the net assets sold, and were used to reduce outstanding borrowings due on our bank line of credit.

      In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at a rate of 10.0%. In connection with this note, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and will accrete that amount to interest expense over the term of the loan. If we prepay this note prior to November 25, 2001, the lender, at its option, may convert up to $1.6 million of the principal amount of the note into shares of our Class A common stock at a conversion price of $4.00 per share.

      Of the $16.0 million proceeds received from this note, we used approximately $6.0 million to retire the pre-existing first trust deed on our Anaheim real property, which included a prepayment penalty of $.45 million. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statement of operations, and $5.9 million to reduce borrowings due under our bank line of credit. We used the balance of the proceeds from this financing, after payment of the related expenses, for general working capital purposes.

      In August 2001, Iteris issued 1,781,268 shares of its Series A preferred stock to our institutional investors in exchange for $5.0 million in cash. In addition, Iteris issued 1,343,645 shares of its Series A preferred stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million Subordinated Convertible Promissory Note, which it entered into in January 2000, plus related accrued interest of $0.4 million. As part of the transaction, Odetics sold in a secondary transaction, $1.9 million of its shares of Iteris common stock to a group of investors, which included management of Odetics and Iteris. Following this financing, Odetics ownership of Iteris decreased from 93.0% to 67.5%.

      In August 2001, Iteris secured its own $5.0 million operating line of credit for its working capital needs. We believe that Iteris' cash reserves, together with available borrowings on its line of credit, will enable it to meet its current obligations and execute its operating plans for at least the next twelve months.

      In September 2001, we completed the sale of substantially all of the assets and certain of the liabilities of our Gyyr CCTV Products division for $8.8 million in cash, plus the assumption of $1.0 million in debt. In connection with the transaction, we recorded a non-operating gain in the three months ended September 30, 2001 of $2.5 million. We used the proceeds from the transaction to retire the remaining obligations due under our previous bank line of credit, which has now expired, and to fund severance obligations and other general working capital requirements.

      In September 2001, we discontinued the operations of our wholly-owned subsidiary, Mariner Networks Inc. The aggregate losses recognized to exit the Mariner operations approximate $8.4 million, and are included in the loss from discontinued operations in our consolidated statements of operations for the three months ended September 30, 2001.

      We expect that our operations will continue to use net cash for the foreseeable future. During fiscal 2002, we expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations. We are currently considering the sale and leaseback of our principal facilities in Anaheim, California. We cannot be certain that our plan to sell and leaseback our facilities will be successful or that we will be able to secure other debt or equity financing. Our future cash requirements will be highly dependent upon our ability to control expenses as well as the successful execution of the revenue plans by each of our businesses. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

      These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue is a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

                                  RISK FACTORS

      Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K/A for the year ended March 31, 2001, as well as our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

      We Have Experienced Substantial Losses and Expect Future Losses. We experienced net losses of $22.9 million for the six months ended September 30, 2001, $49.8 million for the year ended March 31, 2001, and $38.7 million for the year ended March 31, 2000. In January 2001, we announced the reorganization of our business in order to reduce our operating expenses and negative cash flow, which included the downsizing of our operations in Gyyr and Broadcast, and a 25% reduction in our total work force. In the second fiscal quarter of 2001, we experienced further downsizing in connection with our sale of the Gyyr CCTV Products division and the discontinuation of the business of our Mariner Networks subsidiary. We cannot assure you that our efforts to downsize our operations will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

      We Will Need to Raise Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All. We have generated significant net losses in recent periods, and have experienced negative cash flows from operations in the amount of $11.6 million for the six months ended September 30, 2001, and $20.1 million for the year ended March 31, 2001. We may need to raise additional capital in the future. Our $16.0 million promissory note with Castle Creek Technology Partners LLC is due and payable in May 2002 and is secured by our real property in Anaheim, California that comprises our principal facilities. Our Iteris subsidiary also currently maintains a $5.0 million line of credit which expires in August 2004. Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility ($0.6 million was outstanding at October 31, 2001). Even though we retired our bank line of credit in this quarter, we also incurred cash obligations in the amount of $3.0 million payable over the next 12 months related to our discontinuation of Mariner Networks and the reorganization of our European operations. We may need to sell or refinance our real property or raise additional capital in the near future, either through bank borrowings, other debt or equity financings, or the divestiture of business units or select assets. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses and cash requirements, raise substantial doubt about our ability to continue as a going concern.

      Our capital requirements will depend on many factors, including:

      o     our ability to control costs;

      o market acceptance of our products and the overall level of sales of our products;

      o     our ability to generate operating income;

      o increased research and development funding, and required investments in our business units;

      o     increased sales and marketing expenses;

      o technological advancements and our competitors' response to our products;

      o     capital improvements to new and existing facilities;

      o     potential acquisitions of businesses and product lines;

      o     our relationships with customers and suppliers; and

      o general economic conditions including the effects of the current economic slowdown and international conflicts.

      If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

      We are Exposed to the Risks Associated with the Recent Worldwide Economic Slowdown and Related Uncertainties. Concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military actions have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, we have experienced a slowdown in customer orders, cancellations and rescheduling of backlog and higher overhead costs. In addition, recent political and social turmoil related to international conflicts and terrorist acts can be expected to put further pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

      Our Quarterly Operating Results Fluctuate as a Result of Many Factors. Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues include, among others, the following:

      o our ability to raise additional capital or monetize our real property;

      o our significant investment in research and development for our subsidiaries and business units;

      o     our ability to control costs;

      o     international conflicts and acts of terrorism;

      o our ability to develop, introduce, market and gain market acceptance of new products applications and product enhancements in a timely manner;

      o the size, timing, rescheduling or cancellation of significant customer orders;

      o     the introduction of new products by competitors;

      o the availability of components used in the manufacture of our products;

      o changes in our pricing policies and the pricing policies by our suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

      o the long lead times associated with government contracts or required by vehicle manufacturers;

      o our success in expanding and implementing our sales and marketing programs;

      o     the effects of technological changes in our target markets;

      o     our relatively small level of backlog at any given time;

      o     the mix of sales among our business units;

      o deferrals of customer orders in anticipation of new products, applications or product enhancements;

      o the risks inherent in our acquisitions of technologies and businesses;

      o     risks and uncertainties associated with our international business;

      o currency fluctuations and our ability to get currency out of certain foreign countries; and

      o     general economic and political conditions.

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

      Our Operating Strategy for Developing Companies is Expensive and May Not Be Successful. Our business strategy historically has required us to make significant investments in our business units, both for research and development, and also to develop a separate infrastructure for certain of our business units, sufficient to allow the unit to function as an independent company. We expect to continue to invest in the development of certain of our business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders through an initial public offering, spin-off or sale to a strategic buyer. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to achieve profitability in any business unit, to complete any private or public offerings of securities by any of our business units, and/or to spin-off our interest in the business unit to our stockholders will depend upon many factors, including:

      o the overall performance and results of operations of the particular business unit;

      o     the potential market for our business unit;

      o our ability to assemble and retain a qualified management team for the business unit;

      o     our financial position and cash requirements;

      o     the business unit's customer base and product line;

      o the current tax treatment of spin-off and sale transactions, and our ability to obtain favorable determination letters from the Internal Revenue Service; and

      o general economic and market conditions, including the receptiveness of the stock markets to initial public offerings and private placements.

      We may not be able to achieve profitability in our business units, to complete a successful private or public offering or to spin-off of any of our business units in the near future, or at all. During fiscal 2001, we attempted to complete the initial public offering of Iteris, but withdrew the offering due to adverse market conditions. Even if we are able to achieve profitability and the market is receptive to public offerings, we may decide not to complete any further offerings, spin-off a particular business unit, or to delay the spin-off until a later date.

      We Must Keep Pace with Rapid Technological Change to Remain Competitive. Our target markets are in general characterized by the following factors:

      o     rapid technological advances;

      o     downward price pressure in the marketplace as technologies mature;

      o     changes in customer requirements;

      o     frequent new product introductions and enhancements; and

      o evolving industry standards and changes in the regulatory environment.

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

      Our future success will also depend in part on the success of several recently introduced products including CommSync II, a Zyfer solution for secure, high speed, point-to-point communications; AutoVue, our lane departure warning system; and Airo 9.0, our broadcast automation solution. Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

      We currently outsource the manufacture of our AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

      We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International sales represented 13% of our net sales and contract revenues for the six months ended September 30, 2001, 20% for the fiscal year ended March 31, 2001, and 19% for the fiscal year ended March 31, 2000. During the three months ended September 30, 2001, we reorganized our European operations, which included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd. Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. This reorganization may result in significantly lower international sales in future periods, unanticipated liabilities related to the closures, and may not achieve the anticipated cost savings. We may also face challenges in managing and transitioning our international operations as we have not traditionally operated through branch offices. In addition, the recent terrorist attacks in the United States and heightened security may adversely impact our international sales and could make our international operations more expensive.

      International business operations are also subject to other inherent risks, including, among others:

      o unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

      o     longer accounts receivable payment cycles;

      o     difficulties in managing and staffing international operations;

      o     potentially adverse tax consequences;

      o     the burdens of compliance with a wide variety of foreign laws;

      o import and export license requirements and restrictions of the United States and each other country in which we operate;

      o exposure to different legal standards and reduced protection for intellectual property rights in some countries;

      o     currency fluctuations and restrictions; and

      o     political, social and economic instability.

      We believe that international sales will continue to represent a significant portion of our revenues, and that continued growth and profitability may require further expansion of our international operations. Nearly all of our international sales from this point on are denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

      Any of these factors may adversely effect our future international sales and, consequently, effect our business, financial condition and operating results. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

      We Need to Manage Growth and the Integration of Our Acquisitions. Over the past few years, we have expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation, and certain assets of the Transportation Systems business of Rockwell International. A key element of our business strategy involves expansion through the acquisition of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

      o potential disruption of our ongoing business and the diversion of our resources and management's attention;

      o     the failure to retain or integrate key acquired personnel;

      o the challenge of assimilating diverse business cultures, and the difficulties in integrating the operations, technologies and information system of the acquired companies;

      o increased costs to improve managerial, operational, financial and administrative systems and to eliminate duplicative services;

      o     the incurrence of unforeseen obligations or liabilities;

      o potential impairment of relationships with employees or customers as a result of changes in management; and

      o increased interest expense and amortization of acquired intangible assets.

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

      To the extent we complete any additional acquisitions, such acquisitions are expected to place a significant strain on our resources. To accommodate acquisitions, we anticipate that we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these updates will require substantial additional expense as well as management effort. Our failure to manage growth and integrate our acquisitions successfully could adversely affect our business, financial condition and results of operations.

      We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 25% and 26% of our total net sales and contract revenues for the years ended March 31, 2000 and 2001, respectively, and 35% for the three months ended September 30, 2001. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

      o     long purchase cycles or approval processes;

      o     competitive bidding and qualification requirements;

      o     performance bond requirements;

      o     delays in funding, budgetary constraints and cut-backs; and

      o milestone requirements and liquidated damage provisions for failure to meet contract milestones.

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

      We Cannot Be Certain of Our Ability to Attract and Retain Key Personnel and We Do Not Have Employment Agreements with Any Key Personnel. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chief Executive Officer and Chairman of the Board, and Gregory A. Miner, our Chief Operating Officer and Chief Financial Officer. We do not have any employment contracts with any of our four officers or key employees. Mr. Slutzky has announced a phased succession plan for Odetics, pursuant to which he would turn over his Chief Executive Officer position to Mr. Miner. Mr. Slutzky's retirement or the loss of any of our key personnel could seriously harm our development and marketing efforts, and could adversely affect our business. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect upon our business, financial condition and results of operations.

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

      The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $1.24 per share and as high as $29.44 per share. If our stock price declines below $1.00 for an extended period of time, our common stock may be delisted from the Nasdaq National Market and there may not be a market for our stock. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

      o     quarterly variations in operating results;

      o     our ability to control costs and improve cash flow;

      o     shortages announced by suppliers;

      o announcements of technological innovations or new products by our competitors, customers or us;

      o     acquisitions or businesses, products or technologies;

      o     changes in pending litigation or new litigation;

      o     changes in investor perceptions;

      o     our ability to spin-off any business unit;

      o     applications or product enhancements by us or by our competitors;
            and

      o changes in earnings estimates or investment recommendations by securities analysts.

      The stock market in general has recently experienced volatility, which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.

      We Are Controlled by Certain of Our Officers and Directors. As of November 9, 2001, our officers and directors beneficially owned approximately 28% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Substantially all of our debt outstanding at September 30, 2001 is fixed rate of interest and, accordingly, we do not have significant exposure to changes in interest rates. In addition, we believe that the carrying value of our debt outstanding approximate fair value.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In connection with the Annual Meeting of the Stockholders of Odetics, Inc. held on September 14, 2001, the following proxies were tabulated representing 748,573 shares of Class A Common Stock or 78.4% of the eligible voting share, and 872,987 shares of Class B Common Stock or 84.3% of the eligible voting shares voted in the following manner:

Proposal I:  Election of the Board of Directors

                                       Total Vote for     Total Vote Withheld
      Class A Common Stock             Each Director      From Each Director
      --------------------             -------------      ------------------

      Crandall Gudmundson                 738,675               9,898
      Jerry F. Muench                     738,675               9,898

        Class A and Class
         B Common Stock
         Voting Together
        As A Single Class         For           Withheld
        -----------------   --------------    -------------

      Joel Slutzky             1,607,733         13,826
      Kevin Daly               1,610,647         10,913
      Tom Thomas               1,610,554         11,006
      Gregory A. Miner         1,609,522         12,037
      John W. Seazholtz        1,610,632         10,928
      Paul E. Wright           1,610,397         11,163

Proposal II: To approve the Amendment of the Certificate of Incorporation of
             Odetics to increase the aggregate number of authorized shares of Class A common stock from 10,000,000 to 50,000,000 shares.

                                   Class A                         Class B
                                 Common Stock                    Common Stock
                            (1/10 vote per share)             (1 vote per share)
                            ---------------------             ------------------
         For                       719,320                         857,581
         Against                    27,633                          15,096
         Abstain                     1,620                             310

Proposal III: To approve the Amendment to Odetics' 1997 Stock Incentive Plan to
              increase the number of shares of Class A Common Stock authorized for issuance over the term of the plan by 475,000 shares, from 1,330,000 shares to 1,805,000 shares.

                                   Class A                         Class B
                                 Common Stock                    Common Stock
                            (1/10 vote per share)             (1 vote per share)
                            ---------------------             ------------------
         For                       718,406                         862,378
         Against                    28,284                          10,299
         Abstain                     1,883                             310

Proposal IV: The approval and ratification of the sale and issuance of an aggregate of 70,126 shares of Class A common stock to Joel Slutzky, The Company's the Chief Executive Officer and Chairman of the Board of Odetics at a purchase price of $14.26 per share, as required by the rules of the Nasdaq National Market.

                                   Class A                         Class B
                                 Common Stock                    Common Stock
                            (1/10 vote per share)             (1 vote per share)
                            ---------------------             ------------------
         For                       403,098                         608,366
         Against                    13,977                           2,899
         Abstain                     1,096                             150
         Non-Vote                  330,402                         261,572

Proposal V: The ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2002.

                                   Class A                         Class B
                                 Common Stock                    Common Stock
                            (1/10 vote per share)             (1 vote per share)
                            ---------------------             ------------------
         For                       743,970                         872,652
         Against                     3,304                             100
         Abstain                     1,299                             235

Item 5. OTHER INFORMATION

      NONE.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2001                          ODETICS, INC.
                                       (Registrant)


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