Form 10-Q
period 2001-12-31
ODETICS INC
filed 2002-02-14
CIK 350868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
      [X]             QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

                                       OR

      [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

      Number of shares of Common Stock outstanding as of February 12, 2002

                 Class A Common Stock 11,085,077 shares.
                 Class B Common Stock 1,035,841 shares.

                                      INDEX
                                      -----

   PART I  FINANCIAL INFORMATION                                    Page
   -----------------------------                                    ----

   ITEM 1.  CONSOLIDATED STATEMENTS OF OPERATIONS FOR                 3
            THE THREE MONTHS AND NINE MONTHS ENDED
            DECEMBER 31, 2000 AND 2001 (UNAUDITED)

            CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2001             4
            AND DECEMBER 31, 2001 (UNAUDITED)

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                 6
            THE NINE MONTHS ENDED DECEMBER 31, 2000 AND
            2001 (UNAUDITED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                     14
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                 29
            ABOUT MARKET RISKS

   PART II OTHER INFORMATION
   -------------------------

   ITEM 1.  LEGAL PROCEEDINGS                                        29

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                29

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          29

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                       29
            SECURITY HOLDERS

   ITEM 5.  OTHER INFORMATION                                        29

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         29

   SIGNATURES                                                        30

     In this Report, "Odetics," the "Company," "we," "us," and "our" collectively refers to Odetics, Inc. and its subsidiaries.

                          PART 1 FINANCIAL INFORMATION

                                  ODETICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                     Three Months Ended       Nine Months Ended
                                                                                         December 31,            December 31,
                                                                                    --------------------    --------------------
                                                                                      2000        2001        2000        2001
                                                                                    --------    --------    --------    --------
Net sales and contract revenues:
  Net sales                                                                         $ 13,735    $  8,242    $ 42,264    $ 29,244
  Contract revenues                                                                    4,798       5,376      14,430      16,735
                                                                                    --------    --------    --------    --------
    Total net sales and contract revenues                                             18,533      13,618      56,694      45,979

Costs and expenses:
  Cost of sales                                                                       13,666       4,461      36,361      17,891
  Cost of contract revenues                                                            2,891       3,404       9,202      10,799
                                                                                    --------    --------    --------    --------
    Gross profit                                                                       1,976       5,753      11,131      17,289
                                                                                    --------    --------    --------    --------

  Selling, general and administrative expense                                          8,353       5,396      27,989      18,814
  Research and development expense                                                     3,885       1,943      11,747       6,398
  Minority interest in earnings of subsidiary                                              0         252           0         426
  Restructuring charge                                                                 6,285           0       6,285       1,422
                                                                                    --------    --------    --------    --------
    Total operating expenses                                                          18,523       7,591      46,021      27,060
                                                                                    --------    --------    --------    --------

Operating loss                                                                       (16,547)     (1,838)    (34,890)     (9,771)
                                                                                    --------    --------    --------    --------
Non-operating items
  Other income                                                                             0         148      19,055       1,220
  Interest expense, net                                                                 (201)       (642)     (1,102)     (2,427)
                                                                                    --------    --------    --------    --------
Loss from continuing operations before extraordinary loss                            (16,748)     (2,332)    (16,937)    (10,978)

Loss from discontinued operations (including loss on disposal of $8,361) in the
 nine months ended December 31,2001, net of taxes of $0                               (3,203)          0      (7,850)    (13,843)

Extraordinary loss from early extinguishment of debt, net of tax of $0                     0           0           0        (450)
                                                                                    --------    --------    --------    --------
Net loss                                                                            ($19,951)   ($ 2,332)   ($24,787)   ($25,271)
                                                                                    ========    ========    ========    ========

Loss per share:
  Basic and diluted
    Loss from continuing operations, before extraordinary item                        ($1.60)     ($0.20)     ($1.73)     ($1.00)
    Loss from discontinued operations                                                  (0.30)       0.00       (0.80)      (1.27)
    Extraordinary loss from the early extinguishment of debt                            0.00        0.00        0.00       (0.04)
                                                                                    --------    --------    --------    --------
    Loss per share                                                                    ($1.90)     ($0.20)     ($2.53)     ($2.31)
                                                                                    ========    ========    ========    ========
Shares used in calculating loss per share:
  Basic and diluted                                                                   10,494      11,684       9,802      10,938
                                                                                    ========    ========    ========    ========

                See notes to consolidated financial statements.

                                  ODETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         December 31,
                                                            March 31,        2001
ASSETS                                                        2001       (unaudited)
                                                            --------     -----------
Current Assets
  Cash                                                      $  2,218       $  1,117
  Trade accounts receivable, net                              14,300         12,474
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                        3,296          3,399

  Inventories:
    Finished goods                                             1,611          1,019
    Work in process                                               51            177
    Materials and supplies                                     8,991          5,364
                                                            --------     -----------
    Total inventories                                         10,653          6,560


  Prepaid expenses                                               992          2,070
  Assets to be disposed of from discontinued operations        5,639            279
                                                            --------     -----------
Total Current Assets                                          37,098         25,899

Property, plant and equipment
  Land                                                         2,060          2,060
  Buildings and improvements                                  18,982         19,007
  Equipment, furniture and fixtures                           33,540         27,947
                                                            --------     -----------
                                                              54,582         49,014

  Less accumulated depreciation                              (34,405)       (30,925)
                                                            --------     -----------

  Net property, plant and equipment                           20,177         18,089


Goodwill, net                                                 10,622          9,876

Other Assets                                                     164             30
                                                            --------     -----------
Total Assets                                                $ 68,061       $ 53,894
                                                            ========     ===========

                See notes to consolidated financial statements.

                                  ODETICS, INC.

                                 (in thousands)

                                                                                  March 31,   December 31,
                                                                                    2001         2001
LIABILITIES AND STOCKHOLDERS' EQUITY                                                          (unaudited)
                                                                                  ---------   ------------

Current Liabilities
    Trade accounts payable                                                         $  8,954       $  6,860
    Accrued payroll and related                                                       4,255          5,317
    Accrued expenses                                                                  2,352          2,868
    Contract loss accrual                                                             2,290          2,219
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                               2,575          1,905
    Revolving line of credit                                                         13,471              0
    Liabilities from discontinued operations                                          1,996          3,325
    Current portion of long-term debt                                                 6,990         16,032
                                                                                  ---------   ------------
Total current liabilities                                                            42,883         38,526


Long-term debt - less current portion                                                 4,800            557

Minority interest                                                                         0          9,841

Stockholders' equity
    Preferred stock, authorized 2,000,000 shares;
      none issued                                                                      --             --
    Common stock, authorized 50,000,000
      shares of class A and 2,600,000 shares
      of class B; 10,650,190 shares of
      class A and 1,034,041 shares of
      class B issued and outstanding at
      December  31, 2001 - $.10 par value                                             1,050          1,168
    Paid-in capital                                                                  78,548         87,631
    Treasury stock                                                                       (1)            (1)
    Note receivable from associates                                                     (51)           (51)
    Retained earnings                                                               (58,732)       (84,003)
    Accumulated other comprehensive income (loss)                                      (436)           226
                                                                                  ---------   ------------
Total stockholders' equity                                                           20,378          4,970
                                                                                  ---------   ------------
Total liabilities and stockholders' equity                                          $68,061        $53,894
                                                                                  =========   ============

                See notes to consolidated financial statements.

                                  ODETICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               Nine Months Ended
                                                                                  December 31,
                                                                           2000                 2001
                                                                       ------------         ------------
Operating activities
  Net loss from continuing operations                                     ($24,787)            ($11,428)
  Net loss from discontinued operations                                          0              (13,843)
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                          7,490                2,952
      Amortization of warrants                                                   0                  738
      Write-off fixed assets - Mariner                                           0                8,361
      Minority interest in earnings of subsidiary                                0                  426
      Loss on sale of Iteris common stock                                        0                1,597
      Loss on disposal of assets                                                 0                   48
      Provision for losses on accounts receivable                               46                  102
      Gain on sale of product line                                               0               (2,579)
      Changes in operating assets and liabilities:
       (Increase) Decrease in accounts receivable                           (1,261)               1,724
        (Increase) Decrease  in net costs and estimated
           earnings in excess of billings                                    1,125                 (773)
        (Increase) Decrease in inventories                                   1,497                  310
        (Increase) Decrease in prepaids and other assets                     1,037                 (977)
        Change in net assets of discontinued operations                          0               (1,672)
        Increase (Decrease) in accounts payable and
           accrued expenses                                                  1,083               (1,773)
                                                                       ------------         ------------
Net cash used in operating activities                                      (13,770)             (16,787)
Investing activities
  Purchases of property, plant, and equipment                               (2,145)                (279)
  Proceeds from sale of product line                                             0                9,884
                                                                       ------------         ------------
Net cash provided by (used in) investing activities                         (2,145)               9,605
Financing activities
  Proceeds from revolving line of credit and
    long-term borrowings                                                    19,894               27,470
  Principal payments on line of credit, long-term
    debt and capital lease obligations                                     (24,319)             (30,773)
  Proceeds from sale of Iteris common stock                                      0                3,851
  Proceeds from sale of Iteris preferred stock                                   0                4,988
  Proceeds from issuance of Class A common stock                            17,012                 (117)
                                                                       ------------         ------------
Net cash provided by (used in)  financing activities                        12,587                5,419
Effects of exchange rate changes on cash                                      (604)                 662
                                                                       ------------         ------------
Decrease in cash                                                            (3,932)              (1,101)

Cash at beginning of year                                                    4,880                2,218
                                                                       ------------         ------------
Cash at December 31                                                           $948               $1,117
                                                                       ============         ============
Non cash transactions

   Stock issuance to former MMA shareholders                                   505                2,737
   Issuance of warrants                                                          0                1,357
   Equity of subsidiary allocable to minority interest                           0                9,415
   Issuance of Iteris stock                                                      0                4,203

                See notes to consolidated financial statements.

                                  ODETICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation and Operations
------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, except as disclosed elsewhere in the notes to consolidated financial statements, necessary to present fairly the consolidated financial position of Odetics, Inc. and its subsidiaries as of December 31, 2001 and the consolidated results of its operations and cash flows for the three and nine months ended December 31, 2000 and 2001. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts in the financial statements have been reclassified to conform with the 2002 presentation.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

     During the nine months ended December 31, 2001, we used $16.8 million of cash to fund our operations, which reflects our net loss of $25.3 million reduced by non-cash charges including $8.4 million related to asset impairment write-downs and reserves for costs to exit Mariner Networks, $3.7 million for depreciation and amortization, and $1.6 million of losses incurred from the sale of common stock of our majority owned subsidiary, Iteris Inc. Significant financing and investing activities during the nine months ended December 31, 2001 are discussed below.

     In April 2001, we completed the sale of our Vortex Dome and Quarterback Controller product lines for $1.1 million in net cash proceeds. The proceeds were approximately equal to the book value of the net assets sold, and were used to reduce the outstanding borrowings on our bank line of credit.

     In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at a rate of 10.0%. In connection with this note, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. In connection with a forbearance agreement negotiated in November 2001, we repriced the exercise price of these warrants to $3.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and will accrete that amount to interest expense over the term of the loan.

     Of the $16.0 million proceeds from this note, we used approximately $6.0 million to retire the pre-existing first trust deed on our Anaheim real property, which included a prepayment penalty of $450,000. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statement of operations. We also used approximately $5.9 million of the proceeds to reduce the outstanding borrowings under our bank line of credit. We used the balance of the proceeds from this financing, after payment of the related expenses, for general working capital purposes.

     In August 2001, Iteris issued 1,781,268 shares of its Series A preferred stock to an institutional investor in exchange for $5.0 million in cash. In addition, Iteris issued 1,343,645 shares of its Series A preferred stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million Subordinated Convertible Promissory Note, plus related accrued interest of

$0.4 million. Concurrently, Odetics sold in a secondary transaction, $1.9 million of its shares of Iteris common stock to a group of investors, which included management of Odetics and Iteris.

     Iteris used approximately $2.6 million of the proceeds from this financing to reduce the outstanding borrowings under our bank line of credit. In addition, Odetics used $1.4 million of the proceeds that it received on its sale of Iteris common stock to further reduce the outstanding borrowings under its bank line of credit.

     In August 2001, Iteris secured its own $5.0 million operating line of credit for its working capital needs. We believe that Iteris' cash reserves, together with available borrowings under this line of credit, will enable Iteris to meet its current obligations and execute its operating plans for at least the next twelve months.

     In September 2001, we completed the sale of substantially all of the assets and certain of the liabilities of our CCTV Products division of Gyyr Incorporated for $8.8 million in cash, plus the assumption of $1.0 million indebtedness. In connection with this transaction, we recorded a non-operating gain of $2.5 million in the three months ended September 30, 2001. We used the proceeds from this transaction to retire the remaining obligations due under our bank line of credit, which has now expired, and to fund severance obligations and other general working capital requirements.

     In September 2001, we discontinued the operations of our wholly owned subsidiary, Mariner Networks, Inc. The aggregate losses recognized to exit the Mariner operations approximate $8.4 million and are included in the loss from discontinued operations in our consolidated statements of operations for the three and six months ended September 30, 2001.

     In December 2001, Odetics completed the sale of additional common shares of Iteris for total proceeds of $1.9 million to a group of investors. At December 31, 2001, Odetics' ownership of Iteris was 62.7%.

     We expect that our operations will continue to use net cash through the fourth quarter of fiscal 2002. We expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations. We are currently proceeding with the sale and leaseback of our principal facilities in Anaheim, California. We cannot be certain that our plan to sell and leaseback our facilities will be successful or that we will be able to secure other debt or equity financing. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

     These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

NOTE 2 - Recent Accounting Pronouncements
------

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

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which is effective for fiscal years beginning after December 15, 2001. Under Statement 144, assets held for sale are included in discontinued operations if the operations and cash flows will be or have been eliminated from our ongoing operations we will not have any significant continuing involvement in the operations of the component. In the three months ended September 30, 2001, we adopted the provisions of Statement 144, effective as of April 1, 2001. The impact of the adoption is discussed in Note 8.

NOTE 3 - Income Taxes
------

     Income tax expense (benefit), if any, for the three and nine months ended December 31, 2000 and 2001 has been provided at the estimated annualized effective tax rates. We did not provide income tax benefit for the losses incurred in the three and nine months ended December 31, 2000 and 2001 due to the uncertainty as to the ultimate realization of the benefit.

NOTE 4 - Long-Term Debt
------

                                   March 31,    December 31,
                                     2001           2001
                                   ---------    ------------
                                        (in thousands)

      Mortgage note                  $5,874        $15,383
      Notes payable                   4,750          1,148
      Contracts payable               1,166             58
                                   ---------    ------------
                                     11,790         16,589
      Less current portion            6,990         16,032
                                   ---------    ------------
                                     $4,800         $  557
                                   =========    ============

NOTE 5 - Legal Proceedings
------

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

NOTE 6 - Comprehensive Income (loss)
------

     The components of comprehensive income (loss) for the three months and nine months ended December 31, 2000 and 2001 are as follows in thousands:


                                    Three Months Ended      Nine Months Ended
                                       December 31,           December 31,
                                   --------------------   --------------------
                                      2000       2001       2000         2001
                                   ---------   --------   ---------  ---------
     Net loss                      $(19,951)   $(2,332)   $(24,787)  $(25,271)
     Foreign currency translation
     adjustment                         (39)       160        (604)       662
                                   ---------   --------   ---------  ---------
     Comprehensive loss            $(19,990)   $(2,172)   $(25,391)  $(24,609)
                                   =========   ========   =========  =========

NOTE 7 - Business Segment Information
------

     We currently operate in three reportable segments: intelligent transportation systems ("ITS"), video products, which include products for the television broadcast and video security markets, and telecom products. Selected financial information for Odetics' reportable segments for the three and nine months ended December 31, 2000 and 2001 are as follows (in thousands):

                                                  Video     Telecom
                                        ITS      Products   Products    Total
                                     ---------  ---------- ---------- ---------
     Three Months Ended
     December 31, 2000
     Revenue from external customers $  7,707   $   7,220   $  1,702   $ 16,629
     Intersegment revenues                  0       1,254         74      1,328
     Segment income (loss)               (659)     (6,976)      (335)    (7,970)

     Three Months Ended
     December 31, 2001
     Revenue from external customers    9,798       2,415      1,405     13,618
     Intersegment revenues                  0           0          0          0
     Segment income (loss)              1,032        (277)      (877)      (122)

     The following table reconciles segment revenues and loss to consolidated revenues and loss from continuing operations.

                                                           Three Months Ended
                                                              December 31,
                                                      --------------------------
                                                          2000           2001
                                                      ------------    ----------
     Revenue                                                 (in thousands)
     Total revenues for reportable segments            $  17,957      $  13,618
     Non-reportable segment revenues                       1,904              0
     Other revenues                                            0              0
     Elimination of intersegment sales                    (1,328)             0
                                                      ------------     ---------
     Total consolidated revenues                          18,533         13,618

     Total profit or loss for reportable segments         (7,970)          (122)
     Other profit or loss                                   (970)          (427)
     Loss from discontinued operations                    (3,203)             0
     Unallocated amounts:
     Corporate and other expenses                         (1,322)        (1,141)
     Special charge                                       (6,285)             0
     Interest expense                                       (201)          (642)
                                                      ------------     ---------
     Income (loss) before income taxes                 $ (19,951)      $ (2,332)
                                                      ============     =========


                                                   Video    Telecom
                                        ITS       Products  Products    Total
                                      ---------  ---------  --------  ---------
     Nine Months Ended
     December 31, 2000
     Revenue from external customers  $ 20,028   $ 25,809   $ 4,406    $ 50,243
     Intersegment revenues                   0      4,034        74       4,108
     Segment income (loss)              (4,283)   (14,346)   (1,988)  $ (20,617)

     Nine Months Ended
     December 31, 2001
     Revenue from external customers    27,147     15,004     3,828      45,979
     Intersegment revenues                   0          0         0           0
     Segment income (loss)               2,067     (2,505)   (2,879)     (3,317)

     The following table reconciles segment revenues and loss to consolidated revenues and loss from continuing operations before income taxes in thousands:

                                                        Nine Months Ended
                                                           December 31,
                                                     ----------------------
                                                         2000        2001
                                                     ----------  ----------
                                                         (in thousands)
     Total revenues for reportable segments             54,351   $  45,979
     Non-reportable segment revenues                     6,451           0
     Other revenues                                         0            0
     Elimination of intersegment sales                  (4,108)          0
                                                     ----------  ----------
     Total consolidated revenues                        56,694      45,979

     Total profit or loss for reportable segments      (20,617)     (3,317)
     Other profit or loss                               (2,536)       (216)
     Loss from discontinued operations                  (7,850)    (13,843)
     Unallocated amounts:
     Corporate and other income (expenses)              13,603      (4,046)
     Special charge                                     (6,285)     (1,422)
     Interest expense                                   (1,102)     (2,427)
                                                     ----------  ----------
     Income (loss) before income taxes               $ (24,787)  $ (25,271)
                                                     ==========  ==========


NOTE 8 - Discontinued Operations
------

     In September 2001, in connection with our continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved a plan to immediately discontinue the operations of Mariner Networks, Inc., a wholly-owned subsidiary included in our telecom products segment. We anticipate that the operating assets of Mariner will be sold within the next twelve months. The aggregate losses recognized to write down the assets of Mariner to fair value less cost to sell were approximately $6.7 million. In addition, we accrued $ 1.7 million for severance and other costs to exit the Mariner operation. These write-downs and costs are included in the loss from discontinued operations in the consolidated statements of operations for the nine months ended December 31, 2001.

     Mariner's revenue and loss before income taxes reported as discontinued operations for the three and nine months ended December 31, 2001 and 2000 are as follows (in thousands):

                                Three Months Ended      Nine Months Ended
                                   December 31,           December 31,
                              ---------------------   --------------------
                                2000        2001        2000       2001
                              ---------   ---------   ---------  ---------

     Revenue                  $    334    $    --     $   822     $  366
     Loss before taxes          (3,203)        --      (7,850)    (5,482)

     The net assets of Mariner consisted of the following (in thousands) at:

                                                      December 31,
                                                         2001
                                                    ---------------
     Accounts and notes receivable                           0
     Inventories and other assets                           85
     Property, plant and equipment                         194
                                                    ---------------
     Assets held for disposal                              279
                                                    ===============

     Accounts and notes payable                          2,346
     Accrued and other liabilities                         979
                                                    ---------------
     Liabilities of discontinued operations              3,325
                                                    ===============


NOTE  9 - Restructuring

     In September 2001, as a result of the sale of the Gyyr products division and the discontinuation of Mariner Networks, we reorganized our CCTV European operations and reduced our corporate staff. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd. Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations. As a result, we incurred severance and other costs totaling $1.4 million in the nine months ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K/A of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning our ability to obtain a new credit line and secure other sources of capital, our ability to sell existing assets, projected revenues, expenses and results of operations, cash requirements, supply issues, market acceptance of new products, our business strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." Our actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     General. We define our business segments as ITS, video products and telecom products. The ITS segment consists of our majority-owned subsidiary, Iteris, Inc. The video products segment includes our wholly-owned subsidiaries, Broadcast, Inc. and MAXxess Systems, Inc. (previously known as Gyyr Incorporated). The telecom products segment consists of Zyfer, Inc., our wholly-owned subsidiary (formerly known as our Communications division). In April 2001, Gyyr separated its operations into two divisions, the Gyyr CCTV Products division, which manufactures analog and digital storage solutions, and the Gyyr Electronic Access Control division, which manufactures enterprise security management systems. In September 2001, we sold substantially all of the assets and certain liabilities of the Gyyr CCTV Products division. In connection with the sale, we changed the name of Gyyr to MAXxess Systems, Inc. to reflect the focus of the business on Electronic Access Control systems.

     All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as our business units prior to their incorporation.

     In September 2001, in connection with continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved the immediate discontinuation of Mariner Networks, Inc., our wholly-owned subsidiary. Mariner had previously been included within our telecom products segment. We anticipate that the operating assets of Mariner will be sold within the next twelve months. The aggregate losses recognized to exit the Mariner operations were approximately $8.4 million and are included in the loss from discontinued operations in the consolidated statements of operations for the nine months ended December 31, 2001.

     In September 2001, as a result of the sale of the Gyyr CCTV Products division product lines and the discontinuation of Mariner Networks we reorganized our European operations and reduced our corporate staff. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. As result, we incurred severance and other costs totaling $1.4 million for the nine months ended December 31, 2001.

     Net Sales and Contract Revenues. Net sales and contract revenues consist of
(i) sales of products and services to commercial and municipal agencies ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States government and foreign entities for space recorders used for geographical information systems. Total net sales and CCTV contract revenues decreased 26.5% to $13.6 million for the three months ended December 31, 2001, compared to $18.5 million in the corresponding period of the prior fiscal year, and decreased 18.9% to $46.0 million for the nine months ended December 31, 2001, compared to $56.7 million in the corresponding period of the prior fiscal year.

     Net sales decreased 40.0% to $8.2 million for the three months ended December 31, 2001, compared to $13.7 million in the corresponding period of the prior fiscal year and decreased 30.9% to $29.2 million for the nine months ended December 31, 2001, compared to $42.3 million in the corresponding period of the prior fiscal year. In early September 2001, Odetics completed the sale of the Gyyr CCTV Products division ("CCTV"). CCTV product sales in the nine months ended December 31, 2001 includes sales only through the date of the divestiture. Sales of CCTV product sales comprised $0 and $8.3 million of net sales in the three and nine months ended December 31, 2001, respectively, compared to $6.2 million and $20.1 million of net sales in the corresponding periods of the prior fiscal year. Accordingly, the vast majority of the decrease in net sales for the three and nine months ended December 31, 2001 compared to the corresponding periods of the prior fiscal years was attributable to the divestiture of the Gyyr CCTV Products division. The Company also experienced decreased sales in the three and nine months ended December 31, 2001 in Broadcast and Zyfer, offset by increased sales of Iteris products. For the three and nine months ended December 31, 2001, sales of Iteris products represented 72% and 59%, respectively, of our net sales. Iteris sales growth reflects increased unit sales of Vantage video detection systems and Autovue lane departure warning systems. In the three months ended December 31, 2000, Broadcast determined it would not pursue continued sales opportunities for its Roswell facility management system and shifted the focus of its business to sales of its AIRO Automation systems. The average selling price of an AIRO system is lower than that of Broadcast's tape library products that comprised a significant portion of its net sales in the prior fiscal year. The decrease in Broadcast net sales reflects sales of a more focused, software centric product line in the three months and nine months ended December 31, 2001. The decrease in Zyfer sales in the three and nine months ended December 31, 2001 primarily reflects its transition to selling its new line of CommSynch II products that address specialized communications applications, and the decline in revenue derived from LGIC, a significant Korean-based customer.

     Contract revenues increased 12.0% to $5.4 million for the three months ended December 31, 2001, compared to $4.8 million in the corresponding period of the prior fiscal year, and increased 16.0% to $16.7 million for the nine months ended December 31, 2001 compared to $14.4 million in the corresponding period of the prior fiscal year. The increase in contract revenues in the three months and nine months ended December 31, 2001 reflects an increase in Iteris' contract revenues for ITS projects.

     Gross Profit. Gross profit as percentage of net sales increased to 45.9% for the three months ended December 31, 2001 compared to 0.5% in the corresponding period in the prior fiscal year. Gross profit on net sales increased to 38.8% for the nine months ended December 31, 2001 compared to 14.0% in the corresponding period in the prior fiscal year. Gross profit as percentage of net sales for the three and nine months ended December 31, 2000 is net of charges of $3.1 million for the write-off of inventories associated with discontinued product lines. Gross profit as a percent net sales for the three and nine months ended December 31, 2000, before the effect of these write-offs, was 22.1% and 20.6%, respectively. The increases in the three and nine month periods in fiscal 2002 compared to the corresponding periods of the prior fiscal year primarily reflects increased gross margin on net sales in Broadcast and the benefit of the divestiture of the Gyyr CCTV Product division product lines, which had historically low gross margins relative to net sales. Broadcast experienced an improved gross margin as a result of its focus on the sale of higher margin AIRO Automation systems.

     Gross profit as a percentage of contract revenues decreased to 36.7% for the three months ended December 31, 2001 compared to 39.7% in the corresponding period in the prior fiscal year. Gross profit as a percentage of contract revenues decreased to 35.5% for the nine months ended December 31, 2001 compared to 36.2% in the corresponding period in the prior fiscal year. The decrease in the three and nine month periods in fiscal 2002 compared to the corresponding periods of the prior fiscal year reflects decreased gross profit on contracts in Iteris, which was offset in part by increased gross margins on contracts in Zyfer. Gross margin on long-term contracts by both Zyfer and Iteris reflects the mix of contracts from which revenue was recognized in a given financial reporting period. As a result, the variability of gross margin on long term contracts is not indicative of any particular operating trend or event.

     Selling, General and Administrative Expense. Selling, general and administrative expense decreased 35.4% to $5.4 million (or 39.6% of total net sales and contract revenues) in the three months ended December 31, 2001 compared to $8.4 million (or 45.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense decreased 32.8% to $18.8 million (or 40.9% of total net sales and contract revenues) in the nine months ended December 31, 2001 compared to $28.0 million (or 49.4% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The fiscal 2001 restructuring resulted in substantial decreases in selling, general and administrative expense in Broadcast, MAXxess, and Iteris in the three months and nine months ended December 31, 2001 compared to the corresponding periods of the prior fiscal year. The expense reductions in the current fiscal year that are associated with the restructuring in the prior fiscal year were augmented by further cost reductions associated with the divestiture of the Gyyr Product Division product lines in September 2001. On a sequential basis, selling, general and administrative expenses declined approximately $1.0 million in the three months ended December 31, 2001 compared to the three months ended September 30, 2001.

     Research and Development Expense. Research and development expense decreased 50.0% to $1.9 million (or 14.3% of total net sales and contract revenues) in the three months ended December 31, 2001 compared to $3.9 million (or 21.0% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Research and development expense decreased 45.5% to $6.4 million (or 13.9% of total net sales and contract revenues) in the nine months ended December 31, 2001 compared to $11.7 million (or 20.7% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. These decreases were primarily related to the fiscal 2001 restructuring, which resulted in substantial decreases in research and development expenditures in the three and nine months ended December 31, 2001 in each of our business units compared to the corresponding periods of the prior fiscal year. The decreases were primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. For competitive reasons, we closely guard the confidentiality of our specific development projects. The expense reductions in the current fiscal year that are associated with the restructuring in the prior fiscal year were augmented by further cost reductions associated with the divestiture of the Gyyr CCTV Product division product lines in September 2001. On a sequential basis, research and development expenses declined approximately $0.4 million in the three months ended December 31, 2001 compared to the three months ended September 30, 2001, mostly related to the sale of the Gyyr CCTV Product division product lines.

     Restructuring Charge. During the three months ended September 30, 2001, we incurred costs related to the restructuring of our European operations, and the continued downsizing of our corporate cost structure. These costs included, approximately $1.0 million for severance charges and $0.4 million for the impairment of long-lived assets.

     Other Income. During the three months ended December 31, 2001 we recognized $1.1 million in income under an agreement to provide transition support services to the purchaser of our former Gyyr CCTV Products division product line. Also, during the three months ended December 31, 2001, we sold in a secondary transaction, $1.9 million of our Iteris common stock to a group of investors. We incurred a loss on this sale of $576,000. In connection with a promissory note secured by our Anaheim real property, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and incurred $370,000 in amortization expense.

     Other income for the nine months ended December 31, 2001 reflects aggregate gains on the sale of Gyyr CCTV Products division product line, plus transition support services income of $3.5 million, partially offset by losses of $1.6 million on secondary sales of Iteris common stock, and $720,000 in charges for warrant amortization.

     Interest Expense, Net. Interest expense, net reflects interest income and interest expense as follows (in thousands):



                                 Three Months Ended          Nine Months Ended
                                     December 31,              December 31,
                               --------------------     ------------------------
                                 2000       2001            2000         2001
                               ---------  ---------     -----------  -----------

     Interest expense          $    277    $ 642          $ 1,352      $ 2,427
     Interest income                 76       --              250           --
                               ---------  ---------     -----------  -----------
     Interest expense, net     $    201    $ 642          $ 1,102      $ 2,427
                               =========  =========     ===========  ===========


     Interest expense primarily reflects mortgage interest. Interest income in the three and nine months ended December 31, 2001 was derived from short-term investments of excess cash deposits. The increase in interest expense for the three and nine months ended December 31, 2001 compared to the corresponding periods in the prior fiscal year reflects the combined effect of an increase in Odetics' average outstanding borrowings, and an increased interest rate charged on line of credit borrowings in the current fiscal year.

     Extraordinary Item. The extraordinary loss incurred in the nine months ended December 31, 2001 related to a prepayment penalty on the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

     Income Taxes. We have not provided income tax benefit for the losses incurred in the three and nine months ended December 31, 2001 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

     As of December 31, 2000, we had $1.1 million of cash (and cash equivalent). During the nine months ended December 31, 2001, we used $16.8 million of cash to fund our operations, which reflects our net loss of $25.3 million reduced by non-cash charges including $8.4 million related to asset impairment write-downs and reserves for costs to exit Mariner Networks, $3.7 million for depreciation and amortization, and $1.6 million of losses incurred from the sale of common stock of our majority owned subsidiary, Iteris, Inc. Significant financing and investing activities during the nine months ended December 31, 2001 are discussed below.

     In April 2001, we concluded the sale of our Vortex Dome and Quarterback Controller product lines for approximately $1.1 million in net cash proceeds. The proceeds were approximately equal to the book value of the net assets sold, and were used to reduce outstanding borrowings due on our bank line of credit.

     In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California. This promissory note is due in May 2002 and bears annual interest at a rate of 10.0%. In connection with this note, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. In connection with a forbearance agreement negotiated in November 2001, we repriced the exercise price of these warrants to $3.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and will accrete that amount to interest expense over the term of the loan.

     Of the $16.0 million proceeds received from this note, we used approximately $6.0 million to retire the pre-existing first trust deed on our Anaheim real property, which included a prepayment penalty of $450,000. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statement of operations, and $5.9 million to reduce borrowings due under our bank line of credit. We used the balance of the proceeds from this financing, after payment of the related expenses, for general working capital purposes.

     In August 2001, Iteris issued 1,781,268 shares of its Series A preferred stock to one institutional investor for a purchase price of $5.0 million in cash. In addition, Iteris issued 1,343,645 shares of its Series A preferred stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million subordinated convertible promissory note, which Iteris entered into in January 2000, plus related accrued interest of $0.4 million. As part of the transaction, Odetics sold in a secondary transaction, $1.9 million of its shares of Iteris common stock to a group of investors, which included management of Odetics and Iteris.

     In August 2001, Iteris secured its own $5.0 million operating line of credit for its working capital needs. We believe that Iteris' cash reserves, together with available borrowings on its line of credit, will enable it to meet its current obligations and execute its operating plans for at least the next twelve months.

     In September 2001, we completed the sale of substantially all of the assets and certain of the liabilities of our Gyyr CCTV Products division for $8.8 million in cash, plus the assumption of $1.0 million in debt. In connection with the transaction, we recorded a non-operating gain of $2.5 million in the three months ended September 30, 2001. We used the proceeds from the transaction to retire the remaining obligations due under our previous bank line of credit, which has now expired, and to fund severance obligations and for other general working capital requirements.

     In September 2001, we discontinued the operations of our wholly-owned subsidiary, Mariner Networks Inc. The aggregate losses recognized to exit the Mariner operations were approximately $8.4 million, and are included in the loss from discontinued operations in our consolidated statements of operations for the nine months and in the six month period ended December 31, 2001.

     In December 2001, we completed the sale of additional common shares of common stock of Iteris for total proceeds of $1.9 million to a group of investors. At December 31, 2001, Odetics' ownership of Iteris was 62.7%.

     Our current material capital commitments consist of a $16 million mortgage on our Anaheim property and $600,000 of long-term debt from equipment financing. We expect that our operations will continue to use net cash through the fourth quarter of Fiscal 2002. We expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations. We are currently proceeding with the sale and leaseback of our principal facilities in Anaheim, California. We cannot be certain that our plan to sell and leaseback our facilities will be successful or that we will be able to secure other debt or equity financing. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

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

     We Have Experienced Substantial Losses and Expect Future Losses. We experienced net losses of $25.3 million for the nine months ended December 31, 2001, $49.8 million for the year ended March 31, 2001, and $38.7 million for the year ended March 31, 2000. In January 2001, we announced the reorganization of our business in order to reduce our operating expenses and negative cash flow, which included the downsizing of our operations in Gyyr and Broadcast, and a 25% reduction in our total work force. In the second fiscal quarter of 2001, we experienced further downsizing in connection with our sale of the Gyyr CCTV Products division and the discontinuation of the business of our Mariner Networks subsidiary. We cannot assure you that our efforts to downsize our operations will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

     We Will Need to Raise Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All. We have generated significant net losses in recent periods, and have experienced negative cash flows from operations in the amount of $16.8 million for the nine months ended December 31, 2001, and $20.1 million for the year ended March 31, 2001. We anticipate we will need to raise additional capital in the future. Our $16.0 million promissory note with Castle Creek Technology Partners LLC is due and payable in May 2002 and is secured by our real property in Anaheim, California that comprises our principal facilities. Our Iteris subsidiary also currently maintains a $5.0 million line of credit, which expires in August 2004. Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility ($700,000 was outstanding at February 8, 2002). Even though we retired our bank line of credit in this quarter, we also incurred cash obligations in the amount of $3.0 million payable over the next 12 months related to our discontinuation of Mariner Networks and the reorganization of our European operations. We plan to sell or refinance our real property or to raise additional capital in the near future, either through bank borrowings, other debt or equity financings, or the divestiture of business units or select assets. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses and cash requirements, raise substantial doubt about our ability to continue as a going concern.

     Our capital requirements will depend on many factors, including:

     . our ability to control costs;

     . our ability to enter into a sale/lease back transaction on acceptable terms with respect to our

       Anaheim property;

     . market acceptance of our products and the overall level of sales of our products;

     . our ability to generate operating income;

     . increased research and development funding, and required investments in our business units;

     . increased sales and marketing expenses;

     . technological advancements and our competitors' response to our products;

     . capital improvements to new and existing facilities;

     . potential acquisitions of businesses and product lines;

     . our relationships with customers and suppliers; and

     . general economic conditions including the effects of the current economic slowdown and international conflicts.

     If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, or at all, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

     The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $1.24 per share and as high as $29.44 per share. If our stock price declines below $1.00 for an extended period of time, our common stock may be delisted from the Nasdaq National Market and there may not be a market for our stock. We may not be able to increase or sustain the current market price of our common stock in the future. At December 31, 2001, our net tangible asset and stockholder's equity were below the levels required by The NASDAQ National Market. Our expectations are that a combination of future operating results and the completion of our planned real estate sales will enable us to meet The NASDAQ requirements in the future. In the meantime, our failure to satisfy minimum listing requirements could jeopardize our continued listing on The NASDAQ National Market. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

     . our ability to raise additional capital or monetize our real property;

     . our significant investment in research and development for our subsidiaries and business units;

     . our ability to control costs;

     . international conflicts and acts of terrorism;

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

     Our Operating Strategy for Developing Companies is Expensive and May Not Be Successful. Our business strategy historically has required us to make significant investments in our business units. We expect to continue to invest in the development of certain of our business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders through an initial public offering, spin-off or sale to a strategic buyer. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to achieve profitability in any business unit, to complete any private or public offerings of securities by any of our business units, and/or to spin-off our interest in the business unit to our stockholders will depend upon many factors, including:

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

     We may not be able to achieve profitability in our business units, to complete a successful private or public offering or to spin-off of any of our business units in the near future, or at all. During fiscal 2001, we attempted to complete the initial public offering of Iteris, but withdrew the offering due to adverse market conditions. Even if we are able to achieve profitability and the market is receptive to public offerings, we may decide not to complete any further offerings, spin-off a particular business unit, or delay the spin-off until a later date.

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

     Our future success will also depend in part on the success of several recently introduced products including CommSync II, a Zyfer solution for secure, high speed, point-to-point communications; AutoVue, our lane departure warning system; and Airo 9.0, our broadcast automation solution. Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost- effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

     We currently outsource the manufacture of our AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

     We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International sales represented 10% of our net sales and contract revenues for the nine months ended December 31, 2001, 20% for the fiscal year ended March 31, 2001, and 19% for the fiscal year ended March 31, 2000. During the three months ended December 31, 2001, we reorganized our European operations, which included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. This reorganization may result in significantly lower international sales in future periods, unanticipated liabilities related to the closures, and may not achieve the anticipated cost savings. We may also face challenges in managing and transitioning our international operations as we have not traditionally operated through branch offices. In addition, the recent terrorist attacks in the United States and heightened security may adversely impact our international sales and could make our international operations more expensive.

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

     We Need to Manage Operations and the Integration of Our Acquisitions. Over the past few years, we have expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation, and certain assets of the Transportation Systems business of Rockwell International. We may engage in former acquisitions of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

     To the extent we complete any additional acquisitions, such acquisitions are expected to place a significant strain on our resources. If we engage in further acquisitions, we may be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these updates will require substantial additional expense as well as management effort. Our failure to manage growth and integrate our acquisitions successfully could adversely affect our business, financial condition and results of operations.

     We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 25% and 26% of our total net sales and contract revenues for the years ended March 31, 2000 and 2001, respectively, and 65% for the three months ended December 31, 2001. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

     . long purchase cycles or approval processes;

     . competitive bidding and qualification requirements;

     . performance bond requirements;

     . Changes in government policies and political agendas;

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

     We Cannot Be Certain of Our Ability to Attract and Retain Key Personnel and We Do Not Have Employment Agreements with Any Key Personnel. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chairman of the Board, who recently retired as our Chief Executive Officer, and Gregory A. Miner, our Chief Executive Officer and Chief Financial Officer. We do not have any employment contracts with any of our four officers or key employees.

     The leadership transition between Mr. Slutzky and Mr. Miner could adversely affect our business. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect upon our business, financial condition and results of operations.

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

     We Are Controlled by Certain of Our Officers and Directors. As of February 8, 2002, our officers and directors beneficially owned approximately 26% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Substantially all of our debt outstanding at December 31, 2001 is fixed rate of interest and, accordingly, we do not have significant exposure to changes in interest rates. In addition, we believe that the carrying value of our debt outstanding approximate fair value.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          Sales of unregistered Securities. During the three months ended
          --------------------------------
          December 30, 2001, Odetics issued an aggregate of 1,107,301 shares of its Class A common stock to the former shareholders of Meyer, Mohaddes Associates, Inc. pursuant to the Amendment to the Agreement and Plan of Reorganization dated October 30, 2001. No underwriters participated in this transaction. This transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            In connection with the sale of substantially all of the assets and certain liabilities of Gyyr's CCTV Product Family to Silent Witness Enterprises Ltd. on September 12, 2001, Odetics filed a Form 8-K on October 8, 2001 to report the transaction. The assets, which include inventories, capital equipment, and intellectual property related principally to its analog and digital storage products business were sold for approximately $8.8 million in cash paid at closing, plus the assumption of approximately $1 million in liabilities.

          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated:  February 14, 2002                 ODETICS, INC.
           -----------------                 (Registrant)



                                             By  /s/ Gregory A. Miner
                                               -------------------------------
                                                 Gregory A. Miner
                                                 Chief Executive Officer and
                                                  Chief Financial Officer

                                             By  /s/ Gary Smith
                                               -------------------------------
                                                 Gary Smith
                                                 Vice President, Controller
                                                (Principal Accounting Officer)