Form 10-K
period 2002-03-31
ODETICS INC
filed 2002-07-02
CIK 350868

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                               __________________

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                        Commission file number 000-10605

                               __________________

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

                               __________________

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A common stock, $.10 par value
                      Class B common stock, $.10 par value
                                (Title of Class)

                               __________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based on the closing sale price on Nasdaq SmallCap Market on June 27, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $20,574,481. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Odetics has two classes of common stock outstanding, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A common stock entitles its holder to one-tenth of one vote per share and each share of Class B common stock entitles its holder to one vote per share. As of June 27, 2002, there were 11,580,914 shares of Class A common stock and 1,035,841 shares of Class B common stock outstanding. Unless otherwise indicated, all references to common stock collectively refer to the Class A common stock and the Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain information from the registrant's proxy statement for the Annual Meeting of Stockholders to be held September 13, 2002.

================================================================================

                                  ODETICS, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                          PART I                                   Page
                                                                                   ----
ITEM 1.    BUSINESS ............................................................      1

ITEM 2.    PROPERTIES ..........................................................     14

ITEM 3.    LEGAL PROCEEDINGS ...................................................     15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................     15

                                          PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS .................................................     16

ITEM 6.    SELECTED FINANCIAL DATA .............................................     17

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS ...............................................     18

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...........     26

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................     26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ............................................     26

                                          PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................     27

ITEM 11.   EXECUTIVE COMPENSATION ..............................................     27

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT ..........................................................     27

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................     27

                                          PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K ............................................................     27

     In this report, "Odetics," the "Company," the "Registrant," "we," "us" and "our" collectively refers to Odetics, Inc. and its wholly-owned subsidiaries.

     Note: This report contains forward-looking statements which are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, capital needs, backlog and manufacturing capabilities and the status of our facilities. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including the risk factors set forth at the end of Part I, Item 1 of this report and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

General

     Odetics, Inc. provides products, systems, and services that control and manage the use of public roadways, secure access to public and private facilities, and secure the delivery of digital communications. Our company was founded in 1969 to supply digital recorders for use in the United States space program. We pioneered new designs and standards for digital magnetic tape recorders offering high reliability and enhanced performance in the adverse environment attendant to space flight. In the 1970s, we broadened our information automation product line to include time-lapse videocassette recorders for commercial security and surveillance applications, and entered the business of manufacturing telecom network synchronization products. Through our Gyyr Incorporated subsidiary, we became a leading supplier of time-lapse videotape cassette recorders, and we pioneered new products incorporating digital video technologies and related CCTV products used in security and surveillance systems. In April 2001, we sold Gyyr's Vortex Dome and Quarterback Controller product lines. Then in September 2001, we sold the assets of our CCTV product line, and changed the name of our Gyyr subsidiary to MAXxess Systems Inc. to continue to pursue the security market with electronic access control products and systems.

     Beginning in the late 1970s, we developed and manufactured telecom synchronization products in our Communications division. We incorporated our Communications division in fiscal 1999 as our wholly-owned subsidiary, Zyfer, Inc., as part of our business expansion to develop products focused on the security aspects of data traffic over ground and satellite links, and network communications.

     Leveraging our expertise in video image processing, we entered into the intelligent transportation system ("ITS") business with the introduction of a video-based vehicle detection system in 1993. In June 1997, we acquired certain assets comprising the Transportation Systems business from Rockwell International, creating our ITS division, which expanded our offerings to include advanced traffic management systems and advanced traveler information systems. We incorporated our ITS division in 1998 as Odetics ITS, Inc. In October 1998, we broadened our systems offerings by acquiring Meyer, Mohaddes Associates, Inc. In January 2000, we reincorporated Odetics ITS in Delaware and changed its name to Iteris, Inc. Odetics currently owns 78.2% of the outstanding common stock of Iteris or 62.7% as calculated for the preferred stock conversion equivalent. Meyer, Mohaddes Associates, Inc. currently operates as a wholly-owned subsidiary of Iteris, Inc.

     In the early 1980s, we developed the technical expertise to apply automation to new commercial applications and established our Odetics Broadcast division. We incorporated our Odetics Broadcast division in 1999 as Broadcast, Inc. Broadcast is a supplier of content management and delivery solutions for the television, cable and satellite industries. The success of our video tape libraries led us to pursue new applications for information automation technologies. In 1991, we introduced an automated tape handling subsystem for integration into tape libraries designed for midrange computers and client/server networks. In January 1993, we formed a separate subsidiary, ATL Products, Inc., to pursue the market for automated tape libraries. In March 1997, ATL completed an initial public offering of 1,650,000 shares of its Class A common stock. We distributed our remaining 82.9% interest in ATL to our stockholders in a tax-free distribution in October 1997.

     Odetics has a unique mix of competencies in outdoor image processing, high-speed security processing, precision timing and synchronization, and data management. We have a unique identity within each of our vertical markets that we address, and our business is organizationally structured so that our management teams and technical competencies are in alignment with each area of market focus. Our business units share a common overhead structure for facilities, human resources, benefits and certain accounting, finance and management services.

     We currently define our business segments as video products, telecom products and ITS. Our video products segment includes our Broadcast subsidiary and our MAXxess subsidiary. Our telecom products segment consists of our Zyfer subsidiary. Our ITS segment consists of our Iteris subsidiary. For more information concerning our business segments, please see Note [14] of Notes to Consolidated Financial Statements.

Video Products

     Broadcast, Inc.

     Broadcast is a supplier of content management and delivery solutions for the television, cable and satellite industries. Broadcast's systems automate the storage and scheduling of commercials, news stories and other television programming recorded on video server storage systems and videotape. We believe that enhanced operational efficiencies are a principal factor underlying the automation of broadcast television stations and satellite uplink operations as the industry transitions to digital television. The Broadcast product offering is based on proprietary software solutions for broadband video content management and delivery to serve broadcast and cable operations. The AIRO(TM) suite of products is Broadcast's content management and delivery solution that is designed to automate the on-air operations of television and cable broadcasters.

     Sales, Marketing and Principal Customers. Broadcast sells directly to broadcast television stations, satellite uplink operations, and other broadcast television and cable television system operators. The sales and marketing management for Broadcast is located at our principal facilities in Anaheim, California. Broadcast maintains a dedicated field sales force of four persons operating in four sales regions in North America, and two sales managers for Latin America and Europe. Broadcast also utilizes additional independent representative organizations to promote its products in various other foreign markets. During the year ended March 31, 2002, Broadcast implemented indirect sales channels consisting of system integrators, value added resellers and system distributors.

     The customers of Broadcast include major television networks such as Fox, Nickelodeon, CNBC, Televisa, Measat Broadcast Network Systems, NBC, the PBS Network, Group W Satellite Communications, Asia Broadcast Centre, Univision and over 250 independent and network-affiliated television stations. Broadcast currently has systems installed in over 40 countries.

     Manufacturing and Materials. Within our Anaheim facilities, Broadcast maintains a dedicated manufacturing operation as well as infrastructure to support production and inventory control, purchasing, quality assurance and manufacturing. Our AIRO products are serviced primarily in a facility located in Austin, Texas.

     Broadcast purchases video servers from Grass Valley Group, Leitch and Pinnacle Systems and purchases video switching, conversion and monitoring equipment from Grass Valley Group and Leitch. Broadcast also purchases cabinets and other fabricated parts and components from other third party suppliers.

     MAXxess Systems Inc.

     MAXxess Systems produces enterprise security management systems and electronic access control systems that meet the facility security needs of institutional, commercial, industrial and retail users. MAXxess sells a full line of electronic access control products consisting of software, hardware and digital video badging technologies. During the year ended March 31, 2002, MAXxess introduced its Environmental Security Systems that integrate its base AXxess 202 system with new detection technologies for toxic chemicals, gases and narcotics, in addition to video-based detection of smoke and unauthorized vehicles. MAXxess believes that its Environmental Security Systems provide enhanced levels of monitoring, control and detection that will be required in public facilities including buildings, airports, ports and for other high value assets.

     Sales, Marketing and Principal Customers. MAXxess markets and sells its products globally through a network of system integrators. In the United States, MAXxess has three regional sales managers who oversee three geographical regions and manage the integrators. MAXxess operates a full service branch office in Windsor U.K. which serves the sales needs of the EMEA region. The Windsor office also provides local product availability and technical support for the region.

     Manufacturing and Materials. MAXxess maintains a dedicated manufacturing area located within our principal facilities in Anaheim, California. MAXxess maintains infrastructure to support production and inventory control, purchasing, quality assurance and manufacturing engineering at our Anaheim facilities.

Telecom Products - Zyfer, Inc.

     Zyfer designs, develops and manufactures precision time and synchronization systems and products for network communications, computer networks and military command and control applications. Zyfer is under subcontract to provide NASA service support for space-borne digital data recorders. The space-borne digital recorders serviced by Zyfer used in on-board recording of flight systems for the U.S. Space Shuttle program.

     Zyfer's synchronization systems are based on GPS and oscillator technologies and are sold for applications in wireless networks and satellite communications for both commercial and government consumers. Significant customers of Zyfer include the U.S. government, government subcontractors and OEM suppliers to wireless carriers.

     Zyfer has developed a Gigabit network security processor called the SKP-100S. This product, anticipated to be the first of a family of products, is built around a proprietary network security processor technology called StealthKey. Typical applications are for network security, specifically storage area networks. Zyfer believes that the StealthKey technology has key performance advantages including automatic and transparent key generation, ease of implementation, and the ability to operate at wire speed.

     Sales, Marketing and Principal Customers. Zyfer conducts its selling and marketing activities directly from our principal facilities in Anaheim, California, and sells its synchronization products primarily through manufacturers' representatives.

     Manufacturing and Materials. Zyfer's manufacturing processes are ISO 9001 certified. Most of its manufacturing processes consist of final assembly and test, which are conducted at our Anaheim, California facilities. Zyfer outsources board assembly and some preliminary fabrication processes.

ITS Products - Iteris, Inc.

     Iteris, Inc. designs, develops, markets and implements sensors and systems for surface transportation. Using its proprietary software and ITS industry expertise, Iteris provides video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. Iteris uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Our knowledge of the ITS industry enables Iteris to design and implement transportation solutions that help public agencies reduce traffic congestion and provide greater access to traveler information.

     Iteris' proprietary image recognition systems include AutoVue and Vantage. AutoVue is a small windshield mounted sensor that utilizes proprietary software to detect and warn drivers of unintended lane departures. Iteris believes that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

     Iteris' transportation management systems services business designs, develops and implements software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment enabling public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions.

     Sales, Marketing and Principal Customers. Iteris markets and sells its transportation management systems and services directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Sales of Iteris' systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

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

     The marketing strategy for AutoVue is to establish it as the leading platform for in vehicle video sensing for trucks and passenger cars. AutoVue is sold directly by Iteris to vehicle manufacturers and major automotive suppliers. Iteris currently has a direct sales force for AutoVue consisting of two product managers. Product managers are supported by project and applications engineers who are responsible for applications and customer support.

     Manufacturing and Materials. Iteris designs, assembles and tests the components of its Vantage systems in approximately 6,000 square feet of space at our Anaheim facility. Production equipment consists of assembly lines and test apparatus for final assembly and testing of the manufactured product. Production volume is based upon quarterly forecasts that Iteris readjusts on a monthly basis to control inventory. Iteris subcontracts the manufacture of its AutoVue systems to one manufacturer. Iteris intends to engage additional manufacturers with expertise in high volume production to produce higher volumes for light and medium trucks and passenger cars. Iteris does not manufacture any of the hardware used in the transportation management and traveler information systems that it designs and implements. The production facility for Iteris is ISO 9001 certified.

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

Backlog

     Our backlog of unfulfilled firm orders was approximately $42.7 million as of March 31, 2002 and was approximately $31.0 million as of March 31, 2001. Approximately 68% of our backlog at March 31, 2001 was recognized as revenues in the fiscal year ended March 31, 2002, and approximately 67% of our backlog at March 31, 2002 is expected to be recognized as revenues in the fiscal year ended March 31, 2003. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

     Each of our business units directs and staffs its own product development activities. Most of our development activities are conducted at our principal facilities in Anaheim, California. Our business units have historically required substantial ongoing research and development expenditures and other product development activities. Our company-sponsored research and development costs and expenses were approximately $13.0 million in fiscal 2000, $13.8 million in fiscal 2001 and $8.1 million in fiscal 2002. We expect to continue to pursue significant product development programs and incur significant research and development expenditures in each of our business units.

Competition

     Our business units generally face significant competition in each of their respective markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

     Broadcast's primary competitors include Sony, Harris, Encoda and Probel. Sony is a large, international supplier of extensive professional quality products. Harris and Probel principally provide automation control for video libraries and disk recorders. Broadcast's systems compete primarily in the arena of facility management and enterprise wide automation. We believe that the capability of our systems to integrate the broadcast station business systems acquisition processes, storage devices and presentation devices under a relational database management system represents a unique and differentiable capability.

     MAXxess principally competes with Casi-Rusco, Checkpoint, Cardkey, Lenel and Northern Computers in the sale of access control systems. MAXxess generally competes on the basis of its distributed processing system architecture, an open system that readily integrates other security subsystems and new detection capabilities, and a superior operator interface.

     Zyfer's primary competition for network synchronization products is Datum, Inc. and TrueTime Inc.

     While we believe that AutoVue is the only commercially-available lane departure warning system, potential competitors of Iteris include Delphi Automotive Systems Corporation domestically, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch Gmbh in Europe, which are currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, Iteris competes with manufacturers of both "above ground" video camera detection systems, such as Econolite Control Products, Inc., Trafficon, N.V. and the Peek Traffic Systems, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

     The transportation management and traveler information systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Iteris' competitors vary in number, scope and breadth of the products and services they offer. Iteris' competitors in advanced transportation management and traveler information systems include corporations such as Transcore, Lockheed Martin Corporation, PB Farradyne Inc., Kimley-Horn and Associates, Inc. and National Engineering Technology, Inc. Iteris' competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc. and Parsons Transportation Group Inc., as well as many regional engineering firms.

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

Employees

     We refer to our employees as associates. As of June 17, 2002, Odetics and its subsidiaries employed an aggregate of 315 associates, including 77 associates in general management, administration and finance; 36 associates in sales and marketing; 132 associates in product development; 58 associates in operations, manufacturing and quality; and 12 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

                                  RISK FACTORS

     Before deciding to invest in Odetics or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

     We Have Experienced Substantial Losses and Expect Future Losses. We experienced operating losses of $10.8 million the year ended March 31, 2002, $37.9 million for the year ended March 31, 2001 and $32.9 million for the year ended March 31, 2000. In the quarter ended September 30, 2001, we downsized our business in connection with our sale of the Gyyr CCTV Products division and the discontinuation of the business of our Mariner Networks subsidiary and the reorganization of our European operations. We cannot assure you that our efforts to downsize our operations will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

     We Will Need to Raise Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All. We have generated significant net losses in recent periods, and have experienced negative cash flows from operations in the amount of $18.2 million for the year ended March 31, 2002 and $20.1 million for the year ended March 31, 2001. Although we completed the sale of our Anaheim, California property in May 2002, the majority of the proceeds of such sale were used to repay outstanding short-term indebtedness. We anticipate that we will need to raise additional capital in the future. Our Iteris subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004. Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility (although there were no amounts outstanding under the line of credit at June 21, 2002). Even though we retired the Odetics line of credit in the quarter ended December 31, 2001, we also incurred cash obligations in the amount of $3.0 million payable over the next seven months related to the discontinuation of Mariner Networks and the reorganization of our European operations. We plan to raise additional capital in the near future, either through bank borrowings, other debt or equity financings, or the divestiture of business units or select assets. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses and cash requirements, raise substantial doubt about our ability to continue as a going concern.

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

     If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

     The Trading Price of Our Common Stock Is Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $1.27 per share and as high as $29.44 per share. In April 2002, because we failed to meet the minimum stockholder's equity requirement for continued listing on the Nasdaq National Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq National Market and subsequently approved for listing on the Nasdaq SmallCap Market. If our stock price continues to decline or declines below $1.00 per share for a period of time, our common stock could be subject to delisting from the Nasdaq SmallCap Market and there may not be a market for our stock. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

     We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts. A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 24%, 26% and 38% of our total net sales and contract revenues for the years ended March 31, 2000, 2001 and 2002, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

     .   our ability to raise additional capital;

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

     In addition, our sales in any quarter may consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders may impact our quarter-to-quarter results. The loss of or a substantial reduction in orders from any significant customer could seriously harm our business, financial condition and results of operations.

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

     Our Operating Strategy for Developing Companies is Expensive and May Not Be Successful. Our business strategy historically has required us to make significant investments in our business units. These investments are expensive and require the commitment of significant time and resources. We expect to continue to invest in the development of certain of our business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders through an initial public offering, spin-off or sale to a strategic buyer. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to achieve profitability in any business unit, to complete any private or public offerings of securities by any of our business units, and/or to spin-off our interest in the business unit to our stockholders will depend upon many factors, including:

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

     Iteris currently outsources the manufacture of its AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

     We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets. International sales represented 10% of our net sales and contract revenues for the fiscal year ended March 31, 2002, 20% for the fiscal year ended March 31, 2001, and 20% for the fiscal year ended March 31, 2000. During the fiscal year ended March 31, 2002, we reorganized our European operations, which included the discontinuation of our Odetics Europe Ltd., MAXxess Europe Ltd., Mariner France and Mariner Europe Ltd.

operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. This reorganization may result in significantly lower international sales in future periods and unanticipated liabilities related to the closures and we may not achieve the anticipated cost savings. We may also face challenges in managing and transitioning our international operations due to our limited experience operating through branch offices. In addition, the recent terrorist attacks in the United States and heightened security may adversely impact our international sales and could make our international operations more expensive.

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

     Any of the factors mentioned above may adversely effect our future international sales and, consequently, effect our business, financial condition and operating results. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

     We Need to Manage Operations and the Integration of Our Acquisitions. Over the past few years, we have expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation, and certain assets of the Transportation Systems business of Rockwell International. We may engage in acquisitions of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

     We Cannot Be Certain of Our Ability to Attract and Retain Key Personnel and We Do Not Have Employment Agreements with Any Key Personnel. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chairman of the Board, who recently retired as our Chief Executive Officer, and Gregory A. Miner, our Chief Executive Officer and Chief Financial Officer. The leadership transition between Mr. Slutzky and Mr. Miner could adversely affect our business. We do not have any employment contracts with any of our officers or key employees. The loss of any of these individuals could adversely affect our business, financial condition or results of operations.

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

     We Are Controlled by Certain of Our Officers and Directors. As of June 21, 2002, our officers and directors beneficially owned approximately 24% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 2. PROPERTIES.

     Our headquarters and principal operations are located in Southern California. In 1984, we purchased and renovated a two building complex containing approximately 257,900 square feet situated on approximately 14 acres located at 1515 and 1585 South Manchester Boulevard in Anaheim, California. Our facilities house our corporate and administrative offices (approximately 43,600 dedicated square feet), as well as the operations of MAXxess and Broadcast, (approximately 35,000 dedicated square feet), Zyfer (approximately 56,300 dedicated square feet), and Iteris (approximately 30,000 dedicated square feet).

     In May 2002, we completed the sale and leaseback of our Anaheim Facilities for an aggregate sales price of $22.6 million. We entered into a 30-month lease for 1585 South Manchester for a monthly rental payment of $57,553, and a ten year lease for 1515 South Manchester for a monthly rental payment of $152,150. We intend to consolidate our operations to within approximately 140,000 square feet and sublease the remaining space in Anaheim to other tenants.

     Broadcast leases approximately 7,400 square feet in Austin, Texas primarily for service, sales support, and engineering. Iteris leases 8 office suites representing an aggregate of approximately 20,000 square feet within the United States for its support staff and development teams.

     We currently operate a single shift in each of our manufacturing and assembly facilities, and we believe that our facilities are adequate for our needs for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three months ended March 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since April 22, 2002, our Class A common stock and Class B common stock has been listed on the Nasdaq SmallCap Market under the symbols "ODETA" and "ODETB," respectively. Prior to that, our Class A common stock and Class B common stock were listed on the Nasdaq National Market. The following table sets forth for the fiscal periods indicated the high and low sales prices for the Class A common stock and Class B common stock as reported by the Nasdaq SmallCap Market:

                                                                    Class A           Class B
                                                                 Common Stock      Common Stock
                                                                 ------------      ------------
                                                                 High     Low      High     Low
                                                                 ----     ---      ----     ---
Fiscal Year Ended March 31, 2001
     First Quarter .........................................     $15.25   $ 7.88   $15.00  $10.00
     Second Quarter ........................................      17.94    13.00    17.63   13.50
     Third Quarter .........................................      17.00     5.53    17.00    5.63
     Fourth Quarter ........................................       8.00     2.94     8.25    3.00

Fiscal Year Ended March 31, 2002
     First Quarter .........................................       4.50     2.19     4.59    3.13
     Second Quarter ........................................       2.49     1.38     3.80    1.76
     Third Quarter .........................................       1.97     1.13     2.59    1.41
     Fourth Quarter ........................................       1.92     1.44     3.29    1.82

Fiscal Year Ending March 31, 2002
     First Quarter (through June 27, 2002) .................       1.67     1.32     2.30    1.85

     As of June 27, 2002, we had 508 holders of record of Class A common stock and 113 holders of record of Class B common stock according to information furnished by our transfer agent.

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

Recent Sales of Unregistered Securities

     During the quarter ended March 31, 2002, we did not sell or issue any unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected consolidated financial data with respect to our consolidated statement of operations for each of the five fiscal years in the period ended March 31, 2002 and the consolidated balance sheet data at March 31, 1998, 1999, 2000, 2001 and 2002 are derived from our audited consolidated financial statements. The consolidated statements of operation data for the fiscal years ended March 31, 1998 and 1999 and the consolidated balance sheet data at March 31, 1998, 1999 and 2000 are not included in the consolidated financial statements included elsewhere in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

                                                                             Fiscal Year Ended March 31,
                                                                --------------------------------------------------------
                                                                  1998        1999        2000        2001        2002
                                                                --------    --------    --------    --------    --------
                                                                         (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales ....................................................  $ 77,373    $ 64,805    $ 59,949    $ 56,119    $ 36,642
Contract revenues ............................................    10,284      13,331      18,666      20,039      22,846
                                                                --------    --------    --------    --------    --------
Total net sales and contract revenues ........................    87,657      78,136      78,615      76,158      59,488
Cost of sales ................................................    53,663      46,939      49,147      44,869      22,245
Cost of contract revenues ....................................     6,430       9,007      13,431      13,781      13,132
Gross profit--net sales ......................................    23,710      17,866      10,802      11,250      14,397
Gross profit--contract revenues ..............................     3,854       4,324       5,235       6,258       9,714
Total gross profit ...........................................    27,564      22,190      16,037      17,508      24,111
Selling, general and administrative expenses .................    25,052      29,872      35,938      35,398      24,570
Research and development expenses ............................     8,631       9,980      12,978      13,753       8,115
In process research and development ..........................     2,106          --          --          --          --
Special charge ...............................................     1,716          --          --       6,285       2,189
                                                                --------    --------    --------    --------    --------
Loss from operations .........................................    (9,941)    (17,662)    (32,879)    (37,928)    (10,763)
Non-operating income (expense):
   Royalty/other  income .....................................        --          --      38,437      19,055       2,864
   Interest expense, net .....................................      (617)     (1,807)     (2,048)     (1,762)     (4,190)
                                                                --------    --------    --------    --------    --------
Income (loss) before taxes ...................................  (10,558)    (19,469)      3,510     (20,635)    (12,089)
Income taxes (benefit) .......................................    (2,858)         --          --          --        (785)
Minority interest in earnings of subsidiary ..................        --          --          --          --       1,910
                                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations .....................    (7,700)    (19,469)      3,510     (20,635)    (13,214)
Income (loss) from discontinued operations, net of
   income tax ................................................     1,106        (649)     (5,789)    (11,905)    (12,924)
Extraordinary loss from early extinguishment
   of debt, net ..............................................        --          --          --          --        (450)
                                                                --------    --------    --------    --------    --------
Net loss .................................................... . $ (6,594)   $(20,118)   $ (2,279)   $(32,540)   $(26,588)
                                                                ========    ========    ========    ========    ========
Diluted earnings (loss) per share:
   Continuing operations .....................................  $  (1.11)   $  (2.49)   $   0.37    $  (2.07)   $  (1.17)
   Discontinued operations ...................................      0.16       (0.08)      (0.61)      (1.19)      (1.15)
   Extraordinary loss from the extinguishment of debt ........        --          --          --          --       (0.04)
                                                                --------    --------    --------    --------    --------
   Loss per share ............................................  $  (0.95)   $  (2.57)   $  (0.24)   $  (3.26)   $  (2.36)
                                                                ========    ========    ========    ========    ========
Shares used in calculating diluted earnings (loss) per share .     6,912       7,820       9,444       9,977      11,267
                                                                ========    ========    ========    ========    ========

                                                                                     At March 31,
                                                                --------------------------------------------------------
                                                                  1998        1999        2000        2001        2002
                                                                  ----        ----        ----        ----        ----
Consolidated Balance Sheet Data:
Working capital (deficit) ...................................   $ 22,076    $ 18,045    $ 15,763    $ (5,785)   $ (9,327)
Total assets ................................................     88,760      81,355      81,850      68,061      52,238
Long-term debt (less current portion) .......................     21,000      19,962      11,666       4,800       2,042
Accumulated deficit .........................................     (3,795)    (23,913)    (26,192)    (58,732)    (85,320)
Total stockholders' equity ..................................     38,580      36,323      36,110      20,378       5,255

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

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

     During the quarter ended December 31, 2000, we began a restructuring to reduce our overall expenses and to focus our business on those areas that we believe would provide the highest return for stockholder capital. This restructuring resulted in a 25% reduction in our workforce in the fiscal year ended March 31, 2001 and the discontinuation of certain product lines. The restructuring efforts in fiscal 2001 also resulted in restructuring charges of approximately $6.3 million for severance costs and the write down of certain assets. In September 2001, in connection with continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved the immediate discontinuation of Mariner Networks, Inc., our wholly owned subsidiary. Mariner had previously been included within our telecom products segment. The aggregate losses recognized to exit the Mariner operations were approximately $8.4 million and are included in the loss from discontinued operations in the consolidated statements of operations in the fiscal year ended March 31, 2002.

     As a result of the sale of the Gyyr CCTV Products division and the discontinuation of Mariner Networks, we reorganized our European operations and reduced our corporate staff. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. Related to the actions in Europe, we incurred severance and other costs totaling $1.4 million in the fiscal year ended March 31, 2002.

Critical Accounting Policies And Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivables, the valuation of inventories, the recoverability of long-lived assets, including goodwill, and reserves for restructuring and related activities. We base these estimates on historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. We record product revenues and related cost of sales on the date of shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved. Unless otherwise stated in our product literature, we provide a one to two year warranty on all product material and workmanship, and establish reserves for potential warranty returns as products are shipped. Defective products will be either repaired or replaced, at our option, upon meeting certain criteria.

     Contract revenue is derived primarily from long-term contracts with governmental agencies. Contract revenue includes costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. We record a charge to earnings for any anticipated losses on contracts in the period in which such losses are identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to cost and revenue and are recognized in the period in which the revisions are determined. We include in revenue profit incentives in the period in which their realization is reasonably assured.

     We sell certain products that include software which is integral to the functionality of the product. When such products do not require significant production, modification or customization of the software, we recognize revenue is upon delivery, assuming the fee is fixed and collectibility is probable. If an arrangement requires significant production, modification or customization of the software, we account for the arrangement on the percentage of completion method of accounting as costs are incurred.

     We record revenues from follow-on service and support, for which we charge separately, in the period in which such services are performed. We record revenues from computer software maintenance agreements ratably over the term of the agreements. When computer software maintenance is included in a software license agreement, we defer an appropriate portion of the license fee and recognize it over the maintenance period.

     Accounts Receivable. We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing balances outstanding over a certain period of time. We have recorded reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

     Inventory. We state our inventories at the lower of cost or market and provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that reserves over and above those already established may be required in the future if market conditions for our products should deteriorate.

     Impairment of Assets and Restructuring. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     In 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which we adopted on April 1, 2002. Under Statement 142, goodwill will be subject to annual impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units' net assets, including goodwill. Pursuant to Statement 142, we are currently testing our goodwill for impairment, and are unable at this time to estimate the amount of the impairment charge, if any, that may be required.

     During fiscal 2002, we recorded reserves in connection with the discontinuance of out Mariner Networks subsidiary, the sale of the assets of our Gyyr CCTV Products division and the restructuring of our European operations. These reserves include estimates pertaining to employee separation costs and facility closure costs. Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated.

Results of Operations

     The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                    As of March 31,
                                                                                    ---------------
                                                                               2000      2001       2002
                                                                               ----      ----       ----
Net sales ...............................................................      76.3%     73.7%      61.6%
Contract revenues .......................................................      23.7      26.3       38.4
                                                                             ------    ------    -------
Total net sales and contract revenues ...................................     100.0%    100.0%     100.0%
Gross profit--net sales .................................................      18.0      20.0       39.3
Gross profit--contract revenues .........................................      28.0      31.2       42.5
Selling, general and administrative expense .............................      45.7      46.5       41.3
Research and development expense ........................................      16.5      18.1       13.6
Special charge ..........................................................        --       8.3        3.7
                                                                             ------    ------    -------
Loss from operations ....................................................     (41.8)    (49.8)     (18.1)
Non-operating income (expense):
     Royalty/other income ...............................................      48.9      25.0        4.8
     Interest expense, net ..............................................      (2.6)     (2.3)      (7.0)
Income taxes (benefit) ..................................................        --        --       (1.3)
Minority interest in earnings of subsidiary .............................        --        --        3.2
Income and (loss) from discontinued operations, net of income taxes .....      (7.4)    (15.6)     (21.7)
Extraordinary loss from early extinguishment of debt ....................        --        --       (0.8)
                                                                             ------    ------    -------
Net loss ................................................................      (2.9)%   (42.7)%    (44.7)%
                                                                             ======    ======    =======

     Net Sales and Contract Revenues. Net sales and contract revenues consist of
(i) sales of products and services to commercial and municipal agencies ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States government and foreign entities for space-borne recorders. Total net sales and contract revenues decreased 21.9% to $59.5 million for the fiscal year ended March 31, 2002 ("fiscal 2002") compared to $76.2 million for the fiscal year ended March 31, 2001 ("fiscal 2001"), and decreased 3.1% for the fiscal year ended March 31, 2001 compared to $78.6 million for the fiscal year ended March 31, 2000 ("fiscal 2000").

     Net Sales. Net sales decreased 34.7% to $36.6 million in fiscal 2002 compared to $56.1 million in fiscal 2001. The majority of the decrease in net sales in fiscal 2002 compared to fiscal 2001 was attributable to our sale of the Gyyr CCTV Products division ("CCTV") late in the second quarter of fiscal 2002. CCTV product sales in fiscal 2002 include sales only through the date of the divestiture. CCTV product sales comprised $26.4 million and $8.3 million of net sales in fiscal 2001 and fiscal 2002, respectively. The Company also experienced decreased sales in Broadcast, Zyfer and MAXxess, which were offset by increased sales of Iteris products in fiscal 2002 compared to fiscal 2001. Iteris sales growth reflects increased unit sales of Vantage video detection systems and AutoVue lane departure warning systems. In the third quarter of fiscal 2001, Broadcast determined it would not pursue continued sales opportunities for its Roswell facility management system and shifted the focus of its business to sales of its AIRO Automation systems. The average selling price of an AIRO system is lower than that of Broadcast's tape library products that comprised a significant portion of its net sales in the prior fiscal year. The decrease in Broadcast net sales largely reflects sales of a more focused, software centric product line in fiscal 2002 compared to fiscal 2001. The decrease in Zyfer sales in fiscal 2002 primarily reflects its transition to selling its new line of CommSynch II products that address specialized communications applications, and the decline in revenue derived from LGIC, a significant Korean-based customer. The decrease in MAXxess net sales primarily reflects the decrease in sales to a major telecommunications customer in fiscal 2002 compared to fiscal 2001.

     Net sales decreased 6.4% to $56.1 million in fiscal 2001 compared to $59.9 million in fiscal 2000 as a result of declining sales in Broadcast and MAXxess, offset in part by increased sales in Iteris and Zyfer. Broadcast sales decreased 20.1% in fiscal 2001 compared to fiscal 2000 as a result of declining unit sales of its automated tape libraries. In the third quarter of fiscal 2001, Broadcast determined it would not pursue continued sales opportunities for its Roswell facility management system and shifted the focus of its business on sales of its AIRO Automation Systems. MAXxess' sales decreased 10.8% in fiscal 2001 compared to fiscal 2000 due principally to the decline in sales of analog based time-lapse recorder product families. During the first quarter of fiscal 2001, MAXxess' divested its Vortex Dome and Quarterback Controller product lines as part of a broader strategy to narrow its product offering to digital and analog recording and access control systems. Iteris' product sales increased 37% in fiscal 2001, primarily due to increased unit sales of its Vantage video detection products.

     Contract Revenues. Contract revenues increased 14.0% to $22.8 million in fiscal 2002 compared to $20.0 million in fiscal 2001, and increased 7.4% compared to $18.7 million in fiscal 2000. The increase in contract revenues in both fiscal 2002 and fiscal 2001 reflects an increase in Iteris' contract revenues for ITS projects.

     Contract revenues derived from Iteris represented 88.4% of total contract revenues in fiscal 2002 compared to 87.0% of total contract revenues in fiscal 2001, and 83.5% of total contract revenues in fiscal 2000. The increase in Iteris' contract revenues in both fiscal 2002 and fiscal 2001 was offset in part by continued declines in contract revenues derived from the sale of space-borne recorders and related service and equipment to agencies of the United States Government.

     Gross Profit. Total gross profit increased 37.7% to $24.1 million in fiscal 2002 compared to $17.5 million in fiscal 2001, and increased 9.2% in fiscal 2001 compared to $16.0 million in fiscal 2000. Total gross profit as a percent of net sales and contract revenues increased to 40.1% in fiscal 2002 compared to 23.0% in fiscal 2001 and 20.4% in fiscal 2000. Gross profit as a percentage of net sales increased to 39.3% in fiscal 2002 compared to 20.0% in fiscal 2001 and 18.0% in fiscal 2000. Gross profit in fiscal 2001 was net of charges of $3.1 million for the write-off of inventories associated with discontinued product lines. Before the effect of these write-offs, gross profit as percent net sales in fiscal 2001 was 25.6%.

     The increase in gross profit in fiscal 2002 compared to fiscal 2001 primarily reflects increased gross margin on net sales in Iteris and Broadcast. Broadcast experienced an improved gross margin as a result of its focus on the sale of higher margin AIRO Automation Systems, and fewer sales of automated tape libraries, which historically had low gross profits relative to sales. Iteris' gross profits improved in fiscal 2002 primarily as a result of a 53.5% increase in Vantage sales and related improved manufacturing efficiencies. The increase in gross profit in fiscal 2002 also reflects the benefit of the divestiture of the Gyyr CCTV Product line, which had historically low gross margins relative to net sales in fiscal 2001.

     The increase in gross profit as a percent of net sales in fiscal 2001 reflects increased gross profit on sales of Iteris Vantage products, which comprised 17.5% of net sales in fiscal 2001 compared to 11.7% of net sales in fiscal 2000. The improvement in Vantage gross profits was offset in part by pricing concessions given to certain customers in our Broadcast business, which negatively impacted the gross profit performance in fiscal 2000. During fiscal 2000, gross profit on net sales was also impaired due to our adjustments to inventory reserves and capitalized software related to certain discontinued products and product options in Broadcast and MAXxess.

     Gross profit as a percent of contract revenues increased to 57.5% in fiscal 2002 compared to 31.2% in fiscal 2001, and compared to 28.0% in fiscal 2000. The increase in gross profit on contract revenues in fiscal 2002 principally reflects adjustments to loss reserves on certain long term contracts in Iteris resulting from changes in the scope of work defined by a major customer. The increase in gross profit on contract revenues in fiscal 2001 primarily reflects improved gross profit performance in both Iteris and Zyfer. We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity primarily affects the related gross profit recognized in any given year.

     Selling, General and Administrative Expense. Selling, general and administrative expense decreased 30.6% to $24.6 million (or 41.3% of total net sales and contract revenues) in fiscal 2002 compared to $35.4 million (or 46.5% of total net sales and contract revenues) in fiscal 2001, and decreased 1.5% in fiscal 2001 compared to $35.9 million (or 45.7% of total net sales and contract revenues) in fiscal 2000. The restructuring activities, which commenced during the third quarter of fiscal 2001, resulted in substantial decreases in selling, general and administrative expense in Broadcast, MAXxess and Iteris in fiscal 2002. The expense reductions in the current fiscal year that are associated with the restructuring were augmented by further cost reductions associated with the divestiture of the Gyyr CCTV Product line in September 2001.

     The decrease in selling, general and administrative expenses in fiscal 2001 reflects increased expenses in Iteris, offset by decreased expenses in MAXxess and Broadcast. During fiscal 2001, Iteris experienced increased general and administrative expense related to the build-up of its administrative infrastructure to support its planned initial public offering and spin-off from Odetics, originally planned for the first quarter of fiscal 2001. As a result of the aborted public offering and spin-off, general and administrative expense in fiscal 2001 included a charge of approximately $360,000 related to the write-off of deferred public offering costs. The increase in Iteris was offset by decreased expenditures in MAXxess and Broadcast, realized as part of cost reductions included in our restructuring activities.

     Research and Development Expense. Research and development expense decreased 41.0% to $8.1 million (or 13.6% of total net sales and contract revenues) in fiscal 2002 compared $13.8 million (or 18.1% of total net sales and contract revenues) in fiscal 2001, and increased 6.0% in fiscal 2001 compared to $13.0 million (or 16.5% of total net sales and contract revenues) in fiscal 2000. For competitive reasons, we closely guard the confidentiality of specific development projects. The decrease in research and development expense in fiscal 2002 reflects the full fiscal year cost benefit of the restructuring, which was begun in the fourth quarter of fiscal 2001. The restructuring resulted in substantial decreases in research and development expenditures, primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. Reductions in research and development expenses in fiscal 2002 were also associated with the divestiture of the Gyyr CCTV Product line at the end of the second quarter of fiscal 2002.

     The increase in research and development expense in fiscal 2001 reflects increased spending primarily by Iteris, partially offset by reductions in spending by Gyyr and Broadcast. The increase in Iteris research and development expense largely represents expenditures to support its development initiatives for its Personalized Traveler Information Systems and, to a lesser extent, continued development of its AutoVue product offering. As part of cost reduction initiatives completed in the third quarter of fiscal 2001, Iteris substantially reduced spending to support development of its Personalized Traveler Information Systems. The reductions in research and development expense in MAXxess and Broadcast reflect the result of our overall expense reduction efforts.

     Special Charge. The special charge of $2.2 million in fiscal 2002 reflects approximately $700,000 in severance charges incurred upon the retirement of the former Chief Executive Officer of Odetics, and charges of $1.5 million related to the reorganization of our European operations. The reorganization of European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs.

     In fiscal 2001, we incurred restructuring charges of $6.3 million. Approximately $1.3 million of the charges related to severance payments for staffing reductions, and the remainder represents non-cash charges for asset write-downs and reserves established in connection with the discontinuation of certain product lines.

     Royalty Income. During fiscal 2000 and 2001, in connection with the settlement of patent litigation filed that Odetics filed against StorageTek, we received proceeds, net of expenses and fees, of approximately $38.4 million and $17.8 million respectively in full settlement of the amounts due us.

     Interest Expense, Net. Interest expense, net reflects the net of interest expense and interest income as follows:

                                                Year Ended March 31,
                                         -----------------------------------
                                            2000        2001          2002
                                         ---------   ---------     ---------
     Interest expense .................   $2,313      $2,012        $4,190
     Interest income ..................      265         250            --
                                          ------      ------        ------
     Interest expense, net ............   $2,048      $1,762        $4,190

     Interest expense increased 108.3% in fiscal 2002 compared to fiscal 2001 and decreased 13.0% in fiscal 2001 compared to fiscal 2000. The increase in interest expense in fiscal 2002 reflects an increase in our average outstanding borrowings, an increase in our cost of borrowing and $1.2 million of amortization of debt discount associated with a warrant issued in connection with certain of our financing transactions. Interest income in fiscal 2000 and fiscal 2001 and the decline in interest expense from 2000 to fiscal 2001 is primarily related to interest earned on invested cash received from our settlement with StorageTek.

     Extraordinary Item. The extraordinary loss incurred in fiscal 2002 relates to a prepayment penalty on the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

     Income Taxes. During fiscal 2002, we recognized an income tax benefit of $785,000 for the recovery of net operating loss carrybacks made available under the Job Creation and Workers Association Act of 2002. We have not provided income tax benefit for the losses incurred in fiscal 2000 and fiscal 2001 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

     As of March 31, 2002, we had cash and cash equivalents of $408,000. During fiscal 2002, we used $18.2 million of cash to fund our operations, which reflects our net loss of $26.6 million reduced by non-cash charges of $8.4 million related to asset impairment write-downs and reserves for costs to exit Mariner Networks, $3.8 million for depreciation and amortization, and $1.6 million of losses incurred from the sale of common stock of our majority owned subsidiary, Iteris, Inc. Significant financing and investing activities during fiscal 2002 are discussed below.

     In April 2001, we concluded the sale of our Vortex Dome and Quarterback Controller product lines for approximately $1.1 million in net cash proceeds resulting in a $0.1 million gain. The proceeds were used to reduce outstanding borrowings due on our bank line of credit.

     In May 2001, we received $16.0 million pursuant to a promissory note secured by a first trust deed on our principal facilities in Anaheim, California which bore interest at 10% per annum. This promissory note was paid in full at its scheduled maturity date on May 29, 2002. In connection with this note, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. In connection with a forbearance agreement negotiated in November 2001, we repriced the exercise price of these warrants to $3.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and will accrete that amount to interest expense over the term of the loan.

     Of the $16.0 million proceeds received from this note, we used approximately $6.0 million to retire the pre-existing first trust deed on our Anaheim real property, which included a prepayment penalty of $450,000. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statement of operations. We also used approximately $5.9 million of the proceeds to repay all outstanding borrowings under our bank line of credit, which was then terminated. We used the balance of the proceeds from this financing, after payment of the related expenses, for general working capital purposes.

     In August 2001, Iteris issued 1,781,268 shares of its Series A preferred stock to one institutional investor for a purchase price of $5.0 million in cash. In addition, Iteris issued 1,343,645 shares of its Series A preferred stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million subordinated convertible promissory note, which Iteris entered into in January 2000, plus related accrued interest of $400,000. In August and December 2001, Odetics sold 1,539,241 shares of Iteris common stock that Odetics owned for proceeds of 3.8 million to a group of investors, which included certain members of management of Odetics and Iteris. As a result of this transaction, we realized a loss of $0.6 million. At December 31, 2001, Odetics owned 78.2% of the outstanding common stock of Iteris or 62.7% as calculated for the preferred stock conversion equivalent.

     In August 2001, Iteris entered into a loan and security agreement which provided for a line of credit with maximum borrowings of $5.0 million. The line of credit bears interest at prime plus 2% (6.75% at March 31, 2002) and matures in August 2004. At March 31, 2002, $0.8 million was outstanding under the line of credit and $3.3 million was available for future borrowing.

     In September 2001, we completed the sale of substantially all of the assets of our Gyyr CCTV Products division for $8.8 million in cash, plus the assumption of $1.0 million in debt. In connection with this transaction, we recorded a non-operating gain of $2.5 million in the three months ended September 30, 2001. We used the proceeds from the transaction to retire the remaining obligations due under our previous bank line of credit, which has now expired, and to fund severance obligations and for other general working capital requirements.

     In September 2001, we discontinued the operations of our wholly-owned subsidiary, Mariner Networks Inc. The aggregate losses recognized to exit the Mariner operations were approximately $8.4 million, and are included in the loss from discontinued operations in our consolidated statements of operations for fiscal 2002.

     In February 2002, we entered into a $1.25 million line of credit with a partnership controlled by the Chairman of our Board of Directors. The line of credit bears interest at prime plus 4% (8.75% at March 31, 2002) and matures in July 2003. At March 31, 2002, $1.25 million was outstanding under this line of credit.

     In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under the 2001 promissory note which was secured by a first deed of trust on our Anaheim facilities. The balance of the proceeds from this sale will be used for general working capital purposes.

     The Company's contractual obligations are as follows at March 31, 2002

                                                        Payments Due by Period (in thousands)
                                          -------------------------------------------------------------------
                                                          1 year                                     After
                                             Total       or less       2-3 years     4-5 years      5 years
                                             -----       -------       ---------     ---------      -------
     Note payable .....................     16,000        16,000            -             -             -
     Lines of credit ..................      2,017             -        2,017             -             -
     Capital lease obligations ........        402           377           25             -             -
     Operating leases..................        545           327          218             -             -
                                            ------        ------        -----         -----          ----
           Total ......................     18,964        16,704        2,260             -             -
                                            ======        ======        =====         =====          ====

     The $16.0 million note payable was paid in full in May 2002, upon the completion of the sale and leaseback of our Anaheim facility. Under the terms of the lease, we committed to lease one of the two buildings on the property for a period of ten years, and to lease the other building for a period of 30 months. Minimum lease payments under the terms of these leases over the next five years, and thereafter are as follows: 2003: $2.1 million; 2004: $2.5 million; 2005:
$2.3 million; 2006: $1.8 million; 2007: $1.8 million; and thereafter: $9.4 million.

     We expect that our operations will continue to use net cash at least through the first half of fiscal 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. However we cannot be certain that we will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable to us, or at all. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

     These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation's--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. Under SFAS

144 a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the on-going operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, we adopted the provisions of SFAS 144 effective April 1, 2001.

     In 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. At March 31, 2002, we had goodwill of approximately $9.8 million. Pursuant to Statement 142, we are currently testing our goodwill for impairment and are unable at this time to estimate the amount of the impairment charge, if any, that may be required.

     On a pro forma basis, application of the non-amortization provision of SFAS 141 would have reduced our net loss in the years ended March 31, 2000, 2001 and 2002 as follows:

                                                   Year ended March 31
(in thousands)                              2000         2001         2002
                                        ---------------------------------------
     Pro forma net loss                     $(592)    $(30,616)     $(25,072)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our exposure to interest rate risk is limited to our lines of credit. Iteris' and Odetics' lines of credit bear interest at the prevailing prime rate, plus 2% and 4%, respectively. Our $16.0 million note payable, prior to its repaymentin May 2002, carried a fixed rate of interest. We estimate that, based on amounts outstanding at March 31, 2002, a 10% increase in the prime rate would result in an increase in interest expense, on an annualized basis, of less than $0.1 million.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     (a) Indemnification of Directors. The information under the caption "Election of Directors" appearing in our proxy statement, is incorporated herein by reference.

     (b) Identification of Executive Officers. The information under the caption "Executive Compensation and Other Information" appearing in our proxy statement, is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Executive Compensation and Other Information" appearing in our proxy statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Information" appearing in our proxy statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 31, 2002, Odetics had only one plan, the 1997 Stock Incentive Plan, pursuant to which equity securities of Odetics are authorized for issuance. The following table sets forth certain information regarding this plan:

                                         (a)                 (b)                       (c)
                                                                               Number of Securities
                                Number of Securities                            Remaining Available
                                    to be Issued        Weighted Average     under Equity Compensation
                                  Upon Exercise of     Exercise Price of       Plans (excluding some
Equity Compensation Plans       Outstanding Options,  Outstanding Options,     securities reflected
Approved by Security Holders    Warrants and Rights   Warrants and Rights         in column (a))
----------------------------    --------------------  --------------------   -------------------------
  1997 Stock Incentive Plan....       328,655                8.37                   1,322,195

Equity Compensation Plans Not
Approved by Security Holders
----------------------------
  None.........................             -                   -                           -

Total..........................


     The information under the caption "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management," appearing in our proxy statement, is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS

     The information under the caption "Certain Transactions," appearing in our proxy statement, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

     1. Financial Statements. The following financial statements of Odetics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                                            Page
                                                                                                            ----
     Report of Independent Auditors .......................................................................  F-2
     Consolidated Balance Sheets as of March 31, 2001 and 2002 ............................................  F-3
     Consolidated Statements of Operations for the years ended March 31, 2000, 2001 and 2002 ..............  F-4
     Consolidated Statements of Stockholders' Equity for the years ended March 31, 2000, 2001 and 2002 ...........................................................................................  F-5
     Consolidated Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002 ..............  F-6
     Notes to Consolidated Financial Statements ...........................................................  F-7

     2.  Financial Statement Schedules.

     Schedule II-- Valuation and Qualifying Accounts ......................................................  S-1

     All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

     3.   (a)  Exhibits.

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

  10.3 Form of Indemnity Agreement entered into by Odetics and certain of its officers and directors (incorporated by reference to Exhibit 19.4 to Odetics' Quarterly Report on Form 10-Q for the quarter ended September 30, 1988).

  10.4 Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust (incorporated by reference to Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Odetics' Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990).

  10.5    1997 Stock Incentive Plan of Odetics (incorporated by reference to
          Exhibit 99.1 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

  10.6    Form of Notice of Grant of Stock Option (incorporated by reference to
          Exhibit 99.2 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000)

  10.7    Form of Stock Option Agreement (incorporated by reference to Exhibit
          99.3 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

  10.8 Form of Addendum to Stock Option Agreement--Involuntary Termination Following Corporate Transaction or Change in Control (incorporated by reference to Exhibit 99.4 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

  10.9 Form of Addendum to Stock Option Agreement--Limited Stock Appreciation Rights (incorporated by reference to Exhibit 99.5 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

  10.10   Form of Stock Issuance Agreement (incorporated by reference to Exhibit
          99.6 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000)

  10.11 Form of Addendum to Stock Issuance Agreement--Involuntary Termination Following Corporate Transaction/Change in Control (incorporated by reference to Exhibit 99.7 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

  10.12 Form of Notice of Grant of Automatic Stock Option--Initial Grant filed as Exhibit 99.8 filed as Exhibit (incorporated by reference to Exhibit
          99.8 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

  10.13 Form of Notice of Grant of Automatic Stock Option--Annual Grant (incorporated by reference to Exhibit 99.9 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

  10.14 Form of Automatic Stock Option Agreement filed as Exhibit 99.10 to the (incorporated by reference to Exhibit 99.10 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000).

  10.15 Rights Agreement dated April 24, 1998 between Odetics and BankBoston, N.A., which includes the form of Certificate of Designation for the junior participating preferred stock as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A preferred shares as Exhibit C (incorporated by reference to Exhibit 4 to Odetics' Current Report on Form 8-K as filed with the SEC on May 1, 1998).

  10.16   1994 Long-Term Equity Plan of Odetics (incorporated by reference to
          Exhibit 4.3 to Odetics' Registration Statement on Form S-8 (File No. 333-05735) as filed with the SEC on June 11, 1996).

  10.17 Subordinated Convertible Note Purchase Agreement dated January 25, 2000 between Iteris, Inc. and DaimlerChrysler GmbH (incorporated by reference to Exhibit 10.31 to Odetics' Annual Report on Form 10-K as filed with the SEC on June 29, 2000).

  10.18 Subordinated Convertible Note dated January 25, 2000 between Iteris, Inc. and DaimlerChrysler GmbH (incorporated by reference to Exhibit
          10.32 to Odetics' Annual Report on Form 10-K as filed with the SEC on June 29, 2000).

  10.19 Amendment to Rights Agreement, dated May 21, 2001, by and between Odetics and Fleet National Bank (a.k.a. Bank Boston, N.A.) (incorporated by reference to Exhibit 99.4 to Odetics' Current Report on Form 8-K as filed with the SEC on June 1, 2001).

  10.20 Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Odetics, Inc. and 1515 South Manchester, LLC (incorporated by reference to Exhibit
          2.1 to Odetics' Current Report on Form 8-K as filed with the SEC on June 12, 2002).

  21      Subsidiaries of Odetics.

  23.1    Consent of Independent Auditors.

     (b)  Reports on Form 8-K

     On June 12, 2002, we filed a Current Report on Form 8-K to announce the sale and lease back of our headquarters and principal operating facilities in Anaheim, California.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on June 28, 2002.

                                          ODETICS, INC.



                                          By:    /s/ GREGORY A. MINER
                                               --------------------------------
                                                Gregory A. Miner,
                                                Chief Executive Officer
                                                and Chief Financial Officer

                                POWER OF ATTORNEY

     We, the undersigned officers and directors of Odetics, Inc., do hereby constitute and appoint Gary Smith and Gregory A. Miner, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                Signature                                Title                        Date
                ---------                                -----                        ----
          /s/ GREGORY A. MINER           Director, Chief Executive Officer       June 28, 2002
          --------------------
             Gregory A. Miner            and Chief Financial Officer
                                         (principal executive officer and
                                         principal financial officer)

            /s/ JOEL SLUTZKY             Chairman of the Board                   June 28, 2002
            -----------------
              Joel Slutzky

           /s/ KEVIN C. DALY             Director                                June 28, 2002
           ------------------
           Kevin C. Daly, Ph.D

         /s/ CRANDALL GUDMUNDSON         Director                                June 28, 2002
         -----------------------
           Crandall Gudmundson

            /s/ JERRY MUENCH             Director                                June 28, 2002
            ----------------
               Jerry Muench

                Signature                        Title                        Date
                ---------                        -----                         ----
          /s/ JOHN SEAZHOLTZ        Director                               June 28, 2002
          -------------------
             John Seazholtz

            /s/ GARY SMITH          Vice President and Controller          June 28, 2002
            ---------------
               Gary Smith           (principal accounting officer)

         /s/ THOMAS L. THOMAS       Director                               June 28, 2002
         --------------------
           Thomas L. Thomas

          /s/ PAUL E. WRIGHT        Director                               June 28, 2002
          -------------------
             Paul E. Wright

                                  Odetics, Inc.

                   Index to Consolidated Financial Statements

                                                                                                      Page
Report of Independent Auditors .....................................................................  F-2

Consolidated Balance Sheets as of March 31, 2001 and 2002 ..........................................  F-3

Consolidated Statements of Operations for the years ended
    March 31, 2000, 2001 and 2002 ..................................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended
    March 31, 2000, 2001 and 2002 ..................................................................  F-6

Consolidated Statements of Cash Flows for the years ended
    March 31, 2000, 2001 and 2002 ..................................................................  F-7

Notes to Consolidated Financial Statements .........................................................  F-8

                         Report of Independent Auditors

Stockholders and Board of Directors
Odetics, Inc.

We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Ernst & Young LLP

Orange County, California
May 22, 2002, except for Note 1,
as to which the date is May 29, 2002

                                  Odetics, Inc.

                           Consolidated Balance Sheets

               (In thousands, except share and per share amounts)

                                                                                       March 31
                                                                                 2001           2002
                                                                              --------------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $     2,218    $       408
   Trade accounts receivable, net of allowance for doubtful accounts of
     $1,644 in 2001 and $381 in 2002                                               14,300         10,301
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                      3,296          3,565
   Inventories:
     Finished goods                                                                 1,611          1,034
     Work in process                                                                   51            103
     Materials and supplies                                                         8,991          7,275
   Prepaid expenses and other                                                         992          1,830
   Assets of discontinued operations                                                5,639            205
                                                                              --------------------------
Total current assets                                                               37,098         24,721





Property, plant and equipment:
   Land                                                                             2,060          2,060
   Buildings and improvements                                                      18,982         19,014
   Equipment                                                                       30,897         26,993
   Furniture and fixtures                                                           2,643         1,094
   Allowances for depreciation                                                    (34,405)       (31,441)
                                                                              --------------------------
                                                                                   20,177         17,720




Goodwill, net of accumulated amortization of $4,217 in 2001 and $4,553 in
   2002                                                                            10,622          9,769

Other assets                                                                          164             28
                                                                              --------------------------
Total assets                                                                  $    68,061    $    52,238
                                                                              ==========================

                                  Odetics, Inc.

               (In thousands, except share and per share amounts)


                                                                                         March 31
                                                                                      2001       2002
                                                                                 ------------------------
Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                                                        $    8,954      $  6,611
   Accrued payroll and related                                                        4,255         5,295
   Accrued expenses                                                                   2,352         1,373
   Contract reserve                                                                   2,290           600
   Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                        2,575         2,236
   Revolving line of credit                                                          13,471             -
   Line of credit with related party                                                      -             -
   Liabilities of discontinued operations                                             1,996         1,800
   Current portion of long-term debt                                                  6,990        16,133
                                                                                 ------------------------
Total current liabilities                                                            42,883        34,048
Revolving line of credit                                                                  -         2,017
Long-term debt, less current portion                                                  4,800            25
Minority interest                                                                         -        10,893
Commitments (Note 13)
Stockholders' equity:
   Preferred stock:
     Authorized shares - 2,000,000
     Issued and outstanding - none                                                        -             -
   Common stock, $.10 par value:
     Authorized shares - 50,000,000 of Class A and 2,600,000 of
      Class B
     Issued and outstanding shares - 9,468,620 of Class A and
      1,035,841 of Class B at March 31, 2001; 11,490,530 of Class
      A and 1,035,841 of Class B at March 31, 2002                                    1,050         1,252
   Paid-in capital                                                                   78,548        89,134
   Treasury stock, 93 and 93 shares in 2001 and 2002, respectively                       (1)           (1)
   Notes receivable from employees                                                      (51)          (51)
   Accumulated other comprehensive income                                              (436)          241
   Accumulated deficit                                                              (58,732)      (85,320)
                                                                                 ------------------------
Total stockholders' equity                                                           20,378         5,255
                                                                                 ------------------------
Total liabilities and stockholders' equity                                       $   68,061      $ 52,238
                                                                                 ========================

See accompanying notes.

                                  Odetics, Inc.

                      Consolidated Statements of Operations

                  (In thousands, except per share information)

                                                                               Year ended March 31
                                                                        2000           2001          2002
                                                                -------------------------------------------
Net sales and contract revenues:
   Net sales                                                    $     59,949      $   56,119     $   36,642
   Contract revenues                                                  18,666          20,039         22,846
                                                                -------------------------------------------
                                                                      78,615          76,158         59,488
Costs and expenses:
   Cost of sales                                                      49,147          44,869         22,245
   Cost of contract revenues                                          13,431          13,781         13,132
   Selling, general and administrative expenses                       35,938          35,398         24,570
   Research and development expenses                                  12,978          13,753          8,115
   Special charge                                                          -           6,285          2,189
                                                                -------------------------------------------
                                                                     114,494         114,086         70,251
                                                                -------------------------------------------
Loss from operations                                                 (32,879)        (37,928)       (10,763)

Non-operating income (expense)
   Royalty income                                                     38,437          17,825              -
   Other income (loss), net                                                -           1,230          2,864
   Interest expense, net                                              (2,048)         (1,762)        (4,190)
                                                                -------------------------------------------
Income (loss) before income tax                                        3,510         (20,635)       (12,089)
Income tax benefit                                                         -               -            785
                                                                -------------------------------------------
Income (loss) from continuing operations before                        3,510         (20,635)       (11,304)
   minority interest
Minority interest in earnings of subsidiary                                -               -         (1,910)
                                                                -------------------------------------------
Income (loss) from continuing operation                                3,510         (20,635)       (13,214)
Loss from discontinued operations, including loss
   on disposal of $8,361 in 2002, net of taxes of $0                  (5,789)        (11,905)       (12,924)
Extraordinary loss from early extinguishment of
   debt, net of tax of $0                                                  -               -           (450)
                                                                -------------------------------------------
Net loss                                                        $     (2,279)     $  (32,540)    $  (26,588)
                                                                ===========================================
Basic earnings (loss) per share
   Continuing operations                                        $       0.39      $    (2.07)    $    (1.17)
   Discontinued operations                                             (0.64)          (1.19)         (1.15)
   Extraordinary items                                                     -               -          (0.04)
                                                                -------------------------------------------
Net loss                                                        $      (0.25)     $    (3.26)    $    (2.36)
                                                                ===========================================
Diluted earnings (loss) per share
   Continuing operations                                        $       0.37      $    (2.07)    $    (1.17)
   Discontinued operations                                             (0.61)          (1.19)         (1.15)
   Extraordinary items                                                     -               -          (0.04)
                                                                -------------------------------------------
Net loss                                                        $      (0.24)     $    (3.26)    $    (2.36)
                                                                ===========================================
Shares used in computing basic earnings
   (loss) per share                                                    9,089           9,977         11,267
                                                                ===========================================
Shares used in computing diluted earnings
   (loss) per share                                                    9,444           9,977         11,267
                                                                ===========================================


See accompanying notes.

                                  Odetics, Inc.

                 Consolidated Statements of Stockholders' Equity

                                 (In thousands)

                                                   Common stock
                                         ---------------------------------
                                          Shares outstanding
                                         ----------------------                                     Notes     Accumulative
                                           Class A  Class B                                       receivable      other
                                           common   common                   Paid-in    Treasury     from     comprehensive
                                            stock   stock       Amount       capital      stock    employees      income
                                         ------------------------------------------------------------------------------------
Balance at March 31, 1999                   7,941      1,060   $    901     $ 59,579    $(240)     $   (96)     $   92
    Issuances of common stock                 234          -         22        1,621      218            -           -
    Conversion of Class B common stock          8         (8)         -            -        -            -           -
    Payments on notes receivable                -          -          -            -        -           35           -
    Foreign currency
       translation adjustments                  -          -          -            -        -            -         170
    Net loss                                    -          -          -            -        -            -           -
                                         ------------------------------------------------------------------------------------
Balance at March 31, 2000                   8,183      1,052        923       61,200      (22)         (61)        262

    Issuances of common stock               1,270          -        127       17,348       21            -           -
    Conversion of Class B common stock         16        (16)         -            -        -            -           -
    Payments on notes receivable                -          -          -            -        -           10           -
    Foreign currency translation
       adjustments                              -          -          -            -        -            -        (698)
    Net loss                                    -          -          -            -        -            -           -
                                         ------------------------------------------------------------------------------------
Balance at March 31, 2001                   9,469      1,036      1,050       78,548       (1)         (51)       (436)

    Issuances of Odetics common stock       2,022          -        202        3,716        -            -           -
    Issuance of Iteris common stock             -          -          -        5,513        -            -           -
    Issuance of warrant                         -          -          -        1,357        -            -           -
    Foreign currency translation
       adjustments                              -          -          -            -        -            -         677
    Net loss                                    -          -          -            -        -            -           -
                                         ------------------------------------------------------------------------------------
Balance at March 31, 2002                  11,491      1,036   $  1,252     $ 89,134    $  (1)     $   (51)     $  241
                                         ====================================================================================

                                          Accumulated            Comprehensive
                                            deficit      Total       income
                                         ---------------------------------------
Balance at March 31, 1999                $  (23,913)   $  36,323
    Issuances of common stock                     -        1,861
    Conversion of Class B common stock            -            -
    Payments on notes receivable                  -           35
    Foreign currency
       translation adjustments                    -          170  $       170
    Net loss                                 (2,279)      (2,279)      (2,279)
                                         ---------------------------------------
Balance at March 31, 2000                   (26,192)      36,110  $    (2,109)
                                                                  ==============
    Issuances of common stock                     -       17,496
    Conversion of Class B common stock            -            -
    Payments on notes receivable                  -           10
    Foreign currency translation
       adjustments                                -         (698) $      (698)
    Net loss                                (32,540)     (32,540)     (32,540)
                                         ---------------------------------------
Balance at March 31, 2001                   (58,732)      20,378  $   (33,238)
                                                                  ==============
    Issuances of Odetics common stock             -        3,918
    Issuance of Iteris common stock               -        5,513
    Issuance of warrant                           -        1,357
    Foreign currency translation
       adjustments                                -          677  $       677
    Net loss                                (26,588)     (26,588)     (26,588)
                                         ---------------------------------------
Balance at March 31, 2002                $  (85,320)  $    5,255  $   (25,911)
                                         =======================================

    See accompanying notes.

                                  Odetics, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                               Year ended March 31
                                                                      2000            2001            2002
                                                                 -------------------------------------------
Operating activities
Net loss                                                         $    (2,279)    $   (32,540)    $   (26,588)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                     7,185           4,967           3,776
     Amortization of warrants                                              -               -           1,230
     Write-off of discontinued subsidiary                                  -               -           8,361
     Minority interest in earnings of subsidiary                           -               -           1,910
     Loss on sale of Iteris common stock                                   -               -           1,597
     Loss on disposal of assets                                            -               -              48
     Write-off of capitalized software                                     -           4,014               -
     Gain on sale of product lines                                         -          (1,230)         (3,385)
     Provision for losses on accounts receivable                         745              78             102
     Changes in operating assets and liabilities (Note 15)             1,179           4,621          (5,284)
                                                                 -------------------------------------------
Net cash provided by (used in) operating activities                    6,830         (20,090)        (18,233)

Investing activities
Purchases of property, plant and equipment, net                       (2,169)         (2,502)           (426)
Repurchase of real estate option                                           -          (5,000)              -
Proceeds from sale of product lines                                        -           1,877           9,884
Proceeds from option to sell real estate                               5,000               -               -
Software development costs                                              (330)              -               -
Purchase of net assets of acquired business                           (1,500)            (42)           (200)
Other                                                                    213            (688)            677
                                                                 -------------------------------------------
Net cash provided by (used in) investing activities                    1,214          (6,355)          9,935

Financing activities
Proceeds from line of credit and long-term borrowings                 23,966          26,644          28,720
Principal payments on line of credit, long-term debt, and
   capital lease obligations                                         (29,528)        (19,857)        (30,929)
Proceeds from sale of Iteris common and preferred stock                    -               -           8,697
Proceeds from issuance of common stock                                 1,611          16,996               -
                                                                 -------------------------------------------
Net cash provided by (used in) financing activities                   (3,951)         23,783           6,488
                                                                 -------------------------------------------
Increase (decrease) in cash                                            4,093          (2,662)         (1,810)
Cash and cash equivalents at beginning of year                           787           4,880           2,218
                                                                 -------------------------------------------
Cash and cash equivalents at end of year                         $     4,880     $     2,218     $       408
                                                                 ===========================================

See accompanying notes.

                          Odetics, Inc. and Subsidiary


                   Notes to Consolidated Financial Statements


                                 March 31,2002


1. Formation and Operations

Odetics, Inc. (the Company) serves as a developer of technology oriented companies, each with its own marketplace, customers and products, including the Company's wholly-owned subsidiaries MAXxess Systems Inc., formerly known as Gyyr Incorporated (MAXxess), Broadcast, Inc. (Broadcast), Mariner Networks, Inc. (Mariner), Zyfer, Inc. (Zyfer), Odetics Europe Limited, Odetics GYYR Limited, Odetics Mariner Limited, Odetics Asia Pacific Pte. Ltd) and its majority-owned subsidiary, Iteris, Inc. (Iteris).

During fiscal 2002 and 2001, the Company experienced operating losses of $10.8 million and $37.9 million, respectively, and at March 31, 2002 has a working capital deficiency of $9.3 million. The Company financed its operations in fiscal 2001 and 2002 largely through cash received from the settlement of certain litigation with StorageTek (Note 16), debt and equity financings and through the sale of assets of certain of its subsidiaries.

On May 28, 2002, the Company completed the sale and leaseback of its Anaheim, California facility for an aggregate sale price of $22.6 million. Under the terms of the sale and leaseback agreement, the Company will continue to lease one of the two buildings located on the property for an initial ten-year period at a rate of $152,150 per month and the other building for a period of 30 months at a rate of approximately $57,553 per month. Approximately $16.4 million of the proceeds from the sale was used to repay the outstanding indebtedness, and accrued interest under a promissory note that was secured by a first deed of trust on the Anaheim facility (Note 7). The balance of the proceeds is available for general working capital purposes. The gain on the sale of the facility of approximately $8.2 million will be deferred and amortized against rent expenses over the term of the leases.

     Notwithstanding the sale and leaseback transaction, the Company expects that its operations will continue to use net cash at least through the first half of fiscal 2003. The Company also expects to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund its operations until they return to profitability and positive operating cash flow. However, the Company cannot be certain that it will be able to secure an additional debt or equity financing, or divest of certain assets on terms acceptable to us, or at all. The Company's future cash requirements will be highly dependent on its ability to control expenses as well as the successful execution of the revenue plans by each of its businesses. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements


1. Formation and Operations (continued)

These conditions, together with the Company's recurring operating losses, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

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

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. At March 31, 2001 and 2002, accounts receivable from governmental agencies and prime government contractors were approximately $3,719,000 and $4,774,000, respectively.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt approximates carrying value because the related rates of interest approximate current market rates and has variable rates of interest.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements



2. Summary of Accounting Policies (continued)

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Buildings are depreciated using the straight-line method over their estimated useful lives up to a period of forty years. Equipment, furniture and fixtures are depreciated principally by the declining balance method over their estimated useful lives ranging from four to eight years. Depreciation expense for the years ended March 31, 2000, 2001 and 2002 was $3.7 million, $1.9 million and $2.3 million, respectively.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment of the carrying value of its long-lived assets, inclusive of goodwill, existed at March 31, 2002. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company strategic plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during fiscal 2003. If the Company's estimate of future undiscounted cash flow should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

Goodwill

Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is being amortized using the straight-line method over an estimated useful lives of ten years.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements



2. Summary of Accounting Policies (continued)

Goodwill (continued)

In 2001, the FASB issued Statements No. 141, Business Combinations (SFAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which the Company adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Pursuant to Statement 142, the Company is currently testing its goodwill for impairment and is unable at this time to estimate the amount of the impairment charge, if any, that may be required.

On a pro forma basis, application of the non-amortization provision of SFAS 141 would have resulted in a net loss in the years ended March 31, 2000, 2001 and 2002 as follows:

                                                   Year ended March 31
(in thousands)                              2000         2001         2002
                                        ---------------------------------------
     Pro forma net loss                     $(592)    $(30,616)     $(25,072)

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

During fiscal 2000, 2001 and 2002, software development costs were amortized to cost of sales totaling $1,515,000, $940,000 and $237,000, respectively. During fiscal 2002, the Company discontinued certain product lines, resulting in the write-off of $1.9 million of previously capitalized software development costs.

All other research and development expenditures are charged to expense in the period incurred.

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



2. Summary of Accounting Policies (continued)

Warranty

The Company provides a warranty of one to two years on all products and records a related provision for estimated warranty costs at the date of the sale.

Foreign Currency Translation

     The balance sheet accounts of the Company's foreign based subsidiaries are translated at the current year-end exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are immaterial and are included in income as they occur.

Comprehensive Income

The only component of accumulated other comprehensive income is the cumulative foreign currency translation adjustment recorded in stockholders' equity.

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

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



2. Summary of Accounting Policies (continued)

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense totaled $2,488,000, $3,491,000 and $1,264,000 in the years ended March 31, 2000, 2001 and 2002, respectively.

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



2. Summary of Accounting Policies (continued)

Derivative Instruments and Hedging Activities

In June 1998 Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), was issued, which establishes new standards for recording derivatives in financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. The Company adopted Statement 133, as amended, on April 1, 2001. The adoption of Statement 133 did not have a significant impact on the consolidated results of operations, financial position or cash flows of the Company.

Discontinued Operations

In August of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and,
(ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the Company adopted the provisions of SFAS 144 effective April 1, 2001.

In September of 2001, the Company's Board of Directors approved a plan to discontinue the operations of Mariner which was part of the Company's telecom products segment. The aggregate losses recognized to write down the assets of Mariner to their fair value less cost to sell were approximately $6.7 million. In addition, the Company accrued $1.7 million for severance and other direct costs to exit the operation.

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



2. Summary of Accounting Policies (continued)

Discontinued Operations (continued)

The write-downs and costs are included in the loss from discontinued operations in the year ending March 31, 2002. Mariner's results of operations for all prior periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statement of operations. Interest expense was not allocated to discontinued operations because the discontinuance did not eliminate any of the Company's debt.

The assets and liabilities of the discontinued operations consisted of the following:

                                                                             2001      2002
                                                                        -----------------------
     Accounts receivable, net                                             $     80   $      -
     Inventories                                                             2,413          -
     Prepaid expenses and other assets                                          98          2
     Property, plant and equipment, net                                        958        203
     Capitalized software costs, net                                         2,090          -
                                                                        -----------------------
     Total assets of discontinued operations                              $  5,639   $    205
                                                                        =======================

     Accounts payable                                                     $  1,690   $  1,258
     Accrued expenses                                                          306        542
                                                                        -----------------------
     Total liabilities of discontinued operations                         $  1,996   $  1,800
                                                                        =======================

Reclassifications

Certain amounts in the 2000 and 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

3. Acquisitions and Dispositions

In October 1998, the Company, through Iteris, acquired Meyer, Mohaddes Associates, Inc., a provider of transportation, engineering and planning services (MMA). Pursuant to the terms of the merger agreement, the Company purchased all of the issued and outstanding shares of stock of MMA for $4.3 million, by issuing 55,245 shares of the Company's Class A common stock valued at $250,000 and 810,153 shares of Iteris, Inc.'s common stock.

                                  Odetics, Inc.

                   Index to Consolidated Financial Statements


3. Acquisitions and Dispositions (continued)

The merger agreement provided for MMA shareholders to receive additional shares of the Company's Class A common stock with a then market value of $250,000 at each of April 16, 1999, October 16, 1999, April 16, 2000, October 16, 2000 and April 16, 2001 in the event the Company did not consummate an initial public offering of the common stock of Iteris, Inc. by each and any of those dates. Pursuant to this provision, Odetics issued an additional 219,706 shares of its Class A common stock to the MMA shareholders, which was recorded by the Company as additional goodwill. In addition, as a result of Iteris' failure to complete an initial public offering by October 2001, the MMA shareholder exercised their rights under the agreement and required Odetics to exchange 1,107,301 shares of Odetics' Class A common stock for 155,149 shares of Iteris common stock. This transaction resulted in additional goodwill of $2.5 million.

During fiscal 2001, the Company sold certain assets of its solid state recording product line of its Zyfer subsidiary for cash proceeds of $1.9 million. In connection with these sales the Company recorded gains aggregating $1.2 million.

In April 2001, the Company sold its Vortex Dome and Quarterback Controller product lines for approximately $1.1 million in net cash proceeds. In connection with this transaction, the Company realized a gain of $0.1 million.

In September 2001, the Company sold substantially all of the assets of its Gyyr CCTV Products divisions for $8.8 million in cash, plus the assumption of $1.0 million in debt. In connection with this transaction, the Company wrote-off goodwill with a net book value of $2.3 million and, net of this write-off, realized a gain of $4.3 million.

                                  Odetics, Inc.

                   Index to Consolidated Financial Statements




4. Special Charge

During fiscal 2001 and 2002, the Company approved a number of actions to reduce operating expenses and improve profitability and cash flows. These actions included a reduction in workforce of 222 and 130 employees in 2001 and 2002, respectively, and the discontinuance of certain product lines. As a result of these actions the company recorded the following as special charge (in thousands):

                                           Severance    Write-off of  Write-off    Write-off
                                          and related   capitalized      of       of deferred
                                             costs        software     goodwill      costs          Total
                                         -------------------------------------------------------------------
      Special provision                     $    1,305   $   3,452    $      562    $     966    $   6,285
      Cash expenditures
      Non-cash activities                       (1,305)     (3,452)         (562)        (966)      (6,285)
                                         -------------------------------------------------------------------
      Balance at March 31, 2001                      -           -             -            -            -

      Special provision                          2,189           -             -            -        2,189
      Cash expenditures                           (858)          -             -            -         (858)
                                         -------------------------------------------------------------------
      Balance at March 31, 2002             $    1,331   $       -    $        -    $       -    $   1,331
                                         ===================================================================

In addition during fiscal 2001, the Company reserved or wrote-off inventory in the amount of $3.1 million, primarily related to discontinued products in its Broadcast and Gyyr subsidiaries. The charge is included in cost of sales in the accompanying consolidated statement of operations.

5. Real Estate Option

In July 1999, the Company sold an option to an investment company controlled by certain officers and shareholders of the Company, for an aggregate purchase price of $5.0 million to purchase certain real property of Odetics. In August 2000 the Company repurchased the option for $5.6 million which represented the original purchase price plus accrued interest.

                                  Odetics, Inc.

                   Index to Consolidated Financial Statements




6. Costs and Estimated Earnings on Uncompleted Contracts

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

                                                                                    March 31
                                                                             2001              2002
                                                                       ------------------------------------
                                                                                 (In thousands)
     Costs incurred on uncompleted contracts                              $    14,054      $    17,998
     Estimated earnings                                                         1,054            1,355
                                                                       ------------------------------------
                                                                               15,108           19,353

     Less billings to date                                                     14,387           18,024
                                                                       ------------------------------------
                                                                          $       721      $     1,329
                                                                       ====================================

     Included in accompanying balance sheets:
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                           $     3,296      $     3,565
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                 2,575            2,236
                                                                       ------------------------------------
                                                                          $       721      $     1,329
                                                                       ====================================

Costs and estimated earnings in excess of billings at March 31, 2001 and 2002 include $232,575 and $136,114 respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2002 are expected to be billed and collected during the year ending March 31, 2003.

7. Revolving Lines of Credit and Long-Term Debt

In February 2002, the Company entered into a $1.25 million line of credit with a partnership controlled by the Company's Chairman of the Board. The line of credit is collateralized by substantially all of the Company's assets other than real property. Borrowings on the line of credit bear interest at the prime rate plus 4% (8.75% at March 31, 2002) and matures in July 2003.

                                  Odetics, Inc

                   Notes to Consolidated Financial Statements

7. Revolving Lines of Credit and Long-Term Debt (continued)

In August 2001, the Company through Iteris, entered into a loan and security agreement with a maximum available credit line of $5 million. At March 31, 2002, $767,000 was outstanding under this line of credit and amounts available for future borrowing totalled $3,309,000. Under the terms of the agreement, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the prime rate plus 2% (6.75% at March 31, 2002). Additionally, Iteris is obligated to pay an unused line fee of 0.5% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month, and a monthly collateral management fee of $2,000. The agreement is secured by substantially all of Iteris' assets and expires in August 2004. Either party can terminate the agreement with thirty days written notice. Should Iteris elect to terminate the agreement, a one-time termination fee of 3%, 2% and 1% of the maximum credit limit would apply in years 1 through 3, respectively.

In January 2000, the Company through Iteris, entered into a joint venture agreement, pursuant to which Iteris obtained a Subordinated Convertible Promissory Note in the amount of $3.75 million. In July 2001, the note holder converted the note and related accrued interest into common and preferred stock of Iteris (Note 11).

In May 2001, the Company entered into a $16 million promissory note secured by a first trust deed on its principle facilities in Anaheim, California which bore interest at 10% per annum. The promissory note was paid in full at its scheduled maturity date in May 2002 (Note 1). In connection with the note the Company issued warrants to the lender to purchase 426,667 shares of Class A common stock at an exercise price of $4.00 per share. The Company repriced the warrants to $3.00 per share, in connection with a forbearance agreement negotiated in November of 2001. The issuance of the warrant represented a discount on the note totaling $1,357,000, which is being amortized over the life of the note. At March 31, 2002, $244,000 of the discount had not been amortized and is reflected as a reduction of the outstanding note balance.

Approximately $6.0 million of the proceeds of the promissory note was used to retire the pre-existing note payable on the Anaheim facility, which included a prepayment penalty of $450,000. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statement of operations.

                                  Odetics, Inc

                   Notes to Consolidated Financial Statements

7. Revolving Lines of Credit and Long-Term Debt (continued)

Long-term debt consisted of the following:

                                                                                       March 31
                                                                                  2001           2002
                                                                                -------------------------
                                                                                    (In thousands)
     Note payable, net of discount of $244,000 at March 31, 2002, paid
       in May 2002                                                              $        -     $   15,756

     Note payable, paid in May 2001                                                  5,874              -

     Note payable, converted to common and preferred stock of Iteris in
       July 2001                                                                     3,750              -

     Note payable, assumed in September 2001 by the purchaser of the Gyyr
       CCTV Products division (Note 3)                                               1,000              -

     Notes payable, accruing interest at 7.55% to 17.08%,
       collateralized by equipment, payable in monthly installments
       through 2003                                                                  1,166            402
                                                                                -------------------------
                                                                                    11,790         16,158
     Less current portion                                                            6,990         16,133
                                                                                -------------------------
                                                                                $    4,800     $       25
                                                                                =========================

The annual maturities of long-term debt at March 31, 2002 are as follows:

                                                                                (In thousands)

     2003                                                                       $   16,133
     2004                                                                               25
                                                                                --------------
                                                                                $   16,158
                                                                                ==============

                                  Odetics, Inc

                   Notes to Consolidated Financial Statements

8. Income Taxes

     During fiscal 2002, the Company recognized an income tax benefit of $785,000 related to the recovery of net operating loss carrybacks made available under the Job Creation and Workers Association Act of 2002.

     The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                                      Year ended March 31
                                                            2000             2001              2002
                                                     ------------------------------------------------------
                                                                        (In thousands)
     Income tax expense (benefit) at statutory
       rates                                              $   1,193         $  (7,015)       $  (4,111)
     Recognition of net operating losses                          -                 -             (785)
     Increase (decrease) of valuation allowance
       associated with federal deferred tax assets           (2,741)            4,304            2,169
     Foreign losses recorded without benefit                  1,258             2,255            1,489
     Nondeductible goodwill amortization                        191               153              176
     Other                                                       99               303              277
                                                     ------------------------------------------------------
                                                          $       -         $       -        $    (785)
                                                     ======================================================

United States and foreign loss from continuing operations before income taxes are as follows:

                                                                      Year ended March 31
                                                             2000              2001             2002
                                                     ------------------------------------------------------
                                                                        (In thousands)
     Pretax income (loss):
       Domestic                                           $     4,488       $   (16,110)     $    (7,709)
       Foreign                                                   (978)           (4,525)          (4,380)
                                                     ------------------------------------------------------
                                                          $     3,510       $   (20,635)     $   (12,089)
                                                     ======================================================

                                  Odetics, Inc.

                   Notes to Consolidated Financial Statements


8. Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

                                                              2001        2002
                                                          ----------------------
                                                              (In thousands)

     Deferred tax assets:
       Inventory reserves                                 $      738  $     716
       Deferred compensation and other payroll accruals        1,074      1,192
       Net operating loss carryforward                        14,578     21,269
       Credit carryforwards                                    2,051      1,503
       Bad debt reserve and other reserves                     1,300        357
       Other, net                                                281        402
                                                          ---------------------
     Total deferred tax assets                                20,022     25,439
     Valuation allowance for deferred tax assets             (17,378)   (23,557)
                                                          ---------------------
     Net deferred tax assets                                   2,644      1,882
                                                          ---------------------

     Deferred tax liabilities:
       Tax over book depreciation                              1,990      1,416
       Capitalized interest and taxes                            434        420
       Cash to accrual adjustment                                174          -
       Other, net                                                 46         46
                                                          ---------------------
     Total deferred tax liabilities                            2,644      1,882
                                                          ---------------------
     Net deferred taxes                                   $        -  $       -
                                                          =====================

At March 31, 2002, for federal income tax purposes, the Company had approximately $1,430,000 in general business credit carryforwards, which expire at various dates beginning in 2003. The Company also has $49,746,000 of net operating loss carryforwards for federal income tax purposes that begin to expire in 2019. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax asset related to these credits and net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense.

In December 2001, the Company's ownership interest in Iteris fell below the threshold required for the Company to file a consolidated tax return. As a result, Iteris will no longer be included in the Odetics consolidated group for income tax purposes, and instead will be required to file a separate tax return. At March 31, 2002, for federal income tax purposes, Iteris had approximately $3,200,000 of net operating loss carryforwards that begin to expire in 2021.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements


8. Income Taxes (continued)

Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

9. Associate Incentive Programs

Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 2000, 2001 or 2002.

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $746,000, $812,000 and $722,000 in 2000, 2001 and 2002, respectively.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements


9.  Associate Incentive Programs (continued)

Effective April 1, 1987, the Company established a noncontributory Associate Stock Ownership Plan (ASOP) for all associates with more than six months of eligible service. The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of Company stock. The Company contributions to the ASOP were approximately $69,000, $17,000 and $0 in 2000, 2001 and 2002, respectively. Shares distributed through the ASOP Plan were included in total outstanding shares used in the earnings per share calculation.

10. Deferred Compensation Plans

During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $110,000, $128,000 and $66,000 for 2000, 2001 and 2002, respectively.

11. Iteris Preferred and Common Stock

In July 2001, Iteris issued 1,781,268 shares of its Series A Preferred Stock (Iteris Preferred Stock) to an institutional investor in exchange for $5.0 million in cash. In addition, Iteris issued 1,343,645 shares of its Series A Preferred Stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million Subordinated Convertible Promissory Note plus related accrued interest of $0.4 million.

Shares of Iteris Preferred Stock are convertable into shares of Iteris common stock at the conversion rate in effect at the time, as defined. Each share of Iteris Preferred Stock will automatically convert into shares of Iteris common stock immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 with aggregate gross proceeds to the Company of not less than $30 million and price per share of not less than two times the original Series A Preferred Stock issue price of $2.80 per share.

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



11. Iteris Preferred and Common Stock (continued)

In the event that the Company fails to consummate an initial public offering of Iteris common stock or complete a sale of Iteris to a third party with aggregate proceeds of $25 million by January 1, 2004 and/or the holders of Series A Preferred Stock elect not to exercise their rights to convert into Common Stock, the Company will be obligated to redeem the Series A shares at a sum equal to two times the original Series A Preferred Stock issue price.

At March 31, 2002, the liquidation preference on Iteris Preferred Stock totals $17.5 million. The difference between the initial issue price, net of related issuance costs, and the liquidation preference is being amortized over the redemption period and is reflected in minority interest in earnings of subsidiary in the accompanying consolidated statement of operations.

In August and December 2001, Odetics sold 1,539,241 shares of Iteris common stock that it held at an aggregate purchase price of $3.8 million to a group of investors, which included certain members of management of Odetics and Iteris. In connection with this transaction, Odetics realized a loss of $1.6 million which is reflected in other income (loss) in the accompanying consolidated statement of operations. At March 31, 2001, Odetics owned 78.2% of the outstanding common stock of Iteris.

12. Stock Option Plans

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

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



12. Stock Option Plans (continued)

A summary of all Company stock option activity is as follows:

                                                            Year ended March 31
                                            2000                   2001                  2002
                                  ---------------------------------------------------------------------
                                               Weighted               Weighted               Weighted
                                               Average                Average                Average
                                               Exercise               Exercise               Exercise
                                   Options      Price      Options      Price     Options     Price
                                  ---------------------------------------------------------------------
                                                  (In thousands, except per share data)
Options outstanding at
    beginning of year                628        $ 5.27        801       $ 7.68        804      $8.44
    Granted                          358         10.36        120        13.47         30       2.28
    Exercised                       (152)         4.65        (24)        7.95          -          -
    Canceled                         (33)         4.65        (93)        8.21       (505)      8.06
                                  ---------                ---------              ---------
Options outstanding at end of
    year                             801        $ 7.68        804       $ 8.44        329      $8.37
                                  =====================================================================
Exercisable at end of year           219                      531                     237
                                  =====================================================================
Available for grant at end of
    year                             114                      487                   1,322
                                  =========                =========              =========
Weighted average fair value of
    options granted                             $ 5.25                  $ 7.03                 $1.20
                                              ==========              ==========             ==========

The exercise price for options outstanding as of March 31, 2002, ranged from $2.28 to $15.625. The weighted-average remaining contractual life of those options is 8.3 years.

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



12. Stock Option Plans (continued)

Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

In calculating pro forma information regarding net income and earning per share, as required by Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumption:

                                                       Years ended March 31
                                                     2000     2001      2002
                                                 -------------------------------

       Dividend rate                                  0.0      0.0       0.0
       Expected life - years                          7.0      7.0       7.0
       Risk-free interest rate                        6.0      6.0       4.5
       Volatility of common stock                     0.4      0.4       0.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended March 31, 2000, 2001 and 2002 follows (in thousands, except per share data):

                                                 2000        2001        2002
                                             -----------------------------------

    Pro forma:
       Net loss                                $ (2,969)  $ (33,512)  $ (26,789)
       Basic and diluted loss per share        $  (0.33)  $   (3.36)  $   (2.38)

Iteris, Inc.'s Stock Options

In September 1997, Iteris granted options to purchase up to 899,960 shares of its common stock to certain members of its senior management at an exercise price of $1.07 per share. As of March 31, 2002, options to purchase 759,345 shares of common stock were outstanding.

Subsequently, Iteris' Board of Directors adopted and approved the 1998 Stock Incentive Plan (the Plan), as amended in February 2000, authorized 3,000,000 shares of Iteris' common stock for issuance under the Plan. Options to purchase 2,228,492 shares of common stock, at exercise prices ranging from $1.60 to $9.07 per share, were outstanding at March 31, 2002. Under the Plan, options expire ten years after date of grant or 90 days after termination of employment. The options granted vested ratably at 25% on each of the first four anniversaries of the grant date.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements


12. Stock Option Plans (continued)

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

In April 2000, Zyfer's Board of Directors also adopted the 1999 Employee Stock Option Plan which provides options for shares of Zyfer's common stock to associates, non-employee members of the Board of Directors of Zyfer, Odetics or other Odetics subsidiaries and independent consultants. A total of 588,500 shares of Zyfer's common stock are reserved for issuance under this plan.

Options expire ten years after the date of grant or 90 days after termination of employment and vest upon the optionee's completion of five years of service measured from the vesting commencement date as specified on the stock option agreements. The vesting of these options will accelerate upon initial public offering of Zyfer's common stock. Options to purchase 1,266,500 shares of Zyfer's common stock under these plans were outstanding at March 31, 2002.

13. Commitments

The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases at March 31, 2002 is as follows:

        Fiscal Year                                        (in thousands)
        -----------

        2003                                                   $ 327
        2004                                                     162
        2005                                                      56
                                                         --------------------
                                                               $ 545
                                                         ====================

Rent expense under operating leases totaled $973,000, $1,040,000 and $1,139,000, respectively for the years ended March 31, 2000, 2001 and 2002.

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements




13. Commitments (continued)

Common stock reserved for future issuance at March 31, 2002:

        Issuable under stock options plans                           1,651,000
        Issuable upon the exercise of warrants                         426,667

14. Business Segment and Geographic Information

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

Selected financial information for the Company's reportable segments as of and for the years ended March 31, 2000, 2001 and 2002 follows:

                                               Intelligence
(In thousands)                                Transportation    Video Products    Telecom Product   Total
--------------------------------------------------------------------------------------------------------------
Year ended March 31, 2000

Revenue from external customers                $    23,411      $     38,958      $    7,572     $    69,941
Intersegment revenues                                    -             6,001              84           6,085
Depreciation and amortization                        1,962             2,637             732           5,331
Segment income (loss)                               (4,407)          (16,350)         (2,035)        (22,792)
Segment assets                                      19,240            38,831           5,473          63,544
Expenditure for long-lived assets                      470               760             308           1,538

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



14. Business Segment and Geographic Information (continued)

                                             Intelligence        Video          Telecom
(In thousands)                              Transportation     Products         Product          Total
------------------------------------------------------------------------------------------------------------
Year ended March 31, 2001

Revenue from external customers              $    28,057      $    39,726      $    6,972     $    74,755
Intersegment revenues                                  -            1,183              57           1,240
Depreciation and amortization                      1,502            1,849             183           3,534
Segment income (loss)                             (3,942)         (15,767)         (2,137)        (21,846)
Segment assets                                    18,709           22,706           6,326          47,741
Expenditure for long-lived assets, net             1,392              631             206           2,150

Year ended March 31, 2002

Revenue from external customers              $    37,308      $    16,715      $    5,465     $    59,488
Intersegment revenues                                  -                -               -               -
Depreciation and amortization                      1,759              547             313           2,619
Segment income (loss)                              2,979           (3,306)         (3,787)         (4,114)
Segment assets                                    25,736            5,805           5,016          36,557
Expenditure for long-lived assets, net               272               22              63             357

                                 Odetics, Inc.


                   Notes to Consolidated Financial Statements



14. Business Segment and Geographic Information (continued)

The following reconciles segment income to consolidated income before income taxes and segment assets and deprecation and amortization to consolidated assets and consolidated depreciation and amortization:

(In thousands)                                                       2000           2001          2002
-----------------------------------------------------------------------------------------------------------
Revenue
Total revenues for reportable segments                            $    76,026   $    75,995   $    59,488
Non reportable segment revenues                                         8,674         1,403             -
Elimination of Intersegment sales                                      (6,085)       (1,240)            -
                                                                -------------------------------------------
         Total consolidated revenues                              $    78,615   $    76,158   $    59,488
                                                                ===========================================

Segment Income (Loss)
Total income (loss) for reportable segments                       $   (22,792)  $   (21,846)  $    (4,114)
Other income (loss)                                                    (3,618)       (2,893)        2,726
Unallocated amounts:
   Corporate and other expenses                                        (6,469)       (5,674)       (4,322)
   Royalty income                                                      38,437        17,825             -
   Special charge                                                           -        (6,285)       (2,189)
   Interest expense                                                    (2,048)       (1,762)       (4,190)
                                                                -------------------------------------------
         Income (Loss) from continuing operations before
          income taxes                                            $     3,510   $   (20,635)  $   (12,089)
                                                                ===========================================

Assets
Total assets for reportable segments                              $    63,544   $    47,741   $    36,557
Assets held at Corporate                                               18,306        20,320        15,681
                                                                -------------------------------------------
         Total assets                                             $    81,850   $    68,061   $    52,238
                                                                ===========================================

Depreciation and Amortization
Depreciation and amortization for reportable segments             $     5,331   $     3,534   $     2,619
Other                                                                   1,854         1,433         1,157
                                                                -------------------------------------------
         Total depreciation and amortization                      $     7,185   $     4,967   $     3,776
                                                                ===========================================

                                 Odetics, Inc.

                   Notes to Consolidated Financial Statements


14. Business Segment and Geographic Information (continued)

Selected financial information for the Company's operations by geographic segment is as follows:

(In thousands)                                                       2000          2001          2002
-----------------------------------------------------------------------------------------------------------

Geographic Area Revenue
United States                                                     $    63,193   $    60,595   $    53,461
Europe                                                                  8,509         7,340         3,466
Asia Pacific Rim                                                        2,821         2,703         1,762
Other                                                                   4,092         5,520           799
                                                                  -----------------------------------------
         Total net revenue                                        $    78,615   $    76,158   $    59,488
                                                                  =========================================

Geographic Area Long-Lived Assets
United States                                                     $    35,897   $    30,526   $    27,496
Europe                                                                  1,101           414             -
Asia Pacific Rim                                                           15            23            21
                                                                  -----------------------------------------
         Total long-lived assets                                  $    37,013   $    30,963   $    27,517
                                                                  =========================================

15. Supplemental Cash Flow Information

                                                                            Year ended March 31
                                                                     2000            2001           2002
                                                                  ------------------------------------------
                                                                              (In thousands)

     Net cash used in changes in operating assets and
       liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable               $    4,568      $     (882)     $    3,897
         (Increase) decrease in net costs and estimated
           earnings in excess of billings                               (833)          1,259            (608)
         (Increase) decrease in inventories                           (2,227)          4,499          (1,542)
         Increase in prepaids and other assets                           428             861            (735)
         Increase (decrease) in accounts payable and accrued
           expenses                                                     (757)         (1,116)         (3,170)
         Change in net operating assets of discontinued
           operations                                                      -               -          (3,126)
                                                                  ------------------------------------------
     Net cash used in changes in operating assets and
       liabilities                                                $    1,179      $    4,621      $   (5,284)
                                                                  ==========================================
     Cash paid (received) during the year:
       Interest                                                   $    1,995      $    1,768      $    2,514
       Income taxes paid (refunded)                                   (1,144)             86               -
     Noncash transactions during the year:
       Exchange of note payable and accrued interest for
         Iteris stock                                             $        -      $        -      $    4,203
       Acquisition of business for note payable                        2,000               -
       Stock issuance to former MMA shareholders                         251             500           2,737
       Contribution of common stock to 401(k) Plan                         -               -             791
       Issuance of common stock in settlement of accounts
         payable                                                           -               -             390

                                Odetics, Inc.

                   Notes to Consolidated Financial Statements


16. Legal Proceedings

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

17. Supplementary Quarterly Consolidated Financial Data (Unaudited)
All quarters presented in the following schedule have been restated for the discontinuance of Mariner in September 2001.

                                                                     Income
                                                Income              per Share
                                             (Loss) from   Net        from
                            Net      Gross    Continuing  Income   Continuing
                           Sales     Profit   Operations  (Loss)   Operations
                           -----------------------------------------------------

June 30, 2000(1)           19,317    4,550       9,169     7,430         .95
September 30, 2000         18,844    4,605      (9,358)  (12,266)       (.97)
December 31, 2000(2)       18,533    1,976     (16,748)  (19,951)      (1.60)
March 31, 2001             19,464    6,377      (3,698)   (7,753)       (.35)

June 30, 2001              16,384    5,387      (4,355)   (7,775)       (.41)
September 30, 2001(3)      15,977    6,149      (4,291)  (15,164)       (.41)
December 31, 2001          13,618    5,753      (2,332)   (2,332)       (.20)
March 31, 2002             13,509    6,822      (2,236)   (1,317)       (.18)

(1) On June 12, 2000 the Company amended the settlement of a patent infringement case whereby the Company accepted a final discounted payment of $17.8 million to complete the settlement. The settlement is reflected in the operating results for the quarter ended June 30, 2000.

(2) During the quarter ended December 31, 2000, the Company effected a restructuring that included a reduction of approximately 25% of its total workforce and discontinuation of certain product lines. As a result of these actions, the Company incurred charges in the amount of $9.4 million, which is reflected in the operating results for the quarter ended December 31, 2000.

(3) During the quarter ended September 30, 2001, the Company discontinued the operations of its Mariner subsidiary and restructured its European operations. In connection with these actions the Company recorded severance and other reserves and wrote down assets totaling $9.9 million.

                                                                     Schedule II

                                  Odetics, Inc.
                        Valuation and Qualifying Accounts

                                                    Balance at      Charged to                                   Balance at
                                                   Beginning of      Costs and    Charged to      Deductions       End of
                  Description                         Period         Expenses      Accounts        Describe        Period
-----------------------------------------------   --------------   ------------  ------------   -------------   -----------
Year ended March 31, 2000
  Deducted from asset accounts:
  Allowance for doubtful accounts ...........         $  839,000     $1,293,000   $   (64,000)          $  --    $2,068,000
    Reserve for inventory obsolescence ......          3,171,000      1,438,000    (1,123,000)             --     3,486,000


Year ended March 31, 2001
  Deducted from asset accounts:
  Allowance for doubtful accounts ...........         $2,068,000     $   78,000   $  (502,000)          $  --    $1,644,000
    Reserve for inventory obsolescence ......          3,486,000      4,925,000    (4,443,000)             --     3,968,000


Year ended March 31, 2002
  Deducted from asset accounts:
  Allowance for doubtful accounts ...........         $1,644,000     $  102,000   $(1,365,000)           $ --    $  381,000
    Reserve for inventory obsolescence ......          3,968,000        363,000    (2,264,000)             --     2,067,000