Form 10-Q
period 2002-06-30
ODETICS INC
filed 2002-08-14
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-10605

ODETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2588496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1515 South Manchester Avenue	92802
Anaheim, California	(Zip Code)
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

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of AUGUST 08, 2002:

Class A Common Stock—11,580,914 shares.
Class B Common Stock—1,035,841 shares.

        In this Report, "Odetics," the "Company," "we," "us" and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I    FINANCIAL INFORMATION

ODETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2001	2002
Net sales and contract revenues:
Net sales	$10,700	$9,088
Contract revenues	5,684	6,215

Total net sales and contract revenues	16,384	15,303
Costs and expenses:
Cost of sales	7,178	4,583
Cost of contract revenues	3,820	4,099

Gross profit	5,386	6,621

Selling, general and administrative expense	7,010	5,189
Research and development expense	2,137	1,754

Total operating expenses	9,147	6,943

Operating loss	(3,761)	(322)

Non-operating items
Other income	—	605
Interest expense, net	(595)	(555)

Loss before income taxes	(4,356)	(272)
Income tax benefit	—	—

Loss from continuing operations before minority interest	(4,356)	(272)
Minority interest in earnings of subsidiary	—	1,028

Loss from continuing operations	(4,356)	(1,300)
Loss from discontinued operations, net of taxes of $0	(2,969)	—
Extraordinary loss from early extinguishment of debt, net of tax of $0	(450)	—

Net loss	$(7,775)	$(1,300)

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.41)	$(0.10)
Loss from discontinued operations	(0.28)	(0.00)
Extraordinary loss from the early extinguishment of debt	(0.04)	(0.00)

Loss per share	$(0.74)	$(0.10)

Shares used in calculating loss per share:
Basic and diluted	10,552	12,587

See notes to consolidated financial statements

ODETICS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002 (Audited)	June 30, 2002 (Unaudited)
ASSETS:
Current assets
Cash	$408	$1,344
Trade accounts receivable, net	10,301	11,711
Costs and estimated earnings in excess of billings on uncompleted contracts	3,565	3,418
Inventories:
Finished goods	1,034	3,117
Work in process	103	489
Materials and supplies	7,275	3,976

Total inventories	8,412	7,582
Income taxes receivable	785	98
Prepaid expenses	1,045	881
Assets to be disposed of from discontinued operations	205	285

Total current assets	24,721	25,319
Restricted cash	—	3,016
Property, plant and equipment:
Land	2,060	—
Buildings and improvements	19,014	50
Equipment, furniture and fixtures	28,087	28,196

Less accumulated depreciation	(31,441)	(24,572)

Net property, plant and equipment	17,720	3,674
Goodwill, net	9,769	9,807
Other assets	28	144

Total assets	$52,238	$41,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$6,611	$6,746
Accrued payroll and related	5,295	5,575
Accrued expenses	1,373	1,022
Contract loss accrual	600	525
Billings in excess of costs and estimated earnings on uncompleted contracts	2,236	2,100
Liabilities of discontinued operations	1,800	1,070
Current portion of long-term debt	16,133	115

Total current liabilities	34,048	17,153
Revolving line of credit	2,017	1,250
Long-term debt, less current portion	25	—
Deferred gain on sale of building	—	7,436
Minority interest	10,893	11,921
Stockholders' equity
Preferred stock, 2,000,000 shares authorized; none issued	—	—
Common stock, 50,000,000 shares of Class A and 2,600,000 shares of Class B authorized; 11,580,914 shares of Class A and 1,035,841 shares of Class B issued and outstanding at June 30, 2002, $.10 par value	1,252	1,262
Paid-in capital	89,134	89,500
Treasury stock	(1)	(1)
Notes receivable from associates	(51)	(51)
Retained earnings	(85,320)	(86,620)
Accumulated other comprehensive income	241	110

Total stockholders' equity	5,255	4,200

Total liabilities and stockholders' equity	$52,238	$41,960

See notes to consolidated financial statements

ODETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2001	2002
Operating activities
Net income (loss) from continuing operations	$(4,806)	$(1,300)
Net loss from discontinued operations	(2,969)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,212	395
Minority interest in earnings of subsidiary	—	1,028
Gain on sale and leaseback transactions	—	(640)
Other	(108)	166
Changes in operations assets and liabilities:
(Increase) decrease in accounts receivable	1,396	(1,410)
(Increase) decrease in net costs and estimated earnings in excess of billings	107	11
(Increase) decrease in inventories	1,115	830
(Increase) decrease in prepaids and other assets	(637)	685
Change in net assets of discontinued operations	—	(810)
Increase (decrease) in accounts payable and accrued expenses	(664)	(11)

Net cash provided by (used in) operating activities	(5,354)	(1,056)
Investing activities
Purchases of property, plant and, equipment	(464)	(114)
Proceeds from sale of property, plant and equipment	1,112	18,951
Other	345	(131)

Net cash provided by (used in) investing activities	993	18,706
Financing activities
Proceeds from revolving line of credit and long-term borrowings	16,659	—
Principal payments on line of credit, long-term debt and capital lease obligations	(12,279)	(17,056)
Proceeds from sale of Iteis common stock	—	201
Proceeds from issuance of common stock	12	141

Net cash provided by (used in) financing activities	4,392	(16,714)

Increase in cash	31	936
Cash at beginning of year	2,218	408

Cash at June 30	$2,249	$1,344

Non-cash transactions
Stock issuance to former shareholders of Meyer, Mohaddes Associates, Inc.	250	—
Issuance of warrants	1,357	—
Restricted cash received on sale of building	—	3,016
Contribution of common stock to 401K	—	141

See notes to consolidated financial statements

ODETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Operations

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of June 30, 2002 and the consolidated results of operations and cash flows for the three months ended June 30, 2001 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission.

        During the three months ended June 30, 2002, we used $1.1 million of cash to fund our operations, which reflects our net loss of $1.3 million increased by non-cash gains of $640,000 related to the sale of our real estate assets, and reduced by non-cash charges of $395,000 for depreciation and amortization, $1.0 million in charges related to the minority interest in our Iteris subsidiary, and an aggregate of $880,000 related to the net change in inventories, prepaid expenses, and accounts receivable. As of June 30, 2002, we had cash and cash equivalents of $1.3 million.

        In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under the 2001 promissory note, which was secured by a first deed of trust on our Anaheim facilities. In connection with the sale and leaseback, the Company pledged cash of $3.0 million to secure its obligations under the lease. The pledged amounts will be released to the Company based upon its continued compliance with financial covenants and performance under the lease. The balance of the proceeds from this sale was used for general working capital purposes. We committed to lease one of the two buildings on the property for a period of ten years, and to lease the other building for a period of 30 months.

        We have lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases including the leaseback of the Anaheim facilities at June 30, 2002 is as follows:

Fiscal Year	(in Thousands)
2003	$2,133
2004	$2,677
2005	$2,341
2006	$1,825
2007	$1,825
Thereafter	$9,429

        We expect that our operations will continue to use net cash at least through the second quarter of fiscal 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. However we cannot be certain that we will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable to us, or at all. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Note 2—Income Taxes

        Income tax expense (benefit), if any, for the three months ended June 30, 2001 and 2002 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. We did not provide income tax benefit for the losses incurred in the three months ended June 30, 2001 and June 30, 2002 due to the uncertainty as to the ultimate realization of the benefit at that time.

Note 3—Long-Term Debt

	March 31, 2002	June 30, 2002
	(in thousands)
Revolving line of credit	$2,017	$1,250
Notes payable	15,756	—
Contracts payable	402	115

	18,175	1,365
Less current portion	16,133	115

	$2,042	$1,250

Note 4—Legal Proceedings

        We are not a party to any material legal proceedings.

Note 5—Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,
	2001	2002
Net income (loss)	$(7,775)	$(1,300)
Foreign currency translation adjustment	345	(131)

Comprehensive income (loss)	$(7,431)	$(1,431)

Note 6—Business Segment Information

        Odetics operates in three reportable segments: intelligent transportation systems ("ITS"), video products, which include products for the television broadcast and video security markets, and telecom products. Selected financial information for our reportable segments for the three months ended June 30, 2001 and 2002 are as follows (in thousands):

	Intelligent Transportation Systems	Video Products	Telecom Products	Total
Three Months Ended June 30, 2001
Revenue from external customers	$7,712	$7,428	$1,244	$16,384
Segment loss	32	(1,291)	(1,050)	(2,309)
Three Months Ended June 30, 2002
Revenue from external customers	10,259	2,673	2,371	15,303
Segment income (loss)	927	(451)	(64)	412

        The following reconciles segment income (loss) to consolidated income (loss) before income taxes (in thousands):

	Three Months Ended June 30,
	2001	2002
Total profit or loss for reportable segments	(2,309)	412
Unallocated amounts:
Corporate and other expenses	(1,452)	(734)
Other income	—	605
Interest expense	(595)	(555)

Loss from continuing operations	$(4,356)	$(272)

Note 7—Recent Accounting Pronouncements

        In 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. At June 30, 2002, we had goodwill of approximately $9.8 million. Pursuant to SFAS 142, we tested our goodwill for impairment and determined there was no requirement for an impairment charge.

        On a pro forma basis, application of the non-amortization provision of SFAS 141 would have resulted in a net loss in the three months ended June 30, 2001 of $7.3 million.

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

General

        We define our business segments as ITS, video products and telecom products. The ITS segment consists of our majority-owned subsidiary, Iteris, Inc. The video products segment includes our wholly-owned subsidiaries, Broadcast, Inc. and MAXxess Systems, Inc. (previously known as Gyyr Incorporated). The telecom products segment consists of Zyfer, Inc., our wholly-owned subsidiary (formerly known as our Communications division). In April 2001, Gyyr separated its operations into two divisions, the Gyyr CCTV Products line, which manufactures analog and digital storage solutions, and the Gyyr Electronic Access Control line, which manufactures enterprise security management systems. In September 2001, we sold substantially all of the assets and certain liabilities of the Gyyr CCTV Products line. In connection with the sale, we changed the name of Gyyr to MAXxess Systems, Inc. to reflect the focus of the business on electronic access control systems.

        All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as our business units prior to their incorporation.

        During the quarter ended December 31, 2000, we began a restructuring to reduce our overall expenses and to focus our business on those areas that we believe would provide the highest return for stockholder capital. This restructuring resulted in a 25% reduction in our workforce in the fiscal year ended March 31, 2001 and the discontinuation of certain product lines. The restructuring efforts in fiscal 2001 also resulted in restructuring charges of approximately $6.3 million for severance costs and the write down of certain assets. In September 2001, in connection with continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved the immediate discontinuation of Mariner Networks, Inc., our wholly-owned subsidiary. Mariner had previously been included within our telecom products segment. Losses from the operations of Mariner are included in the loss from discontinued operations of $3.0 million during the three months ended June 30, 2001.

        As a result of the sale of the Gyyr CCTV Products line and the discontinuation of Mariner, in September 2001, we reorganized our European operations and reduced our corporate staff. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs.

Critical Accounting Policies And Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets, including goodwill, and reserves for restructuring and related activities. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue Recognition.    We record product revenues and related cost of sales on the date of shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved. Unless otherwise stated in our product literature, we generally provide a one to two year warranty on all products materials and workmanship, and establish reserves for potential warranty returns as products are shipped. Defective products will be either repaired or replaced, at our option, upon meeting certain criteria.

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

        We sell certain products that include software, which is integral to the functionality of the product. When such products do not require significant production, modification or customization of the software, we recognize revenue upon delivery, assuming the fee is fixed and collectibility is probable. If an arrangement requires significant production, modification or customization of the software, we account for the arrangement on the percentage of completion method of accounting as the costs are incurred.

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

        Impairment of Assets and Restructuring.    We assess the impairment of long lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

        On April 1, 2002, we adopted FASB 142. Under SFAS 142, goodwill is subject to annual impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units' net assets, including goodwill. Pursuant to SFAS 142, we tested our goodwill for impairment, and determined there was no requirement for an impairment charge.

        During fiscal 2002, we recorded reserves in connection with the discontinuation of out Mariner Networks subsidiary, the sale of the assets of our Gyyr CCTV Products line and the restructuring of our European operations. These reserves include estimates pertaining to employee separation costs and facility closure costs. Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated.

Results of Operations

        The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended June 30,
	2001	2002
Net sales	65.3%	59.4%
Contract revenues	34.7	40.6

Total net sales and contract revenues	100.0%	100.0%
Gross profit—net sales	32.9	49.6
Gross profit—contract revenues	32.8	34.0
Selling, general and administrative expense	42.8	33.9
Research and development expense	13.0	11.5

Operating loss	(23.0)	(2.1)
Non-operating income (expense):
Other income	—	3.9
Interest expense, net	(3.6)	(3.6)
Income taxes (benefit)	—	—
Minority interest in earnings of subsidiary	—	(6.7)
Loss from discontinued operations, net of income taxes	(18.1)	—
Extraordinary loss from early extinguishment of debt	(2.8)	—

Net loss	(47.5)%	(8.5)%

        Net Sales and Contract Revenues.    Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal agencies ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects and ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States government and foreign entities for space-borne recorders. Total net sales and contract revenues decreased 6.6% to $15.3 million for the three months ended June 30, 2002 compared to $16.4 million for the corresponding period of the prior fiscal year.

        Net sales decreased 15.1% to $9.1 million for the three months ended June 30, 2002 compared to $10.7 million in the corresponding period of the prior fiscal year. The decrease in net sales in the three months ended June 30, 2002 was attributable to our sale of the Gyyr CCTV Products division ("CCTV") in September 2001. CCTV product sales comprised $4.9 million of net sales in the three months ended June 30, 2001. The Company experienced increased sales in Broadcast, Zyfer and Iteris in the three months ended June 30, 2002 compared to the corresponding period of the prior fiscal year. Iteris sales growth reflects increased unit sales of Vantage video detection systems. Broadcast experienced increased unit sales of its AIRO automation systems, and Zyfer experienced increased sales of its CommSynch II products and revenue contribution from the sale of its E-911 position location systems used in cellular base station applications, which began shipping in the three months ended June 30, 2002. Zyfer did not offer the E-911 product offering in the three months ended June 30, 2001. MAXxess sales were relatively flat in the three months ended June 30, 2002 compared to the corresponding period of the prior fiscal year.

        Contract revenues increased 9.3% to $6.2 million in the three months ended June 30, 2002 compared to $5.7 million in the corresponding period of the prior fiscal year. The increase in contract revenues largely reflects an increase in Iteris' contract revenues for ITS systems design and consulting projects.

        Contract revenues derived from Iteris represented 90.0% of total contract revenues in the three months ended June 30, 2002 compared to 88.4% of total contract revenues in the corresponding period of the prior fiscal year. Contract revenues derived from the sale of space-borne recorders and related service and equipment to agencies of the United States Government were relatively flat during the three months ended June 30, 2002 compared to the corresponding period of the prior fiscal year.

        Gross Profit.    Total gross profit increased 22.9% to $6.6 million in the three months ended June 30, 2002 compared to $5.4 million in the corresponding period of the prior fiscal year. Total gross profit as a percent of net sales and contract revenues increased to 43.3% in the three months ended June 30, 2002 compared to 32.9% in the corresponding period of the prior fiscal year. Gross profit as a percentage of net sales increased to 49.6% in the three months ended June 30, 2002 compared to 32.9% in the corresponding period of the prior fiscal year.

        The increase in gross profit in the three months ended June 30, 2002 compared to the corresponding period of the prior fiscal year reflects increased gross profit on net sales in Iteris, Broadcast and Zyfer. Iteris' gross profits improved primarily as a result of a 69.1% increase in Vantage sales and related improved manufacturing efficiencies. Broadcast experienced improved gross profit as a result of its focus on the sale of higher margin AIRO Automation Systems, and fewer sales of automated tape libraries, which historically had low gross profits relative to sales. Zyfer's gross profits improved as a result an 88.3% growth in Zyfer revenues accompanied by an improved mix of products containing higher gross profits. The increase in gross profit in the three months ended June 30, 2002 also reflects the benefit of the divestiture of the Gyyr CCTV Product line in September 2001, which historically had low gross margins relative to net sales.

        Gross profit as a percent of contract revenues increased to 34.0% in the three months ended June 30, 2002 compared to 32.8% in the corresponding period of the prior fiscal year. We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity primarily affects the related gross profit recognized in any given period.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 26.0% to $5.2 million (or 33.9% of total net sales and contract revenues) in the three months ended June 30, 2002 compared to $7.0 million (or 42.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Approximately $477,000 of the decrease reflects the impact of Statement 142, which we adopted on April 1, 2002. As a result of our adoption of Statement 142, we did not incur expense for the amortization of goodwill during the three months ended June 30, 2002. Approximately $360,000 of the decrease reflects reductions associated with the restructuring of the Broadcast product line and related sales and marketing organization associated with its general reorganization. The balance of the decrease is primarily associated with the divestiture of the assets of the Gyyr CCTV product line in September 2001, which resulted in a substantial reduction in selling, general and administrative expenses.

        Research and Development Expense.    Research and development expense decreased 17.9% to $1.7 million (or 11.5% of total net sales and contract revenues) in the three months ended June 30, 2002 compared $2.1 million (or 13.0% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Product development activity and costs related to the Gyyr CCTV product line were eliminated concurrent with the divestiture of the Gyyr CCTV Product line in September 2001. Most of the decrease in research and development is related to the divestiture of the CCTV product line, partially offset by increased development costs to support continued development of our AutoVue product line at Iteris. Most of our development costs are incurred for payroll and related benefits and prototype material and consulting fees. For competitive reasons, we closely guard the confidentiality of specific development projects.

        Other Income.    In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. In connection with the sale, the Company realized a gain of $8.2 million, of which approximately $640,000 was recognized in the three months ended June 30, 2002. The balance of the gain is expected be recognized over the related leaseback periods.

        Interest Expense.    Interest expense decreased 6.7% in the three months ended June 30,2002 compared to the corresponding period of the prior fiscal year. As a result of sale and leaseback of our Anaheim, California facilities, the $16.4 million outstanding indebtedness under the 2001 promissory note was repaid. The decrease in interest expense in the three months ended June 30, 2002 reflects lower average outstanding borrowings compared to the corresponding period of the prior fiscal year

        Extraordinary Item.    The extraordinary loss recognized in the three months ended June 30, 2001 relates to a prepayment penalty on the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

        Income Taxes.    We have not provided income tax benefit for the losses incurred in the three months ended June 30, 2002 and the corresponding period of the prior fiscal year due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

        During the three months ended June 30, 2002, we used $1.1 million of cash to fund our operations, which reflects our net loss of $1.3 million increased by non-cash gains of $640,000 related to the sale of our real estate assets, and reduced by non-cash charges of $395,000 for depreciation and amortization, $1.0 million in charges related to the minority interest in our Iteris subsidiary, and an aggregate of $880,000 related to the net change in inventories, prepaid expenses and accounts receivable. As of June 30, 2002, we had cash and cash equivalents of $1.3 million.

        In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under the 2001 promissory note, which was secured by a first deed of trust on our Anaheim facilities. In connection with the sale and leaseback, the Company pledged cash of $3.0 million to secure its obligations under the lease. The pledged amounts will be released to the Company based upon its continued compliance with financial covenants and performance under the lease. The balance of the proceeds from this sale was used for general working capital purposes. We committed to lease one of the two buildings on the property for a period of ten years, and to lease the other building for a period of 30 months.

        The Company's contractual obligations are as follows at June 30, 2002

	Payments Due by Period (in thousands)
	Total	1 year or less	2-3 years	4-5 years	After 5 years
Lines of credit	$1,250	$—	$1,250	$—	$—
Capital lease obligations	115	115	0	—	—
Operating leases	20,230	2,843	4,764	3,650	8,973

Total	21,595	2,958	6,014	3,650	8,973

        We expect that our operations will continue to use net cash at least through the second quarter of fiscal 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. However, we cannot be certain that we will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable to us, or at all. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Recent Accounting Pronouncements

        In 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. At June 30, 2002, we had goodwill of approximately $9.8 million. Pursuant to SFAS 142, we tested our goodwill for impairment and determined there was no requirement for an impairment charge.

        On a pro forma basis, application of the non-amortization provision of SFAS 141 would have resulted in a net loss in the three months ended June 30, 2001 of $7.3 million.

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

        We Have Experienced Substantial Losses and Expect Future Losses.    We experienced operating losses of $0.3 million in the three months ended June 30, 2002, $10.8 million in the year ended March 31, 2002, $37.9 million in the year ended March 31, 2001 and $32.9 million in the year ended March 31, 2000. In the quarter ended September 30, 2001, we downsized our business in connection with our sale of the Gyyr CCTV Products line, the discontinuation of the business of our Mariner Networks subsidiary and the reorganization of our European operations. We cannot assure you that our efforts to downsize our operations will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        We Will Need to Raise Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All.    We have generated significant net losses in recent periods, and have experienced negative cash flows from operations of $1.1 million in the three months ended June 30, 2002, $18.2 million in the year ended March 31, 2002 and $20.1 million in the year ended March 31, 2001. Although we completed the sale of our Anaheim, California property in May 2002, the majority of the proceeds of such sale were used to repay outstanding short-term indebtedness. We anticipate that we will need to raise additional capital in the future. Our Iteris subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004. Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility (although there were no amounts outstanding under the line of credit at June 30, 2002). We also incurred cash obligations in the amount of $3.0 million payable over the next seven months related to the discontinuation of Mariner Networks and the reorganization of our European operations. We plan to raise additional capital in the near future, either through bank borrowings, other debt or equity financings, or the divestiture of business units or select assets. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses and cash requirements, raise substantial doubt about our ability to continue as a going concern.

        Our capital requirements will depend on many factors, including:

  •
  our ability to control costs;

  •
  market acceptance of our products and the overall level of sales of our products;

  •
  our ability to generate operating income;

  •
  increased research and development funding, and required investments in our business units;

  •
  increased sales and marketing expenses;

  •
  technological advancements and our competitors' response to our products;

  •
  capital improvements to new and existing facilities;

  •
  potential acquisitions of businesses and product lines;

  •
  our relationships with customers and suppliers; and

  •
  general economic conditions including the effects of the current economic slowdown and international conflicts.

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

        The Trading Price of Our Common Stock Is Volatile.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $1.27 per share and as high as $29.44 per share. In April 2002, because we failed to meet the minimum stockholder's equity requirement for continued listing on the Nasdaq National Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq National Market and subsequently approved for listing on the Nasdaq SmallCap Market. If our stock price continues to decline or declines below $1.00 per share for a period of time, our common stock could be subject to delisting from the Nasdaq SmallCap Market and there may not be a market for our stock. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

  •
  quarterly variations in operating results;

  •
  our ability to control costs and improve cash flow;

  •
  shortages announced by suppliers;

  •
  announcements of technological innovations or new products by our competitors, customers or us;

  •
  acquisitions or businesses, products or technologies;

  •
  changes in pending litigation or new litigation;

  •
  changes in investor perceptions;

  •
  our ability to spin-off any business unit;

  •
  applications or product enhancements by us or by our competitors; and

  •
  changes in earnings estimates or investment recommendations by securities analysts.

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

        We Depend on Government Contracts and Subcontracts and Face Additional Risks Related to Fixed Price Contracts.    A significant portion of the sales by Iteris and a portion of our sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 24%, 26% and 38% of our total net sales and contract revenues for the years ended March 31, 2000, 2001 and 2002, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

  •
  long purchase cycles or approval processes;

  •
  competitive bidding and qualification requirements;

  •
  performance bond requirements;

  •
  changes in government policies and political agendas;

  •
  delays in funding, budgetary constraints and cut-backs; and

  •
  milestone requirements and liquidated damage provisions for failure to meet contract milestones.

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

  •
  our ability to raise additional capital;

  •
  our significant investment in research and development for our subsidiaries and business units;

  •
  our ability to control costs;

  •
  international conflicts and acts of terrorism;

  •
  our ability to develop, introduce, market and gain market acceptance of new products applications and product enhancements in a timely manner;

  •
  the size, timing, rescheduling or cancellation of significant customer orders;

  •
  the introduction of new products by competitors;

  •
  the availability of components used in the manufacture of our products;

  •
  changes in our pricing policies and the pricing policies by our suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

  •
  the long lead times associated with government contracts or required by vehicle manufacturers;

  •
  our success in expanding and implementing our sales and marketing programs;

  •
  the effects of technological changes in our target markets;

  •
  our relatively small level of backlog at any given time;

  •
  the mix of sales among our business units;

  •
  deferrals of customer orders in anticipation of new products, applications or product enhancements;

  •
  the risks inherent in our acquisitions of technologies and businesses;

  •
  risks and uncertainties associated with our international business;

  •
  currency fluctuations and our ability to get currency out of certain foreign countries; and

  •
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

        Our Operating Strategy for Developing Companies is Expensive and May Not Be Successful.    Our business strategy historically has required us to make significant investments in our business units. These investments are expensive and require the commitment of significant time and resources. We expect to continue to invest in the development of certain of our business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders through an initial public offering, spin-off or sale to a strategic buyer. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to achieve profitability in any business unit, to complete any private or public offerings of securities by any of our business units, and/or to spin-off our interest in the business unit to our stockholders will depend upon many factors, including:

  •
  the overall performance and results of operations of the particular business unit;

  •
  the potential market for our business unit;

  •
  our ability to assemble and retain a qualified management team for the business unit;

  •
  our financial position and cash requirements;

  •
  the business unit's customer base and product line;

  •
  the current tax treatment of spin-off and sale transactions, and our ability to obtain favorable determination letters from the Internal Revenue Service; and

  •
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

        We Must Keep Pace with Rapid Technological Change to Remain Competitive.    Our target markets are in general characterized by the following factors:

  •
  rapid technological advances;

  •
  downward price pressure in the marketplace as technologies mature;

  •
  changes in customer requirements;

  •
  frequent new product introductions and enhancements; and

  •
  evolving industry standards and changes in the regulatory environment.

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

        Our future success will also depend in part on the success of several recently introduced products including CommSync II, a Zyfer solution for applying precision and timing and synchronization systems to high performance communication systems; AutoVue, our lane departure warning system; and AIRO 9.0, our broadcast automation solution. Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. Our business and results of operations could be seriously harmed by any significant delays in our new product development. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

        Iteris currently outsources the manufacture of its AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

        We Have Significant International Sales and Are Subject to Risks Associated with Operating in International Markets.    International sales represented 6% of our net sales and contract revenues for the three months ended June 30, 2002, 10% of our net sales and contract revenues for the fiscal year ended March 31, 2002 and 20% for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, we reorganized our European operations, which included the discontinuation of our Odetics Europe Ltd., MAXxess Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. This reorganization may result in significantly lower international sales in future periods and unanticipated liabilities related to the closures and we may not achieve the anticipated cost savings. We may also face challenges in managing and transitioning our international operations due to our limited experience operating through branch offices. In addition, the recent terrorist attacks in the United States and heightened security may adversely impact our international sales and could make our international operations more expensive.

        International business operations are also subject to other inherent risks, including, among others:

  •
  unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

  •
  longer accounts receivable payment cycles;

  •
  difficulties in managing and staffing international operations;

  •
  potentially adverse tax consequences;

  •
  the burdens of compliance with a wide variety of foreign laws;

  •
  import and export license requirements and restrictions of the United States and each other country in which we operate;

  •
  exposure to different legal standards and reduced protection for intellectual property rights in some countries;

  •
  currency fluctuations and restrictions; and

  •
  political, social and economic instability.

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

  •
  potential disruption of our ongoing business and the diversion of our resources and management's attention;

  •
  the failure to retain or integrate key acquired personnel;

  •
  the challenge of assimilating diverse business cultures, and the difficulties in integrating the operations, technologies and information system of the acquired companies;

  •
  increased costs to improve managerial, operational, financial and administrative systems and to eliminate duplicative services;

  •
  the incurrence of unforeseen obligations or liabilities;

  •
  potential impairment of relationships with employees or customers as a result of changes in management; and

  •
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

        We Are Controlled by Certain of Our Officers and Directors.    As of June 30, 2002, our officers and directors beneficially owned approximately 24% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

        Our Stock Structure and Certain Anti-Takeover Provisions May Affect the Price of Our Common Stock or Discourage Certain Corporate Transactions.    Certain provisions of our certificate of

incorporation and our stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our Class A common stock entitles the holder to one-tenth of one vote per share and our Class B common stock entitles the holder to one vote per share. The disparity in the voting rights between our common stock, as well as our insiders' significant ownership of the Class B common stock, could discourage a proxy contest or make it more difficult for a third party to effect a change in our management and control. In addition, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock, as well as additional shares of Class B common stock. Our future issuance of preferred stock or Class B common stock could be used to discourage an unsolicited acquisition proposal.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Substantially all of our debt outstanding at June 30, 2002 bears interest at prime plus 4%. A 10% increase in interest rate would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our debt outstanding approximate fair value.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    10.1      American Industrial Real Estate Association Standard Industrial/Commercial Lease for 1515 S. Manchester Ave, Anaheim, CA.

    10.2      American Industrial Real Estate Association Standard Industrial/Commercial Lease for 1585 S. Manchester Ave, Anaheim, CA.

    99.1      Periodic Report Certification

  (b)
  Reports on Form 8-K

    In connection with the sale and leaseback of its headquarters and principal operating facilities in Anaheim, California (the "Property") at 1515 S. Manchester Ave on May 28, 2002, we filed a Form 8-K to report the transaction. The Sale-Leaseback was consummated pursuant to a Purchase and Sale agreement and two leases between Odetics and 1515 S. Manchester, LLC, pursuant to which Odetics sold the Property for $22.6 million and will continue to lease one of the three buildings located on the Property for an initial ten-year period at a rate of $152,150 per month and a second building located on the Property for a period of 30 months at a rate of approximately $57,553 per month.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODETICS, INC. (Registrant)

	By:	/s/ GREGORY A. MINER Gregory A. Miner Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ GARY SMITH Gary Smith Vice President and Controller (Principal Accounting Officer)
Dated: August 14, 2002

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
ODETICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts) (unaudited)
ODETICS, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
ODETICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ODETICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES