Form 10-Q
period 2002-09-30
ODETICS INC
filed 2002-11-14
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Number of shares of Common Stock outstanding as of NOVEMBER 11, 2002:

Class A Common Stock—14,080,914 shares.
Class B Common Stock—1,035,841 shares.

        In this Report, "Odetics," the "Company," "we," "us" and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I    FINANCIAL INFORMATION

ODETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Net sales and contract revenues:
Net sales	$10,302	$8,026	$21,002	$17,114
Contract revenues	5,675	5,721	11,359	11,936

Total net sales and contract revenues	15,977	13,747	32,361	29,050
Costs and expenses:
Cost of sales	6,253	4,773	13,430	9,356
Cost of contract revenues	3,575	3,585	7,395	7,684

Gross Profit	6,149	5,389	11,536	12,010

Selling, general and administrative expense	6,408	5,433	13,418	10,647
Research and development expense	2,318	1,586	4,455	3,340
Restructuring charge	1,422	—	1,422	—

Total operating expenses	10,148	7,019	19,295	13,987

Operating loss	(3,999)	(1,630)	(7,759)	(1,977)

Non-operating items:
Other income	1,072	—	1,072	630
Interest expense, net	(1,190)	(41)	(1,785)	(596)

Loss before income taxes	(4,117)	(1,671)	(8,472)	(1,943)
Income tax benefit	—	—	—	—

Loss from continuing operations before minority interest	(4,117)	(1,671)	(8,472)	(1,943)
Minority interest in earnings of subsidiary	174	946	174	1,974

Loss from continuing operations	$(4,291)	(2,617)	(8,646)	(3,917)
(Loss) from discontinued operations (including loss on disposal of $8,361), net of taxes of $0	(10,873)	—	(13,843)	—
Extraordinary loss from early extinguishment of debt, net of tax of $0	—	—	(450)	—

Net loss	$(15,164)	$(2,617)	$(22,939)	$(3,917)

Loss per share:
Loss from continuing operations	$(0.41)	$(0.18)	$(0.82)	$(0.29)
Loss from discontinued operations	(1.03)	0.00	(1.31)	0.00
Extraordinary loss from the early extinguishment of debt	0.00	0.00	(0.04)	0.00

Loss per share	$(1.43)	$(0.18)	$(2.17)	$(0.29)

Shares used in calculating loss per share:
Basic and diluted	10,579	14,283	10,566	13,435

See notes to consolidated financial statements

ODETICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	September 30, 2002
	(Audited)	(Unaudited)
ASSETS:
Current assets:
Cash	$408	$755
Trade accounts receivable, net	10,301	11,801
Costs and estimated earnings in excess of billings on uncompleted contracts	3,565	2,839
Inventories:
Finished goods	1,034	3,116
Work in process	103	589
Materials and supplies	7,275	4,110

Total inventories	8,412	7,815
Income taxes receivable	785	98
Prepaid expenses	1,045	1,565
Assets to be disposed of from discontinued operations	205	275

Total current assets	24,721	25,148
Restricted cash	—	3,016
Property, plant and equipment:
Land	2,060	—
Buildings and improvements	19,014	54
Equipment, furniture and fixtures	28,087	28,335

	49,161	28,389
Less accumulated depreciation	(31,441)	(24,809)

Net property, plant and equipment	17,720	3,580
Goodwill, net	9,769	9,807
Other assets	28	136

Total assets	$52,238	$41,687

See notes to consolidated financial statements

ODETICS, INC.
CONSOLIDATED BALANCE SHEETS (cont'd)
(in thousands)

	March 31, 2002	September 30, 2002
	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$6,611	$6,521
Accrued payroll and related	5,295	6,180
Accrued expenses	1,373	932
Contract loss accrual	600	450
Billings in excess of costs and estimated earnings on uncompleted contracts	2,236	1,358
Revolving line of credit	—	—
Liabilities of discontinued operations	1,800	841
Current portion of long-term debt	16,133	13

Total current liabilities	34,048	16,295
Revolving line of credit	2,017	1,250
Long-term debt, less current portion	25	—
Deferred gain on sale of building	—	7,132
Minority interest	10,893	12,867
Stockholders' equity:
Preferred stock, 2,000,000 shares authorized; none issued	—	—
Common stock, authorized 50,000,000 shares of Class A and 2,600,000 shares of Class B; 14,080,914 shares of Class A and 1,035,841 shares of Class B issued and outstanding at September 30, 2002 — $.10 par value	1,252	1,512
Paid-in capital	89,134	91,959
Treasury stock	(1)	(1)
Notes receivable from associates	(51)	(51)
Retained earnings	(85,320)	(89,237)
Accumulated other comprehensive income	241	(39)

Total stockholders' equity	5,255	4,143

Total liabilities and stockholders' equity	$52,238	$41,687

See notes to consolidated financial statements

ODETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2001	2002
Operating activities
Net loss from continuing operations	$(9,096)	$(3,917)
Net loss from discontinued operations	(13,843)	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,126	631
Amortization of warrants	369	246
Asset impairments and costs to exit — Mariner Networks	8,361	—
Minority interest in earnings of subsidiary	174	1,974
Loss on sale of Iteris common stock	1,021	35
Gain on sale of product line	(2,579)	—
Gain on sale and leaseback transactions	—	(640)
Other	102	(418)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,093	(1,500)
(Increase) decrease in net costs and estimated earnings in excess of billings	(650)	(152)
(Increase) decrease in inventories	6	597
(Increase) decrease in prepaids and other assets	(951)	9
Change in net assets of discontinued operations	(535)	(1,029)
Increase (decrease) in accounts payable and accrued expenses	1,799	204

Net cash used in operating activities	(11,603)	(3,960)
Investing activities
Purchases of property, plant, and equipment	(177)	(257)
Proceeds from sale of Gyyr CCTV products line	9,884	—
Proceeds from sale of building	—	18,951
Other	502	(280)

Net cash used in investing activities	10,209	18,414
Financing activities
Proceeds from revolving line of credit and long-term borrowings	19,197	—
Principal payments on line of credit, long-term debt and capital lease obligations	(22,326)	(17,158)
Proceeds from sale of Iteris common stock	1,922	201
Proceeds from sale of Iteris preferred stock	4,988	—
Proceeds from issuance of Odetics common stock	—	2,850

Net cash provided by (used in) financing activities	3,781	(14,107)

Increase in cash	2,387	347
Cash at beginning of year	2,218	408

Cash at September 30	$4,605	$755

Non-cash transactions
Stock issuance to former shareholders of Meyer, Mohaddes Associates, Inc.	250	—
Issuance of warrants	1,357	—
Restricted cash received on sale of building	—	3,016
Contribution of common stock to 401K	—	141
Conversion of note payable and accrued interest into Iteris common stock	4,203	—

See notes to consolidated financial statements

ODETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Operations

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of September 30, 2002 and the consolidated results of operations and cash flows for the six months ended September 30, 2001 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission on July 1, 2002.

        During the six months ended September 30, 2002, we used $4.0 million of cash to fund our operations. Operating cash flow reflects our net loss of $3.9 million increased for non-cash gains of $640,000 related to the sale of our real estate assets, and a $1.9 million decrease in working capital, offset by non-cash charges of $2.0 million related to the minority interest in our Iteris subsidiary and $631,00 for depreciation and amortization. As of September 30, 2002, we had cash and cash equivalents of $800,000.

        In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under the 2001 promissory note, which was secured by a first deed of trust on our Anaheim facilities. In connection with the sale and leaseback, we pledged cash of $3.0 million to secure our obligations under the lease. The pledged amounts will be released to us based upon our continued compliance with financial covenants and performance under the lease. The balance of the proceeds from this sale was used for general working capital purposes. We committed to lease one of the two buildings on this property for a period of ten years, and to lease the other building for a period of 30 months.

        We have lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases including the leaseback of the Anaheim facilities at September 30, 2002 is as follows:

Fiscal Year	(in thousands)
2003	$1,422
2004	$2,677
2005	$2,341
2006	$1,825
2007	$1,825
Thereafter	$9,429

        We expect that our operations will continue to use net cash at least through the third quarter of fiscal 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. However, we cannot be certain that we will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable to us on a timely basis, or at all. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Note 2—Income Taxes

        Income tax expense (benefit), if any, for the three and six months ended September 30, 2001 and 2002 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. We did not provide income tax benefit for the losses incurred in the three and six months ended September 30, 2001 and September 30, 2002 due to the uncertainty as to the ultimate realization of the benefit at that time.

Note 3—Long-Term Debt

	March 31, 2002	September 30, 2002
	(in thousands)
Revolving line of credit	$2,017	$1,250
Notes payable	15,756	—
Contracts payable	402	13

	18,175	1,263
Less current portion	16,133	13

	$2,042	$1,250

Note 4—Legal Proceedings

        We are not a party to any material legal proceedings as of the date of this Report.

Note 5—Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the three months and six months ended September 30, 2001 and 2002 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Net loss	$(15,164)	$(2,617)	$(22,939)	$(3,917)
Foreign currency translation adjustment	157	(149)	502	(280)

Comprehensive loss	$(15,007)	$(2,766)	$(22,437)	$(4,197)

Note 6—Business Segment Information

        Odetics operates in three reportable segments: intelligent transportation systems ("ITS"), video products, which include products for the television broadcast and video security markets, and telecommunications products. Selected financial information for our reportable segments for the three and six months ended September 30, 2001 and 2002 are as follows (in thousands):

	Intelligent Transportation Systems	Video Products	Telecom Products	Total
Three Months Ended September 30, 2001
Revenue from external customers	$9,637	$5,160	$1,180	$15,977
Segment loss	1,032	(1,195)	(942)	(1,105)
Three Months Ended September 30, 2002
Revenue from external customers	9,684	1,628	2,435	13,747
Segment income (loss)	568	(1,169)	(131)	(732)

        The following reconciles segment income (loss) to consolidated loss before income taxes (in thousands):

	Three Months Ended September 30,
	2001	2002
Total profit or loss for reportable segments	(1,105)	(732)
Other profit or (loss)	1,054	(25)
Unallocated amounts:
Corporate and other expenses	(1,454)	(873)
Special charge	(1,422)	—
Interest expense	(1,190)	(41)

Loss from continuing operations	$(4,117)	$(1,671)

	ITS	Video Products	Telecom Products	Total
Six Months Ended September 30, 2001
Revenue from external customers	$17,349	$12,588	$2,424	$32,361
Segment income (loss)	1,035	(2,228)	(2,002)	$(3,195)
Six Months Ended September 30, 2002
Revenue from external customers	19,943	4,301	4,806	29,050
Segment income (loss)	1,495	(1,620)	(195)	(320)

        The following table reconciles loss from continuing operations before minority interest in thousands:

	Six Months Ended September 30,
	2001	2002
	(in thousands)
Total profit or loss for reportable segments	(3,195)	(320)
Other profit or loss	211	580
Unallocated amounts:
Corporate and other expenses	(2,281)	(1,607)
Special charge	(1,422)	—
Interest expense	(1,785)	(596)

loss from continuing operations	$(8,472)	$(1,943)

Note 7—Recent Accounting Pronouncements

        In 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. At September 30, 2002, we had goodwill of approximately $9.8 million. Pursuant to SFAS 142, we tested our goodwill for impairment and determined there was no requirement for an impairment charge.

        On a pro forma basis, application of the non-amortization provision of SFAS 141 would have resulted in a net loss of $14.7 million and $22.0 million in the three and six month periods ended September 30, 2001.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning our ability to achieve profitability or obtain a new credit line and secure other sources of capital, our ability to sell existing assets, projected revenues, expenses and results of operations, cash requirements, supply issues, market acceptance of new products, our business strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." Our actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to re-publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

        We define our business segments as ITS, video products and telecom products. The ITS segment consists of our majority-owned subsidiary, Iteris, Inc. The video products segment includes our wholly-owned subsidiaries, Broadcast, Inc. and MAXxess Systems, Inc. (previously known as Gyyr Incorporated). The telecom products segment consists of Zyfer, Inc., our wholly-owned subsidiary (formerly known as our Communications division). In April 2001, Gyyr separated its operations into two divisions, the Gyyr CCTV Products line, which manufactures analog and digital storage solutions, and the Gyyr Electronic Access Control line, which manufactures enterprise security management systems. In September 2001, we sold substantially all of the assets and certain liabilities of the Gyyr CCTV Products line. In connection with the sale, we changed the name of Gyyr to MAXxess Systems, Inc. to reflect the focus of the business on electronic access control and Environmental Security Systems. All references to our subsidiaries in this Report include the prior business and results of operations of such subsidiaries as our business units prior to their incorporation.

        In September 2001, in connection with our continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved the immediate discontinuation of Mariner Networks, Inc., our wholly owned subsidiary. Mariner had previously been included within our telecom products segment. Losses from the operations of Mariner are included in the loss from discontinued operations of $13.8 million during the six months ended September 30, 2001.

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

Critical Accounting Policies And Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets, including goodwill, and reserves for restructuring and related activities. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Results of Operations

        The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Net sales	64.5%	58.4%	64.9%	58.9%
Contract revenues	35.5	41.6	35.1	41.1

Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Gross profit—net sales	39.3	40.5	36.1	45.3
Gross profit—contract revenues	37.0	37.3	34.9	35.6
Selling, general and administrative expense	40.1	39.5	41.5	36.7
Research and development expense	14.5	11.5	13.8	11.5
Restructuring charge	8.9	—	4.4	—

Operating loss	(25.0)	(11.9)	(24.0)	(6.8)
Non-operating income (expense):
Other income	6.7	—	3.3	2.2
Interest expense, net	(7.4)	(0.3)	(5.5)	(2.1)
Income taxes (benefit)	—	—	—	—
Minority interest in earnings of subsidiary	1.1	6.9	0.5	6.8
Loss from discontinued operations, net of income taxes	(68.1)	—	(42.8)	—
Extraordinary loss from early extinguishment of debt	—	—	(1.4)	—
Net loss	(94.9)%	(19.0)%	(70.9)%	(13.5)%

        Net Sales and Contract Revenues.    Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal agencies ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues decreased 14.0% to $13.8 million for the three months ended September 30, 2002, compared to $16.0 million in the corresponding period of the prior fiscal year, and decreased 10.2% to $29.1 million for the six months ended September 30, 2002, compared to $32.4 million in the corresponding period of the prior fiscal year. Iteris continued to represent a minimal source of our combined net sales and contract revenue for the three and six months ended September 30, 2002.

        Net sales decreased 22.1% to $8.0 million for the three months ended September 30, 2002, compared to $10.3 million in the corresponding period of the prior fiscal year and decreased 18.5% to $17.1 million for the six months ended September 30, 2002, compared to $21.0 million in the corresponding period of the prior fiscal year. The decrease in net sales in the three and six months ended September 30, 2002 was primarily attributable to our sale of the Gyyr CCTV Products line ("CCTV") in September 2001. CCTV product sales comprised $3.4 million and $8.3 million of net sales in the three and six months ended September 30, 2001, respectively. Excluding the contribution to net sales from CCTV sales in 2001, net sales increased 16.2% for the three months ended September 30, 2002 and increased 34.6% for the six months ended September 30, 2002. The increase in the three months ended September 30, 2002 primarily reflects a 291.2% increase in Zyfer sales. The increase in Zyfer's net sales reflects increased unit sales of its CommSynch II products and the revenue contribution in the current fiscal year of its E-911 position location systems used in cellular base station applications. Zyfer's E-911 position location systems were not part of its product offering in the prior fiscal year. Broadcast and MAXxess sales were relatively flat in the three months ended September 30, 2002 compared to the corresponding period of the prior fiscal year. The increase in the six months ended September 30, 2002 primarily reflects increased Zyfer and Iteris net sales. For the six months ended September 30, 2002, Zyfer's net sales increased 229.3% due to increased sales of CommSynch II products and E-911 position location systems. Iteris sales growth reflects increased unit sales of Vantage video detection systems. Broadcast and MAXxess sales were relatively unchanged in the six months ended September 30, 2002 compared to the corresponding period of the prior fiscal year.

        Contract revenues were relatively flat at $5.7 million for the three months ended September 30, 2002, and 2001 and increased 5.1% to $11.9 million for the six months ended September 30, 2002 compared to $11.4 million in the corresponding period of the prior fiscal year. The increase in contract revenues in the six months ended September 30, 2002 reflects an increase in Iteris' contract revenues for ITS projects, partially offset by decreased contract revenues in Zyfer.

        Gross Profit.    Gross profit as a percentage of net sales increased to 40.5% for the three months ended September 30, 2002 compared to 39.3% in the corresponding period in the prior fiscal year. Gross profit as a percentage of net sales increased to 45.3% for the six months ended September 30, 2002 compared to 36.1% in the corresponding period in the prior fiscal year. The increases in the three and six month periods compared to the corresponding periods of the prior fiscal year primarily reflects both the higher gross margins realized on net sales of Zyfer products and the increased absorption of manufacturing overhead costs resulting from increased net sales at Zyfer.

        Gross profit as a percentage of contract revenues was substantially unchanged in the three months ended September 30, 2002, compared to the corresponding period of the prior fiscal year. Gross profit as a percentage of contract revenues in Iteris increased to 35.2% in the three months ended September 30, 2002 compared to 33.2% in the corresponding period of the prior fiscal year. The increase in Iteris gross profit was offset by a corresponding decrease in gross profit on Zyfer contract revenues. Gross profit as a percentage of contract revenues increased to 35.6% in the six months ended September 30, 2002 compared to 34.9% in the corresponding period of the prior fiscal year. The increase reflects improved gross profits on contracts contributing to Iteris revenue. The underlying mix of contracts at any given time will impact quarterly gross profit performance on contract revenues, and the changes in the three and six month periods ended September 30, 2002 are not indicative of any particular trend. We recognize contract revenues and the related gross profit using percentage of completion contract accounting.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 15.2% to $5.4 million (or 39.5% of total net sales and contract revenues) in the three months ended September 30, 2002 compared to $6.4 million (or 40.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense decreased 20.7% to $10.6 million (or 36.7% of total net sales and contract revenues) in the six months ended September 30, 2002 compared to $13.4 million (or 41.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Approximately $422,000 and $899,000 of the decrease in the three and six months ended September 30, 2002, respectively, relates to a reduction in charges for amortization of goodwill in connection with our adoption of SFAS Statement No. 142 on April 1, 2002. Approximately $750,000 and $1.7 million of the decrease in the three and six months ended September 30, 2002 relates to the divestiture of the assets of the Gyyr CCTV Products line in September 2001. Approximately $360,000 of the decrease in the six months ended September 30, 2002 reflects reductions associated with the restructuring of the Broadcast product line and related sales and marketing organization.

        Research and Development Expense.    Research and development expense decreased 31.6% to $1.6 million (or 11.5% of total net sales and contract revenues) in the three months ended

September 30, 2002 compared to $2.3 million (or 14.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Research and development expense decreased 25.0% to $3.3 million (or 11.5% of total net sales and contract revenues) in the six months ended September 30, 2002 compared to $4.5 million (or 13.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Product development activity and costs related to the Gyyr CCTV Product line were eliminated concurrent with the divestiture of the Gyyr CCTV product line in September 2001. Most of the decrease in research and development is related to the divestiture of the CCTV Product line in addition to reduced development expenses in Zyfer. Reduced research and development expenses in Zyfer are primarily due to lower spending to support development of network security processors. These decreases were primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. For competitive reasons, we closely guard the confidentiality of our specific development projects.

        Restructuring Charge.    During the three months ended September 30, 2001, we incurred costs related to the restructuring of our European operations, and the continued downsizing of our corporate cost structure. These costs included approximately $1.0 million for severance charges and $400,000 for the impairment of long-lived assets.

        Other Income.    During the three months ended September 30, 2001, we recognized a gain of $2.5 million on the sale of the assets of the Gyyr CCTV Product line. Also during the three months ended September 30, 2001, we sold in a secondary transaction, $1.9 million of our Iteris common stock to a group of investors, which included the management of Odetics and Iteris. We incurred a loss on this sale of $1.0 million that has been included in other income. In connection with a promissory note secured by our Anaheim real property, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and incurred $370,000 in amortization expense related to the warrant that has been included in other income.

        Interest Expense.    Interest expense decreased 96.5% to $41,000 in the three months ended September 30, 2002, compared to $1.2 million in the corresponding period of the prior fiscal year. Interest expense decreased 66.6% to $596,000 in the six months ended September 30, 2002, compared to $1.8 million in the corresponding period of the prior year. As a result of sale and leaseback of our Anaheim, California facilities, we repaid the $16.4 million outstanding indebtedness under the 2001 promissory note. The decrease in interest expense reflects lower average outstanding borrowings compared to the corresponding period of the prior fiscal year

        Extraordinary Loss.    The extraordinary loss from early extinguishment of debt incurred in the six months ended September 30, 2001 related to a prepayment penalty on the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

        Income Taxes.    We have not provided any income tax benefit for the losses incurred in the three and six months ended September 30, 2002 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

        During the six months ended September 30, 2002, we used $4.0 million of cash to fund our operations. Operating cash flow reflects our net loss of $3.9 million increased for non-cash gains of $640,000 related to the sale of our real estate assets, and a $1.9 million decrease in working capital, offset by non-cash charges of $2.0 million related to the minority interest in our Iteris subsidiary and $631,00 for depreciation and amortization. As of September 30, 2002, we had cash and cash equivalents of $800,000.

        In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under the 2001 promissory note, which was secured by a first deed of trust on our Anaheim facilities. In connection with the sale and leaseback, we pledged cash of $3.0 million to secure our obligations under the lease. The pledged amounts will be released to us based upon our continued compliance with financial covenants and performance under the lease. The balance of the proceeds from this sale was used for general working capital purposes. We committed to lease one of the two buildings on this property for a period of ten years, and to lease the other building for a period of 30 months.

        On August 16, 2002, we completed a private placement of 2,500,000 of our Class A common stock to one institutional investor for $3.0 million in cash. The transaction, net of expenses raised approximately $2.7 million in proceeds. In connection with this offering, we also issued warrants to the investor to purchase up to another 1,250,000 shares at an exercise price of $1.50 per share, and up to 1,250,000 shares at an exercise price of $1.80 per share. The warrants are exercisable at any time by the investor, and are callable by us if the market price of our Class A common stock trades for 20 consecutive days at a price equal or greater than two times the exercise price of the warrants. If all of the warrants are exercised, the total gross proceeds from this transaction will be $7.2 million. The proceeds from the transaction were used to fund general working capital requirements.

        Our contractual obligations are as follows at September 30, 2002:

	Payments Due by Period (in thousands)
	Total	1 year or less	2-3 years	4-5 years	After 5 years
Lines of credit	$1,250	$—	$1,250	$—	$—
Capital lease obligations	13	13	0	—	—
Operating leases	19,519	2,843	4,508	3,650	8,518

Total	$20,782	$2,856	$5,758	$3,650	$8,518

        We expect that our operations will continue to use net cash at least through the third quarter of fiscal 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. However, we cannot be certain that we will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable to us, on a timely basis, or at all. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Recent Accounting Pronouncements

        In 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. At September 30, 2002, we had goodwill of approximately $9.8 million. Pursuant to SFAS 142, we tested our goodwill for impairment and determined there was no requirement for an impairment charge.

        On a pro forma basis, application of the non-amortization provision of SFAS 141 would have resulted in a net loss of $14.7 million and $22.0 million in the three and six month periods ended September 30, 2001, respectively.

RISK FACTORS

        Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this Report and in the information incorporated by reference into this Report. You should consider the following risks carefully in addition to the other information contained in this Report (including the information incorporated by reference) before purchasing shares of our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

        Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended March 31, 2002, as well as our subsequent reports on Form 10-Q and 8-K.

        We Have Experienced Substantial Losses and may to Continue Experiencing Losses for the Foreseeable Future.    We experienced operating losses of $2.0 million in the six months ended September 30, 2002, $10.8 million in the year ended March 31, 2002, $37.9 million in the year ended March 31, 2001 and $32.9 million in the year ended March 31, 2000. In the three months ended September 30, 2001, we downsized our business in connection with our sale of the Gyyr CCTV Products line, the discontinuation of the business of our Mariner Networks subsidiary and the reorganization of our European operations or reduce our operating expenses. We cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        We Will Need to Raise Additional Capital in the Future, But We May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All.    We have generated significant net losses in recent periods, and have experienced negative cash flows from operations of $4.0 million in the six months ended September 30, 2002, $18.2 million in the year ended March 31, 2002 and $20.1 million in the year ended March 31, 2001. Although we completed the sale of our Anaheim, California property in May 2002, the majority of the proceeds of such sale were used to repay outstanding short-term indebtedness and $3.0 million of such proceeds have been pledged to secure our performance under the leases for our Anaheim facility. We anticipate that we will need to raise additional capital in the future. Our Iteris subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004. Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility (although there were no amounts outstanding under the line of credit at September 30, 2002). We also incurred cash obligations in the amount of $100,000 payable over the next seven months related to the discontinuation of Mariner Networks and the reorganization of our European operations.

        In August 2002 we completed a private placement of 2,500,000 shares of our Class A common stock to one institutional investor for a purchase price of $3.0 million in cash. In connection with this offering, we also issued warrants to the investor to purchase hp to an additional 2,500,000 shares of our Class A common stock. The transaction, net of expenses, raised approximately $2.7 million in proceeds. The proceeds from the transaction were used to fund general working capital requirements.

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

  •
  our relationships with customers and suppliers; and

  •
  general economic conditions, including the effects of the current economic slowdown and international conflicts.

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

        The Trading Price of Our Common Stock Is Highly Volatile and our Shares could be Delisted from the Nasdaq Small Cap Market and You May Not Be Able to Resell Your Shares of Stock At or Above the Price You Paid for Them.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.49 per share and as high as $29.44 per share. In April 2002, because we failed to meet the minimum stockholder's equity requirement for continued listing on the Nasdaq National Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq National Market and subsequently approved for listing on the Nasdaq SmallCap Market. Our stock price has been trading below the $1.00 bid price for more than the past thirty days and if our stock price continues to be below $1.00 per share for a period of time, our common stock could be subject to delisting from the Nasdaq SmallCap Market and there may not be an active trading market for our stock. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

        We Depend on Government Contracts and Subcontracts, and Because Many of our Government Contracts are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit and Could Adversely Impact our Operating Results.    A significant portion of the sales by Iteris and a portion of the sales by Zyfer were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 24%, 26% and 38% of our total net sales and contract revenues for the years ended March 31, 2000, 2001 and 2002, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

        The Recent Worldwide Economic Slowdown and Related Uncertainties Could Adversely Impact the Demand for Our Products.    Concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military actions have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, we have experienced a slowdown in customer orders, cancellations and rescheduling of backlog and higher overhead costs. In addition, recent political and social turmoil related to international conflicts and terrorist acts can be expected to put further pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

        Our Quarterly Operating Results Fluctuate as a Result of Many Factors. Therefore, We May Fail to Meet or Exceed the Expectations of Securities Analysts and Investors, Which Could Cause Our Stock Price to Decline.    Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues include, among others, the following:

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

        Due to all of the factors listed above and other risks discussed in this prospectus, our future operating results could be below the expectations of securities analysts or investors. If that happens, the trading price of our common stock could decline. As a result of these quarterly variations, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

        Our Operating Strategy for Developing Companies is Expensive, Requires the Commitment of Significant Time and Resources, and May Not Be Successful.    Our business strategy historically has required us to make significant investments in our business units. These investments are expensive and require the commitment of significant time and resources. We expect to continue to invest in the development of certain of our business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders through an initial public offering, spin-off or sale to a strategic buyer. We may not recognize the benefits of this investment for a significant period of time, if at all. Our ability to achieve profitability in any business unit, to complete any private or public offerings of securities by any of our business units, and/or to spin-off our interest in the business unit to our stockholders will depend upon many factors, including:

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

        We may not be able to achieve profitability in our business units, to complete a successful private or public offering or to spin-off any of our business units in the near future, or at all. During fiscal 2001, we attempted to complete the initial public offering of Iteris, but withdrew the offering due to adverse market conditions. Even if we are able to achieve profitability and the market is receptive to public offerings, we may decide not to complete any further offerings, not to spin-off a particular business unit, or to delay a spin-off until a later date.

        If We Do Not Keep Pace with Rapid Technological Changes and Evolving Industry Standards, We Will Not be Able to Remain Competitive and There Will Be No Demand for Our Products.    Our target markets are in general characterized by the following factors:

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

        If We are Unable to Develop and Introduce New Products and Product Enhancements Successfully and in a Cost-Effective and Timely Manner, or to Achieve Market Acceptance of Our New Products, our Operating Results Would be Adversely Affected.    We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

        We Have Significant International Sales and Our International Business Operations May be Threatened by Many Factors That are Outside of Our Control.    International sales represented 6% of our net sales and contract revenues for the six months ended September 30, 2002, 10% of our net sales and contract revenues for the fiscal year ended March 31, 2002 and 20% for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, we reorganized our European operations, which included the discontinuation of our Odetics Europe Ltd., MAXxess Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. This reorganization may result in significantly lower international sales in future periods and unanticipated liabilities related to the closures and we may not achieve the anticipated cost savings. We may also face challenges in managing and transitioning our international operations due to our limited experience operating through branch offices. In addition, the recent terrorist attacks in the United States and abroad and heightened security may adversely impact our international sales and could make our international operations more expensive.

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

        Any of the factors mentioned above may adversely affect our future international sales and, consequently, affect our business, financial condition and operating results. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

        Acquisitions of Companies or Technologies May Require Us to Undertake Significant Capital Infusions and Result in Disruptions of Our Business and Diversion of Resources and Management Attention.    Over the past few years, we have expanded our operations and made several substantial acquisitions of diverse businesses, including Intelligent Controls, Inc., International Media Integration Services, Ltd., Meyer Mohaddes Associates, Inc., Viggen Corporation, and certain assets of the Transportation Systems business of Rockwell International. We may engage in acquisitions of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

        The Markets in Which We Operate Are Highly Competitive and Have Many More Established Competitors, Which Could Adversely, Affect Our Sales or the Market Acceptance of Our Products.    We compete with numerous other companies in our target markets and we expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

        We Do Not Have Employment Agreements with Any Key Personnel and We May be Unable to Attract and Retain Key Personnel, Which Could Seriously Harm Our Business.    Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chairman of the Board, who recently retired as our Chief Executive Officer, and Gregory A. Miner, our Chief Executive Officer and Chief Financial Officer. The leadership transition between Mr. Slutzky and Mr. Miner could adversely affect our business. We do not have any employment contracts with any of our officers or key employees. The loss of any of these individuals could adversely affect our business, financial condition or results of operations.

        Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

        We May Not be Able to Adequately Protect or Enforce Our Intellectual Property Rights, Which Could Harm Our Competitive Position.    If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or solutions. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

        From time to time, we have received notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation in the past, and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party's intellectual property. Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

        Some of Our Directors, Officers and Their Affiliates can Control the Outcome of Matters that Require the Approval of Our Stockholders, and Accordingly We Will Not be Able to Engage in Certain Transactions Without Their Approval.    As of November 8, 2002, our officers and directors beneficially owned approximately 21% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

        Our Stock Structure and Certain Anti-Takeover Provisions May Affect the Price of Our Common Stock and Discourage a Third Party from Acquiring Us.    Certain provisions of our certificate of incorporation and our stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our Class A common stock entitles the holder to one-tenth of one vote per share and our Class B common stock entitles the holder to one vote per share. The disparity in the voting rights between our common stock, as well as our insiders' significant ownership of the Class B common stock, could discourage a proxy contest or make it more difficult for a third party to effect a change in our management and control. In addition, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock, as well as additional shares of Class B common stock. Our future issuance of preferred stock or Class B common stock could be used to discourage an unsolicited acquisition proposal.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Substantially all of our debt outstanding at June 30, 2002 bears interest at prime plus 4%. A 10% increase in interest rate would not have a material impact on our financial position, operating results, at cash flows. In addition, we believe that the carrying value of our debt outstanding approximates fair value.

ITEM 4.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. Based on his evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of March 29, 2002, we completed the issuance of an aggregate of 283,038 shares of our Class A common stock in cancellation of outstanding indebtedness owed by us or our subsidiaries in the aggregate amount of $318,292. The sale and issuance of the Class A common stock was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under the Securities Act. Among other things, the parties that received stock represented that they were accredited investors within the meaning of Rule 501(a) of the Securities Act and that they were acquiring the securities for investment only and not with a view to the distribution thereof.

        On August 16, 2002, we completed a private placement of 2,500,000 shares of our Class A common stock to one institutional investor for $3.0 million in cash. The transaction, net of expenses raised approximately $2.7 million in proceeds. In connection with this offering, we also issued warrants to the investor to purchase up to another 1,250,000 shares at an exercise price of $1.50 per share, and up to 1,250,000 shares at an exercise price of $1.80 per share. The warrants are exercisable at any time by the investor until August 16, 2007, and are callable by us if the market price of our Class A common stock trades for 20 consecutive days at a price equal or greater than two times the exercise price of the warrants. If all of the warrants are exercised, the total gross proceeds from this transaction will be $7.2 million. The proceeds from the transaction were used to fund general working capital requirements. The sale and issuance of the Class A common stock was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under the Securities Act. Among other things, the investor represented that it was an accredited investor within the meaning of Rule 501(a) of the Securities Act and that it was acquiring the securities for investment only and not with a view to the distribution thereof.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In connection with the Annual Meeting of the Stockholders of Odetics, Inc. held on September 13, 2002, the following proxies were tabulated representing 11,553,294 shares of Class A common stock or

99% of the eligible voting share, and 957,487 shares of Class B common stock or 92% of the eligible voting shares voted in the following manner:

Proposal I:    Election of the Board of Directors

Class A Common Stock	Total Vote for Each Director	Total Vote Withheld From Each Director
Crandall Gudmundson	1,122,125	33,204
Jerry F. Muench	1,122,125	33,204
Class A and Class B Common Stock, Voting Together As A Single Class	For	Withheld
Joel Slutzky	2,075,771	6,712
Kevin Daly	2,075,771	6,712
Thomas L Thomas	2,075,771	6,712
Gregory A. Miner	2,074,957	7,527
John W. Seazholtz	2,075,771	6,712
Paul E. Wright	2,075,771	6,712

Proposal II:    The ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2003.

	Class A Common Stock	Class B Common Stock
	(1/10 vote per share)	(1 vote per share)
For	11,495,607	956,794
Against	23,130	350
Abstain	34,557	343

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODETICS, INC. (Registrant)
By	/s/ GREGORY A. MINER Gregory A. Miner, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)
By	/s/ GARY SMITH Gary Smith, Vice President and Controller (Principal Accounting Officer)

Dated:  November 14, 2002

CERTIFICATIONS

I, Gregory A. Miner, Chief Executive Officer and Chief Financial Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Odetics Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ GREGORY A. MINER Gregory A. Miner, Name: Gregory A. Miner Title: Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory A. Miner, Chief Executive Officer and Chief Financial Officer of Odetics Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

        (a)  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (b)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2002	By:	/s/ GREGORY A. MINER Gregory A. Miner, Name: Gregory A. Miner Title: Chief Executive Officer and Chief Financial Officer

QuickLinks

INDEX
ODETICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts) (unaudited)
ODETICS, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
ODETICS, INC. CONSOLIDATED BALANCE SHEETS (cont'd) (in thousands)
ODETICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ODETICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002