Form 10-Q
period 2002-12-31
ODETICS INC
filed 2003-02-14
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-10605

ODETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2588496 (I.R.S. Employer Identification No.)
1515 South Manchester Avenue Anaheim, California (Address of principal executive office)	92802 (Zip Code)
(714) 774-5000 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of FEBRUARY 11, 2003:

Class A Common Stock—14,080,914 shares.
Class B Common Stock—1,035,841 shares.

        In this Report, "Odetics," the "Company," "we," "us" and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I FINANCIAL INFORMATION

ODETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Net sales and contract revenues:
Net sales	$8,242	$8,390	$29,244	$25,504
Contract revenues	5,376	6,867	16,735	18,803

Total net sales and contract revenues	13,618	15,257	45,979	44,307
Costs and expenses:
Cost of sales	4,461	4,308	17,891	13,664
Cost of contract revenues	3,404	4,235	10,799	11,919

Gross profit	5,753	6,714	17,289	18,724

Selling, general and administrative expense	5,396	4,966	18,814	15,613
Research and development expense	1,943	1,541	6,398	4,881
Restructuring charge	—	—	1,422	—

Total operating expenses	7,339	6,507	26,634	20,494

Operating income (loss)	(1,586)	207	(9,345)	(1,770)

Non-operating items:
Other income	148	4	1,220	634
Interest expense, net	(642)	(98)	(2,427)	(694)

Income (loss) before income taxes	(2,080)	113	(10,552)	(1,830)
Income taxes	—	—	—	—

Income (loss) from continuing operations before minority interest	(2,080)	113	(10,552)	(1,830)
Minority interest in earnings of subsidiary	252	1,018	426	2,992

Loss from continuing operations	$(2,332)	(905)	(10,978)	(4,822)
Loss from discontinued operations (including loss on disposal of $8,361), net of taxes of $0	—	—	(13,843)	—
Extraordinary loss from early extinguishment of debt, net of tax of $0	—	—	(450)	—

Net loss	$(2,332)	$(905)	$(25,271)	$(4,822)

(Loss) per share:
Basic and diluted
Loss from continuing operations	$(0.20)	$(0.06)	$(1.00)	$(0.34)
Loss from discontinued operations	—	—	(1.27)	—
Extraordinary loss from the early extinguishment of debt	—	—	(0.04)	—

Loss per share	$(0.20)	$(0.06)	$(2.31)	$(0.34)

Shares used in calculating loss per share:
Basic and diluted	11,684	15,117	10,938	13,996

See notes to consolidated financial statements

ODETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002 (Audited)	December 31, 2002 (Unaudited)
ASSETS:
Current assets:
Cash	$408	$645
Trade accounts receivable, net	10,301	11,533
Costs and estimated earnings in excess of billings on uncompleted contracts	3,565	1,805
Inventories:
Finished goods	1,034	3,227
Work in process	103	361
Materials and supplies	7,275	4,493

Total inventories	8,412	8,081
Income taxes receivable	785	98
Prepaid expenses	1,045	1,224
Assets to be disposed of from discontinued operations	205	212

Total current assets	24,721	23,713
Restricted cash	—	3,016
Property, plant and equipment:
Land	2,060	—
Buildings and improvements	19,014	55
Equipment, furniture and fixtures	28,087	28,453

	49,161	28,508
Less accumulated depreciation	(31,441)	(25,098)

Net property, plant and equipment	17,720	3,410
Goodwill, net	9,769	9,807
Other assets	28	231

Total assets	$52,238	$40,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$6,611	$6,588
Accrued payroll and related	5,295	5,176
Accrued expenses	1,373	1,040
Contract loss accrual	600	450
Billings in excess of costs and estimated earnings on uncompleted contracts	2,236	528
Revolving line of credit	—	1,674
Liabilities of discontinued operations	1,800	716
Current portion of long-term debt	16,133	6

Total current liabilities	34,048	16,178
Revolving line of credit with related party	1,250	—
Revolving line of credit	767	—
Long-term debt, less current portion	25	—
Deferred gain on sale of building	—	6,829
Minority interest	10,893	13,885
Stockholders' equity:
Preferred stock	—	—
Common stock	1,252	1,512
Paid-in capital	89,134	91,913
Treasury stock	(1)	(1)
Notes receivable from associates	(51)	(51)
Retained earnings	(85,320)	(90,142)
Accumulated other comprehensive income	241	(61)

Total stockholders' equity	5,255	3,170

Total liabilities and stockholders' equity	$52,238	$40,062

See notes to consolidated financial statements

ODETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2001	2002
Operating activities
Net loss from continuing operations	$(11,428)	$(4,822)
Net loss from discontinued operations	(13,843)	—
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,952	932
Amortization of warrants	738	246
Asset impairments and costs to exit—Mariner Networks	8,361	—
Minority interest in earnings of subsidiary	426	2,992
Loss on sale of Iteris common stock	1,597	35
Gain on sale of product line	(2,579)	—
Gain on sale and leaseback transactions	—	(640)
Other	150	(721)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,724	(1,232)
(Increase) decrease in net costs and estimated earnings in excess of billings	(773)	52
(Increase) decrease in inventories	310	331
(Increase) decrease in prepaids and other assets	(977)	255
Change in net assets of discontinued operations	(1672)	(1,091)
Increase (decrease) in accounts payable and accrued expenses	(1,773)	(625)

Net cash (used in) operating activities	(16,787)	(4,288)
Investing activities
Purchases of property, plant, and equipment	(279)	(387)
Proceeds from sale of Gyyr CCTV Products line	9,884	—
Proceeds from sale of building	—	18,951
Other	662	(302)

Net cash provided by investing activities	10,267	18,262
Financing activities
Proceeds from revolving line of credit and long-term borrowings	27,470	417
Principal payments on line of credit, long-term debt and capital lease obligations	(30,773)	(17,158)
Proceeds from sale of Iteris common stock	3,851	201
Proceeds from sale of Iteris preferred stock	4,988	—
Proceeds from issuance of Class A common stock	(117)	2,803

Net cash provided by (used in) financing activities	5,419	(13,737)

Increase (decrease) in cash	(1,101)	237
Cash at beginning of year	2,218	408

Cash at December 31	$1,117	$645

Non-cash transactions
Stock issuance to former shareholders of Meyer, Mohaddes Associates, Inc.	2,737	—
Issuance of warrants	1,357	—
Equity of subsidiary allocable to minority interest	9,415	—
Restricted cash received on sale of building	—	316
Contribution of common stock to 401(k) Plan	—	221
Conversion of note payable and accrued interest into Iteris common stock	4,203	—

See notes to consolidated financial statements

ODETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS4

(Unaudited)

Note 1—Basis of Presentation and Operations

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of December 31, 2002 and the consolidated results of operations and cash flows for the nine months ended December 31, 2001 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission on July 1, 2002.

        During the nine months ended December 31, 2002, we used $4.3 million of cash to fund our operations. Operating cash flow reflects our net loss of $4.8 million increased for non-cash gains of $640,000 related to the sale of our real estate assets, and a $2.3 million decrease in working capital, offset by non-cash charges of $3.0 million related to the minority interest in our Iteris subsidiary and $1.2 million for depreciation and amortization. As of December 31, 2002, we had cash and cash equivalents of $645,000.

        In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under a 2001 promissory note, which was secured by a first deed of trust on our Anaheim facilities. In connection with the sale and leaseback, we pledged cash of $3.0 million to secure our obligations under the lease. The pledged amounts will be released to us based upon our continued compliance with financial covenants and performance under the lease. The balance of the proceeds from this sale was used for general working capital purposes. We committed to lease one of the two buildings on this property for a period of ten years, and to lease the other building for a period of 30 months.

        We have lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases including the leaseback of the Anaheim facilities at December 31, 2002 is as follows:

Fiscal Year	(in thousands)
2003	$711
2004	$2,677
2005	$2,341
2006	$1,825
2007	$1,825
Thereafter	$9,429

        We expect that our operations will continue to use net cash at least through the end of fiscal 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. However, we cannot be certain that we will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable to us, on a timely basis, or at all. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Note 2—Income Taxes

        Income taxes, for the three and nine months ended December 31, 2001 and 2002 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. We did not provide income tax benefit for the losses incurred in the three and nine months ended December 31, 2001 and December 31, 2002 due to the uncertainty as to the ultimate realization of the benefit at that time.

Note 3—Long-Term Debt

	March 31, 2002	December 31, 2002
	(in thousands)
Revolving line of credit	$767	$—
Revolving line of credit with related party	1,250	1,674
Notes payable	15,756	—
Contracts payable	402	6

	18,175	1,680
Less current portion	16,133	1,680

	$2,042	$—

Note 4—Legal Proceedings

        We are not a party to any material legal proceedings as of the date of this Report.

Note 5—Comprehensive (Loss)

        The components of comprehensive (loss) for the three months and nine months ended December 31, 2001 and 2002 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Net loss	$(2,332)	$(905)	$(25,271)	$(4,822)
Foreign currency translation adjustment	160	(23)	662	(303)

Comprehensive loss	$(2,172)	$(928)	$(24,609)	$(5,125)

Note 6—Business Segment Information

        Odetics operates in three reportable segments: intelligent transportation systems ("ITS"), video products, which include products for the television broadcast and video security markets, and telecom products. Selected financial information for our reportable segments for the three and nine months ended December 31, 2001 and 2002 are as follows (in thousands):

	Intelligent Transportation Systems	Video Products	Telecom Products	Total
Three Months Ended December 31, 2001
Revenue from external customers	$9,798	$2,415	$1,405	$13,618
Segment loss	1,032	(277)	(877)	(122)
Three Months Ended December 31, 2002
Revenue from external customers	10,566	1,646	3,045	15,257
Segment income (loss)	887	(620)	785	1,052

        The following reconciles segment income (loss) to consolidated loss before income taxes (in thousands):

	Three Months Ended December 31,
	2001	2002
Total profit (loss) for reportable segments	(122)	1,052
Other profit (loss)	(175)	(27)
Unallocated amounts:
Corporate and other expenses	(175)	(814)
Special charge	(1,141)	—
Interest expense	(642)	(98)

Income (loss) from continuing operations	$(2,080)	$113

	ITS	Video Products	Telecom Products	Total
Nine Months Ended December 31, 2001
Revenue from external customers	$27,147	$15,004	$3,828	$45,979
Segment income (loss)	2,067	(2,505)	(2,879)	$(3,317)
Nine Months Ended December 31, 2002
Revenue from external customers	30,510	5,947	7,850	44,307
Segment income (loss)	2,382	(2,240)	590	732

        The following table reconciles loss from continuing operations before minority interest in thousands:

	Nine Months Ended December 31,
	2001	2002
	(in thousands)
Total profit or loss for reportable segments	(3,317)	732
Other profit or loss	660	553
Unallocated amounts:
Corporate and other expenses	(4,046)	(2,421)
Special charge	(1,422)	—
Interest expense	(2,427)	(694)

(Loss) from continuing operations	$(10,552)	$(1,830)

Note 7—Recent Accounting Pronouncements

        In 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. At December 31, 2002, we had goodwill of approximately $9.8 million. Pursuant to SFAS 142, we tested our goodwill for impairment and determined there was no requirement for an impairment charge.

        On a pro forma basis, application of the non-amortization provision of SFAS 141 would have resulted in a net loss of $2.0 million and $24.1 million in the three and nine months ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this Report and in the Annual Report on Form 10-K of Odetics. When used in this Report, the words "expect(s)," "feel(s)," "believe(s)," "intends," "plans," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements concerning our ability to achieve profitability or obtain new credit lines and secure other sources of capital, our ability to sell existing assets, projected revenues, expenses and results of operations, cash requirements, supply issues, market acceptance of new products, our business strategy, and involve a number of risks and uncertainties, including without limitation, those set forth at the end of this Item 2 under the caption "Risk Factors." Our actual results may differ materially from any forward-looking statements discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to re-publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        In September 2001, in connection with our continued cost control efforts and the slowdown in the telecommunications industry, we discontinued the operations of Mariner Networks, Inc., our wholly-owned subsidiary. Mariner had previously been included within our telecom products segment. Losses from the operations of Mariner of $13.8 million are included in the loss from discontinued operations during the nine months ended December 31, 2001.

        In the third quarter of fiscal 2003, we initiated a number of plans intended to further reduce our operating expenses, including mandatory salary reductions.

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

Results of Operations

        The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Net sales	60.5%	55.0%	63.6%	57.6%
Contract revenues	39.5	45.0	36.4	42.4

Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Gross profit—net sales	45.9	48.7	38.8	46.4
Gross profit—contract revenues	36.7	38.3	35.5	36.6
Selling, general and administrative expense	39.6	32.5	40.9	35.2
Research and development expense	14.3	10.1	13.9	11.0
Restructuring charge	—	—	3.1	—

Operating income (loss)	(11.6)	1.4	(20.3)	(4.0)
Non-operating income (expense):
Other income	1.1	—	2.7	1.4
Interest expense, net	(4.7)	(0.6)	(5.3)	(1.6)
Income taxes (benefit)	—	—	—	—
Minority interest in earnings of subsidiary	1.9	6.7	0.9	6.8
Loss from discontinued operations, net of income taxes	—	—	(30.1)	—
Extraordinary loss from early extinguishment of debt	—	—	(1.0)	—

Net loss	(17.1)%	(5.9)%	(55.0)%	(10.9)%

        Net Sales and Contract Revenues.    Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal agencies ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects ("contract revenues"). Contract revenues also include revenue from contracts with agencies of the United States government and foreign entities for space recorders used for geographical information systems. Total net sales and contract revenues increased 12.0% to $15.3 million for the three months ended December 31, 2002, compared to $13.6 million in the corresponding period of the prior fiscal year, and decreased 3.6% to $44.3 million for the nine months ended December 31, 2002, compared to $46.0 million in the corresponding period of the prior fiscal year.

        Net sales increased 1.8% to $8.4 million for the three months ended December 31, 2002, compared to $8.2 million in the corresponding period of the prior fiscal year and decreased 12.8% to $25.5 million for the nine months ended December 31, 2002, compared to $29.2 million in the corresponding period of the prior fiscal year. The decrease in net sales in the nine months ended December 31, 2002 was primarily attributable to our sale of the Gyyr CCTV Products line ("CCTV") in September 2001. CCTV product sales comprised $8.3 million of net sales in the nine months ended December 31, 2001. Excluding the contribution to net sales from CCTV sales in 2001, net sales increased 21.8% for the nine months ended December 31, 2002. The increase in the three months ended December 31, 2002 primarily reflects an increase in Zyfer and Iteris sales, partially offset by decreases in MAXxess and Broadcast sales. Zyfer's net sales increased 125.4% as a result of increased unit sales of its CommSynch II products and the revenue contribution in the current fiscal year of its E-911 position location systems used in cellular base station applications. Zyfer's E-911 position location systems were not part of its product offering in the prior fiscal year. Broadcast sales declined

32.8% and 10.3% in the three and nine months ended December 31, 2002, respectively, as a result of a product mix favoring software based product offerings in the current fiscal year, which have a lower average selling price as compared to the same quarter of the prior fiscal year. MAXxess sales declined 30.8% and 13.3%, in the three and nine months ended December 31, 2002, respectively, compared to the corresponding periods of the prior fiscal year primarily as a result of the loss of a significant customer in the current fiscal year. The increase in the nine months ended December 31, 2002 primarily reflects increased Zyfer and Iteris net sales. For the nine months ended December 31, 2002, Zyfer's net sales increased 183.0% due to increased sales of CommSynch II products and E-911 position location systems. Iteris sales growth reflects increased unit sales of Vantage video detection systems.

        Contract revenues increased 27.7% to $6.9 million for the three months ended December 31, 2002, compared to $5.4 million in the corresponding period of the prior fiscal year, and increased 12.36% to $18.8 million for the nine months ended December 31, 2002 compared to $16.7 million in the corresponding period of the prior fiscal year. The increase in contract revenues in the three and nine months ended December 31, 2002 reflects an increase in Iteris' contract revenues for ITS projects and an increase in contract revenues in Zyfer. Zyfer's contract revenues in the three months ended December 31, 2002 increased 98.2% compared to the corresponding period of the prior fiscal year as a result of end of contract revenue recognition on certain of its contracts with government customers. In future periods Zyfer anticipates that it will receive declining revenue from government contracts as it completes contracts to support the United States space programs.

        Gross Profit.    Gross profit as a percentage of net sales increased to 48.7% for the three months ended December 31, 2002 compared to 45.9% in the corresponding period in the prior fiscal year. Gross profit as a percentage of net sales increased to 46.4% for the nine months ended December 31, 2002 compared to 38.8% in the corresponding period in the prior fiscal year. The increases in the three and nine month periods compared to the corresponding periods of the prior fiscal year primarily reflects both the higher gross margins realized on net sales of Zyfer products and the increased absorption of manufacturing overhead costs resulting from increased net sales at Zyfer, in addition to increased gross profit percentages realized on sales of Vantage products by Iteris.

        Gross profit as a percentage of contract revenues increased to 38.3% for the three months ended December 31, 2002 compared to 36.7% in the corresponding period of the prior fiscal year. Gross profit as a percent of contract revenues increased to 36.6% for the nine months ended December 31, 2002 compared to 35.5% in the corresponding period in the prior fiscal year. The increase in the three and nine months periods principally reflects end of contract gross profit realized on Zyfer's government contracts for data recorders used in space flight. The underlying mix of contracts at any given time will impact quarterly gross profit performance on contract revenues, and we do not believe that the changes in the three and nine month periods ended December 31, 2002 are indicative of any particular trend. We recognize contract revenues and the related gross profit using percentage of completion contract accounting.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 8.0% to $5.0 million (or 32.5% of total net sales and contract revenues) in the three months ended December 31, 2002 compared to $5.4 million (or 39.6% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense decreased 17.0% to $15.6 million (or 35.2% of total net sales and contract revenues) in the nine months ended December 31, 2002 compared to $18.8 million (or 40.9% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Approximately $323,000 and $1.2 million of the decrease in the three and nine months ended December 31, 2002, respectively, related to a reduction in charges for amortization of goodwill in connection with our adoption of SFAS Statement No. 142 on April 1, 2002. Approximately $1.7 million of the decrease in the nine months ended December 31, 2002 related to the divestiture of the assets of the Gyyr CCTV Products line in September 2001.

Approximately $400,000 of the decrease in the nine months ended December 31, 2002 reflects reductions associated with the restructuring of the Broadcast product line and related sales and marketing organization.

        Research and Development Expense.    Research and development expense decreased 20.7% to $1.5 million (or 10.1% of total net sales and contract revenues) in the three months ended December 31, 2002 compared to $1.9 million (or 14.3% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Research and development expense decreased 23.7% to $4.9 million (or 11.0% of total net sales and contract revenues) in the nine months ended December 31, 2002 compared to $6.4 million (or 13.9% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The decrease in the three and nine month periods reflects the divestiture of the Gyyr CCTV product line in September 2001 and the related product development activity, in addition to reduced development expenses in Zyfer. Reduced research and development expenses in Zyfer were primarily due to lower spending to support development the Zyfer's StealthKey™ network security processors. These decreases were primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. For competitive reasons, we closely guard the confidentiality of our specific development projects.

        Restructuring Charge.    During the nine months ended December 31, 2001, we incurred costs related to the restructuring of our European operations, and the continued downsizing of our corporate cost structure. These costs included approximately $1.0 million for severance charges and $400,000 for the impairment of long-lived assets.

        Other Income.    During the nine months ended December 31, 2001, we recognized a gain of $2.5 million on the sale of the assets of the Gyyr CCTV Products line. Also during the nine months ended December 31, 2001, we sold in a secondary transaction, $1.9 million of our Iteris common stock to a group of investors, which included the management of Odetics and Iteris. We incurred a loss on this sale of $1.0 million that has been included in other income. In connection with a promissory note secured by our Anaheim real property, we issued warrants to the lender to purchase 426,667 shares of our Class A common stock at an exercise price of $4.00 per share. We allocated approximately $1.3 million of the loan proceeds to the warrant, and incurred $370,000 in amortization expense related to the warrant that has been included in other income. Other income for the nine months ended December 31, 2002, includes a gain of $640,000 recognized on the sale and leaseback of our Anaheim, California based real estate, which was consummated in May 2002.

        Interest Expense.    Interest expense decreased 84.7% to $98,000 in the three months ended December 31, 2002, compared to $642,000 in the corresponding period of the prior fiscal year. Interest expense decreased 71.4% to $694,000 in the nine months ended December 31, 2002, compared to $2.4 million in the corresponding period of the prior year. As a result of sale and leaseback of our Anaheim, California facilities, we repaid the $16.4 million outstanding indebtedness under the 2001 promissory note in May 2002. The decrease in interest expense reflects lower average outstanding borrowings compared to the corresponding period of the prior fiscal year.

        Extraordinary Loss.    The extraordinary loss from early extinguishment of debt of $450,000 incurred in the nine months ended December 31, 2001 represented to a prepayment penalty on the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

        Income Taxes.    We have not provided any income tax benefit for the losses incurred in the three and nine months ended December 31, 2002 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

        During the nine months ended December 31, 2002, we used $4.3 million of cash to fund our operations. Operating cash flow reflects our net loss of $4.8 million increased for non-cash gains of $640,000 related to the sale of our real estate assets, and a $2.3 million decrease in working capital, offset by non-cash charges of $3.0 million related to the minority interest in our Iteris subsidiary and $1.2 million for depreciation and amortization. As of December 31, 2002, we had cash and cash equivalents of $645,000.

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

        Our contractual obligations are as follows at December 31, 2002:

	Payments Due by Period (in thousands)
	Total	1 year or less	2-3 years	4-5 years	After 5 years
Lines of credit	$1,674	$1,674	$—	$—	$—
Capital lease obligations	6	6	—	—	—
Operating leases	18,808	2,843	4,508	3,650	7,807

Total	$20,488	$4,523	$4,508	$3,650	$7,807

        We expect that our operations will continue to use net cash at least through the end of calendar 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. However, we cannot be certain that we will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable to us, on a timely basis, or at all. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by each of our business units. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with our recurring operating losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Recent Accounting Pronouncements

        In 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), which we adopted on April 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. At December 31, 2002, we had goodwill of approximately $9.8 million. Pursuant to SFAS 142, we tested our goodwill for impairment and determined there was no requirement for an impairment charge.

        On a pro forma basis, application of the non-amortization provision of SFAS 141 would have resulted in a net loss of $2.0 million and $24.1 million in the three and nine month periods ended December 31, 2001, respectively

RISK FACTORS

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

        We Have Experienced Substantial Losses and May to Continue Experiencing Losses for the Foreseeable Future.    We experienced operating losses of $1.8 million in the nine months ended December 31, 2002, $10.8 million in the year ended March 31, 2002, $37.9 million in the year ended March 31, 2001 and $32.9 million in the year ended March 31, 2000. In the three months ended September 30, 2001, we downsized our business in connection with our sale of the Gyyr CCTV Products line, the discontinuation of the business of our Mariner Networks subsidiary and the reorganization of our European operations or reduce our operating expenses. We cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        We Will Need to Raise Additional Capital in the Future, But We May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All.    We have generated significant net losses in recent periods, and have experienced negative cash flows from operations of $4.3 million in the nine months ended December 31, 2002, $18.2 million in the year ended March 31, 2002 and $20.1 million in the year ended March 31, 2001. Although we completed the sale of our Anaheim, California property in May 2002, the majority of the proceeds of such sale were used to repay outstanding indebtedness and $3.0 million of such proceeds have been pledged to secure our performance under the leases for our Anaheim facility. We anticipate that we will need to raise additional capital in the future. Our Iteris subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004. Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility (although there were no amounts outstanding under the line of credit at December 31, 2002). We also incurred cash obligations in the amount of $100,000 payable over the next seven months related to the discontinuation of Mariner Networks and the reorganization of our European operations.

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

  •
  changes in earnings estimates or investment recommendations by securities analysts; and

  •
  International conflicts and political unrest.

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

        We Have Significant International Sales and Our International Business Operations May be Threatened by Many Factors That are Outside of Our Control.    International sales represented 6% of our net sales and contract revenues for the nine months ended December 31, 2002, 10% of our net sales and contract revenues for the fiscal year ended March 31, 2002 and 20% for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, we reorganized our European operations, which included the discontinuation of our Odetics Europe Ltd., MAXxess Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. This reorganization may result in significantly lower international sales in future periods and unanticipated liabilities related to the closures and we may not achieve the anticipated cost savings. We may also face challenges in managing and transitioning our international operations due to our limited experience operating through branch offices. In addition, the recent terrorist attacks in the United States and abroad and heightened security may adversely impact our international sales and could make our international operations more expensive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Substantially all of our debt outstanding at December 31, 2002 bears interest at prime plus 4%. A 10% increase in interest rate would not have a material impact on our financial position, operating results, at cash flows. In addition, we believe that the carrying value of our debt outstanding approximates fair value.

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

ODETICS, INC. (Registrant)
		By	/s/ GREGORY A. MINER Gregory A. Miner, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)
		By	/s/ GARY SMITH Gary Smith, Vice President and Controller (Principal Accounting Officer)
Dated:	February 14, 2003

CERTIFICATIONS

        I, Gregory A. Miner, the Chief Executive Officer and Chief Financial Officer, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Odetics, Inc.;

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

February 14, 2003	By:	/s/ GREGORY A. MINER Name: Gregory A. Miner Title: Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

        I, Gregory A. Miner, Chief Executive Officer and Chief Financial Officer of Odetics, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

          (a)  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (b)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 14, 2003	By:	/s/ GREGORY A. MINER Name: Gregory A. Miner Title: Chief Executive Officer and Chief Financial Officer

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
ODETICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts) (unaudited)
ODETICS, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
ODETICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ODETICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS4 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
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