Form 10-K
period 2003-03-31
ODETICS INC
filed 2003-06-30
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-08762

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

Class A common stock, $.10 par value
Class B common stock, $.10 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        Based on the closing sale price on Nasdaq SmallCap Market on September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $10,081,109. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Odetics has two classes of common stock outstanding, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A common stock entitles its holder to one-tenth of one vote per share and each share of Class B common stock entitles its holder to one vote per share. As of June 27, 2003, there were 14,112,823 shares of Class A common stock and 1,003,932 shares of Class B common stock outstanding. Unless otherwise indicated, all references to common stock collectively refer to the Class A common stock and the Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders, which is expected to be held on August 28, 2003. Except with respect to the information specifically incorporated by reference in this report, the proxy statement is not deemed to be filed as a part of this report.

ODETICS, INC.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

        In this report, "Odetics," the "Company," the "Registrant," "we," "us" and "our" collectively refers to Odetics, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

        Odetics, Inc. provides products, systems and services that control and manage the use of public roadways and secure access and safety of public and private facilities. Our company was founded in 1969 to supply digital recorders for use in the United States space program. We broadened our information automation product line to include time-lapse videocassette recorders for commercial security and surveillance applications through our Gyyr division, which was subsequently incorporated to form our Gyyr Incorporated subsidiary. We formed our Zyfer, Inc. subsidiary to develop and manufacture timing and synchronization products for telecommunication networks. Timing and synchronization products are devices that contain both hardware and software to synchronize the data streams in telecommunications networks and are used to increase the reliability and operability of such networks.

        In the early 1980s, we established our Odetics Broadcast division, which we later incorporated as Broadcast, Inc. Broadcast developed and supplied software-based systems that integrated, controlled and automated the management of multiple classes of equipment used in the operation of a broadcast studio and satellite uplink facility in the television, cable and satellite industries.

        Leveraging our expertise in video image processing, we entered into the intelligent transportation systems ("ITS") business with the introduction of a video-based vehicle detection system in 1993. In June 1997, we acquired certain assets comprising the Transportation Systems business from Rockwell International, creating our ITS division, which expanded our offerings to include advanced traffic management systems and advanced traveler information systems. We incorporated our ITS division as Odetics ITS, Inc. and broadened our systems offerings by acquiring Meyer, Mohaddes Associates, Inc. in 1998. In January 2000, we reincorporated Odetics ITS in Delaware and changed its name to Iteris, Inc. As of June 30, 2003, Odetics owned 74.5% of the outstanding common stock of Iteris and 59.1% of the common stock assuming full conversion of the outstanding Series A preferred stock of Iteris. We currently operate Meyer, Mohaddes Associates, Inc. as a wholly-owned subsidiary of Iteris.

        Beginning in late 2001, we began divesting certain of our business units in order to reduce our operating expenses and to focus on what we believe to be our core businesses, Iteris, Inc. and MAXxess Systems, Inc. In September 2001, we sold the assets of our Gyyr Closed Circuit Television ("CCTV") Products line, which included video recorders and equipment that facilitated video switching and multiplexing. Upon completion of this sale, we changed the name of our Gyyr subsidiary to MAXxess Systems, Inc., which currently designs and manufactures security management systems that feature a broad array of detection, monitoring and management capabilities for both governmental and commercial customers.

        In March 2003, we decided to cease the development and sale of any new Broadcast products and to sell Zyfer. As a result, we reduced our Broadcast organization to only support existing customer contracts for service and support through their expiration dates. In May 2003, we sold substantially all of the assets of Zyfer.

        After giving effect to our divestitures and narrowed focus mentioned above, we currently operate in only two business segments: ITS and Security Products. Our ITS segment consists of Iteris, our 59.11% owned subsidiary, and our Security Products segment consists of MAXxess, Inc., our wholly-owned subsidiary.

Iteris, Inc.

        Iteris, Inc. designs, develops, markets and implements sensors and systems for surface transportation. Using its proprietary software and ITS industry expertise, Iteris provides video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. Iteris uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, Iteris designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

        Iteris' proprietary image recognition systems include AutoVue™ and Vantage™. AutoVue is a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Iteris has approximately 3,000 production AutoVue units that are in use on truck platforms in the European market and are offered as an option on certain Actros trucks, which are part of the Daimler group. Iteris believes that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

        Iteris' transportation management systems includes the design, development and implementation of its software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning and other engineering for the implementation of transportation related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.

        Sales, Marketing and Principal Customers.    Iteris markets and sells its transportation management systems and services directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts with federal, state, and municipal customers provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We use selected members of our engineering team divided on a regional basis to serve in sales and business development functions. We do not engage in international ITS sales. Sales of Iteris' systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations. No single customer of Iteris accounted for more than 10% of our total net sales and contract revenues.

        Iteris sells its Vantage vehicle detection systems primarily through indirect sales channels comprised of independent dealers in the United States and Canada who sell integrated systems and related products to the traffic intersection market. The independent dealers for Iteris are primarily responsible for sales, installation and support of Vantage systems. These dealers maintain an inventory of demonstration traffic products including the Vantage vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. Iteris holds technical training classes for its dealers and maintains a full-time staff of customer support technicians to provide technical assistance when needed.

        The marketing strategy for AutoVue is to establish it as the leading platform for in vehicle video sensing for trucks and passenger cars. AutoVue is sold directly by Iteris to vehicle manufacturers and major automotive suppliers. Iteris also markets to the manufacturers of automobiles through a strategic relationship with Valeo.

        Manufacturing and Materials.    Iteris uses local manufacturers based near our Anaheim facility to build subassemblies that are used in its Vantage products. These subassemblies are delivered to our Anaheim facility where they go through a final assembly and test prior to the shipment to our customers. Iteris' manufacturing activities are conducted in approximately 6,000 square feet of space at our Anaheim facility. Most subassemblies used in our products are manufactured by subcontractors who are local to our Anaheim, California facilities. Certain of our cameras used in our products have historically been provided by a Japanese supplier who is sole sourced; however, we are currently qualifying other sources of supply. Production volume is based upon quarterly forecasts that Iteris readjusts on a monthly basis to control inventory. Iteris subcontracts the manufacture of its AutoVue systems to one manufacturer, and our internal processes are limited primarily to testing and final verification. Iteris currently does not manufacture any of the hardware used in the transportation management and traveler information systems that it designs and implements. The production facility for Iteris is currently ISO 9001 certified.

        Customer Support and Services.    We provide warranty service for each of our products, as well as follow-up service and support, for which we typically charge separately. We view customer support services as a critical competitive factor as well as a revenue source.

MAXxess Systems, Inc.

        MAXxess Systems, Inc. designs, develops and manufactures security management systems that include detection, monitoring and management capabilities for both governmental and commercial customers. MAXxess offers software, hardware and other technologies for creating and using electronic access control products such as identification and access badges that are based on smart cards and other electronic devices. These products are principally used to control and manage physical access to facilities. We also provide software-based systems and hardware used for detection and response of management to dangerous chemicals and gases in and around facilities.

        During fiscal 2003, we introduced our Environmental Security Systems, which integrate our legacy AXxess 202 product family with new detection technologies for toxic chemicals and gases. During fiscal 2003, MAXxess further extended its Environmental Security Systems offering by introducing its Safe Cities™ System, which is a software-based management system for use by municipal customers that integrates disparate information and detection infrastructure within a city in order to provide rapid response for emergency management against threats of terrorism and weapons of mass destruction. MAXxess believes that its Environmental Security Systems provide enhanced levels of monitoring, control and detection that will be required across a broad cross section of municipal infrastructure and in various public facilities including buildings, airports, ports and other potential targets of terrorism.

        Sales, Marketing and Principal Customers.    MAXxess generally markets and sells its products globally through a network of system integrators, in addition to selling direct to municipal customers. In the United States, MAXxess has three regional sales managers who oversee three geographical regions and manage the systems integrators. MAXxess operates a full service branch office in Bracknell Berkshire U.K., which serves the sales needs of the European, Middle East and Asian regions. The Bracknell office also provides local product availability and technical support for the region. MAXxess has also partnered with Draeger Safety of Lubeck, Germany, to market its chemical detectors principally to governmental customers. These chemical detectors are primarily focused on the Immune Building Program, which is sponsored by Defense Advanced Research Projects Agency ("DARPA"). No single customer of MAXxess represented more than 10% of our total net sales and contract revenues for fiscal 2003.

        Manufacturing and Materials.    Similar to Iteris, MAXxess uses local manufacturers based near our Anaheim manufacturing facility to build subassemblies that are used in our final products. These subassemblies and other components are delivered to our Anaheim manufacturing facility where they go through a final assembly and test prior to shipment to its customers. MAXxess builds inventory according to our sales forecasts. MAXxess maintains a dedicated manufacturing area of approximately 2,500 square feet located within our Anaheim facilities. MAXxess maintains infrastructure to support production and inventory control, purchasing, quality assurance and manufacturing engineering. Although we consolidate our materials sourcing and subcontract manufacturing to minimize production costs. We believe that each of our sources are capable of being substituted for minimal cost and production delay. There are currently no sole sourced raw materials used in our products.

        Customer Support and Services.    We provide warranty service and support for each of our products and follow-up service and support, for which we charge separately. Service revenue accounts for less than 5% of total net sales and contract revenues. Customer support is a critical competitive factor. We provide warranty and customer service internationally from our Bracknell Berkshire offices.

Backlog

        Our backlog of unfulfilled firm orders was approximately $24.0 million as of March 31, 2003 and was approximately $42.7 million as of March 31, 2002. Approximately 67% of our backlog at March 31, 2002 was recognized as revenues in the fiscal year ended March 31, 2003, and approximately 87% of our backlog at March 31, 2003 is expected to be recognized as revenues in the fiscal year ended March 31, 2004. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

        MAXxess and Iteris each direct and staff its own product development activities. Most of our development activities are conducted at our principal facilities in Anaheim, California. Our company-sponsored research and development costs and expenses were approximately $7.5 million in fiscal 2001, $4.4 million in fiscal 2002 and $4.2 million in fiscal 2003. Although spending for product development declined sharply in fiscal 2002 compared to fiscal 2001, principally due to the discontinuation of development activities related to personalized traveler information products in Iteris and the sale of Gyyr's CCTV Products line, we expect to continue to pursue significant product development programs and incur significant research and development expenditures in each of our business units.

Competition

        Our business units generally face significant competition in each of their respective markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        MAXxess principally competes with Casi-Rusco, Cardkey, Lenel and Northern Computers in the sale of access control systems. The market for electronic access control products is highly fragmented, We estimate that there are approximately 100 competitors comprising approximately $800 million in annual sales. MAXxess is substantially smaller in terms of annual revenue than its leading competitors. In the area of chemical and gas detection, MAXxess primarily competes with Smiths Detection. MAXxess is a smaller company in terms of annual revenue than Smiths Detection, but MAXxess does not believe there is any direct competitor for its Safe Cities system. MAXxess generally competes on the basis of its distributed processing system architecture, which is an open system that readily integrates other security subsystems and new detection capabilities, and a superior operator interface.

        We believe that AutoVue is the only commercially-available lane departure warning system used in the U.S. and in Europe, potential competitors of AutoVue include Delphi Automotive Systems Corporation domestically, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch Gmbh in Europe, which we suspect are currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, Iteris competes with manufacturers of other "above ground" video camera detection systems such as Econolite Control Products, Inc., Trafficon, N.V. Peek Traffic Systems, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products. Our competitors for Vantage products do not disclose specific sales numbers, either because they are private companies or because they are part of larger companies. Based on our interface with them in the market, we believe that we are leading our competitors in annual sales volume for video detection products.

        The transportation management and traveler information systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Iteris' competitors vary in number, scope and breadth of the products and services they offer. Iteris' competitors in advanced transportation management and traveler information systems include large multi-national corporations such as Transcore, Lockheed Martin Corporation, PB Farradyne Inc., Kimley-Horn and Associates, Inc. and National Engineering Technology, Inc. Iteris' competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc. and Parsons Transportation Group Inc., as well as many smaller regional engineering firms. We believe that the transportation management and traveler information systems business of Iteris is one of the leading competitors in the ITS market.

        In general, the markets for the products and services offered by our businesses are highly competitive and are characterized by rapidly changing technology and evolving standards. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, manufacturing, distribution and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging standards or technologies or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We believe that our ability to compete effectively in our target markets will depend on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price, and service and technical support. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets would have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed each of our business units. Iteris currently holds six U.S. patents, which expire commencing in 2012, and has eighteen U.S. patent applications pending, mostly relating to our outdoor image processing techniques used in our AutoVue and Vantage systems. Two of our patents relate specifically to our AutoVue technology and provide a basis for enhanced functionality for rain sensing and improved performance. We believe that our other patents, while important for our technology platform, are less critical to near term product strategy. We cannot assure you that any new patents will be granted pursuant to any outstanding or subsequent applications.

        We own a patent and have three patents pending for StealthKey technology, which technology is not currently part of our product family. Our intention is to pursue product development for a high-speed security processor designed around the StealthKey patent.

        In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. Iteris does not have any material licenses or trademarks other than those relating to product names. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value, changing technology makes our future success dependent principally upon our employees' technical competence and creative skills for continuing innovation.

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

Employees

        We refer to our employees as associates. As of June 12, 2003, Odetics and its subsidiaries employed an aggregate of 253 associates, including 70 associates in general management, administration and finance; 17 associates in sales and marketing; 119 associates in product development; 35 associates in operations, manufacturing and quality; and 12 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

Government Regulation

        Our manufacturing operations are subject to various federal, state and local laws and regulations, including those restricting the discharge of materials into the environment. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations. We continue to expend funds in connection with our compliance with applicable environmental regulations. These expenditures have not, however, been significant in the past, and we do not expect any significant expenditure in the near future. Currently, compliance with foreign laws has not had a material impact on our business and is not expected to have a material impact in the near future. Subsequent to the downsizing and reorganization of our foreign operations, our only international operations are for MAXxess Ltd, a U.K., based subsidiary of our MAXxess Inc. subsidiary in the United States.

ITEM 2. PROPERTIES.

        Our headquarters and principal operations consist of leased facilities located in Southern California and consist of a two building complex containing approximately 257,900 square feet situated on approximately 14 acres located at 1515 and 1585 South Manchester Boulevard in Anaheim, California. These facilities house our administrative offices (approximately 20,000 dedicated square feet), as well as the operations of MAXxess, (approximately 10,000 dedicated square feet), and Iteris (approximately 55,000 dedicated square feet). In addition, FEI-Zyfer, the acquirer of substantially all of the assets of our subsidiary Zyfer, Inc., subleases 20,000 dedicated square feet in our 1585 South Manchester facility under a two year sublease. As of March 31, 2003, as a result of substantial downsizing and divestitures or shutdowns of our Broadcast, Gyyr, and Mariner Networks subsidiaries over the prior two fiscal years, we have approximately 140,000 square feet of idle capacity.

        In May 2002, we completed the sale and leaseback of our Anaheim facilities for an aggregate sales price of $22.6 million. We entered into a 30-month lease for 1585 South Manchester for a monthly rental payments of $57,553, and a ten-year lease for 1515 South Manchester for a monthly rental payment of $152,150. Iteris is a sublessee to Odetics for 55,000 square feet under similar terms to the master lease between Odetics and the master lessor. We are currently in negotiations with the landlord for our Anaheim facilities to reduce our overall operating expenses to a level commensurate with our existing operations. We cannot assure you that we will be able to complete these negotiations successfully.

        We also lease approximately 7,400 square feet in Austin, Texas. Subsequent to the discontinuance of Broadcast, we operate a service organization in support of Broadcast customers in this facility. Iteris leases twelve office suites representing an aggregate of approximately 20,000 square feet within the United States for its support staff and development teams.

        We currently operate a single shift in each of our manufacturing and assembly facilities, and we believe that our facilities are adequate for our needs for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS.

        We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the three months ended March 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Since April 22, 2002, our Class A common stock and Class B common stock has been listed on the Nasdaq SmallCap Market under the symbols "ODETA" and "ODETB," respectively. Our Class B common stock was delisted from the Nasdaq SmallCap Market in April 2003 and is currently quoted on the OTC Bulletin Board. Prior to April 22, 2002, our Class A common stock and Class B common stock were listed on the Nasdaq National Market. The following table sets forth for the fiscal periods indicated the high and low sales prices for the Class A common stock and Class B common stock as reported by the Nasdaq SmallCap Market.

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Fiscal 2002
Quarter Ended June 30, 2001	$4.60	$1.88	$4.64	$2.95
Quarter Ended September 30, 2001	2.49	1.24	3.80	1.37
Quarter Ended December 31, 2001	2.10	1.05	2.58	1.35
Quarter Ended March 31, 2002	1.95	1.34	3.75	1.82
Fiscal 2003
Quarter Ended June 30, 2002	1.70	1.27	2.57	1.85
Quarter Ended September 30, 2002	1.52	.85	2.00	1.00
Quarter Ended December 31, 2002	1.03	.45	1.00	.42
Quarter Ended March 31, 2003	.74	.51	.75	.52
Fiscal 2004
Quarter Ending June 30, 2003 (through June 27, 2003)	.89	.45	.53	.20

        As of June 27, 2003, we had 509 holders of record of Class A common stock and 105 holders of record of Class B common stock according to information furnished by our transfer agent.

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

Recent Sales of Unregistered Securities

        During the quarter ended March 31, 2003, we did not sell or issue any unregistered securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated financial data with respect to our consolidated statement of operations for each of the five fiscal years in the period ended March 31, 2003 and the consolidated balance sheet data at March 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements. The consolidated statements of operation data for the fiscal years ended March 31, 1999 and 2000 and the consolidated balance sheet data at March 31, 1999, 2000 and 2001 are not included in the consolidated financial statements included elsewhere in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Year Ended March 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$45,291	$44,467	$42,363	$29,343	$22,541
Contract revenues	13,331	18,666	20,039	22,846	25,086

Total net sales and contract revenues	58,622	63,133	62,402	52,189	47,627
Costs and expenses:
Cost of net sales	32,245	33,455	31,028	16,769	11,424
Cost of contract revenues	9,007	13,431	13,781	13,132	16,034
Selling, general and administrative expenses	20,119	25,177	25,219	18,491	16,157
Research and development expenses	6,566	6,558	7,549	4,385	4,215
Restructuring charges	—	—	757	2,189	—

Total costs and expenses	67,927	78,621	78,334	54,966	47,830

Loss from operations	(9,315)	(15,488)	(15,932)	(2,777)	(203)
Non-operating income (expense):
Royalty income	—	38,437	17,825	—	—
Other income, net	228	—	1,340	2,919	388
Interest expense, net	(1,807)	(2,048)	(1,762)	(4,190)	(761)

Income (loss) before income tax	(10,894)	21,007	1,471	(4,048)	(576)
Income tax benefit	—	—	—	785	—

Income (loss) from continuing operations before minority interest	(10,894)	21,007	1,471	(3,263)	(576)
Minority interest in earnings of subsidiary	—	—	—	(1,910)	(3,818)

Income (loss) from continuing operations	(10,894)	21,007	1,471	(5,173)	(4,394)
Loss from discontinued operations, net of income tax	(9,224)	(23,286)	(34,011)	(20,965)	(8,754)
Extraordinary loss from early extinguishment debt, net of tax of $0	—	—	—	(450)	—

Net loss	$(20,118)	$(2,279)	$(32,540)	$(26,588)	$(13,148)

Basic earnings (loss) per share:
Continuing operations	$(1.39)	$2.31	$0.15	$(0.46)	$(0.31)
Discontinued operations	(1.18)	(2.56)	(3.41)	(1.86)	(0.61)
Extraordinary loss	—	—	—	(0.04)	—

Basic net loss per share	$(2.57)	$(0.25)	$(3.26)	$(2.36)	$(0.92)

Diluted earnings (loss) per share:
Continuing operations	$(1.39)	$2.22	$0.14	$(0.46)	$(0.31)
Discontinued operations	$(1.18)	(2.47)	(3.33)	(1.86)	(0.61)
Extraordinary loss	—	—	—	(0.04)	—

Diluted net loss per share	$(2.57)	$(0.24)	$(3.19)	$(2.36)	$(0.92)

Shares used in calculating basic earnings (loss) per share	7,820	9,089	9,977	11,267	14,276

Shares used in calculating diluted earnings (loss) per share	7,820	9,444	10,209	11,267	14,276

	At March 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$26,066	$22,283	$(3,704)	$(7,604)	$3,345
Total assets	81,355	81,850	68,061	52,238	34,842
Long-term debt (less current portion)	19,962	11,666	4,800	2,042	1,265
Accumulated deficit	(23,913)	(26,192)	(58,732)	(85,320)	(98,468)
Total stockholders' equity (deficit)	36,323	36,110	20,378	5,255	(4,288)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

        This report including the following discussion and analysis contains forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "should," "will," "may," "anticipate(s)," "estimates" and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, capital needs, competition, backlog and manufacturing capabilities and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth at the end of Part II, Item 7 of this report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

General

        During the fiscal year ended March 31, 2003 ("fiscal 2003"), we operated in three business segments consisting of ITS, video products and telecom products. The ITS segment consisted of our majority-owned subsidiary, Iteris, Inc., which designs, develops, markets and implements video sensor systems and transportation management and traveler information systems for the ITS industry. The video products segment consisted of our wholly-owned subsidiaries, MAXxess Systems, Inc. (previously known as Gyyr Incorporated) and Broadcast, Inc. Our telecom segment consisted of our wholly-owned subsidiary, Zyfer, Inc., which prior to its incorporation was operated as our Communications division. All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as our business units prior to their incorporation.

        In April 2001, we bifurcated Gyyr's operations into the Gyyr CCTV Products line, which manufactured analog and digital storage systems, and the Gyyr Electronic Access Control division, which develops and manufactures enterprise security management systems for facility security and trace detection of dangerous chemicals. In September 2001, we sold substantially all of the assets and certain liabilities of the Gyyr CCTV Products line for $8.8 million. In connection with this sale, we changed the name of Gyyr to MAXxess Systems, Inc. to reflect the focus of this business on electronic access control systems.

        Broadcast provided software-based systems that integrate, control and automate the management of multiple classes of equipment used in the operation of a broadcast studio and satellite uplink facility. In March 2003, we decided to discontinue the operations of Broadcast.

        Zyfer provided GPS-aided precision timing and synchronization products, including its CommSynch II product family and its digital timing subsystems for the cellular telephone industry. In May 2003, we sold substantially all of the assets of our Zyfer subsidiary for a purchase price of $2.3 million in cash plus future incentive payments of up to $1 million in each of the years ended April 30, 2004 and 2005. The amount of these future incentive payments will be based on the revenues generated by the sale of Zyfer's products or the license of its technologies.

        During the quarter ended December 31, 2000, we began a restructuring to reduce our overall expenses and to focus our business on those areas that we believe would provide the highest return for our stockholders. This restructuring resulted in a 25% reduction in our workforce in the fiscal year ended March 31, 2001 ("fiscal 2001") as compared to the prior year and the discontinuation of certain product lines. In September 2001, in connection with continued cost control efforts and the slowdown in the telecommunications industry, our Board of Directors approved the immediate discontinuation of Mariner Networks, Inc., our wholly-owned subsidiary, which was historically part of our telecom segment. Mariner had previously been a manufacturer of telecommunications equipment.

        As a result of the sale of the Gyyr CCTV Products line and the discontinuation of Mariner Networks, we reorganized our European operations and reduced our overall staffing levels. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. In connection with this restructuring, 34 employees were terminated in the quarter ended December 31, 2001 and 78 employees were terminated in the quarter ended March 31, 2002.

        In fiscal 2003, in order to further align our operations with our objectives of pursuing business opportunities focused in the ITS and security markets, we began the process of selling the assets of Zyfer and discontinuing the manufacturing operations of Broadcast referenced above. In the fourth quarter of fiscal 2003, we incurred a loss from discontinued operations of $6.3 million related to the wind-down of Broadcast. The operations of Broadcast currently consist of seven people at March 31, 2003, all of whom are focused solely on servicing existing customer commitments and contracts for product and system service through their expiration dates.

        In the fiscal year ending March 31, 2004, we anticipate that we will only be operating in two business segments. ITS and Security Products, consisting of Iteris, Inc. and MAXxess Systems, Inc. respectively.

        Our financial statements contained in this report have been restated for all periods reported to reflect the discontinuation of the operations of Broadcast, Mariner Networks and Zyfer and, accordingly, only reflect the operations of Iteris and MAXxess.

        We have generated net losses from operations of $203,000 in fiscal 2003, $2.8 million in fiscal 2002 and $15.9 million in fiscal 2001. While we have substantially reduced our operating losses in recent periods, we have experienced negative cash flows from operations in the amount of $4.8 million in fiscal 2003, $18.2 million in fiscal 2002 and $20.1 million in fiscal 2001, and had a stockholders' deficit of $4.3 million at March 31, 2003. We expect that our operations will continue to use net cash at least through the end of calendar 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. We cannot assure you that any additional funding will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses, cash requirements and stockholders' deficiency, raise substantial doubt about our ability to continue as a going concern.

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

        Revenue Recognition.    We record product revenues and related cost of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved. Unless otherwise stated in our product literature, we provide a one to two year warranty on all product material and workmanship, and establish reserves for potential warranty returns as products are shipped. Defective products are either repaired or replaced, at our option, upon meeting certain criteria.

        Contract revenue is derived primarily from long-term contracts with governmental agencies. Contract revenue includes costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. We record a charge to earnings for any anticipated losses on contracts in the period in which such losses are identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to cost and revenue and are recognized in the period in which the revisions are determined. We include profit incentives in revenue in the period in which their realization is reasonably assured.

        We record revenues from follow-on service and support, for which we charge separately, in the period in which such services are performed.

        Accounts Receivable.    We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. We have recorded reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

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

        Impairment of Assets and Restructuring.    During fiscal 2003, we recorded reserves and asset write-downs in connection with the sale of substantially all of the assets of Zyfer and the discontinuation of Broadcast. These include estimates pertaining to the fair value of assets and facility closure costs.

Although we do not anticipate significant changes, the actual assets values and closure costs may differ from the amounts estimated.

Results of Operations

        The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended March 31,
	2001	2002	2003
Net sales and contract revenues:
Net sales	67.9%	56.2%	47.3%
Contract revenues	32.1	43.8	52.7

Total net sales and contract revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net sales	49.7	32.1	24.0
Cost of contract revenues	22.1	25.2	33.7
Selling, general and administrative expense	40.4	35.4	33.8
Research and development expense	12.1	8.4	8.9
Restructuring charges	1.2	4.2	—

Total costs and expenses	(125.5)	(105.3)	(100.4)

Loss from operations	(25.5)	(5.3)	(0.4)
Non-operating income (expense):
Royalty income	28.6	—	—
Other income	2.1	5.5	.8
Interest expense, net	(2.8)	(8.0)	(1.6)

Income (loss) before tax	2.4	(7.8)	(1.2)
Income tax benefit	—	1.5	—

Income (loss) from continuing operations before minority interest	2.4	(6.3)	(1.2)
Minority interest in earnings of subsidiary	—	(3.7)	(8.0)

Income (loss) from continued operations	2.4	(9.9)	(9.2)
Income (loss) from discontinued operations, net of income tax	(54.5)	(40.3)	(18.4)
Extraordinary loss from early extinguishment of debt	—	(0.8)	—

Net loss	(52.1)%	(51.0)%	(27.6)%

        Net Sales and Contract Revenues.    Net sales and contract revenues consist of (i) sales of products and services to commercial and municipal agencies ("net sales") and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects ("contract revenues"). We currently have a diverse customer base and no customer constituted over 10% of our total net sales and contract revenues for fiscal year ended March 31, 2003 ("fiscal 2003"). Total net sales and contract revenues decreased 8.7% to $47.6 million for fiscal 2003 compared to $52.2 million for the fiscal year ended March 31, 2002 ("fiscal 2002"), and decreased 16.4% for the fiscal year ended March 31, 2002 compared to $62.4 million for the fiscal year ended March 31, 2001 ("fiscal 2001"). Sales of Iteris' transportation management systems and video sensor systems represented 86.9% of our total net sales and contract revenues for fiscal 2003, 71.5% in fiscal 2002 and 40.4% in fiscal 2001. We anticipate that Iteris will continue to represent a majority of our total net sales and contract revenues for the fiscal year ending March 31, 2004. Sales of Iteris' Vantage vehicle detection systems represented 37.0% of our consolidated net sales and contract revenues in fiscal 2003, 29.4% in fiscal 2002, and 16.0% in fiscal 2001. Contract revenues in Iteris systems represented 46.8% of consolidated net sales and contract revenues in fiscal 2003, 38.7% in fiscal 2002 and 27.9% in fiscal 2001.

        Net sales decreased 23.2% to $22.5 million in fiscal 2003 compared to $29.3 million in fiscal 2002. The decrease in net sales in fiscal 2003 compared to fiscal 2002 was primarily attributable to our sale of the Gyyr CCTV Products line late in the second quarter of fiscal 2002. Sales from Gyyr's CCTV Products line contributed $8.3 million in fiscal 2002 and $0 in fiscal 2003. After excluding the revenue from Gyyr's CCTV Products line in fiscal 2002, net sales in fiscal 2003 increased approximately 8.5% over net sales in fiscal 2002, which primarily reflects an increase in the unit sales of Iteris' Vantage vehicle detection systems, and to a lesser extent increased sales of our Iteris' AutoVue lane departure warning systems.

        Net sales decreased 30.7% to $29.3 million in fiscal 2002 compared to $42.4 million in fiscal 2001 principally as a result of the sale of our Gyyr CCTV Products line, and a decrease in MAXxess unit net sales. Gyyr CCTV Products sales comprised $26.4 million and $8.3 million of net sales in fiscal 2001 and fiscal 2002, respectively. Gyyr CCTV Products sales in fiscal 2002 include sales only through the date of the divestiture. The $18.1 million decline in sales of Gyyr CCTV Products was partially offset by increased unit sales of Vantage vehicle detection systems and AutoVue lane departure warning systems sold. The decrease in MAXxess net sales primarily reflects the decrease in sales to a major telecommunications customer in fiscal 2002 compared to fiscal 2001.

        Contract revenues increased 9.8% to $25.1 million in fiscal 2003 compared to $22.8 million in fiscal 2002, and increased 14.0% compared to $20.0 million in fiscal 2000. The increase in contract revenues in both fiscal 2003 and fiscal 2002 primarily reflects an increase in Iteris' contract revenues for ITS projects.

        Contract revenues derived from Iteris represented 88.8% of total contract revenues in fiscal 2003 compared to 88.4% of total contract revenues in fiscal 2002, and 87.0% of total contract revenues in fiscal 2001. The balance of the contract revenues were derived from the sale of space-borne recorders and related service and equipment to agencies of the United States Government. In March 2003, we were notified that our contract to provide continued maintenance for space-borne recorders for the United States Government would not be renewed and we do not anticipate any future revenue from this activity.

        Gross Profit.    Total gross profit decreased 9.5% to $20.2 million in fiscal 2003 compared to $22.3 million in fiscal 2002, and increased 26.8% in fiscal 2002 compared to $17.6 million in fiscal 2001. Total gross profit as a percent of net sales and contract revenues decreased to 42.3% in fiscal 2003 compared to 42.7% in fiscal 2002 and 28.2% in fiscal 2001. Gross profit as a percentage of net sales increased to 49.3% in fiscal 2003 compared to 42.9% in fiscal 2002 and 26.8% in fiscal 2001.

        The increase in gross profit as a percent of net sales in fiscal 2003 compared to 2002 reflects a 350 basis point increase in gross profit on sales of Iteris' Vantage video detection systems, in conjunction with a 14.8% increase in sales of these products in fiscal 2003 compared to 2002. Gross profit on MAXxess sales, as a percent of net sales, was relatively unchanged in fiscal 2003 compared to fiscal 2002. Fiscal 2002 revenues and gross profits included revenue contribution from the Gyyr CCTV Products line, at lower gross profits relative to net sales. The divestiture of this product line in September 2001 had the effect of increasing our consolidated gross profit performance beginning in the third quarter of fiscal 2002, which contributed to an overall increase in gross profit in fiscal 2003 compared to fiscal 2002.

        Gross profit in fiscal 2001 was net of charges of $3.1 million for the write-off of inventories associated with discontinued product lines. Before the effect of these write-offs, gross profit as percent of net sales in fiscal 2001 was 33.2%. The increase in gross profit as a percent of net sales in fiscal 2002 compared to fiscal 2001 primarily reflects increased gross profit on Iteris' net sales. Iteris' gross profit improved in fiscal 2002 primarily as a result of a 53.5% increase in Vantage sales and related improved manufacturing efficiencies. The increase in gross profit in fiscal 2002 also reflects the benefit of the divestiture of the Gyyr CCTV Products line, which had historically low gross margins relative to net sales in fiscal 2001.

        Gross profit as a percent of contract revenues decreased to 36.1% in fiscal 2003 compared to 42.5% in fiscal 2002, and compared to 31.2% in fiscal 2001. This decrease in fiscal 2003 reflects a mix of lower margin contracts in fiscal 2003 as compared to fiscal 2002. Furthermore, gross profit on contract revenues in fiscal 2002 benefited approximately 610 basis points from a $1.4 million reduction in loss reserves on certain Iteris long-term contracts resulting from changes in the scope of work defined by a major customer, most of which were nonrecurring in fiscal 2003. Net of such adjustments and profit realizations, we anticipate that gross profits as a percent of contract revenues are typically realized in a range of 31.0% to 35.0%, depending upon the mix and scope of work undertaken during any given reporting period. We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity primarily affects the related gross profit recognized in any given year. As noted above, in March 2003, we were notified that our contract to provide continued maintenance for space-borne recorders for the United States Government would not be renewed and we do not anticipate any future revenue from this activity.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 12.6% to $16.2 million (or 33.8% of total net sales and contract revenues) in fiscal 2003 compared to $18.5 million (or 35.4% of total net sales and contract revenues) in fiscal 2002, and decreased 23.8% in fiscal 2002 compared to $25.2 million (or 40.4% of total net sales and contract revenues) in fiscal 2001. Approximately $1.6 million of the decrease in selling, general and administrative expenses in fiscal 2003 compared to 2002 represents the cost reductions associated with the divestiture of the Gyyr CCTV Products line in the second quarter of fiscal 2002. The decrease in selling, general and administrative expenses in fiscal 2003 also reflects general cost reductions related to staffing and outside services for legal and accounting expenses, which was partially offset by increased sales and marketing costs in Iteris. The restructuring activities, which commenced during the third quarter of fiscal 2001, resulted in substantial decreases in selling, general and administrative expenses in MAXxess and Iteris in fiscal 2002, which were augmented by further cost reductions associated with the divestiture of the Gyyr CCTV Products line in September 2001.

        Research and Development Expenses.    Research and development expenses decreased 3.9% to $4.2 million (or 8.9% of total net sales and contract revenues) in fiscal 2003 compared to $4.4 million (or 8.4% of total net sales and contract revenues) in fiscal 2002, and decreased 41.9% in fiscal 2002 compared to $7.6 million (or 12.1% of total net sales and contract revenues) in fiscal 2001. For competitive reasons, we closely guard the confidentiality of specific development projects.

        The decrease in research and development expenses in fiscal 2003 compared to 2002 reflects the net of increased spending in Iteris and MAXxess, partially offset by cost savings associated with the divestiture of the Gyyr CCTV Products line at the end of the second quarter of fiscal 2002. The increases in Iteris relate principally to software algorithm development and new hardware designs for enhancements to its existing product family of Video Detection systems, in addition to development of video detection products that are expected to be announced in fiscal 2004. Increases in research and development expense at MAXxess primarily relate to the software development of new performance feature for its AXxess 202/NS line of electronic access control systems. The features introduced in fiscal 2003 to the AXxess 202/NS product line include a universal gateway for integrating other manufacturers systems and improved data encryption capabilities.

        The decrease in research and development expenses in fiscal 2002 was associated with the divestiture of the Gyyr CCTV Products line at the end of the second quarter of fiscal 2002, and with a substantial cost reduction in Iteris related to its development of technology to support personalized traveler information systems. The decrease in research and development expense in fiscal 2002 also reflects the full fiscal year cost benefit of the restructuring, which was begun in the fourth quarter of fiscal 2001. The restructuring resulted in substantial decreases in research and development expenditures, primarily in the areas of payroll and related benefits, prototype material costs and consulting fees.

        Restructuring Charges.    We commenced the restructuring of our business to reduce our overall expenses and to focus our business on those areas that we believe would provide the highest return for our stockholders. The restructuring included a reorganization of our European operations to lower our international costs. The restructuring charge of $2.2 million in fiscal 2002 reflects charges of approximately $1.5 million related to the reorganization of our European operations and $700,000 in severance charges incurred upon the retirement of the former Chief Executive Officer of Odetics.

        In fiscal 2001, we incurred restructuring charges of $0.8 million related to severance payments for staffing reductions across all of our business units.

        Royalty Income.    During fiscal 2001, in connection with the settlement of patent litigation that Odetics filed against StorageTek, we received proceeds, net of expenses and fees, of approximately $17.8 million in full settlement of the amounts due to us.

        Other Income.    Other income, net reflects the following:

	Year Ended March 31,
	2001	2002	2003
	(in thousands)
Gain on sale of real estate	$—	$—	$640
Loss on sale of Iteris common stock	—	(1,596)	(310)
Gain on sale of Gyyr assets	—	4,391	—
Gain on sale of solid state recorder assets	1,231	—	—
Other	109	124	58

Other income, net	$1,340	$2,919	$388

        Other income, net in fiscal 2003 includes a gain of $640,000 recognized on the sale and leaseback of our Anaheim, California facility, which was consummated in May 2002. We sold shares of our Iteris common stock that yielded gross proceeds of $3.8 million and $900,000 in fiscal 2002 and 2003, respectively. During fiscal 2002, we sold substantially all of the assets of Gyyr's CCTV Products line and Gyyr's Dome Products line. We realized an aggregate net gain of $4.4 million on these sales. During fiscal 2001, we sold the assets of our solid state recorder business, which yielded gross proceeds of $1.9 million and a net gain of $1.2 million.

        Interest Expense, Net.    Interest expense, net reflects the net of interest expense and interest income as follows:

	Year Ended March 31,
	2001	2002	2003
	(in thousands)
Interest expense	$2,012	$4,190	$761
Interest income	250	—	—

Interest expense, net	$1,762	$4,190	$761

        Interest expense decreased 87.7% in fiscal 2003 compared to fiscal 2002 and increased 108.3% in fiscal 2002 compared to fiscal 2001. As a result of the sale and leaseback of our Anaheim, California facilities, we repaid a $16.4 million outstanding indebtedness under a promissory note in May 2002. The increase in interest expense in fiscal 2002 reflects an increase in our average outstanding borrowings, an increase in our cost of borrowing and $1.2 million of amortization of debt discount associated with a warrant issued in connection with certain of our financing transactions.

        Extraordinary Item.    The extraordinary loss incurred in fiscal 2002 relates to a prepayment penalty we incurred in fiscal 2002 in connection with the retirement of our mortgage note payable resulting from the refinancing of our Anaheim real property.

        Income Taxes.    During fiscal 2002, we recognized an income tax benefit of $785,000 for the recovery of net operating loss carry backs made available under the Job Creation and Workers Association Act of 2002. We have not provided income tax benefit for the losses incurred in fiscal 2003 due to the uncertainty as to the ultimate realization of the related benefit.

        Minority Interest in Subsidiary.    The minority interest represents the minority stockholders' share of Iteris' net income or loss and the accretion of the redemption preference of Iteris's Series A preferred stock.

Liquidity and Capital Resources

        During fiscal 2003, we used $4.8 million of cash to fund our operations. Operating cash flow reflects our net loss of $13.1 million in fiscal 2003 increased for non-cash gains of $1.7 million related to the sale of our real estate assets, and decreased by $4.9 million in non-cash reserves for asset impairments related to the write-down of the assets of the discontinued operations of Broadcast and Zyfer, by non-cash charges of $3.8 million related to the minority interest in our Iteris subsidiary and $1.1 million for depreciation and amortization. As of March 31, 2003, we had cash of $437,000.

        In May 2002, we completed the sale and leaseback of our Anaheim, California facilities for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under a promissory note, which was secured by a first deed of trust on our Anaheim facilities. In connection with the sale and leaseback, we pledged cash of $2.5 million to secure our obligations under the lease. The pledged amounts will be released to us based upon our continued compliance with financial covenants and performance under the lease. The balance of the proceeds from this sale was used for general working capital purposes. We committed to lease one of the two buildings on this property for a period of ten years, and to lease the other building for a period of 30 months.

        On August 16, 2002, we completed a private placement of 2,500,000 of our Class A common stock to an institutional investor for $3.0 million in cash. The transaction, net of expenses, raised net proceeds of approximately $2.7 million. In connection with this offering, we also issued warrants to the investor to purchase up to another 1,250,000 shares at an exercise price of $1.50 per share, and up to 1,250,000 shares at an exercise price of $1.80 per share. The warrants are exercisable at any time by the investor, and are callable by us if the market price of our Class A common stock trades for 20 consecutive days at a price equal or greater than two times the exercise price of the warrants. If all of the warrants are exercised, the total gross proceeds from this transaction are expected to be $7.2 million. The proceeds from the transaction were used to fund general working capital requirements.

        In May 2003, we completed the sale of substantially all the assets of our wholly-owned subsidiary, Zyfer, Inc., for $2.3 million in cash plus the assumption of liabilities. The cash proceeds were used to fund working capital requirements and pay short-term liabilities. The asset purchase agreement provides for future incentive payments to us of up to $1.0 million in each of the twelve months ended

April 30, 2004 and 2005 based upon the achievement of certain revenues goals related to the sale of Zyfer products or the licensing of its technologies.

        Our contractual obligations are as follows at March 31, 2003:

	Payments Due by Period
	Total	One Year or Less	Two to Three Years	Four to Five Years	After Five Years
	(in thousands)
Lines of credit	1,485	235	1,250	—	—
Operating leases	17,417	2,171	3,975	3,663	7,608

Total	18,902	2,406	5,225	3,663	7,608

        We expect that our operations will continue to use net cash at least through the end of calendar 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. We believe that our future ability to obtain additional funding will be dependent upon our ability to narrow our operating losses and provide a favorable expectation of future operating profitability. We believe our ability to raise additional capital may also be adversely affected if Nasdaq determines to delist our Class A common stock from the Nasdaq SmallCap Market. The steps undertaken in fiscal 2002 and fiscal 2003 were intended to lower our operating costs, widen our gross profits, and generally provide more opportunity to return to profitability. Furthermore, we believe that a focused business model provides a more compelling opportunity for appreciation in stockholder value. Notwithstanding the recent refinements to our business model and our more defined focus, we cannot be certain that we will be able to secure additional debt or equity financing on terms acceptable to us, on a timely basis, or at all.

        Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of the revenue plans by both Iteris and MAXxess. A critical element of controlling expenses relates to the restructuring of our facilities lease arrangements. We are currently in negotiations with our landlords to restructure our leases for our principal facilities in order to reduce our overall operating expenses to a level commensurate with our existing operations. We cannot be assured of the outcome of these negotiations and, as a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with our recurring losses, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Recent Accounting Pronouncements

        In 2003, we adopted Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Application of this statement did not have a significant effect on our consolidated results of operations or financial position.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted the provisions of Statement 146 on January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. We do not have any other outstanding guarantees at March 31, 2003 required to be disclosed or recorded as obligations upon adoption of FIN 45.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation changes the method of determining whether certain entities should be included in our consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. We have not yet determined the impact, if any, that the adoption of FIN 46 will have on our financial position, results of operations or cash flows.

RISK FACTORS

        Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider the following risks carefully in addition to the together information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

        We Have Experienced Substantial Losses and May Continue to Experiencing Losses for the Foreseeable Future.    We experienced losses from continuing operations of $4.4 million in the year ended March 31, 2003 and $5.2 million in the year ended March 31, 2002. In the three months ended September 30, 2001, we downsized our business in connection with our sale of the Gyyr CCTV Products line, the discontinuation of the business of our Mariner Networks subsidiary and the reorganization of our European operations to reduce our operating expenses. In addition, in May 2003, we sold our Zyfer business and we are continuing to explore the divestiture of the assets related to our Broadcast business. We cannot assure you that our efforts to downsize our operations or reduce our operating expenses or sell portions of our business will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        We Will Need to Raise Additional Capital in the Future, But We May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All.    We have generated significant net losses in recent periods, and have experienced negative cash flows from operations of $4.8 million in the year ended March 31, 2003, $18.2 million in the year ended March 31, 2002 and $20.1 million in the year ended March 31, 2001. Although we completed the sale of our Anaheim, California property in May 2002 and the sale of our Zyfer subsidiary in May 2003, the majority of the proceeds from such sales were used to pay outstanding debts and accounts payables. In addition, $3.0 million of the proceeds from the sale of the Anaheim property have been pledged to secure our performance under the leases for our Anaheim facility and we have yet to monetize the assets of our Broadcast subsidiary. As of March 31, 2003, our cash balance was approximately $0.4 million and we anticipate that we will need to raise additional capital in the future. Our Iteris subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004. Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility (although there were no amounts outstanding under the line of credit at March 31, 2003).

        We plan to raise additional capital in the near future, either through bank borrowings, other debt or equity financings, or the divestiture of additional business units or select assets. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses and cash requirements, raise substantial doubt about our ability to continue as a going concern.

        Our capital requirements will depend on many factors, including:

  •
  our ability to control costs;

  •
  market acceptance of our products and the overall level of sales of our products;

  •
  our ability to generate operating income;

  •
  our ability to renegotiate our real property leases;

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

        The Trading Price of Our Common Stock Is Highly Volatile and Our Shares Could be Delisted from the Nasdaq Small Cap Market and You May Not Be Able to Resell Your Shares of Stock at or Above the Price You Paid for Them.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $0.45 per share and as high as $29.44 per share and our Class B common stock has traded at prices as low as $0.20 per share and as high as $29.62 per share. In April 2002, because we failed to meet the minimum stockholder's equity requirement for continued listing on the Nasdaq National Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq National Market and subsequently approved for listing on the Nasdaq SmallCap Market. In November 2002, we received a Nasdaq Staff Determination that we had not maintained compliance with the continued listing criteria and that our common stock was subject to delisting from the Nasdaq SmallCap Market. Our Class B common stock was delisted from the Nasdaq SmallCap Market in April 2003. We requested and received an extension of such delisting proceedings but subsequently received, in May 2003, a second Nasdaq Staff Determination stating that we were not in compliance with the continued listing criteria, and that our Class A common stock was also subject to delisting from the Nasdaq SmallCap Market. We participated in a hearing before a Nasdaq Listing Qualifications Panel in June 2003 to appeal the Staff Determination but a final determination by the panel has not yet been issued. Odetics' listing status will not change until such final determination has been issued by the panel. However, there can be no assurance that the panel will grant our request for continued listing on the Nasdaq SmallCap Market, and if we are unsuccessful in our appeal and are delisted from the Nasdaq SmllCap Market, there may not be an active trading market for our stock. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

        In the event our Class A common stock is delisted, trading, if any, in our Class A common stock thereafter may be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. In addition, our securities could become subject to "penny stock" restrictions, including Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage of us, adverse effects on the ability of broker-dealers to sell our securities, and lower prices for our securities than might otherwise be attained.

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

        We Depend on Government Contracts and Subcontracts, and Because Many of our Government Contracts are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit and Could Adversely Impact our Operating Results.    A significant portion of the sales by Iteris were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 26%, 38% and 47% of our total net sales and contract revenues for the years ended March 31, 2001, 2002 and 2003, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

        Due to all of the factors listed above and, our future operating results could be below the expectations of securities analysts or investors. If that happens, the trading price of our common stock could decline. As a result of these quarterly variations, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

        We Have Adopted a New Operating Strategy, Which Is Untried and Exposes Us to New Risks.    Recently, we divested ourselves of many of our business units and have begun to focus our business on the emerging homeland security opportunities and the business of our Iteris subsidiary. We continue to explore options for the sale of our other business units and continue to change our incubator strategy, which required us to make significant investments in our business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders through an initial public offering or sale to a strategic buyer. The new focus of our business may not be profitable and the current climate of international conflicts and political unrest may not translate to a profitable market for our products. Our current business strategy is untried there is no assurance that the new business plan or the continued execution of the Iteris business will be successful.

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

        Our future success will also depend in part on the success of several products including AutoVue, our lane departure warning system. Iteris currently outsources the manufacture of its AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

        MAXxess is expecting its product offering to include chemical detection systems and a security solution for municipalities called Safe Cities. Our ability to be successful in this endeavor is dependent upon the completion of software development tasks and the continued cooperation of Draeger Safety, Inc.

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

        We Have Significant International Sales and Our International Business Operations May be Threatened by Many Factors That are Outside of Our Control.    Despite the reorganization of our European operations and the resulting reduction in international sales, such sales continue to be significant to our business, particularly for our AutoVue and Vantage product lines. International sales represented 1.9% of our net sales and contract revenues for the fiscal year ended March 31, 2003, 3.5% of our net sales and contract revenues for the fiscal year ended March 31, 2002 and 10.3% for the fiscal year ended March 31, 2001. The recent terrorist attacks in the United States and abroad and heightened security may adversely impact our international sales and could make our international operations more expensive.

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

        We believe that international sales will continue to represent a significant portion of our revenues, and that continued growth and profitability could require expansion of our international operations. Nearly all of our international sales from this point on are denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

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

        Acquisitions of Companies or Technologies May Require Us to Undertake Significant Capital Infusions and Result in Disruptions of Our Business and Diversion of Resources and Management Attention.    Over the past few years, we have expanded our operations and made several substantial acquisitions of diverse businesses, including Meyer Mohaddes Associates, Inc., Viggen Corporation, and certain assets of the Transportation Systems business of Rockwell International. We may continue to engage in acquisitions of complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

        The Markets in Which We Operate Are Highly Competitive and Have Many More Established Competitors, Which Could Adversely Affect Our Sales or the Market Acceptance of Our Products.    We compete with numerous other companies in our target markets and we expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

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

        We May Not be Able to Adequately Protect or Enforce Our Intellectual Property Rights, Which Could Harm Our Competitive Position.    If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

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

        Some of Our Directors, Officers and Their Affiliates Can Control the Outcome of Matters that Require the Approval of Our Stockholders, and Accordingly We Will Not be Able to Engage in Certain Transactions Without Their Approval.    As of June 18, 2003, our officers and directors beneficially owned approximately 21% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Our exposure to interest rate risk is limited to our lines of credit. Iteris' and Odetics' lines of credit bear interest at the prevailing prime rate, plus 2% and 4%, respectively. Our $16.0 million note payable, prior to its repayment in May 2002, carried a fixed rate of interest. We estimate that, based on amounts outstanding at March 31, 2003, a 10% increase in the prime rate would result in an increase in interest expense, on an annualized basis, of less than $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

        (a)    Identification of Directors.    The information under the caption "Election of Directors," appearing in our proxy statement, is incorporated herein by reference.

        (b)    Identification of Executive Officers.    The information under the caption "Executive Compensation and Other Information," appearing in our proxy statement, is incorporated herein by reference.

        (c)    Compliance with Section 16(a) of the Exchange Act.    The information under the caption "Executive Compensation and Other Information," appearing in our proxy statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information under the caption "Executive Compensation and Other Information," appearing in our proxy statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        As of March 31, 2003, Odetics had only one plan, the 1997 Stock Incentive Plan, pursuant to which equity securities of Odetics are authorized for issuance. The following table sets forth certain information regarding this plan:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available under Equity Compensation Plans (excluding some securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1997 Stock Incentive Plan	961,920	$3.73	689,000
Equity Compensation Plans Not Approved by Security Holders
None
Total	961,920		689,000

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

ITEM 14. CONTROLS AND PROCEDURES.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Documents filed as part of this report:

          1.    Financial Statements.    The following financial statements of Odetics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

          2.     Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts	S-1

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
10.4
Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust (incorporated by reference to Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Odetics' Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990)
10.5	1997 Stock Incentive Plan of Odetics (as amended on May 3, 2002).
10.6	Form of Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000)
10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).
10.8
Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control (incorporated by reference to Exhibit 99.4 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).
10.9
Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights (incorporated by reference to Exhibit 99.5 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).
10.10	Form of Stock Issuance Agreement (incorporated by reference to Exhibit 99.6 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000)

10.11
Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (incorporated by reference to Exhibit 99.7 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).
10.12
Form of Notice of Grant of Automatic Stock Option—Initial Grant filed as Exhibit 99.8 filed as Exhibit (incorporated by reference to Exhibit 99.8 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).
10.13
Form of Notice of Grant of Automatic Stock Option—Annual Grant (incorporated by reference to Exhibit 99.9 to Odetics' Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).
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
10.18
Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Odetics, Inc. and 1515 South Manchester, LLC (incorporated by reference to Exhibit 2.1 to Odetics' Current Report on Form 8-K as filed with the SEC on June 12, 2002).
10.19	Sublease Agreement dated May 7, 2003 by and between Odetics, Inc. and FEI-Zyfer, Inc.
21	Subsidiaries of Odetics.
23.1	Consent of Independent Auditors.
99.1	Section 906 Certification, as furnished by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Release No. 33-8212, 34-47551.

            (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on June 27, 2003.

ODETICS, INC.
By:	/s/ GREGORY A. MINER Gregory A. Miner, Chief Executive Officer and Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY A. MINER Gregory A. Miner (principal executive officer and principal financial officer)	Director, Chief Executive Officer and Chief Financial Officer	June 27, 2003
/s/ JOEL SLUTZKY Joel Slutzky	Chairman of the Board	June 27, 2003
/s/ KEVIN C. DALY Kevin C. Daly, Ph.D	Director	June 27, 2003
/s/ CRANDALL GUDMUNDSON Crandall Gudmundson	Director	June 27, 2003

/s/ JERRY MUENCH Jerry Muench	Director	June 27, 2003
/s/ JOHN SEAZHOLTZ John Seazholtz	Director	June 27, 2003
/s/ GARY SMITH Gary Smith	Vice President and Controller (principal accounting officer)	June 27, 2003
/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	June 27, 2003
/s/ PAUL E. WRIGHT Paul E. Wright	Director	June 27, 2003

CERTIFICATION

I, Gregory A. Miner, certify that:

        1.     I have reviewed this annual report on Form 10-K of Odetics, Inc.

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ GREGORY A. MINER Gregory A. Miner, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Odetics, Inc.

Index to Consolidated Financial Statements

Report of Independent Auditors

Stockholders and Board of Directors
Odetics, Inc.

        We have audited the accompanying consolidated balance sheets of Odetics, Inc. as of March 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odetics, Inc. at March 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                      /s/Ernst & Young LLP

Orange County, California
June 3, 2003

Odetics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$408	$437
Trade accounts receivable, net of allowance for doubtful accounts of $115 in 2002 and $156 in 2003	8,617	8,549
Costs and estimated earnings in excess of billings on uncompleted contracts	3,565	2,398
Inventories:
Finished goods	155	211
Work in process	25	419
Materials and supplies	3,528	3,634
Prepaid expenses and other	1,621	435
Assets of discontinued operations	8,525	4,392

Total current assets	26,444	20,475
Restricted cash	—	2,516
Property, plant and equipment:
Land	2,060	—
Buildings and improvements	19,005	43
Equipment	7,322	7,256
Allowances for depreciation	(12,390)	(5,336)

	15,997	1,963
Goodwill	9,769	9,807
Other assets	28	81

Total assets	$52,238	$34,842

Liabilities and stockholders' equity (deficit)
Current liabilities:
Trade accounts payable	$4,646	$5,862
Accrued payroll and related	4,696	5,731
Accrued expenses	1,761	858
Billings in excess of costs and estimated earnings on uncompleted contracts	2,236	304
Advances under receivables purchase agreement with related party	—	235
Liabilities of discontinued operations	4,585	4,139
Current portion of long-term debt	16,124	—

Total current liabilities	34,048	17,129
Revolving line of credit	767	—
Revolving line of credit with related party	1,250	1,250
Deferred gain on sale of building	—	6,025
Other liabilities	25	15
Minority interest	10,893	14,711
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock:
Authorized shares—2,000,000
Issued and outstanding—none	—	—
Common stock, $.10 par value:
Authorized shares—50,000,000 of Class A and 2,600,000 of Class B
Issued and outstanding shares—11,490,530 of Class A and 1,035,841 of Class B at March 31, 2002; 14,080,914 of Class A and 1,035,841 of Class B at March 31, 2003	1,252	1,512
Paid-in capital	89,134	92,819
Treasury stock, 93 and 93 shares in 2002 and 2003, respectively	(1)	(1)
Notes receivable from employees	(51)	(51)
Accumulated other comprehensive income	241	(99)
Accumulated deficit	(85,320)	(98,468)

Total stockholders' equity (deficit)	5,255	(4,288)

Total liabilities and stockholders' equity (deficit)	$52,238	$34,842

See accompanying notes.

Odetics, Inc.

Consolidated Statements of Operations

(In thousands, except per share information)

	Year ended March 31,
	2001	2002	2003
Net sales and contract revenues:
Net sales	$42,363	$29,343	$22,541
Contract revenues	20,039	22,846	25,086

	62,402	52,189	47,627
Costs and expenses:
Cost of sales	31,028	16,769	11,424
Cost of contract revenues	13,781	13,132	16,034
Selling, general and administrative expenses	25,219	18,491	16,157
Research and development expenses	7,549	4,385	4,215
Restructuring charges	757	2,189	—

	78,334	54,966	47,830

Loss from operations	(15,932)	(2,777)	(203)
Non-operating income (expense)
Royalty income	17,825	—	—
Other income, net	1,340	2,919	388
Interest expense, net	(1,762)	(4,190)	(761)

Income (loss) before income tax	1,471	(4,048)	(576)
Income tax benefit	—	785	—

Income (loss) from continuing operations before minority interest	1,471	(3,263)	(576)
Minority interest in earnings of subsidiary	—	(1,910)	(3,818)

Income (loss) from continuing operations	1,471	(5,173)	(4,394)
Loss from discontinued operations, net of taxes of $0	(34,011)	(20,965)	(8,754)
Extraordinary loss from early extinguishment of debt, net of tax of $0	—	(450)	—

Net loss	$(32,540)	$(26,588)	$(13,148)

Basic earnings (loss) per share:
Continuing operations	$0.15	$(0.46)	$(0.31)
Discontinued operations	(3.41)	(1.86)	(0.61)
Extraordinary loss	—	(0.04)	—

Basic loss per share	$(3.26)	$(2.36)	$(0.92)

Diluted earnings (loss) per share:
Continuing operations	$0.14	$(0.46)	$(0.31)
Discontinued operations	(3.33)	(1.86)	(0.61)
Extraordinary loss	—	(0.04)	—

Diluted loss per share	$(3.19)	$(2.36)	$(0.92)

Shares used in computing basic earnings (loss) per share	9,977	11,267	14,276

Shares used in computing diluted earnings (loss) per share	10,209	11,267	14,276

See accompanying notes.

Odetics, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock
	Shares outstanding
						Notes receivable from employees	Accumulative other comprehensive income
	Class A common stock	Class B common stock	Amount	Paid-in capital	Treasury stock			Accumulated deficit	Total	Comprehensive income
Balance at March 31, 2000	8,183	1,052	$923	$61,200	$(22)	$(61)	$262	$(26,192)	$36,110	$—
Issuances of Odetics common stock	1,270	—	127	17,348	21	—	—	—	17,496	—
Conversion of Class B common stock	16	(16)	—	—	—	—	—	—	—	—
Payments on notes receivable	—	—	—	—	—	10	—	—	10	—
Foreign currency translation adjustments	—	—	—	—	—	—	(698)	—	(698)	(698)
Net loss	—	—	—	—	—	—	—	(32,540)	(32,540)	(32,540)

Balance at March 31, 2001	9,469	1,036	1,050	78,548	(1)	(51)	(436)	(58,732)	20,378	(33,238)

Issuances of Odetics common stock	2,022	—	202	3,716		—	—		3,918	—
Issuance of Iteris common stock	—	—	—	5,513	—	—	—	—	5,513
Issuance of warrants	—	—	—	1,357		—	—		1,357	—
Foreign currency translation adjustments	—	—	—	—	—	—	677	—	677	677
Net loss	—	—	—	—	—	—	—	(26,588)	(26,588)	(26,588)

Balance at March 31, 2002	11,491	1,036	1,252	89,134	(1)	(51)	241	(85,320)	5,255	(25,911)

Issuances of Odetics common stock	2,590	—	260	2,814	—	—	—	—	3,074	—
Issuance of Iteris common stock	—	—	—	871	—	—	—	—	871
Foreign currency translation adjustments	—	—	—	—	—	—	(340)	—	(340)	(340)
Net loss	—	—	—	—	—	—	—	(13,148)	(13,148)	(13,148)

Balance at March 31, 2003	14,081	1,036	$1,512	$92,819	$(1)	$(51)	$(99)	$(98,468)	$(4,288)	$(13,488)

See accompanying notes.

Odetics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended March 31,
	2001	2002	2003
Operating activities
Net loss	$(32,540)	$(26,588)	$(13,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,967	3,776	816
Amortization of warrants	—	1,230	246
Amortization of deferred gain on sale-leaseback	—	—	(1,665)
Write-off of discontinued subsidiaries	—	8,361	4,909
Minority interest in earnings of subsidiary	—	1,910	3,818
Loss on sale of Iteris common stock	—	1,597	310
Loss on disposal of assets	—	48	2
Write-off of capitalized software	4,014	—	—
Gain on sale of product lines	(1,230)	(3,385)	—
Provision for losses on accounts receivable	78	102	—
Changes in operating assets and liabilities (Note 15)	4,621	(5,284)	(77)

Net cash provided by (used in) operating activities	(20,090)	(18,233)	(4,789)
Investing activities
Purchases of property, plant and equipment, net	(2,502)	(426)	(518)
Repurchase of real estate option	(5,000)	—	—
Proceeds from sale of product lines	1,877	9,884	—
Proceeds from sale of building	—	—	18,951
Purchase of net assets of acquired business	(42)	(200)	—
Other	(688)	677	(340)

Net cash provided by (used in) investing activities	(6,355)	9,935	18,093
Financing activities
Proceeds from line of credit and long-term borrowings	26,644	28,720	—
Principal payments on line of credit and long-term debt	(19,857)	(30,929)	(16,912)
Proceeds from sale of Iteris common and preferred stock	—	8,697	871
Proceeds from issuance of common stock	16,996	—	2,766

Net cash provided by (used in) financing activities	23,783	6,488	(13,275)

Increase (decrease) in cash	(2,662)	(1,810)	29
Cash and cash equivalents at beginning of year	4,880	2,218	408

Cash and cash equivalents at end of year	$2,218	$408	$437

See accompanying notes.

Odetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2003

1.     Formation and Operations

        Odetics, Inc. (the Company) provides products, systems and services that control and manage the use of public roadways and services access and safety of public and private facilities. Odetics currently operates through its wholly-owned subsidiaries, MAXxess Systems, Inc., formally known as Gyyr Incorporated (MAXxess), and its majority-owned subsidiary, Iteris, Inc. (Iteris).

        During fiscal 2002 and fiscal 2003, the Company incurred net losses of $26.6 million and $13.1 million, respectively. The Company financed its operations in fiscal 2002 and fiscal 2003 largely through cash received from debt and equity financings, the sale of assets and the divestiture of certain of its subsidiaries.

        On May 28, 2002, the Company completed the sale and leaseback of its Anaheim, California facility for an aggregate sale price of $22.6 million. Under the terms of the sale and leaseback agreement, the Company will continue to lease one of the two buildings located on the property for an initial ten-year period at a rate of $152,150 per month and the other building for a period of 30 months at a rate of approximately $57,553 per month. Approximately $16.4 million of the proceeds from the sale was used to repay the outstanding indebtedness and accrued interest under a promissory note that was secured by a first deed of trust on the Anaheim facility (Note 6), and $2.5 million is being held in escrow as a security deposit on future lease payments. The balance of the proceeds was available for general working capital purposes. The gain on the sale of the facility was approximately $8.2 million, of which $640,000 was recognized immediately, and the remainder was deferred and is being amortized against rent expenses over the term of the leases.

        On August 16, 2002, the Company completed a private placement of 2,500,000 of our Class A common stock to an institutional investor for $3.0 million in cash. The transaction, net of expenses, raised net proceeds of approximately $2.7 million. In connection with this offering, the Company also issued warrants to the investor to purchase up to another 1,250,000 shares at an exercise price of $1.50 per share, and up to 1,250,000 shares at an exercise price of $1.80 per share. The warrants are exercisable at any time by the investor, and are callable by us if the market price of the Company's Class A common stock trades for 20 consecutive days at a price equal or greater than two times the exercise price of the warrants. If all of the warrants are exercised, the total gross proceeds from this transaction are expected to be $7.2 million. The proceeds from the transaction were used to fund general working capital requirements.

        On May 9, 2003, the Company completed the sale of substantially all of the assets of its Zyfer subsidiary for $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provides for future incentive payments of up to $1 million in each of the twelve month periods ended April 30, 2004 and 2005, based on the achievement of certain revenue goals related to the sale of Zyfer products or the licensing of its technologies.

        The Company expects that its operations will continue to use net cash at least through the end of calendar 2003. The Company also expects to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund its operations until the Company returns to profitability and positive operating cash flows. The Company believes that its future ability to obtain additional funding will be dependent upon its ability to narrow our operating losses and provide a favorable expectation of future operating profitability. The Company believes its ability to raise additional capital may also be adversely affected if Nasdaq determines to delist the Company's Class A common stock from the Nasdaq SmallCap Market. The steps undertaken in fiscal 2002 and fiscal 2003 were intended to lower its operating costs, widen its gross profits, and generally provide more opportunity to return to profitability. Furthermore, the Company believes that a focused business model provides a more compelling opportunity for appreciation in stockholder value. Notwithstanding the recent refinements to our business model and its more defined focus, the Company cannot be certain that it will be able to secure additional debt or equity financing on acceptable terms, on a timely basis, or at all.

        The Company's future cash requirements will be highly dependent upon its ability to control expenses, as well as the successful execution of the revenue plans by both Iteris and MAXxess. A critical element of controlling expenses relates to the restructuring of the Company's facilities lease arrangements. Management is currently in negotiations with the Company's landlords to restructure its leases for its principal facilities in order to reduce the Company's overall operating expenses to a level commensurate with its existing operations. The outcome of these negotiations cannot be assured and, as a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with the Company's recurring losses, raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowances for doubtful accounts deferred tax assets, inventory reserves, certain accrued liabilities, costs to complete long-term contracts and estimates of future cash flows used to determine the recoverability of long lived assets.

Revenue Recognition

        Product revenues and related cost of sales are recognized upon the transfer of title, which generally occurs upon shipment or, if required, upon acceptance by the customer, provided that the Company believes collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

        Contract revenues are derived primarily from long-term contracts with governmental agencies. Contract revenue includes costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to cost and revenue and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured.

        Revenues from follow-on service and support, for which the Company charges separately, is recorded in the period in which the services are performed.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with initial maturities of less than ninety days.

Concentration of Credit Risk

        The Company maintains reserves for potential credit losses, estimating the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. The Company has recorded reserves for receivables deemed to be at risk for collection, as well as a general reserve based on historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured. At March 31, 2002 and 2003, accounts receivable from governmental agencies and prime government contractors were approximately $3,575,000 and $3,362,000, respectively.

Fair Values of Financial Instruments

        Fair values of cash and cash equivalents approximate the carrying value because of the short period of time to maturity. The fair value of line of credit agreements approximate carrying value because the related rates of interest approximate current market rates.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Equipment is depreciated principally by the declining balance method over their estimated useful lives ranging from four to eight years. Depreciation expense from continuing operations for the years ended March 31, 2001, 2002 and 2003 was $1.1 million, $1.1 million and $0.8 million, respectively.

Long-Lived Assets

        Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment of the carrying value of its long-lived assets existed at March 31, 2003. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company strategic plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during fiscal 2004. If the Company's estimate of future undiscounted cash flow should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

Goodwill

        Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities. At March 31, 2003, all goodwill is attributable to the Company's Intelligent Transportation segment.

        On April 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company's reporting units, as defined, and the carrying value of the reporting units' net assets, including goodwill. Pursuant to Statement 142, upon adoption the Company tested its goodwill for impairment and, based upon recent sales of equity securities, determined that no impairment existed. Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. The Company performs the annual impairment review as of January 1 of each year. The 2003 annual review resulted in no impairment of the carrying value of goodwill. Adjusted net income and the related earnings per share impact of the adoption of Statement 142 is as follows:

	Year ended March 31,
	2001	2002	2003
Reported income (loss) from continuing operations	$1,471	$(5,173)	$(4,394)
Add back goodwill amortization	1,924	1,516	—

Adjusted net income (loss) from continuing operations	3,395	(3,657)	(4,394)
Loss from discontinued operations, net of income taxes	(34,011)	(20,965)	(8,754)
Extraordinary loss on early extinguishment of debt	—	(450)	—

Adjusted net income (loss)	$(30,616)	$(25,072)	$(13,148)

Basic earnings (loss) per share:
Reported income (loss) from continuing operations	$0.15	$(0.46)	$(0.31)
Add back goodwill amortization	0.19	0.13	—

Adjusted net income (loss) from continuing operations	0.34	(0.33)	(0.31)
Loss from discontinued operations, net of income taxes	(3.41)	(1.86)	(0.61)
Extraordinary loss on early extinguishment of debt	—	(0.04)	—

Adjusted net income (loss)	$(3.07)	$(2.23)	$(0.92)

Diluted earnings (loss) per share:
Reported income (loss) from continuing operations	$0.14	$(0.46)	$(0.31)
Add back goodwill amortization	0.19	0.13	—

Adjusted net income (loss) from continuing operations	0.33	(0.33)	(0.31)
Loss from discontinued operations, net of income taxes	(3.33)	(1.86)	(0.61)
Extraordinary loss on early extinguishment of debt	—	(0.04)	—

Adjusted net income (loss)	$(3.00)	$(2.23)	$(0.92)

Research and Development Expenditures

        Research and development expenditures are charged to expense in the period incurred.

Warranty

        Unless otherwise stated, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company's option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

        The activity in accrued warranty obligations is as follows:

	March 31,
	2001	2002	2003
	(in thousands)
Balance at beginning of year	$321	$209	$274
Additions charged to cost of sales	95	153	323
Warranty claims	(207)	(88)	(316)

Balance at end of year	$209	$274	$281

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

Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted loss per share:

	Year ended March 31,
	2001	2002	2003
Numerator:
Net loss	$(32,540)	$(26,588)	$(13,148)
Denominator:
Denominator for basic loss per share—weighted-average shares	9,977	11,267	14,276
Effect of dilutive securities:
Employee stock options	232	—	—

Denominator for diluted loss per share	10,209	11,267	14,276

Basic loss per share	$(3.26)	$(2.36)	$(0.92)
Diluted loss per share	$(3.19)	$(2.36)	$(0.92)

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees (APB No. 25) and related interpretations, and complies with the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the amount the employee must pay to acquire the stock.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (Statement 148) providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently plan to change its stock-based employee compensation accounting to the fair value method. The accompanying financial statements reflect all of the disclosures required by Statement 148.

        In calculating pro forma information regarding net income and earning per share, as required by Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumption:

	Years ended March 31,
	2001	2002	2003
Dividend rate	0.0	0.0	0.0
Expected life—years	7.0	7.0	7.0
Risk-free interest rate	6.0	4.5	2.0
Volatility of common stock	0.4	0.4	0.4

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended March 31, 2001, 2002 and 2003 follows (in thousands, except per share data):

	Year ended March 31,
	2001	2002	2003
	(In thousands except per share amounts)
Net loss—reported	$(32,540)	$(26,588)	$(13,148)
Employee compensation expense under fair value method	(972)	(201)	(637)

Net loss—pro forma	$(33,512)	$(26,789)	$(13,785)
Basic loss per share—reported	$(3.26)	$(2.36)	$(0.92)
Basic loss per share—pro forma	$(3.36)	$(2.38)	$(0.97)
Diluted loss per share—reported	$(3.19)	$(2.36)	$(0.92)
Diluted loss per share—pro forma	$(3.28)	$(2.38)	$(0.97)

Advertising Expenses

        The Company expenses advertising costs as incurred. Advertising expense totaled $1,211,000, $420,000 and $544,000 in the years ended March 31, 2001, 2002 and 2003, respectively.

Discontinued Operations

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation's—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the Company adopted the provisions of SFAS 144 effective April 1, 2001.

        In September 2001, the Company's Board of Directors approved a plan to discontinue the operations of Mariner which was part of the Company's telecom products segment. The aggregate losses recognized to write down the assets of Mariner to their fair value less cost to sell were approximately $6.7 million. In addition, the Company accrued $1.7 million for severance and other direct costs to exit the operation.

        In March 2003, the Company decided to divest of its Zyfer, Inc. subsidiary (Zyfer). On May 9, 2003, the Company completed the sale of substantially all of the net assets of Zyfer, with a net book value of approximately $2.3 million, for $2.3 million. The Company may also receive incentive payments of up to $2 million should Zyfer meet certain revenue targets in the twelve month periods ended April 30, 2004 and 2005. The initial purchase price is subject to adjustment within 45 days of the closing in the event that the assets purchased less the liabilities assumed by the buyer is less than $2.2 million. In connection with the Zyfer sale, the Company accrued $1.1 million for certain future lease obligations of Zyfer that were not transferred to the buyer.

        In March 2003, the Company ceased the development and sale of products in its Broadcast, Inc. subsidiary (Broadcast) and reduced the headcount in Broadcast to only support the existing customer contracts for service and support through their expiration dates. The aggregate losses recognized to write down the assets of Broadcast to their fair value less cost to sell were approximately $3.4 million. In addition, the Company accrued $0.4 million for employees severed in March 2003 and other direct costs to wind down the operation.

        The asset write-downs and accrued costs are included in the loss from discontinued operations in the year ending March 31, 2003. The results of operations of Mariner, Zyfer and Broadcast for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statement of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company's debt.

        The net sales and loss from discontinued operations are as follows:

	Year ended March 31,
	2001	2002	2003
Net sales:
Zyfer	$4,464	$4,475	$6,487
Broadcast	9,292	2,824	3,599
Mariner	910	533	—

Total net sales	$14,666	$7,832	$10,086

Loss from discontinued operations:
Zyfer	$(5,284)	$(5,100)	$(1,718)
Broadcast	(16,822)	(2,941)	(2,468)
Mariner	(11,905)	(4,563)	—

Total loss from discontinued operations	(34,011)	(12,604)	(4,186)
Loss recognized upon discontinuance of operations	—	(8,361)	(4,909)
Gain on sale of assets of discontinued operations	—	—	341

	$(34,011)	$(20,965)	$(8,754)

        The assets and liabilities of the discontinued operations consisted of the following:

	March 31,
	2002	2003
Accounts receivable	$1,684	$1,632
Inventories	4,704	1,892
Prepaid expenses & other assets	211	125
Property, plant and equipment, net	1,926	743

Total assets of discontinued operations	$8,525	$4,392

Accounts payable	$3,223	$2,250
Accrued expenses	1,362	1,889

Total liabilities of discontinued operations	$4,585	$4,139

Recent Accounting Pronouncements

        In 2003, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Application of this statement did not have a significant effect on the Company's consolidated results of operations or financial position.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted Statement 146 on January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. The Company does not have any other outstanding guarantees at March 31, 2003 required to be disclosed or recorded as obligations upon adoption of FIN 45.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. The Company has not yet determined the impact, if any, that the adoption of FIN 46 will have on the Company's financial position, results of operations or cash flows.

Reclassifications

        Certain amounts in the fiscal 2001 and fiscal 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

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

        During fiscal 2001, the Company sold certain assets of its sold state recording product line of its Zyfer subsidiary for cash proceeds of $1.9 million. In connection with these sales the Company recorded gains aggregating $1.2 million.

        In April 2001, the Company sold its Vortex Dome and Quarterback Controller product lines for approximately $1.1 million in net cash proceeds. In connection with this transaction, the Company realized a gain of $0.1 million.

        In September 2001, the Company sold substantially all of the assets of its Gyyr CCTV Products line for $8.8 million in cash, plus the assumption of $1.0 million in debt. In connection with this transaction, the Company wrote-off goodwill with a net book value of $2.3 million and, net of this write-off, realized a gain of $4.3 million.

4.     Restructuring Charges

        During fiscal 2001 and 2002, the Company approved a number of actions to reduce operating expenses and improve profitability and cash flows. These actions included a reduction in workforce of 222 and 130 employees in 2001 and 2002 respectively. As a result of these actions, the Company recorded the following as restructuring charges (in thousands):

Severance and related costs
2001 restructuring charge	$757
Cash expenditures	(757)

Balance at March 31, 2001	—
2002 restructuring charge	2,189
Cash expenditures	(858)

Balance at March 31, 2002	1,331
Cash expenditures	(911)

Balance at March 31, 2003	$420

5.     Costs and Estimated Earnings on Uncompleted Contracts

        Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

	March 31,
	2002	2003
	(In thousands)
Costs incurred on uncompleted contracts	$17,998	$15,645
Estimated earnings	1,355	1,173

	19,353	16,818
Less billings to date	18,024	14,724

	$1,329	$2,094

Included in accompanying balance sheets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,565	$2,398
Billings in excess of costs and estimated earnings on uncompleted contracts	2,236	(304)

	$1,329	$2,094

        Costs and estimated earnings in excess of billings at March 31, 2002 and 2003 include $136,114 and $244,172 respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2002 are expected to be billed and collected during the year ending March 31, 2003.

6.     Revolving Lines of Credit and Long-Term Debt

        In February 2002, the Company entered into a $1.25 million line of credit with a partnership controlled by the Company's Chairman of the Board. The line of credit is collateralized by substantially all of the Company's assets other than real property. Borrowings on the line of credit bear interest at the prime rate plus 4% (8.25% at March 31, 2003) and matures in April 2004.

        Borrowings on the line of credit totaled $1.25 million at March 31, 2002 and 2003. Interest expense under the line of credit totaled $8,000 and $110,000 in the years ended March 31, 2002 and 2003.

        In October 2002, the Company entered into a receivables purchase agreement with a partnership controlled by the Company's Chairman of the Board to sell certain receivables. Under certain conditions of the agreement the Company may be required to buy back any uncollected receivables. The total amount transferred under the agreement was $1.2 million with $0.4 million uncollected as of March 31, 2003. The total fees and interest expense under the agreement was $0.1 million during the year ended March 31, 2003.

        In August 2001, the Company through Iteris, entered into a loan and security agreement with a maximum available credit line of $5.0 million. At March 31, 2002, there were no outstanding borrowings under this line of credit and amounts available for future borrowing totalled $4.1 million. Under the terms of the agreement, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the prime rate plus 2% (6.25% at March 31, 2003). Additionally, Iteris is obligated to pay an unused line fee of 0.5% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month, and a monthly collateral management fee of $2,000. The agreement is secured by substantially all of Iteris' assets and expires in August 2004. Either party can terminate the agreement with thirty days written notice. Should Iteris elect to terminate the agreement, a one-time termination fee of 3%, 2% and 1% of the maximum credit limit would apply in years 1 through 3, respectively.

        In January 2000, the Company through Iteris, entered into a joint venture agreement, pursuant to which Iteris obtained a Subordinated Convertible Promissory Note in the amount of $3.75 million. In July 2001, the note holder converted the note and related accrued interest into common and preferred stock of Iteris (Note 11).

        In May 2001, the Company entered into a $16 million promissory note secured by a first trust deed on its principal facilities in Anaheim, California, which bore interest at 10% per annum. The promissory note was paid in full at its scheduled maturity date in May 2002 (Note 1). In connection with the note the Company issued warrants to the lender to purchase 426,667 shares of Class A common stock at an exercise price of $4.00 per share. The Company repriced the warrants to $3.00 per share, in connection with a forbearance agreement negotiated in November 2001. The issuance of the warrant represented a discount on the note totaling $1,357,000, which was amortized over the life of the note.

        Approximately $6.0 million of the proceeds of the promissory note was used to retire the pre-existing note payable on the Anaheim facility, which included a prepayment penalty of $450,000. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statement of operations.

        Long-term debt consisted of the following:

	March 31,
	2002	2003
	(In thousands)
Note payable, net of discount of $244,000 at March 31, 2002, paid in May 2002	$15,756	$—
Notes payable, accruing interest at 7.55% to 17.08%, collateralized by equipment, payable in monthly installments through fiscal 2003	402	—

	16,158	—
Less current portion	16,133	—

	$25	$—

7.     Income Taxes

        The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	Year ended March 31,
	2001	2002	2003
	(In thousands)
Income tax benefit at statutory rates	$500	$(1,376)	$(196)
State income taxes net of federal benefit	—	—	4
Increase in valuation allowance associated with federal deferred tax assets	(2,138)	(208)	(273)
Foreign losses recorded without benefit	1,185	347	310
Nondeductible goodwill amortization	153	176	—
Other	303	276	155

	$—	$(785)	$—

        United States and foreign income (loss) from continuing operations before income taxes are as follows:

	Year ended March 31,
	2001	2002	2003
	(In thousands)
Pretax income (loss):
Domestic	$4,960	$(3,603)	$(182)
Foreign	(3,489)	(1,021)	(394)

	$1,471	$(4,048)	$(576)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2002	2003
	(In thousands)
Deferred tax assets:
Net operating losses	$21,267	$19,289
Book over tax depreciation	—	6,025
Credit carryforwards	1,503	1,999
Deferred compensation and payroll	1,192	1,231
Bad debt allowances and other reserves	357	265
Other, net	1,121	406

Total deferred tax assets	25,440	29,215
Valuation allowance	(23,557)	(28,748)

Net deferred tax assets	1,883	467

Deferred tax liabilities:
Tax over book depreciation	(1,416)	—
Capitalized interest and taxes	(421)	(421)
Other, net	(46)	(46)

Total deferred tax liabilities	(1,883)	(467)

Net deferred taxes	$—	$—

        At March 31, 2003, the Company had approximately $1,299,000 in federal general business credit carryforwards that begin to expire in 2006 and $700,000 in state general business credit carryforwards that can be carried forward indefinitely. The Company had $48,231,000 of federal net operating loss carryforwards that begin to expire in 2019 and $31,000,000 of state net operating loss carryforwards that begin to expire in 2003. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax asset related to these credits and net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense.

        In December 2001, the Company's ownership interest in Iteris fell below the threshold required for the Company to file a consolidated tax return. As a result, Iteris will no longer be included in the Odetics consolidated group for income tax purposes, and instead will be required to file a separate tax return. At March 31, 2003, for federal income tax purposes, Iteris had approximately $583,000 of the net operating loss carryforwards described above. Iteris's portion of the net operating losses begins to expire in 2021.

        On September 11, 2003, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforward into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending March 31, 2003 and 2004, it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

        Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

8.     Associate Incentive Programs

        Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 2001, 2002 or 2003.

        In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have four investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $812,000, $722,000 and $544,000 in 2001, 2002 and 2003, respectively.

9.     Deferred Compensation Plans

        During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $128,000, $66,000, and $43,000 for 2001, 2002 and 2003, respectively.

10.   Iteris Preferred and Common Stock

        In July 2001, Iteris issued 1,781,268 shares of its Series A preferred stock (Iteris preferred stock) to an institutional investor in exchange for $5.0 million in cash. In addition, Iteris issued 1,343,645 shares of its Iteris preferred stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million Subordinated Convertible Promissory Note plus related accrued interest of $0.4 million.

        Shares of Iteris preferred stock are convertible into shares of Iteris common stock at the conversion rate in effect at the time, as defined. Each share of Iteris preferred stock will automatically convert into shares of Iteris common stock immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 with aggregate gross proceeds to the Company of not less than $30 million and price per share of not less than two times the original Iteris preferred stock issue price of $2.80 per share.

        In the event that the Company fails to consummate an initial public offering of Iteris common stock or complete a sale of Iteris to a third party with aggregate proceeds of $25 million by January 1, 2004 and/or the holders of Iteris preferred stock elect not to exercise their rights to convert into common stock, the Company will be obligated to redeem the Iteris preferred stock at a sum equal to two times the original Iteris preferred stock issue price.

        At March 31, 2002, the liquidation preference on Iteris preferred stock totals $17.5 million. The difference between the initial issue price, net of related issuance costs, and the liquidation preference is being amortized over the redemption period and is reflected in minority interest in earnings of subsidiary in the accompanying consolidated statement of operations.

        In August and December 2001, Odetics sold 1,539,241 shares of Iteris common stock that it held at an aggregate purchase price of $3.8 million to a group of investors, which included certain members of management of Odetics and Iteris. In connection with this transaction, Odetics realized a loss of $1.6 million which is reflected in other income (net) in the accompanying consolidated statement of operations.

        In April 2002 and February 2003, the Company sold 322,581 shares of Iteris common stock that it held at an aggregate purchase price of $0.9 million to a group of investors, which included certain members of management of Odetics and Iteris. In connection with this transaction, the Company realized a loss of $0.3 million that is reflected in other income (net) in the accompanying consolidated statement of operations. In February 2003 Iteris purchased back from the Company 288,500 shares of Iteris common stock that the Company held. Odetics realized a loss of $310,000 on this transaction, which is reflected in other income, net in the accompanying consolidated statement of operations. At March 31, 2003, the Company held 75.1% of the outstanding common stock of Iteris.

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

        A summary of all Company stock option activity is as follows:

	Year ended March 31,
	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Options outstanding at beginning of year	801	$7.68	804	$8.44	329	$8.37
Granted	120	13.47	30	2.28	659	1.38
Exercised	(24)	7.95	—	—	—	—
Cancelled	(93)	8.21	(505)	8.06	(26)	4.29

Options outstanding at end of year	804	$8.44	329	$8.37	962	$3.73

Exercisable at end of year	531		237		879

Available for grant at end of year	487		1,322		689

Weighted average fair value of options granted		$7.03		$1.20		$0.68

        The exercise price for options outstanding as of March 31, 2003, ranged from $1.02 to $15.625. The weighted-average remaining contractual life of those options is 8.8 years.

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

12.   Commitments

        The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases at March 31, 2003 is as follows:

Fiscal Year	(in thousands)
2004	$2,171
2005	2,047
2006	1,928
2007	1,837
2008	1,826
Thereafter	7,608

        Rent expense under operating leases totaled $1,040,000, $1,139,000 and $2,597,000, respectively for the years ended March 31, 2001, 2002 and 2003.

        Common stock reserved for future issuance at March 31, 2003:

Issuable under stock options plans	1,651,000
Issuable upon the exercise of warrants	2,926,667

13.   Business Segment and Geographic Information

        The Company operates in three reportable segments: intelligent transportation systems, video products, which includes products for the television broadcast and video security markets, and telecom products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments. Intersegment sales are recorded at the selling segment's cost plus profit.

        The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.

        Selected financial information for the Company's reportable segments as of and for the years ended March 31, 2001, 2002 and 2003 follows:

	Intelligence Transportation	Video Products	Telecom Products	Total
	(In thousands)
Year ended March 31, 2001
Revenue from external customers	$28,057	$31,736	$2,609	$62,402
Depreciation and amortization	1,502	922	125	2,549
Segment income (loss)	(3,942)	(4,526)	1,120	(7,348)
Segment assets	18,709	15,438	375	34,522
Expenditure for long-lived assets	1,392	253	50	1,695
Year ended March 31, 2002
Revenue from external customers	$37,308	$12,240	$2,641	$52,189
Depreciation and amortization	1,759	83	75	1,917
Segment income (loss)	2,979	(420)	1,316	3,875
Segment assets	25,736	1,519	250	27,505
Expenditure for long-lived assets, net	272	17	25	314
Year ended March 31, 2003
Revenue from external customers	$41,395	$3,231	$3,001	$47,627
Depreciation and amortization	705	14	60	779
Segment income (loss)	2,459	(872)	1,706	3,293
Segment assets	26,005	806	—	26,811
Expenditure for long-lived assets, net	309	—	—	309

        The following reconciles segment income to consolidated income before income taxes and segment assets and deprecation and amortization to consolidated assets and consolidated depreciation and amortization:

	March 31,
	2001	2002	2003
	(In thousands)
Segment Income (loss)
Total income (loss) for reportable segments	$(7,348)	$3,875	$3,293
Other income	1,340	2,919	388
Unallocated amounts:
Corporate and other expenses	(7,827)	(4,463)	(3,496)
Royalty income	17,825	—	—
Restructuring charges	(757)	(2,189)	—
Interest expense	(1,762)	(4,190)	(761)

Income (loss) from continuing operations before income taxes	$1,471	$(4,048)	$(576)

Assets
Total assets for reportable segments	$34,522	$27,505	$26,811
Assets held at Corporate	33,539	24,733	8,031

Total assets	$68,061	$52,238	$34,842

Depreciation and Amortization
Depreciation and amortization for reportable segments	$2,549	$1,917	$779
Other	2,418	1,859	37

Total depreciation and amortization	$4,967	$3,776	$816

        Selected financial information for the Company's continuing operations by geographic segment is as follows:

	March 31,
	2001	2002	2003
	(In thousands)
Geographic Area Revenue
United States	$55,968	$50,376	$46,716
Europe	6,434	1,813	911

Total net revenue	$62,402	$52,189	$47,627

Geographic Area Long-Lived Assets
United States	$28,275	$25,773	$11,830
Europe	23	21	21

Total long-lived assets	$28,298	$25,794	$11,851

14.   Supplemental Cash Flow Information

	Year ended March 31,
	2001		2002		2003
	(In thousands)
Net cash used in changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable		$(882)		$3,897	$68
(Increase) decrease in net costs and estimated earnings in excess of billings		1,259		(608)	(704)
(Increase) decrease in inventories		4,499		(1,542)	(556)
Increase in prepaids and other assets		861		(735)	1,051
Increase (decrease) in accounts payable and accrued expenses		(1,116)		(3,170)	1,348
Change in net operating assets of discontinued operations		—		(3,126)	(1,284)

Net cash used in changes in operating assets and liabilities		$4,621		$(5,284)	$(77)

Cash paid (received) during the year:
Interest		$1,768		$2,514	$507
Income taxes paid (refunded)		86		—	—
Noncash transactions during the year:
Proceeds from sale leaseback held in escrow	$		$		$2,516
Contribution of common stock to 401(k) Plan		—		791	141
Exchange of note payable and accrued interest for Iteris stock		—		4,203	—
Stock issuance to former MMA shareholders		500		2,737	—
Issuance of common stock in settlement of accounts payable		—		390	—

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

        From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations, financial position or cash flows.

16.   Supplementary Quarterly Consolidated Financial Data (Unaudited)

        All quarters presented in the following schedule have been restated for the discontinuance of Mariner, Zyfer and Broadcast.

	Net Sales	Gross Profit	Loss from Continuing Operations	Net Loss	Loss per Share from Continuing Operations
June 30, 2001	$14,268	4,819	(2,168)	(7,775)	$(0.21)
September 30, 2001(1)	14,609	5,900	(2,077)	(15,164)	(0.20)
December 31, 2001	11,435	4,893	(964)	(2,331)	(0.08)
March 31, 2002	11,877	6,676	36	(1,318)	(0.00)
June 30, 2002	11,945	5,124	(485)	(1,300)	(0.04)
September 30, 2002	11,168	4,575	(1,306)	(2,617)	(0.09)
December 31, 2002	12,452	5,496	(384)	(905)	(0.03)
March 31, 2003(2)	12,062	4,974	(2,219)	(8,326)	(0.16)

(1)
During the quarter ended September 30, 2001, the Company discontinued the operations of its Mariner subsidiary and restructured its European operations. In connection with these actions, the Company recorded severance and other charges and wrote down assets totaling $9.9 million.

(2)
During the quarter ended March 31, 2003, the Company discontinued the operations of its Zyfer and Broadcast subsidiaries. In connection with those actions, the Company recorded severance payments and other charges and wrote down assets totaling $4.9 million.

Schedule II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Accounts	Deductions Describe	Balance at End of Period
Year ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$990,000	$78,000	$(502,000)	$—	$1,644,000
Reserve for inventory obsolescence	1,184,000	4,925,000	(4,443,000)	—	3,968,000
Year ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$600,000	$—	$(485,000)	$—	$115,000
Reserve for inventory obsolescence	2,048,000	65,000	(1,735,000)	—	378,000
Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$115,000	$78,000	$(37,000)	$—	$156,000
Reserve for inventory obsolescence	378,000	—	(130,000)	—	248,000

S-1

QuickLinks

ODETICS, INC. FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION
Odetics, Inc. Index to Consolidated Financial Statements
Report of Independent Auditors
Odetics, Inc. Consolidated Balance Sheets (In thousands, except share and per share amounts)
Odetics, Inc. Consolidated Statements of Operations (In thousands, except per share information)
Odetics, Inc. Consolidated Statements of Stockholders' Equity (In thousands)
Odetics, Inc. Consolidated Statements of Cash Flows (In thousands)
Odetics, Inc. and Subsidiary Notes to Consolidated Financial Statements March 31, 2003
Schedule II Valuation and Qualifying Accounts