Form 10-K/A
period 2003-03-31
ODETICS INC
filed 2003-07-29
CIK 350868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Registrant’s Telephone Number, Including Area Code: (714) 774-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, $.10 par value
Class B common stock, $.10 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b-2).  Yes  ☐  No  ☒

Based on the closing sale price on Nasdaq SmallCap Market on September 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $10,081,109. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Odetics has two classes of common stock outstanding, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A common stock entitles its holder to one-tenth of one vote per share and each share of Class B common stock entitles its holder to one vote per share. As of July 25, 2003, there were 14,115,635 shares of Class A common stock and 1,001,120 shares of Class B common stock outstanding. Unless otherwise indicated, all references to common stock collectively refer to the Class A common stock and the Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into this Form 10-K:  None.

PORTIONS AMENDED/EXPLANATORY NOTE

Odetics is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (originally filed with the Securities and Exchange Commission on June 30, 2003) in order to amend Items 10, 11, 12 and 13 of Part III and Item 15 of Part IV.  We previously anticipated providing the information required by Items 10, 11, 12 and 13 of the Annual Report on Form 10-K by incorporating the information by reference to the definitive proxy statement for our 2003 Annual Meeting of Stockholders which was to be filed with the Securities and Exchange Commission within 120 days after March 31, 2003.  However, in accordance with General Instruction G(3) to Form 10-K, we hereby amend Items 10, 11, 12 and 13 of Part III contained in our Annual Report on Form 10-K to provide the additional required information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions, as set forth below.  In addition, we hereby amend Item 15 of Part IV contained in our Annual Report on Form 10-K to update the exhibit list and to file with the Securities and Exchange Commission certain documents indicated on such exhibit list.  Except as set forth in Items 10, 11, 12, 13 and 15 below, no other changes are made to our Report on Form 10-K for the fiscal year ended March 31, 2003.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding all directors and executive officers of Odetics as of July 15, 2003.

Name	Age	Position

Gregory A. Miner (3)	48	Chief Executive Officer, Chief Financial Officer and Director of Odetics, and Assistant Secretary
		Director, Chief Financial Officer and Secretary of MAXxess
		Director of Iteris
		Director, Chief Financial Officer and Secretary of Meyer, Mohaddes Associates

John E. Johnson	56	Vice President of Odetics, Director, President and Chief Executive Officer of Iteris, Director of Meyer, Mohaddes Associate

Gary W. Smith	46	Vice President, Controller and Secretary of Odetics, Assistant Secretary of Iteris, MAXxess and Meyer, Mohaddes Associates

Joel Slutzky (3)	64	Chairman of the Board of Odetics
		Chairman of the Board of MAXxess Systems, Inc.
		Chairman of the Board of Iteris, Inc.
		Director of Meyer, Mohaddes Associates, Inc.

Kevin C. Daly, Ph.D.(2)(3)	59	Director of Odetics

Crandall L. Gudmundson	72	Director of Odetics

Jerry F. Muench	68	Director and Assistant Secretary of Odetics

John W. Seazholtz (1)(2)	66	Director of Odetics

Thomas L. Thomas (1)(2)	54	Director of Odetics

Paul E. Wright (1)(3)	72	Director of Odetics, Director of Iteris

(1)               Member of the Audit Committee.

(2)               Member of the Compensation and Stock Option Committee.

(3)               Member of the Finance Committee.

Gregory A. Miner has served as the Chief Executive Officer of Odetics since February 2002, as a director since 1998 and as a Vice President and Chief Financial Officer since January 1994 when he joined Odetics.  From 1998 to 2002, Mr. Miner also served as Odetics’ Chief Operating Officer.  Mr. Miner served as the Vice President and Chief Financial Officer of ATL Products, Inc., a former subsidiary of Odetics, from 1994 to 1998 and currently serves as the Chief Financial Officer, Secretary and Director of MAXxess.  Mr. Miner has also served in various capacities for the other subsidiaries of Odetics from time to time.  From December 1984 until joining Odetics, Mr. Miner served as the Vice President and Chief Financial Officer and a Director of Laser Precision Corporation, a manufacturer of telecommunications test equipment.  From 1979 to 1984, Mr. Miner was employed by Deloitte Haskins and Sells (now known as Deloitte & Touche LLP) in various capacities, the most recent of which was Audit Manager.

John E. Johnson has served as a Vice President of Odetics since 1986 and has served as the President, Chief Executive Officer and a director of Odetics’ subsidiary, Iteris, Inc., since December 1999.  Prior to that, he served as the General Manager of the Odetics ITS division (now Iteris, Inc.) from 1996 to 1998, prior to its incorporation.  From 1990 to 1996, Mr. Johnson served as the General Manager of the Odetics Customer Service division. Mr. Johnson served in various other capacities with Odetics since joining Odetics in 1974, including the Vice President and General Manager of the Omutec division from 1986 to 1990, the Director of Contracts for the Space division from 1980 to 1986, the Controller of Infodetics, a former subsidiary of Odetics, from 1975 to 1980 and the Controller of Odetics from 1974 to 1975. Prior to joining Odetics, Mr. Johnson served as a certified public accountant with Peat Marwick.

Gary W. Smith has served as the Controller of Odetics since 1992, became a Vice President in August 1994 and the Secretary in 2002.  Prior to that, Mr. Smith served as the Assistant Controller of Odetics from 1990 until 1992, Assistant Secretary from 1998 until 2002, and Senior Financial Analyst from 1986 until 1990.

Joel Slutzky has served as the Chairman of the Board of Directors since he co-founded Odetics in 1969.  Mr. Slutzky served as the Chief Executive Officer of Odetics from 1975 to February 2002.  Mr. Slutzky is also Chairman of Iteris and MAXxess, subsidiaries of Odetics. Mr. Slutzky also served on the Board of ATL Products, Inc. and on the Board of the American Electronics Association. Mr. Slutzky currently serves on the Board of KOCE, Future Scientists and Engineers of America, and the Orange County Business Council Workforce Task Group. Mr. Slutzky is also the Chairman of Project Tomorrow, an organization focused on improving Kindergarten through twelfth grade science education in Orange County.

Kevin C. Daly, Ph.D. has served as a director of Odetics since 1993.  Since July 2002, Dr. Daly has been the Chief Executive Officer of Avamar Technologies, Inc., a provider of high availability storage software solutions.  Dr. Daly was previously Chief Technical Officer of Quantum Corporation’s Storage Solutions Group from October 2001 to July 2002 and, prior to that, he was Chief Executive Officer of ATL Products, Inc. from its foundation in 1993 until 2001.  Dr. Daly also served as Chief Technical Officer of Odetics from 1985 until ATL’s separation from Odetics in an initial public offering in 1997.  Prior to Odetics, Dr. Daly was Director of the Control and Dynamics Division of the Charles Stark Draper Laboratory at MIT from 1974 through 1985.  Dr. Daly is also a member of the Board of Directors of Danka Business Systems PLC.

Crandall L. Gudmundson is a co-founder of Odetics and served as its President from 1975 until his retirement in 1998.  Mr. Gudmundson has served as a director of Odetics since 1979 and served as a director of ATL Products, Inc. from 1993 to 1998.  Prior to co-founding Odetics, Mr. Gudmundson was the lead project engineer for Leach Corporation.

Jerry F. Muench is a co-founder of Odetics and has served as a director since 1969.  From 1969 to 2002, Mr. Muench was also Odetics’ Secretary.  Mr. Muench served as the Vice President, Marketing of Odetics from 1975 until his retirement in December 1997. Prior to co-founding Odetics, Mr. Muench was the manager of applications engineering at Leach Corporation.

John W. Seazholtz has served as a director of Odetics since May 1998.  He also served as a director of Mariner Networks, Inc., a subsidiary of Odetics that has been discontinued, from March 2000 to September 2001.  From May 1998 to April 2000, Mr. Seazholtz served as the President and Chief Executive Officer of Telesoft America, Inc.  He retired in April 1998 as the Chief Technology Officer of Bell Atlantic after 36 years of service with that company and its predecessor.  Mr. Seazholtz was a senior officer of Bell Atlantic since 1986, serving in various positions, including the positions of Vice President, Operations and Engineering, Vice President, Marketing, Vice President of New Services, and Vice President, Technology and Information Systems.  Mr. Seazholtz currently serves as the Chairman of the Board of Westell Technologies, Inc. and is a member of the Board of Directors of Advanced Switching Communications, Inc.

Thomas L. Thomas has served as a director of Odetics since May 1999.  From January 2000 to September 2001, he also served as the Chairman of the Board of Mariner Networks, Inc.  Mr. Thomas is the Chairman of the Board, President and Chief Executive Officer of HAHT Commerce, a provider of software applications that enable companies to use the Internet to conduct business. A veteran Silicon Valley executive, Mr. Thomas was previously the President and Chief Executive Officer of Ajuba Solutions, a provider of B2B integration solution software, which was sold to Interwoven in October 2000. From April 1999 until January 2000, he served as the President, Chief Executive Officer and Chairman of the Board of Vantive Corporation, a leading customer relationship management software vendor which was acquired by Peoplesoft in January 2000. Prior to that, from September 1995 to April 1999, Mr. Thomas served as the Senior Vice President of e-Business and Information Services and Chief Information Officer at 3Com Corporation. From 1993 to 1995, Mr. Thomas served as a Vice President and the Chief Information Officer of Dell Computer Corporation. From 1987 to 1993, he served as the Vice President of Management Information Systems at Kraft General Foods, and at Sara Lee Corporation from 1981 to 1987. Mr. Thomas also serves on the Board of Directors of iManage, Inc.

Paul E. Wright has served as a director of Odetics since June 1993 and as a director of Iteris since January 1999.  Mr. Wright is the President of Wright Associates—Engineering and Business Consultants, a company he formed in 1997. From 1988 until his retirement in 1997, Mr. Wright served as the Chairman of Chrysler Technologies Corp., the aerospace and defense electronics subsidiary of Chrysler Corporation. From 1986 to 1988, Mr. Wright served as the President and Chief Operating Officer of Fairchild Industries, Inc. Prior to joining Fairchild, he was employed for 28 years by RCA Corporation, where he last served as the Senior Vice President, responsible for planning RCA’s merger into General Electric Corporation.

Officers are elected by and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, Odetics’ directors and officers and any persons holding more than 10% of Odetics’ common stock are required to report their ownership of Odetics’ common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established, and Odetics is required to report in this proxy statement any failure to file by these dates.  Based solely on its review of copies of the reports on Forms 3, 4 and 5 received by Odetics with respect to the fiscal year ended March 31, 2003, and the written representations received from the reporting persons that no other reports were required, Odetics believes that all directors, executive officers and persons who own more than 10% of Odetics’ common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Chief Executive Officer and each of the four other most highly compensated executive officers of Odetics whose total cash salary and bonus during the fiscal year ended March 31, 2003 exceeded $100,000 (collectively, the “Named Executive Officers”) for each of the three fiscal years ended March 31, 2001, 2002 and 2003.  No other executive officers who would have otherwise been includable in such table on the basis of salary earned for the fiscal year ended March 31, 2003 has been excluded by reason of his or her termination of employment or change in executive status during that year.  Other than the bonus paid to Mr. Johnson for the fiscal year ended March 31, 2002, no bonuses have been paid to the Named Executive Officers during the fiscal years ended March 31, 2001, 2002 and 2003.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
				Awards
Name and Principal Positions with Odetics	Fiscal Year			Restricted Stock ($)	Securities Underlying Options (#)(2)		All Other Compensation ($)(3)
		Annual Compensation
		Salary ($)(1)	Bonus ($)
Gregory A. Miner Chief Executive Officer, Chief Financial Officer and Director	2003	284,169	—	—	310,000	(4)	5,671
	2002	217,200	—	—	—		4,830
	2001	214,662	—	—	30,000		3,891

John E. Johnson(5) Vice President	2003	202,086	—	—	12,000	(6)	4,263
	2002	185,958	21,000	—	—		4,164
	2001	185,958	—	—	—		2,831

Hugo Fruehauf(7) Vice President	2003	158,004	—	—	12,000	(6)	4,741
	2002	172,206	—	—	—		5,100
	2001	174,969	—	—	—		3,875

Steven A. L’Heureux(8) Vice President	2003	170,682	—	—	10,000	(6)	5,029
	2002	189,231	—	—	—		4,950
	2001	183,462	—	—	—		3,975

Gary W. Smith Vice President, Controller and Secretary	2003	108,199	—	—	45,000	(6)	3,056
	2002	115,235	—	—	—		2,881
	2001	114,821	—	—	—		2,106

(1)                                  Represents all amounts earned from Odetics and its subsidiaries during the fiscal years shown, including amounts deferred under the Executive Deferral Plan and the Odetics 401(k) and Stock Ownership Plan.

(2)                                  Consists of options granted pursuant to Odetics’ 1994 Long-Term Equity Incentive Plan and 1997 Stock Incentive Plan entitling the holder to purchase shares of Class A common stock of Odetics.

(3)                                  Consists solely of the matching contribution of Odetics to the respective accounts of the Named Executive Officers under the Odetics 401(k) and Stock Ownership Plan.

(4)                                  Includes 110,000 shares underlying the regrant option issued in May 2002 to replace options cancelled in November 2001.  See “2001 Option Exchange Program.”

(5)                                  In the year ended March 31, 2002, Mr. Johnson was granted an option to purchase 40,000 shares of common stock of Iteris.

(6)                                  Consists of shares underlying regrant options issued in May 2002 to replace options cancelled in November 2001.  See “2001 Option Exchange Program.”

(7)                                  In the year ended March 31, 2001, Mr. Fruehauf was granted an option to purchase 250,000 shares of common stock of Zyfer. Mr. Fruehauf resigned from his positions with Odetics effective as of May 9, 2003.

(8)                                  Mr. L’Heureux resigned from his positions with Odetics effective as of February 21, 2003.

Option Grants in Last Fiscal Year

The following table provides information regarding option grants made to our Named Executive Officers during the fiscal year ended March 31, 2003.  No stock appreciation rights were granted to any of the Named Executive Officers during such fiscal year.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal 2003	Exercise Price Per Share (2)	Expiration Date

					5%	10%

Greg Miner	310,000	56.47%	$1.40	05/20/12	272,940	691,684

John E. Johnson	12,000	2.19	$1.40	05/20/12	10,565	26,775

Hugo Fruehauf(4)	12,000	2.19	$1.40	05/20/12	10,565	26,775

Steven A. L’Heureux(5)	10,000	1.82	$1.40	05/20/12	8,805	22,312

Gary W. Smith	45,000	8.20	$1.40	05/20/12	39,620	100,406

(1)                                  Each option was granted pursuant to Odetics’ 1997 Stock Incentive Plan (the  “1997 Plan”) and entitles the holder to purchase shares of Class A common stock of Odetics.  Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee’s termination of employment with Odetics or its subsidiaries.  Each option vests in three equal annual installment with the first installment vesting on the first year anniversary of the grant date, subject to acceleration of vesting in the event of the merger, consolidation or reorganization of Odetics if such option is not assumed or other wise continued in effect in such transaction.  In addition, the Compensation and Stock Option Committee has the authority to provide for the accelerated vesting of the option whether or not the option is assumed or other wise continued in effect or upon the termination of the optionee’s employment following such transaction.

Includes shares underlying regrant options issued in May 2002 to replace options cancelled in November 2001.  See “2001 Option Exchange Program.”

(2)                                  Odetics may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the applicable federal and state withholding taxes to which the optionee becomes subject in connection with such exercise.

(3)                                  The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the SEC and do not represent management’s estimate or projection of future trading prices of the Class A common stock.  Unless the market price of the Class A common stock does in fact appreciate over the option term, no value will be realized from the option grants. Actual gains, if any, are dependent upon numerous factors, including, without limitation, the future performance of Odetics and its business units, overall business and market conditions, and the option holder’s continued employment with Odetics throughout the entire vesting period and option term, which factors are not reflected in this table.

(4)                                  Mr. Fruehauf resigned from his positions with Odetics effective as of May 9, 2003.

(5)                                  Mr. L’Heureux resigned from his positions with Odetics effective as of February 21, 2003.

Aggregated Option Exercises and Fiscal Year End Values

The following table provides information with respect to the Named Executive Officers concerning the unexercised options held by them at of the end of the fiscal year ended March 31, 2003.  None of the Named Officers exercised any options or stock appreciation rights during the fiscal year ended March 31, 2003 and no stock appreciation rights were held by the Named Executive Officers at the end of such fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (1)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory A. Miner Chief Executive Officer, Chief Financial Officer and Director	155,556	154,444	—	—

John E. Johnson Vice President	12,000	—	—	—

Hugo Fruehauf(2) Vice President	12,000	—	—	—

Steven A. L’Heureux(3) Vice President	—	—	—	—

Gary W. Smith Vice President, Controller and Secretary	45,000	—	—	—

(1)               Includes both in-the-money and out-of-the money options.

(2)               Mr. Fruehauf resigned from his positions with Odetics effective as of May 9, 2003.

(3)               Mr. L’Heureux resigned from his positions with Odetics effective as of February 21, 2003.

2001 Option Exchange Program

In November 2001, Odetics implemented an option exchange program to address the substantial loss in value of the outstanding stock options held by Odetics’ executive officers and the increasing inability of those options to serve as a meaningful incentive for optionees to remain employed with Odetics. Under the program, each executive officer who held outstanding stock options with an exercise price of $4.00 or more per share under the 1997 Plan or the 1994 Long-Term Equity Plan (the “1994 Plan”), was given the opportunity to exchange that option for a new option under the 1997 Plan for the same number of shares that would be granted at least six months and one day after the completion of the option exchange program.

On November 16, 2001, Odetics accepted for exchange and cancellation options to purchase an aggregate of 349,000 shares of Odetics’ Class A common stock representing 100% of the options eligible to be tendered under the option exchange program.  On May 20, 2002, Odetics granted new options to purchase an aggregate of 349,000 shares of Class A common stock under the 1997 Plan to replace the eligible options that had been tendered and cancelled under the program.

In general, the exercise price per share for the new options was $1.40, the last reported sales price of the Class A common stock on the grant date.  In the case of Joel Slutzky, who is a holder of 10% or more of the common stock, the exercise price per share for the new options was $1.54, or 110% of the last reported trading price of the Class A common stock on the grant date.

Each new option issued in exchange for a cancelled option will continue to vest and become exercisable for the option shares in accordance with the same vesting schedule in effect for the cancelled option.

Benefit Plans

Odetics maintains a 401(k) and Stock Ownership Plan (the “Stock Ownership Plan”) which qualifies for favorable tax treatment under Section 401(a) of the Internal Revenue Code.  The Stock Ownership Plan is the result of the merger of the Odetics, Inc. Profit Sharing and 401(k) Plan and the Odetics Associates Stock Ownership Plan.

Employees become eligible to make pre-tax contributions to the Stock Ownership Plan pursuant to Internal Revenue Code Section 401(k) as of the January 1, April 1, July 1 or October 1 coincident with or next following the date on which they are hired.  Participants may contribute an amount not in excess of $11,000 for calendar year 2003.  Employees become eligible to receive an allocation of employer contributions to the Stock Ownership Plan as of the January 1, April 1, July 1 or October 1 coincident with or next following the date on which they have completed six months of service with Odetics.  These contributions may be made in the form of cash or Odetics stock.  No contributions were made by Odetics to the Stock Ownership Plan for the fiscal years ended March 31, 2000, 2001 and 2003.

Contributions that are made to the Stock Ownership Plan are allocated to the separate accounts of participants and are held in a trust.  Participant accounts are credited with investment gains and charged with investment losses.  Participant contributions are always fully vested at all times, and the Odetics contributions on behalf of participants vest at the rate of 33 1/3 percent per year of service.  Following termination of employment, the vested portion of the participant’s account balance is distributed in a lump sum payment.

Odetics also maintains an Executive Deferral Plan which allows designated executives to defer the receipt of some of their current compensation until a future year.  These executives may elect to defer the receipt of up to 75% of their annual compensation, but in no event may they elect to defer less than $5,000.  Benefits are generally fully vested at all times, and are payable following termination of employment in the manner elected by the executive.  The Executive Deferral Plan does not qualify for favorable income tax treatment under Section 401(a) of the Internal Revenue Code.

Employment Contracts, Termination of Employment Agreements and Change of Control Arrangements

Odetics does not currently have any employment contracts in effect with any of its Named Executive Officers.  Odetics provides incentives such as salary, benefits and option grants to attract and retain executive officers and other key associates.  The Compensation and Stock Option Committee, as Plan Administrator of the 1997 Plan, has the authority to provide for the accelerated vesting of outstanding options held by an individual, in connection with the termination of such individual’s employment following an acquisition in which these options are assumed or the repurchase rights with respect to the unvested shares are assigned or upon certain hostile changes in control of Odetics.  Other than such accelerated vesting and the agreements described below in “Certain Transactions”, there is no agreement or policy which would entitle any executive officer to severance payments or any other compensation as a result of such officer’s termination.

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

Non-employee directors are also eligible to receive periodic option grants pursuant to the Automatic Option Grant Program under Odetics’ 1997 Stock Incentive Plan.  Under this plan, each non-employee director receives an option to purchase 20,000 shares of Class A common stock upon his initial appointment to the Board of Directors and an additional option to purchase 5,000 shares of Class A common stock on the date of each annual meeting after his appointment.  Each option granted to non-employee directors under the Automatic Option Grant Program will have an exercise price equal to the fair market value of the Class A common stock on the grant date and will have a maximum term of ten years, subject to earlier termination following the optionee’s cessation of service as a Board member.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee of Odetics’ Board of Directors during the fiscal year ended March 31, 2003 were Messrs. Daly, Seazholtz and Thomas.  None of these individuals was an officer or employee of Odetics or its subsidiaries at any time during the fiscal year ended March 31, 2003.

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

PRINCIPAL STOCKHOLDERS AND COMMON STOCK OWNERSHIP
OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 1, 2003, the number and percentage ownership of the Class A common stock and Class B common stock of Odetics by (i) all persons known to Odetics to beneficially own more than 5% of either class of outstanding common stock (based upon reports filed by such persons with the SEC), (ii) each of the Named Executive Officers in the Summary Compensation Table which appears elsewhere herein, (iii) each director of Odetics, and (iv) all executive officers and directors of Odetics as a group.  To the knowledge of Odetics, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)		Percent of Class(2)	Amount and Nature of Beneficial Ownership(2)(3)		Percent of Class(2)	Total Percent of Voting Power

Joel Slutzky	894,509	(4)	6.3%	261,622	(4)	26.1%	14.4%
Gerald A. Weber	393,841	(5)	2.8	187,885		18.7	9.4
Austin W. Marxe and David M. Greenhouse	5,302,353	(6)	31.9	—		—	19.9
Kevin C. Daly, Ph.D.	26,850	(7)	*	—		—	0.1
Crandall L. Gudmundson	121,682	(8)	*	69,743		6.9	3.4
Gregory A. Miner	245,847	(9)	1.7	—		—	1.0
Jerry F. Muench	117,808	(10)	*	61,537	(11)	6.1	3.0
John W. Seazholtz	60,297	(12)	*	—		—	*
Thomas L. Thomas	42,750	(13)	*	—		—	*
Paul E. Wright	75,044	(14)	*	—		—	*
Hugo Fruehauf	50,435	(15)	*	—		—	*
John E. Johnson	68,351	(16)	*	—		—	*
Steven A. L’Heureux(17)	—		—	—		—	—
Gary W. Smith	97,030	(18)	*	296		*	*
All executive officers and directors as a group (10 persons)	1,750,168	(19)	12.0%	393,198		39.2%	23.0%

*                                         Represents less than 1%.

(1)                                  The address for Gerald A. Weber is 222 North LaSalle, Suite 899, Chicago, Illinois 60601.  The address for Messrs. Marxe and Greenhouse is 153 E. 53rd St., 51st Floor, New York, New York 10022.  The address of all other persons named in the table is 1515 South Manchester Avenue, Anaheim, California 92802.

(2)                                  Based on 14,112,823 shares of the Class A common stock and 1,003,932 shares of Class B common stock outstanding as of July 1, 2003.  Shares of each class of common stock subject to options or warrants which are exercisable within 60 days of July 1, 2003 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.  Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation.

(3)                                  In addition to the shares held in the individual’s name, this column also includes shares held for the benefit of the named person under Odetics’ 401(k) and Stock Ownership Plan.

(4)                                  Includes 160,000 shares of Class A common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2003.  Excludes 349,508 shares of Class A common stock and 140,802 shares of Class B common stock held in trust for the benefit of the children and relatives of Mr. Slutzky as to which Mr. Slutzky has no investment or voting power and disclaims any beneficial ownership.  See note 5.

(5)                                  All of such shares are owned beneficially of record by various trusts with respect to which Mr. Weber serves as trustee or co-trustee.  Mr. Weber shares investment and voting power as to 35,333 shares of Class A common stock and 48,049 shares of Class B common stock.  Mr. Weber exercises sole investment and voting power over the remaining 358,808 shares of Class A common stock and 139,836 shares of Class B common stock.  The shares shown include an aggregate of 349,508 shares of Class A common stock and 140,802 shares of Class B common stock held in trust for the benefit of the children and relatives of Mr. Slutzky, as to which shares Mr. Slutzky has no investment or voting power and disclaims any beneficial ownership.

(6)                                  Includes 2,500,000 shares issuable upon exercise of warrants that were issued to Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P. and Special Situations Private Equity Fund, L.P. (collectively, the “Special Situations Funds”).  Pursuant to a Schedule 13D/A filed on March 4, 2003 with the SEC, Messrs. Marxe and Greenhouse reported that they had shared voting power and shared dispositive power over the shares of common stock (including the 2,500,000 shares issuable upon exercise of warrants) held by the Special Situations Funds.  Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of Special Situations Cayman Fund, L.P.  AWM is the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III, L.P.  In addition, Messrs. Marxe and Greenhouse are members of MG Advisers L.L.C., the general partner of Special Situations Private Equity Fund, L.P.

(7)                                  Includes 100 shares held by Dr. Daly’s spouse.  Also includes 10,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(8)                                  Includes 4,500 shares held by Mr. Gudmundson’s IRA and 10,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(9)                                  Includes 187,778 shares issuable upon exercise of options held by Mr. Miner that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(10)                            Includes 31,114 shares held by Mr. Muench’s spouse and 10,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(11)                            Includes 23,235 shares held by Mr. Muench’s spouse.

(12)                            Includes 26,750 shares issuable upon exercise of options held by Mr. Seazholtz that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(13)                            Includes 23,750 shares issuable upon exercise of options held by Mr. Thomas that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(14)                            Includes 25,750 shares issuable upon exercise of options held by Mr. Wright that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(15)                            Includes 12,000 shares issuable upon exercise of options held by Mr. Fruehauf that are currently exercisable or will become exercisable within 60 days after July 1, 2003.  Mr. Fruehauf resigned from his positions with Odetics effective as of May 9, 2003.

(16)                            Includes 12,000 shares issuable upon exercise of options held by Mr. Johnson that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(17)                            Includes 45,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

(18)                            Includes 525,278 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2003.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2002, Odetics obtained a $1.25 million line of credit from Technology Lending Partners, L.L.C. (“TLP”), a California limited liability company that is controlled by Joel Slutzky, Odetics’ Chairman of the Board of Directors.  Interest is payable on this line of credit monthly and accrues at the prime rate of interest designated by Bank of America from time to time plus 4% (8.5% as of March 31, 2003).  As of March 31, 2003, $1.25 million was outstanding under this line of credit.  In May 2003, in connection with Odetics’ sale of the assets of its Zyfer, Inc. subsidiary, Odetics entered into a release of lien with TLP, pursuant to which Odetics repaid TLP $850,000 under this line of credit to obtain a release of TLP’s security interest in the assets relating to the Zyfer business.

In October 2002, Odetics entered into a Receivables Purchase Agreement with TLP, pursuant to which TLP advanced Odetics an aggregate of $923,672 against certain of Odetics’ accounts receivable in exchange for certain fees.  As of March 31, 2003, the total fees earned by TLP in connection with this agreement were $111,248.  Of the total amounts advanced, $232,347 remained outstanding and payable to TLP as of March 31, 2003.  In May 2003, in connection with the Zyfer sale, Odetics entered into an agreement with TLP, pursuant to which Odetics repurchased the receivables remaining outstanding under this agreement, all of which related to the Zyfer business, for an aggregate repurchase price of $227,689.  As of the date of this report, there are no outstanding factored receivables between TLP and Odetics.

In May 2003, Odetics entered into change in control agreements with each of Greg Miner, the Chief Executive Officer and Chief Financial Officer of Odetics, and John E. Johnson, a Vice President of Odetics and the President and Chief Executive Officer and a Director of Iteris.  In the event of an involuntary termination of the officer’s employment within three months prior to or twenty-four months after a change in control, the agreement provides for a severance payment to such officer of 200% of such officer’s annual base pay plus target bonus for the current fiscal year.  In addition, such officer and his dependents are entitled to all insurance benefits for up to twenty-four months or until such officer obtains new employment with comparable benefits, whichever is earlier.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)          Documents filed as part of this report:

1.                   Financial Statements. The following financial statements of Odetics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.   Financial Statement Schedules.

Schedule II— Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

3.	Exhibits.

3.1	Certificate of Incorporation of Odetics, as amended (incorporated by reference to Exhibit 19.2 to Odetics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1987).

3.2**	Certificates of Amendment to the Certificate of Incorporation of Odetics, as filed on September 28, 1988 and November 7, 2001; Certificate of Designation as filed on April 29, 1998.

3.3	Bylaws of Odetics, as amended (incorporated by reference to Exhibit 4.2 to Odetics’ Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993).

3.4**	Certificates of Amendment to Bylaws of Odetics dated April 24, 1998 and August 10, 2001.

4.1

Specimen of Class A common stock and Class B common stock certificates (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Odetics’ Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on September 30, 1993).

4.2

Form of rights certificate for Odetics’ preferred stock purchase rights (incorporated by reference to Exhibit A of Exhibit 4 to Odetics’ Current Report on Form 8-K as filed with the SEC on May 1, 1998).

10.1

Profit Sharing Plan and Trust (incorporated by reference to Exhibit 10.3 to Odetics’ Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988).

10.2	Form of Executive Deferral Plan between Odetics and certain employees of Odetics (incorporated by reference to Exhibit 10.4 to Odetics’ Annual Report on Form 10-K for the year ended March 31, 1988).

10.3

Form of Indemnity Agreement entered into by Odetics and certain of its officers and directors (incorporated by reference to Exhibit 19.4 to Odetics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1988).

10.4

Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust (incorporated by reference to Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Odetics’ Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990)

10.5	1997 Stock Incentive Plan of Odetics (as amended on May 3, 2002).

10.6	Form of Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000)

10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

10.8

Form of Addendum to Stock Option Agreement-Involuntary Termination Following Corporate Transaction or Change in Control (incorporated by reference to Exhibit 99.4 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

10.9

Form of Addendum to Stock Option Agreement-Limited Stock Appreciation Rights (incorporated by reference to Exhibit 99.5 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

10.10	Form of Stock Issuance Agreement (incorporated by reference to Exhibit 99.6 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000)

10.11

Form of Addendum to Stock Issuance Agreement-Involuntary Termination Following Corporate Transaction/Change in Control (incorporated by reference to Exhibit 99.7 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

10.12

Form of Notice of Grant of Automatic Stock Option-Initial Grant filed as Exhibit 99.8 filed as Exhibit (incorporated by reference to Exhibit 99.8 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

10.13

Form of Notice of Grant of Automatic Stock Option-Annual Grant (incorporated by reference to Exhibit 99.9 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000).

10.14

Form of Automatic Stock Option Agreement filed as Exhibit 99.10 to the (incorporated by reference to Exhibit 99.10 to Odetics’ Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000).

10.15

Rights Agreement dated April 24, 1998 between Odetics and BankBoston, N.A., which includes the form of Certificate of Designation for the junior participating preferred stock as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A preferred shares as Exhibit C (incorporated by reference to Exhibit 4 to Odetics’ Current Report on Form 8-K as filed with the SEC on May 1, 1998).

10.16	1994 Long-Term Equity Plan of Odetics (incorporated by reference to Exhibit 4.3 to Odetics’ Registration Statement on Form S-8 (File No. 333-05735) as filed with the SEC on June 11, 1996).

10.17

Amendment to Rights Agreement, dated May 21, 2001, by and between Odetics and Fleet National Bank (a.k.a. Bank Boston, N.A.) (incorporated by reference to Exhibit 99.4 to Odetics’ Current Report on Form 8-K as filed with the SEC on June 1, 2001).

10.18

Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Odetics, Inc. and 1515 South Manchester, LLC (incorporated by reference to Exhibit 2.1 to Odetics’ Current Report on Form 8-K as filed with the SEC on June 12, 2002).

10.19	Sublease Agreement dated May 7, 2003 by and between Odetics, Inc. and FEI-Zyfer, Inc.

10.20**	Loan and Security Agreement dated February 22, 2002 by and between Odetics, Inc. and Technology Lending Partners, L.L.C.

10.21**

Receivables Purchase Agreement dated October 18, 2002 by and between Odetics, Inc. and Technology Lending Partners, L.L.C., as amended by Amendment Number One dated November 27, 2002 and Amendment Number Two dated January 7, 2003.

21	Subsidiaries of Odetics.

23.1	Consent of Independent Auditors.

31.1**	Section 302 Certification as furnished by the Principal Executive and Principal Financial Officer.

32.1**	Section 906 Certification, as furnished by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Release No. 33-8212, 34-47551.

**  Filed herewith

(b)             Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on July 29, 2003.

ODETICS, INC.

By:	/s/ GREGORY A. MINER

Gregory A. Miner,
Chief Executive Officer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY A. MINER	Director, Chief Executive Officer	July 29, 2003
Gregory A. Miner	and Chief Financial Officer
(principal executive officer and principal financial officer)

/s/ JOEL SLUTZKY	Chairman of the Board	July 29, 2003
Joel Slutzky

*	Director	July 29, 2003
Kevin C. Daly, Ph.D

*	Director	July 29, 2003
Crandall Gudmundson

*	Director	July 29, 2003
Jerry Muench

*	Director	July 29, 2003
John Seazholtz

/s/ GARY SMITH	Vice President and Controller	July 29, 2003
Gary Smith	(principal accounting officer)

*	Director	July 29, 2003
Thomas L. Thomas

*	Director	July 29, 2003
Paul E. Wright

* By	/S/ GREGORY A. MINER
Gregory A. Miner as Attorney-in-Fact.