Form 10-Q
period 2003-06-30
ODETICS INC
filed 2003-08-14
CIK 350868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR

OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number   0-10605

ODETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2588496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 South Manchester Avenue Anaheim, California	92802
(Address of principal executive office)	(Zip Code)

(714) 774-5000

(Registrant’s telephone number, including area code)

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of AUGUST 12, 2003:

Class A Common Stock  - 14,548,770 shares.

Class B Common Stock  -   992,985 shares.

ODETICS, INC.

Quarterly Report on Form 10-Q

In this Report, “Odetics,” the “Company,” “we,” “us” and “our” collectively refers to Odetics, Inc. and its subsidiaries.

PART I       FINANCIAL INFORMATION

ODETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2002	2003
Net sales and contract revenues:
Net sales	$5,731	$6,826
Contract revenues	6,215	5,775
Total net sales and contract revenues	11,946	12,601

Costs and expenses:
Cost of sales	2,687	3,679
Cost of contract revenues	4,099	3,887
Gross profit	5,160	5,035

Selling, general and administrative expense	3,741	4,189
Research and development expense	988	1,143
Total operating expenses	4,729	5,332

Operating income (loss)	431	(297)

Non-operating items
Other (expense) income	640	(101)
Interest expense	(555)	(32)
Income (loss) before income taxes	516	(430)
Income taxes	—	220
Income (loss) from continuing operations before minority interest	516	(650)
Minority interest in earnings of subsidiary	1,028	860
Loss from continuing operations	(512)	(1,510)
Loss from discontinued operations	(788)	(442)
Net loss	$(1,300)	$(1,952)

Net loss per share:
Basic and diluted
Loss from continuing operations	$(0.04)	$(0.10)
Loss from discontinued operations	(0.06)	(0.03)
Loss per share	$(0.10)	$(0.13)
Shares used in calculating loss per share:
Basic and diluted	12,587	15,117

See accompanying notes to consolidated financial statements

ODETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	June 30, 2003
	(Audited)	(Unaudited)
ASSETS:

Current assets
Cash	$437	$207
Trade accounts receivable, net	8,549	9,845
Costs and estimated earnings in excess of billings on uncompleted contracts	2,398	2,525
Inventories:
Finished goods	211	454
Work in process	419	352
Materials and supplies	3,634	3,406
Total inventories	4,264	4,212
Prepaid expenses	435	563
Assets to be disposed of from discontinued operations	4,392	595
Total current assets	20,475	17,947
Restricted cash	2,516	2,516
Property, plant and equipment:
Equipment, furniture and fixtures	7,299	7,391
Less accumulated depreciation	(5,336)	(5,548)
Net equipment, furniture and fixtures	1,963	1,843
Goodwill	9,807	9,807
Other assets	81	55
Total assets	$34,842	$32,168

See notes to consolidated financial statements

ODETICS, INC.

CONSOLIDATED BALANCE SHEETS (cont’d)

(in thousands)

	March 31, 2003	June 30, 2003
	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$5,862	$5,733
Accrued payroll and related	5,731	4,709
Accrued expenses	858	1,469
Billings in excess of costs and estimated earnings on uncompleted contracts	304	372
Revolving line of credit with related party	—	400
Advances under receivable purchase agreement	235	—
Liabilities of discontinued operations	4,139	2,651
Total current liabilities	17,129	15,334

Revolving line of credit	—	1,735

Deferred gain on sale of building	6,025	5,721

Revolving line of credit with related party	1,250	—

Other liabilities	15	14

Minority interest	14,711	15,572

Stockholders’ equity (deficit)
Preferred stock	—	—
Common stock	1,512	1,512
Paid-in capital	92,819	92,986
Treasury stock	(1)	(1)
Notes receivable from associates	(51)	(51)
Retained earnings	(98,468)	(100,420)
Accumulated other comprehensive income	(99)	(234)
Total stockholders’ deficit	(4,288)	(6,208)
Total liabilities and stockholders’ deficit	$34,842	$32,168

See notes to consolidated financial statements

ODETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended June 30,
	2002	2003
Operating activities
Net loss from continuing operations	$(512)	$(1,510)
Net loss from discontinued operations	(788)	(442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	212
Amortization of gain on sale-leaseback	(754)	(304)
Minority interest in earnings of subsidiary	1,028	—
Changes in operations assets and liabilities:
(Increase) decrease in accounts receivable	(1,410)	(1,296)
(Increase) decrease in net costs and estimated earnings in excess of billings	11	(59)
(Increase) decrease in inventories	830	52
(Increase) decrease in prepaids and other assets	(114)	(102)
Change in net assets of discontinued operations	(810)	2,309
Increase (decrease) in accounts payable and accrued expenses	101	(668)
Net cash used in operating activities	(1,056)	(947)
Investing activities
Purchases of equipment, furniture & fixtures	(114)	(92)
Proceeds from sale of building	18,951	—
Other	(131)	(135)
Net cash provided by (used in) investing activities	18,706	(227)
Financing activities
Net proceeds/payments on line of credit, long-term debt and capital lease obligations	(17,056)	777
Proceeds from sale of Iteris common and preferred stock	201	—
Proceeds from issuance of common stock	141	167
Net cash provided by (used in) financing activities	(16,714)	944
Increase (decrease) in cash	936	(230)
Cash at beginning of period	408	437
Cash at end of period	$1,344	$207

See notes to consolidated financial statements

INDEX

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 -                                         Basis of Presentation and Operations

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Odetics, Inc. as of June 30, 2003 and the consolidated results of operations and cash flows for the three months ended June 30, 2002 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The results of operations for the three months ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2003, as amended, which was filed with the Securities and Exchange Commission.

During the three months ended June 30, 2003, we used $947,000 of cash to fund our operations.  Operating cash flow reflects our aggregate net loss from continuing and discontinued operations of $2.0 million increased for amortization of non-cash deferred gain of $304,000 related to the sale of our real estate assets, offset by non-cash charges of $860,000 million related to the minority interest in our Iteris subsidiary and $212,000 for depreciation and amortization.  We also used an aggregate $2.0 million in cash to fund increases in accounts receivable and reductions in accounts payable.  We received approximately $2.0 million related to the sale of Zyfer Inc.   As of June 30, 2003, we had cash and cash equivalents of $207,000.

In May 2003, we completed the sale of substantially all of the assets of our wholly-owned subsidiary, Zyfer Inc., for $2.3 million in cash plus the assumption of liabilities.  The cash proceeds were used to fund working capital requirements and pay short-term liabilities.  The asset purchase agreement provides for future incentive payments of up to $1.0 million in each of the next two twelve-month periods, based on the revenues generated from the sale of Zyfer's products or the license of its technologies.

On July 29, 2003, we completed a private placement of 3,666,667 shares of our Class A common stock to an institutional investor group for $2.2 million in cash. In connection with this offering, we also issued warrants to the investors to purchase up to another 366,667 shares at an exercise price of $1.50 per share.  The warrants are exercisable at any time by the investors and expire in July 2006. The proceeds from this offering  were used to fund general working capital requirements.

In July 2003, we concluded a restructuring of our facility lease obligations for our principal operating facilities located in Anaheim, California.  Under the revised terms, Odetics and its Iteris subsidiary entered into two separate leases for space totaling 80,000 square feet located at our current Anaheim based location.  Odetics has been relieved of a continuing lease obligation on approximately 257,000 square feet.  In consideration for the restructured agreement, Odetics paid approximately $2.5 million in restricted cash that had been previously pledged as collateral on the lease, in addition to issuing the lessor 425,000 shares of Odetics Class A Common Stock and a note payable for $814,000

We have lease commitments for facilities in various locations throughout the United States.  The annual commitment under these noncancelable operating leases including the leaseback of the Anaheim facilities at June 30, 2003 is as follows:

Fiscal Year	(in thousands)
2004	$1,671
2005	$2,113
2006	$1,928
2007	$1,837
2008	$1,826
Thereafter	$7,608

As of July 25, 2003, after giving effect to reflecting the restructuring of our facility lease obligations for our principal operating facilities, the annual commitment under our noncancelable leases, is as follows:

Fiscal Year	(in thousands)
2004	$782
2005	$1,062
2006	$943
2007	$852
2008	$280
Thereafter	$—

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

Note 2 -                                         Income Taxes

Income taxes for the three months ended June 30, 2002 and 2003 has been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes.  These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, capitalization of computer software costs for financial statement purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. Odetics owns less than 80% of its operating subsidiary, Iteris Inc. and accordingly does not file a consolidated federal tax return.  Income tax expense of $220,000 in the three months ended June 30, 2003 reflects the estimated tax provision of Iteris based upon its actual first quarter taxable income.

Note 3 -                                         Comprehensive (Loss)

The components of comprehensive (loss) for the three months ended June 30, 2002 and 2003 are as follows (in thousands):

	Three Months Ended June 30,
	2002	2003

Net loss	$(1,300)	$(1,952)
Foreign currency translation adjustment	(131)	(135)
Comprehensive loss	$(1,431)	$(2,087)

Note 4 -                                         Business Segment Information

Odetics operates in three reportable segments: intelligent transportation systems (“ITS”), video products, which include products for the television broadcast and video security markets, and telecom products. Selected financial information for our reportable segments for the three months ended June 30, 2002 and 2003 are as follows (in thousands):

	Intelligent Transportation Systems	Video Products	Telecom Products	Total
Three Months Ended June 30, 2002

Revenue from external customers	$10,260	$937	$749	$11,946
Segment income (loss)	927	(141)	437	1,223

Three Months Ended June 30, 2003

Revenue from external customers	11,531	1,070	—	12,601
Segment income (loss)	493	(62)	—	431

The following reconciles segment income (loss) to consolidated loss before income taxes (in thousands):

	Three Months Ended June 30,
	2002	2003
Total profit for reportable segments	1,223	431

Unallocated amounts:
Corporate and other expenses	(792)	(728)
Other (expense) income	640	(101)
Interest expense	(555)	(32)
Income (loss) before income taxes	$516	$(430)

Note 5 –                                      Recent Accounting Pronouncements

In 2003, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Application of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. The Company does not have any other outstanding guarantees at March 31, 2003 required to be disclosed or recorded as obligations upon adoption of FIN 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation changes the method of determining whether certain entities should be included in the Company’s Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. The Company has not yet determined the impact, if any, that the adoption of FIN 46 will have on the Company’s financial position, results of operations or cash flows.  There were no VIE's created after January 31, 2003.

Note 6 -                                                      Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,
(In thousands)	2003	2002

Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(512)	$(1,510)
Loss from discontinued operations	(788)	(442)
Net loss	$(1,300)	$(1,952)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	12,587	15,117

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.10)
Loss from discontinued operations	(0.06)	(0.03)
Net loss per share	$(0.10)	$(0.13)

Note 7 -                                                      Stock Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation.  Accordingly, the Company does not recognize any compensation expense for employee stock options with exercise prices equal to or greater than the Company’s stock price on the date of grant.  Pro forma amounts adjusted for the effect of recording compensation cost for the Company’s stock option plan determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards Nos. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and No. 123, Accounting for Stock-Based Compensation, are presented below:

	Three Months Ended June 30,
(In thousands)	2003	2002

Net loss – reported	$(1,300)	$(1,952)

Employee compensation expense under fair value method	(159)	(159)

Net loss – pro forma	$(1,459)	$(2,111)

Basic and diluted net loss per share – reported	$(0.10)	$(0.13)
Basic and diluted net loss per share – pro forma	$(0.12)	$(0.14)

Shares used in computation of basic and diluted net loss per share	12,587	15,117

Note 8 -                                                      Discontinued Operations

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation’s – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the Company adopted the provisions of SFAS 144 effective April 1, 2001.

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

In March 2003, the Company ceased the development and sale of products in its Broadcast, Inc. subsidiary (Broadcast) and reduced the headcount in Broadcast to only support the existing customer contracts for service and support through their expiration dates. The aggregate losses recognized to write down the assets of Broadcast to their fair value less cost to sell were approximately $3.4 million. In addition, the Company accrued $0.4 million for employees terminated in March 2003 and other direct costs to wind down the Broadcast operation.

The asset write-downs and accrued costs are included in the loss from discontinued operations in the year ending March 31, 2003. The results of operations of Zyfer and Broadcast for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statement of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company’s debt.

The net sales and loss from discontinued operations are as follows:

	Year ended June 30,
Net Sales	2002	2003
Zyfer	$1,631	$317
Broadcast	1,735	235
Total net sales	$3,366	$552

Loss from discontinued operations:
Zyfer	$(477)	$(421)
Broadcast	(311)	(21)
Total loss from discontinued operations	$(788)	$(442)

The assets and liabilities of the discontinued operations consisted of the following:

	March 31,	June
	2003	2003
Accounts receivable	$1,632	$362
Inventories	1,892	21
Prepaid expenses & other assets	125	25
Property, plant and equipment, net	743	187
Total assets of discontinued operations	$4,392	595

Accounts payable	$2,250	$1,193
Accrued expenses	1,889	1,458

Total liabilities of discontinued operations	$4,139	$2,651

Note 9 -                                                      Warranty

Unless otherwise stated, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

The activity in accrued warranty obligations is as follows:

	June 30,
	2002	2003
	(in thousands)
Balance at beginning of period	$274	$281
Additions charged to cost of sales	(42)	67
Warranty claims	(182)	(38)
Balance at end of period	$214	$310

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This report including the following discussion and analysis contains forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimates” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, capital needs, competition, backlog and manufacturing capabilities and the status of our facilities and product development.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth at the end of Part II, Item 7 of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below before deciding to invest in our company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

General

During the fiscal year ended March 31, 2003 (“fiscal 2003”), we operated in three business segments consisting of ITS, video products and telecom products. The ITS segment consisted of our majority-owned subsidiary, Iteris, Inc., which designs, develops, markets and implements video sensor systems and transportation management and traveler information systems for the ITS industry.  The video products segment consisted of our wholly-owned subsidiaries, MAXxess Systems, Inc. (previously known as Gyyr Incorporated) and Broadcast, Inc.  Our telecom segment consisted of our wholly-owned subsidiary, Zyfer, Inc.  All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as our business units prior to their incorporation.

In March 2003, we decided to discontinue the operations of Broadcast.

In May 2003, we sold substantially all of the assets of Zyfer for a purchase price of $2.3 million in cash, plus assumption of liabilities, plus future incentive payments of up to $1 million in each of the years ended April 30, 2004 and 2005.  The amount of these future incentive payments will be based on the revenues generated by the sale of Zyfer’s products or the license of its technologies.

Accordingly, at June 30, 2003, we operate in two business segments, ITS and Security Products, consisting of Iteris, Inc. and MAXxess Systems, Inc., respectively.

Our financial statements for the three months ended June 30, 2002 and 2003 have been restated  to reflect the discontinuation of the operations of Broadcast, and Zyfer and, accordingly, only reflect the operations of Iteris and MAXxess.

We generated operating losses of $297,000 in the three months ended June 30, 2003, $203,000 in fiscal 2003 and $2.8 million in fiscal 2002.  While we have substantially reduced our operating losses in recent periods, we have experienced negative cash flows from operations in the amount of $947,000 in the three months ended June 30, 2003, $4.8 million in fiscal 2003 and $18.2 million in fiscal 2002, and had a stockholders’ deficit of $6.2 million at June 30, 2003. We expect that our operations will continue to use net cash at least through the end of calendar 2003.  We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows.  We cannot assure you that any additional funding will be available on a timely basis, on acceptable terms, or at all.  These conditions, together with our recurring losses, cash requirements and stockholders’ deficiency, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies And Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivables, the valuation of inventories, the recoverability of long-lived assets, including goodwill, and reserves for restructuring and related activities. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Results of Operations

The following table sets forth certain income statement data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended June 30,
	2002	2003

Net sales	48.0%	54.2%

Contract revenues	52.0	45.8
Total net sales and contract revenues	100.0%	100.0%
Gross profit—net sales	53.1	46.1
Gross profit—contract revenues	34.0	32.7
Selling, general and administrative expense	31.3	33.2
Research and development expense	8.3	9.1
Operating income (loss)	3.6	(2.4)
Non-operating income (expense):
Other (expense) income	5.4	(0.8)
Interest expense, net	(4.6)	(0.3)
Income taxes (benefit)	—	1.7
Minority interest in earnings of subsidiary	8.6	6.8
Loss from discontinued operations, net of income taxes	(6.6)	(3.5)
Net loss	(10.9)%	(15.5)%

Net Sales and Contract Revenues.  Net sales and contract revenues consist principally of (i) sales of products and services to commercial and municipal agencies (“net sales”) and (ii) revenues derived from contracts with state, county and municipal agencies for ITS projects (“contract revenues”). Total net sales and contract revenues increased 5.5% to $12.6 million for the three months ended June 30, 2003, compared to $11.9 million in the corresponding period of the prior fiscal year.  Sales of Iteris’ transportation management systems and video sensor systems represented 91.5% of our total net sales and contract revenues for the quarter ended June 30, 2003, 86.9% in the fiscal year ended March 31, 2003 (“fiscal 2003”) and 71.5% in the fiscal year ended March 31, 2002 (“fiscal 2002”).  We anticipate that Iteris will continue to represent a majority of our total net sales and contract revenues for the fiscal year ending June 30, 2004.  Net sales increased 19.1% to $6.8 million for the three months ended June 30, 2003, compared to $5.7 million in the corresponding period of the prior fiscal year.  The increase in net sales was primarily due to an increase in unit sales of Vantage video detection products in North America, which increased 18.6% from the corresponding quarter of the prior fiscal year.  The increase in net sales also includes an increase in unit sales of our Autovue products, largely to truck OEMs.

Contract revenues decreased 7.1% to $5.8 million for the three months ended June 30, 2003, compared to $6.2 million in the corresponding period of the prior fiscal year. Contract revenues in the three months ended June 30, 2002 included $628,000 in revenue contribution from our telecom segment related to maintenance and repair contracts for data recorders used in space flight.  The underlying program to which this revenue related expired in March 2003, and there was no revenue contribution from this program in the three months ended June 30, 2003.  Contract revenues derived from the Iteris systems consulting activities increased 3.4% in the three months ended June 30, 2003 compared to the corresponding period of the prior fiscal year, primarily due to a general increase in contract volume in the current fiscal year.

Gross Profit.  Gross profit as a percentage of net sales and contract revenues decreased to 40.0% for the three months ended June 30, 2003 compared to 43.2% in the corresponding period in the prior fiscal year. Gross profit as a percentage of net sales decreased to 46.1% for the three months ended June 30, 2003 compared to 53.1% in the corresponding period in the prior fiscal year. The decrease largely reflects the impact of pricing in the market for Vantage products in addition to lower revenue derived from billable non-recurring engineering services.

Gross profit as a percentage of contract revenues decreased to 32.7% for the three months ended June 30, 2003 compared to 34.0% in the corresponding period of the prior fiscal year.  The decrease reflects end of contract favorable gross profit realized on the maintenance and repair contracts for data recorders used in space flight in the period ended June 30, 2002.  The underlying mix of contracts at any given time will impact quarterly gross profit performance on contract revenues.  We recognize contract revenues and the related gross profit using percentage of completion contract accounting.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 12.0% to $4.2 million (or 33.2% of total net sales and contract revenues) in the three months ended June 30, 2003 compared to $3.7 million (or 31.3% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase primarily reflects increased spending to support sales and marketing infrastructure and programs in our Vantage products, Systems and AutoVue products and services offerings. The increase in sales and marketing expenses was partially offset by decreased spending in general and administrative expenses related to overall cost reduction efforts in the three months ended June 30, 2003 compared to the corresponding period of the prior fiscal year.

Research and Development Expense.  Research and development expense increased 15.7% to $1.1 million (or 9.1% of total net sales and contract revenues) in the three months ended June 30, 2003 compared to $988,000 (or 8.3% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  The increase was primarily due to increases in Vantage and Systems product development activities, which was partially offset by decreases in research and development expense in AutoVue.  Vantage product development activities primarily relate to product line extensions to support new communications platforms and to accommodate new camera designs. These increases were primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. For competitive reasons, we closely guard the confidentiality of our specific development projects.

Other Income. Other income during the three months ended June 30, 2002 reflects gain recognized on the sale of our Anaheim facilities.

Interest Expense. As a result of sale and leaseback of our Anaheim, California facilities, we repaid  $16.4 million of outstanding indebtedness under a promissory note in May 2002.  The decrease in interest expense to $32,000 in the three months ended June 30, 2003 compared to $555,000 in the comparable period of the preceding fiscal year reflects lower average outstanding borrowings.

Income Taxes.  Odetics owns less than 80% of its operating subsidiary, Iteris Inc. and accordingly does not file a consolidated federal tax return.  Income tax expense of $220,000 in the three months ended June 30, 2003 reflects the estimated tax provision of Iteris based upon its actual first quarter taxable income. On a consolidated basis, we have not provided any income tax benefit for the losses incurred in the three months ended June 30, 2003 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

During the three months ended June 30, 2003 we used $947,000 of cash to fund our operations.  Operating cash flow reflects our aggregate net loss from continuing and discontinued operations of $2.0 million increased for amortization of non-cash deferred gain of $304,000 related to the sale of our real estate assets, which was offset by non-cash charges of $860,000 million related to the minority interest in our Iteris subsidiary and $212,000 for depreciation and amortization.  We also used an aggregate $2.0 million in cash to fund increases in accounts receivable and reductions in accounts payable.  As of June 30, 2003, we had cash and cash equivalents of $207,000.

In May 2003, we completed the sale of substantially all of the assets of our wholly-owned subsidiary, Zyfer Inc. for $2.3 million in cash plus the assumption of liabilities.  The cash proceeds were used to fund working capital requirements and pay short-term liabilities.  The asset purchase agreement provides for future incentive payments to us of up to $1.0 million in each of the next two twelve-month periods, based on revenues generated from the sale of Zyfer's products or the license of its technologies.

In July 2003, we concluded a restructuring of our facility lease obligations for our principal operating facilities located in Anaheim, California.  Under the revised terms, Odetics and its Iteris subsidiary entered into two separate leases for space totaling 80,000 square feet located at our current Anaheim based location.  Odetics has been relieved of a continuing lease obligation on approximately 257,000 square feet.  In consideration for the restructured agreement, Odetics paid approximately $2.5 million in cash that had been previously pledged as collateral on the lease, in addition to issuing to the lessor 425,000 shares of Odetics Class A Common Stock and a note payable for $814,000

On July 29, 2003, we completed a private placement of 3,666,667 of our Class A common stock to an institutional investor group for $2.2 million in cash.    In connection with this offering, we also issued three year warrants to the investor to purchase up to another 366,667 shares at an exercise price of $1.50 per share.  The warrants are exercisable at any time by the investors. The proceeds from the transaction were used to fund general working capital requirements.

Our contractual obligations are as follows at June 30, 2003:

	Payments Due by Period (in thousands)
	Total	1 year or less	2-3 years	4-5 years	After 5 years

Lines of credit	$2,135	$400	$1,735	$—	$—
Operating leases	16,867	2,133	3,923	3,661	7,150

Total	$19,002	$2,533	$5,658	$3,661	$7,150

As a result of the restructuring of our facility lease in July 2003, our revised future obligations under operating lease are as follows:

	Payments Due by Period (in thousands)
	Total	1 year or less	2-3 years	4-5 years	After 5 years

Operating leases	$3,917	$1,135	$1,934	$848	$—

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

Recent Accounting Pronouncements

In 2003, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Application of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. The Company does not have any other outstanding guarantees at March 31, 2003 required to be disclosed or recorded as obligations upon adoption of FIN 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation changes the method of determining whether certain entities should be included in the Company’s Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. The Company has not yet determined the impact, if any, that the adoption of FIN 46 will have on the Company’s financial position, results of operations or cash flows.

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

We Have Experienced Substantial Losses and May Continue to Experiencing Losses for the Foreseeable Future.  We experienced losses from continuing operations of $ 1.5 million in the three months ended June 30, 2003, $4.4 million in the year ended March 31, 2003 and $5.2 million in the year ended March 31, 2002.  In the three months ended September 30, 2001, we downsized our business in connection with our sale of the Gyyr CCTV Products line, the discontinuation of the business of our Mariner Networks subsidiary and the reorganization of our European operations to reduce our operating expenses.  In addition, in May 2003, we sold our Zyfer business and we are continuing to explore the divestiture of the assets related to our Broadcast business.  We cannot assure you that our efforts to downsize our operations or reduce our operating expenses or sell portions of our business will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future.   Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We Will Need to Raise Additional Capital in the Future, But We May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us, or at All.  We have generated significant net losses in recent periods, and have experienced negative cash flows from operations of $ 0.9 in the three months ended June 30, 2003, $4.8 million in the year ended March 31, 2003, $18.2 million in the year ended March 31, 2002 and $20.1 million in the year ended March 31, 2001.  Although we completed a private placement in July 2003, the sale of our Anaheim, California property in May 2002 and the sale of our Zyfer subsidiary in May 2003, the majority of the proceeds from such sales were used to pay our outstanding debts and accounts payables.  In addition, $2.5 million of the proceeds from the sale of the Anaheim property have been pledged to secure our performance under the leases for our Anaheim facility and was ultimately distributed to our landlord.  In addition, we have yet to monetize the assets of our Broadcast subsidiary.  As of June 30, 2003, our cash balance was approximately $ 0.2 million and we anticipate that we will need to raise additional capital in the future.  Our Iteris subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004.  Substantially all of the assets of Iteris have been pledged to the lender to secure the outstanding indebtedness under this facility (although there were no amounts outstanding under the line of credit at March 31, 2003).

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

•                  our ability to renegotiate our existing real property leases;

•                  increased research and development funding, and required investments in our business units;

•                  increased sales and marketing expenses;

•                  technological advancements and our competitors’ response to our products;

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

The Trading Price of Our Common Stock Is Highly Volatile and Our Shares Are No Longer Listed on the Nasdaq SmallCap Market and As Such, You May Not Be Able to Resell Your Shares of Stock at or Above the Price You Paid for Them or At All.  The trading price of our common stock has been subject to wide fluctuations in the past.  Since January 2000, our Class A common stock has traded at prices as low as $0.45 per share and as high as $29.44 per share and our Class B common stock has traded at prices as low as $0.20 per share and as high as $29.62 per share.  In 2003, because we failed to meet the minimum stockholder’s equity and minimum share price requirements for continued listing on the Nasdaq SmallCap Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq SmallCap Market and currently trade on the Over-the-Counter Bulletin Board.  As such, the average daily trading volume has decreased and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, or at all. This delisting may also make it more difficult for the Company to raise additional funds in the future. In addition, our securities are subject to “penny stock” restrictions, including Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage of us, adverse effects on the ability of broker-dealers to sell or securities, and lower prices for our securities than might otherwise be obtained.

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

•

The stock market in general has recently experienced volatility, which has particularly affected the market prices of equity securities of many high technology companies.  This volatility has often been unrelated to the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our common stock.  In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation.  If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management’s attention and resources from other matters.

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

In addition, a large number of our government contracts are fixed price contracts.  As a result, we may not be able to recover for any cost overruns.  These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements.  The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis.  In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs.  These additional costs adversely affect our financial condition and results of operations.  Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales in any given quarter.  Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

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

We Have Adopted a New Operating Strategy, Which Is Untried and Exposes Us to New Risks.  Recently, we divested ourselves of many of our business units and have begun to focus our business on the business of our Iteris subsidiary and, less significantly, on emerging homeland security opportunities.  We continue to explore options for the sale of our other business units and have abandoned our strategy of incubating emerging companies, which required us to make significant investments in new business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders through an initial public offering or sale to a strategic buyer.  The new focus of our business may not be profitable and the current climate of international conflicts and political unrest may not translate to a profitable market for our products.  Our current business strategy is untried there is no assurance that the new business plan or the continued execution of the Iteris business will be successful.

If We Do Not Keep Pace with Rapid Technological Changes and Evolving Industry Standards, We Will Not be Able to Remain Competitive and There Will Be No Demand for Our Products.  Our markets are in general characterized by the following factors:

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners.  Our business and results of operations could be seriously harmed by any significant delays in our new product development.  Certain of our new products could contain undetected design faults and software errors or “bugs” when first released by us, despite our testing.  We may not discover these faults or errors until after a product has been installed and used by our customers.  Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

Acquisitions of Companies or Technologies May Require Us to Undertake Significant Capital Infusions and Result in Disruptions of Our Business and Diversion of Resources and Management Attention.  Over the past few years, we have expanded our operations and made several substantial acquisitions of diverse businesses, including Meyer Mohaddes Associates, Inc., Viggen Corporation, and certain assets of the Transportation Systems business of Rockwell International.  We may continue to engage in acquisitions of complementary businesses, products and technologies.  Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

•                  potential disruption of our ongoing business and the diversion of our resources and management’s attention;

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

From time to time, we have received notices that claim we have infringed upon the intellectual property of others.  Even if these claims are not valid, they could subject us to significant costs.  We have engaged in litigation in the past, and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  Litigation may also be necessary to defend against claims of infringement or invalidity by others.  An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies.  We may not be able to obtain any licenses on terms acceptable to us, or at all.  We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property.  Any of these results could adversely affect our business, financial condition and results of operations.  In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

We Have Significant International Sales and Our International Business Operations May be Threatened by Many Factors That are Outside of Our Control.  Despite the reorganization of our European operations and the resulting reduction in international sales, such sales have historically represented a small portion of our total net sales and contract revenue.

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

We believe that continued growth and profitability could require expansion of our international operations.  Nearly all of our international sales from this point on are denominated in U.S. dollars.  As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets.  We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

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

Our Stock Structure and Certain Anti-Takeover Provisions May Affect the Price of Our Common Stock and Discourage a Third Party from Acquiring Us.  Certain provisions of our certificate of incorporation and our stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders.  These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.  Our Class A common stock entitles the holder to one-tenth of one vote per share and our Class B common stock entitles the holder to one vote per share.  The disparity in the voting rights between our common stock, as well as our insiders’ significant ownership of the Class B common stock, could discourage a proxy contest or make it more difficult for a third party to effect a change in our management and control.  In addition, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock, as well as additional shares of Class B common stock.  Our future issuance of preferred stock or Class B common stock could be used to discourage an unsolicited acquisition proposal.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to interest rate risk is limited to our lines of credit. Iteris’ and Odetics’ lines of credit bear interest at the prevailing prime rate, plus 2% and 4% respectively.  A 10% increase in interest rate would not have a material impact on our financial position, operating results, at cash flows. In addition, we believe that the carrying value of our debt outstanding approximates fair value.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of Odetics’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the reports that the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, there has been no change the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not a party to any material legal proceedings

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

10.1	Change in Control Agreement dated May 8, 2003 by and between Odetics, Inc. and Gregory A. Miner.
31	Certification of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

On May 23, 2003, we filed a Current Report on Form 8-K to announce the sale of substantially all of the assets of our Zyfer, Inc. subsidiary to FEI-Zyfer, Inc., a wholly-owned subsidiary of Frequency Electronics, Inc.

On June 6, 2003, we furnished a Current Report on Form 8-K regarding the financial results of the fourth quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODETICS, INC.
(Registrant)

		By	/s/ Gregory A. Miner
Gregory A. Miner,
Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Gary Smith
Gary Smith,
Vice President and Controller
(Principal Accounting Officer)

Dated:	August 14, 2003