Form 10-Q
period 2003-09-30
ITERIS HOLDINGS  INC
filed 2003-11-14
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-10605

ITERIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter) )

Delaware (State or other jurisdiction of incorporation or organization)	95-2588496 (I.R.S. Employer Identification No.)
1515 South Manchester Avenue Anaheim, California (Address of principal executive office)	92802 (Zip Code)
(714) 774-5000 (Registrant's telephone number, including area code)
Odetics, Inc. (Former name, former address and former fiscal year, if changed since last report)

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

        Number of shares of Common Stock outstanding as of NOVEMBER 10, 2003:

Class A Common Stock—18,909,409 shares.
Class B Common Stock—     932,430 shares.

ITERIS HOLDINGS, INC.
Quarterly Report on Form 10-Q
Table of Contents

        In this report, "Iteris Holdings," the "Company," "we," "us" and "our" collectively refers to Iteris Holdings, Inc. and its subsidiary.

PART I.    FINANCIAL INFORMATION

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash	$437	$1,141
Trade accounts receivable, net	8,167	7,936
Note receivable from sale of business units	—	197
Costs and estimated earnings in excess of billings on uncompleted contracts	2,398	2,630
Inventories:
Finished goods	211	258
Work in process	393	363
Materials and supplies	3,299	3,461

Total inventories	3,903	4,082
Prepaid expenses	355	823
Assets of discontinued operations	5,237	—

Total current assets	20,497	16,809
Restricted cash	2,516	—
Property, plant and equipment:
Equipment, furniture and fixtures	7,263	7,488
Allowance for depreciation	(5,322)	(5,759)

Net property, plant, and equipment	1,941	1,729
Goodwill	9,807	9,807
Other assets	81	40

Total assets	$34,842	$28,385

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable	$5,187	$3,616
Accrued payroll and related	5,622	3,504
Accrued expenses	785	1,476
Billings in excess of costs and estimated earnings on uncompleted contracts	304	507
Advances under receivables purchase agreement with related party	235	—
Liabilities of discontinued operations	4,996	—
Current portion of long-term debt	—	150

Total current liabilities	17,129	9,253
Revolving line of credit	—	707
Deferred gain on sale of building	6,025	2,021
Revolving line of credit with related party	1,250	—
Other liabilities	15	825
Minority interest	14,711	16,436
Commitments and contingencies
Stockholders' deficit:
Preferred stock, authorized 2,000,000 shares; none issued	—	—
Common stock, authorized 50,000,000 shares of Class A and 2,600,000 shares of Class B; 18,837,907 shares of class A and 1,003,932 shares of Class B issued and outstanding at September 30, 2003—$.10 par value	1,512	1,984
Paid-in capital	92,819	95,261
Treasury stock	(1)	(1)
Notes receivable from employees	(51)	(47)
Accumulated deficit	(98,468)	(97,838)
Accumulated other comprehensive income (loss)	(99)	(216)

Total stockholders' deficit	(4,288)	(857)

Total liabilities and stockholders' deficit	$34,842	$28,385

See accompanying notes.

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net sales and contract revenues:
Net sales	$4,521	$5,905	$9,193	$11,660
Contract revenues	5,163	5,345	10,750	11,120

Total net sales and contract revenues	9,684	11,250	19,943	22,780
Costs and expenses:
Cost of sales	2,352	3,258	4,521	6,354
Cost of contract revenues	3,344	3,551	7,196	7,438

Gross profit	3,988	4,441	8226	8,988

Selling, general and administrative expenses	3,066	3,110	6,061	6,760
Research and development expenses	911	963	1,830	2,007

Total operating expenses	3,977	4,073	7,891	8,767

Operating income	11	368	335	221
Non-operating income (expense):
Other income	—	970	640	970
Interest expense, net	(41)	(35)	(596)	(67)

Income (loss) before income taxes	(30)	1,303	379	1,124
Income taxes	—	231	—	451

Income (loss) from continuing operations before minority interest	(30)	1,072	379	673
Minority interest in earnings of subsidiary	946	865	1,974	1,725

Income (loss) from continuing operations	(976)	207	(1,595)	(1,052)
Income (loss) from discontinued operations	(1,641)	2,377	(2,322)	1,682

Net income (loss)	$(2,617)	$2,584	$(3,917)	$630

Income (loss) per share:
Basic
Income (loss) from continuing operations	$(0.07)	$0.01	$(0.12)	$(0.06)
Income (loss) from discontinued operations	(0.11)	0.13	(0.17)	0.10

Income (loss) per share	$(0.18)	$0.14	$(0.29)	$0.04

Diluted
Income (loss) from continuing operations	$(0.07)	$0.01	$(0.12)	$(0.06)
Income (loss) from discontinued operations	(0.11)	0.13	(0.17)	0.10

Income (loss) per share	$(0.18)	$0.14	$(0.29)	$0.04

Shares used in calculating income (loss) per share:
Basic	14,283	18,056	13,435	16,586

Diluted	14,283	18,056	13,435	16,590

See accompanying notes.

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2002	2003
Cash flows from operating activities
Net loss from continuing operations	$(1,595)	$(1,052)
Net income (loss) from discontinued operations	(2,322)	1,682
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	631	437
Amortization of warrants	246	—
Minority interest in earnings of subsidiary	1,974	1,725
Loss on sale of Iteris common stock	35	—
Gain on sale and leaseback transactions	(640)	—
Deferred gain on asset sale	(418)	(1,488)
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	34
Net costs and estimated earnings in excess of billings	(152)	(29)
Inventories	597	(179)
Prepaids and other assets	9	(427)
Net assets of discontinued operations	(1,029)	241
Accounts payable and accrued expenses	204	(2,740)

Net cash used in operating activities	(3,960)	(1,796)
Cash flows from investing activities
Purchases of property, plant, and equipment	(257)	(225)
Proceeds from sale of building	18,951	—
Other	(280)	(117)

Net cash provided by (used in) investing activities	18,414	(342)
Cash flows from financing activities
Principal payments/proceeds from line of credit, long-term debt and capital lease obligations, net	(17,158)	182
Proceeds from issuance of common stock	2,850	2,660
Proceeds from sale of Iteris common stock	201	—

Net cash provided by (used in) financing activities	(14,107)	2,842
Net increase in cash	347	704
Cash at beginning of year	408	437

Cash at September 30	$755	$1,141

Non-cash transactions:
Restricted cash received on sale of building	$3,016	$—
Contribution of common stock to 401K	$141	$531

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Operations

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris Holdings, Inc. (the "Company") as of September 30, 2003 and the consolidated results of operations and cash flows for the three and six months ended September 30, 2002 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with its Annual Report on Form 10-K for the year ended March 31, 2003, as amended, which was filed with the Securities and Exchange Commission.

        During the six months ended September 30, 2003, the Company used $1.8 million of cash to fund its operations. Negative operating cash flow reflects net income from continuing and discontinued operations of $630,000 increased for non cash charges related to depreciation and amortization of $437,000 and $1.7 million related charges for the minority interest in its Iteris subsidiary, less non-cash gains of $1.5 million for amortization of deferred gains on the Company's real estate, and less the aggregate of $3.1 million of cash used to fund changes in its operating asset and liabilities during the six month period. At September 30, 2003, the Company had cash of $1.1 million.

        In May 2003, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Zyfer Inc., for an aggregate purchase price of $2.3 million in cash plus the assumption of liabilities. The cash proceeds were used to fund working capital requirements and pay short-term liabilities. The asset purchase agreement provides for future contingent incentive payments of up to $1.0 million in each of the next two twelve-month periods, based on the revenues generated from the sale of Zyfer's products or the license of its technologies.

        In July 2003, the Company completed a private placement of 3,666,666 shares of its Class A common stock to an institutional investor group raising net proceeds of $2.2 million in cash. In connection with this offering, the Company also issued warrants to the investors to purchase up to another 366,666 shares of Class A common stock at an exercise price of $1.50 per share. The warrants are exercisable at any time by the investors and expire in July 2006. The proceeds from this offering were used to fund general working capital requirements.

        In July 2003, the Company concluded a restructuring of its facility lease obligations for its principal operating facilities located in Anaheim, California. Under the revised terms, the Company and its Iteris subsidiary entered into two separate leases for space totaling 80,000 square feet located at its current Anaheim based location. The Company has been relieved of a continuing lease obligation on approximately 257,000 square feet. In consideration for the restructured agreement, the Company paid approximately $2.5 million in restricted cash that had been previously pledged as collateral on the lease, in addition to issuing the lessor 425,000 shares of its Class A common stock and a note payable for $814,000.

        In September 2003, the Company sold substantially all of the assets of its MAXxess Systems subsidiary, and the assets of its Broadcast, Inc. subsidiary, which had been idle since March 2003. The consideration for the MAXxess sale consisted of the assumption of certain liabilities resulting in a net gain of $2.3 million. As a result of the sale of the assets of MAXxess and Broadcast, the Company currently solely operates the business of Iteris, Inc.

        The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable-operating leases including the leaseback of the Anaheim facilities at September 30, 2003 is as follows:

Fiscal Year		(in thousands)
Remainder of	2004	$553
	2005	$1,062
	2006	$943
	2007	$852
	2008	$280

        It is possible that the Company's operations will continue to use net cash at least through the end of calendar 2003. The Company may have an ongoing need to raise cash by securing additional debt or equity financing to fund its operations until it achieves positive operating cash flows. However, management of the Company cannot be certain that they will be able to secure additional debt or equity financing or divest of certain assets on terms acceptable, on a timely basis, or at all. The Company's future cash requirements will be highly dependent upon its ability to control expenses, as well as the successful execution of its revenue plans. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        These conditions, together with the Company's recurring operating losses, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Note 2—Income Taxes

        Income taxes for the three and six months ended September 30, 2002 and 2003 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company owns less than 80% of its operating subsidiary, Iteris, Inc. and accordingly does not file a consolidated federal tax return. Income tax expense of $231,000 and $451,000 in the three and six months ended September 30, 2003 reflects the estimated tax provision of Iteris, Inc. based upon its actual taxable income.

Note 3—Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the three months and six months ended September 30, 2002 and 2003 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)	$(2,617)	$2,584	$(3,917)	$630
Foreign currency translation adjustment	(149)	18	(280)	(117)

Comprehensive income (loss)	$(2,766)	$(2,602)	$(4,197)	$513

Note 4—Business Segment Information

        The Company currently operates in two reportable segments: Sensors and Systems. These two segments, prior to the three months ended September 30, 2003 were reported as a single segment entitled "ITS". Selected financial information for our reportable segments for the three and six months ended September 30, 2002 and 2003 are as follows (in thousands):

	Sensors	Systems	Total
Three Months Ended September 30, 2002
Revenue from external customers	$4,521	$5,163	$9,684
Segment income (loss)	(200)	632	432
Three Months Ended September 30, 2003
Revenue from external customers	5,905	5,345	11,250
Segment income (loss)	$(13)	$524	$511
	Sensors	Systems	Total
Six Months Ended September 30, 2002
Revenue from external customers	$9,193	$10,750	$19,943
Segment income	80	1,265	1,345
Six Months Ended September 30, 2003
Revenue from external customers	11,660	11,120	22,780
Segment income (loss)	$(86)	$1,079	$993

        The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before minority interest (in thousands):

	Three Months Ended September 30,
	2002	2003
Total profit for reportable segments	432	511
Unallocated amounts:
Corporate and other expenses	(421)	827
Interest expense	(41)	(35)
Income taxes	—	(231)

Income (loss) from continuing operations before minority interest	$(30)	$1,072

        The following table reconciles segment income (loss) to consolidated income (loss) from continuing operations before minority interest (in thousands):

	Six Months Ended September 30,
	2002	2003
Total profit for reportable segments	1,345	993
Unallocated amounts:
Corporate and other expenses	(370)	198
Interest expense	(596)	(67)
Income taxes	—	(451)

Income from continuing operations before minority interest	$379	$673

Note 5—Recent Accounting Pronouncements

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

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted Statement 146 on January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. The Company does not have any other outstanding guarantees at September 30, 2003 required to be disclosed or recorded as obligations upon adoption of FIN 45.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period ending after December 15, 2003. The Company has not yet determined the impact, if any, that the adoption of FIN 46 will have on the Company's financial position, results of operations or cash flows. There were no VIE's created after January 31, 2003.

Note 6—Net Income (Loss) Per Share

        The following table sets forth the computation of net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(976)	$207	$(1,595)	$(1,052)
Income (loss) from discontinued operations	(1,641)	2,377	(2,322)	1,682

Net income (loss)	$(2,617)	$2,584	$(3,917)	$630

Denominator for basic and diluted loss per share:
Basic	14,283	18,056	13,435	16,586

Diluted	14,283	18,056	13,435	16,590

Income (loss) per share:
Basic
Income (loss) from continuing operations	$(0.07)	$0.01	$(0.12)	$(0.06)

Income (loss) from discontinued operations	(0.11)	0.13	(0.17)	0.10

Income (loss) per share	$(0.18)	$0.14	$(0.29)	$0.04

Diluted
Income (loss) from continuing operations	$(0.07)	$0.01	$(0.12)	$(0.06)

Income (loss) from discontinued operations	(0.11)	0.13	(0.17)	0.10

Income (loss) per share	$(0.18)	$0.14	$(0.29)	$0.04

Note 7—Stock Based Compensation

        The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its stock-based compensation. Accordingly, the Company does not recognize any compensation expense for employee stock options with exercise prices equal to or greater than the Company's stock price on the date of grant. Pro forma amounts adjusted for the effect of recording compensation cost for the Company's stock option plan determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards Nos. 148, Accounting for Stock-Based Compensation—

Transition and Disclosure, and No. 123, Accounting for Stock-Based Compensation, are presented below (in thousands except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)—reported	$(2,617)	$2,584	$(3,917)	$630
Employee Compensation expense under fair value method	(159)	(159)	(318)	(318)

Net income (loss)—pro forma	$(2,776)	$2,425	$(4,235)	$312

Basic income (loss) per share—reported	$(0.18)	$0.14	$(0.29)	$0.04

Diluted income (loss) per share—reported	$(0.18)	$0.14	$(0.29)	$0.04

Basic income (loss) per share—pro forma	$(0.19)	$0.13	$(0.32)	$0.02

Diluted income (loss) per share—pro forma	$(0.19)	$0.13	$(0.32)	$0.02

Shares used in computation of basic income (loss) per share	14,283	18,056	13,435	16,586
Shares used in computation of diluted income (loss) per share	14,283	18,056	13,435	16,590

Note 8—Discontinued Operations

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation's—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the Company adopted the provisions of SFAS 144 effective April 1, 2001.

        In March 2003, the Company decided to divest of its Zyfer, Inc. subsidiary. In May 2003, the Company completed the sale of substantially all of the net assets of Zyfer, with a net book value of approximately $2.3 million, for $2.3 million. The Company may also receive contingent incentive payments of up to $2 million should Zyfer meet certain revenue targets in the twelve month periods ended April 30, 2004 and 2005. In connection with the Zyfer sale, the Company accrued $1.0 million for certain future lease obligations of Zyfer that were not transferred to the buyer.

        In March 2003, the Company ceased the development and sale of products in its Broadcast, Inc. subsidiary and reduced the headcount in Broadcast to only support the existing customer contracts for service and support through their expiration dates. The aggregate losses recognized to write down the assets of Broadcast to their fair value less cost to sell were approximately $3.4 million. In addition, the Company accrued $400,000 for employees terminated in March 2003 and other direct costs to wind down its Broadcast operations.

        In September 2003, the Company sold substantially all of the assets of its MAXxess Systems subsidiary. The consideration for the sale consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million on the sale.

        The results of operations of Zyfer, Broadcast and MAXxess for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statement of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company's debt.

        The net sales and loss from discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net sales:
Zyfer	$1,180	$—	$2,424	$317
Broadcast	747	143	2,328	378
MAXxess Systems	881	676	1,822	1,747

Total net sales	$2,808	$819	$6,574	$2,442

Income (Loss) from discontinued operations:
Zyfer	$(248)	$(35)	$(367)	$(456)
Broadcast	(979)	(44)	(1,346)	(65)
MAXxess Systems	(414)	(180)	(609)	(223)

Total (loss) from discontinued operations	$(1,641)	$(259)	$(2,322)	$(744)
Gain on sale of assets of discontinued operations	—	2,636	—	2,426

Income (Loss) from Discontinued Operations	$(1,641)	$2,377	$(2,322)	$1,682

        The assets and liabilities of the discontinued operations consisted of the following (in thousands):

	March 31, 2003	September 30, 2003
Accounts receivable	$2,013	$—
Inventories	2,253	—
Prepaid expenses and other assets	205	—
Property, plant and equipment, net	766	—

Total assets of discontinued operations	$5,237	—

Accounts payable	$2,925	$—
Accrued expenses	2,071	—

Total liabilities of discontinued operations	$4,996	$—

Note 9—Warranty

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

        The activity in accrued warranty obligations is as follows (in thousands):

	September 30,
	2002	2003
Balance at beginning of period	$274	$281
Additions charged to cost of sales	(85)	115
Warranty claims	—	(108)

Balance at end of period	$189	$288

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

        This report including the following discussion and analysis contains forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "should," "will," "may," "anticipate(s)," "estimates" and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits, capital needs, competition, backlog and manufacturing capabilities and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth at the end of Part II, Item 7 of this report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

General

        Iteris Holdings, Inc. is the majority stockholder of Iteris, Inc., a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using our proprietary software and ITS industry expertise, we provide video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

        Our proprietary image recognition systems include AutoVue™ and Vantage™. AutoVue is a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 3,000 production AutoVue units are in use on truck platforms in the European market and are offered as an option on certain Actros trucks, which are part of the Daimler group. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

        Our transportation management systems includes the design, development and implementation of our software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning and other engineering for the implementation of transportation related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.

        We have historically operated multiple business units. During the fiscal year ended March 31, 2003 ("fiscal 2003"), we operated in three business segments consisting of ITS, video products and telecom products. The ITS segment consisted of our majority-owned subsidiary, Iteris, Inc., which designs, develops, markets and implements video sensor systems and transportation management and traveler information systems for the ITS industry. The video products segment consisted of our former wholly-owned subsidiaries, MAXxess Systems, Inc. (previously known as Gyyr Incorporated), which designed and manufactured security management systems, and Broadcast, Inc., which developed and supplied software based systems to automate and control the multiple classes of equipment used in broadcast studios and satellite uplink facilities. Our telecom segment consisted of our wholly-owned subsidiary, Zyfer, Inc., which developed and manufactured timing and synchronization products and which, prior to its incorporation, was operated as our Communications division. All references to our subsidiaries in this report include the prior business and results of operations of such subsidiaries as our business units prior to their incorporation.

        In March 2003, we decided to cease the development and sale of any new Broadcast products and in September 2003, we sold the balance of our Broadcast business.

        In May 2003, we sold substantially all of the assets of Zyfer for a purchase price of $2.3 million in cash, plus the assumption of liabilities, and future contingent incentive payments of up to $1 million in each of the years ended April 30, 2004 and 2005. The amount of these future incentive payments will be based on the revenues generated by the sale of Zyfer's products or the license of its technologies.

        In October 2003, we sold substantially all of the assets of MAXxess to Maij Corporation, which is owned by certain members of the former MAXxess management group. The consideration for the assets consisted of the assumption of $2.7 million of liabilities resulting in a net gain of $2.3 million on this sale.

        The Company currently operates in two reportable segments: Systems and Sensors. Prior to the three months ended September 30, 2003, these two segments were reported as a single segment entitled "ITS".

        Our financial statements for the three and six months ended September 30, 2002 and 2003 have been restated to reflect the discontinuation of the operations of Broadcast, Zyfer and MAXxess and, accordingly, continuing operations only reflect the operations of Iteris, Inc.

        We have historically experienced significant net losses including $4.4 million in fiscal 2003 and $5.2 million in fiscal 2002. While we have substantially reduced our operating losses in recent periods, we have experienced negative cash flows from operations in the amount of $1.8 million in the six months ended September 30, 2003, $4.8 million in fiscal 2003 and $18.2 million in fiscal 2002, and had a stockholders' deficit of $900,000 at September 30, 2003. Our operations may continue to use net cash at least through the end of calendar 2003. We also expect to have an ongoing need to raise cash by securing additional debt or equity financing, or by divesting certain assets to fund our operations until we return to profitability and positive operating cash flows. We cannot assure you that any additional funding will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses, cash requirements and stockholders' deficiency, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies And Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivables, the valuation of inventories, the recoverability of long-lived assets, including goodwill, and reserves for restructuring and related activities. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    We record product revenues and related cost of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved. Unless otherwise stated in our product literature, we provide a one to two year warranty on all product materials and workmanship, and establish reserves for potential warranty returns as products are shipped. Defective products are either repaired or replaced, at our option, upon meeting certain criteria.

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

        Goodwill and Purchased Intangible Assets.    The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase rice to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct or if the purchase price are not correct or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net sales	46.7%	52.5%	46.1%	51.2%
Contract revenues	53.3	47.5	53.9	48.8

Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Gross profit—net sales	48.0	44.8	50.8	45.5
Gross profit—contract revenues	35.2	33.6	33.1	33.1
Selling, general and administrative expense	31.7	27.6	30.4	29.7
Research and development expense	9.4	8.6	9.2	8.8
Operating income	—	3.3	1.7	1.0
Non-operating income (expense):
Other income	—	8.6	3.2	4.3
Interest expense, net	—	—	(3.0)	—
Income taxes	—	2.1	—	2.0
Minority interest in earnings of subsidiary	9.8	7.7	9.9	7.6
Income (loss) from discontinued operations	(16.9)	21.1	(11.6)	7.4

Net income (loss)	(27.0)%	23.0%	(19.6)%	2.8%

        Net Sales and Contract Revenues.    Net sales and contract revenues consist principally of (i) sales of products and services to commercial customers and municipal agencies ("net sales") and primarily consists of sales of our Vantage video detection systems and AutoVue lane departure warning systems and (ii) revenues derived from systems integration and ITS consulting services with state, county and municipal agencies ("contract revenues"). Total net sales and contract revenues increased 16.2% to $11.3 million for the three months ended September 30, 2003, compared to $9.7 million in the corresponding period of the prior fiscal year, and increased 14.2% to $22.8 million for the six months ended September 30, 2003, compared to $19.9 million in the corresponding period of the prior fiscal year.

        Net sales increased 30.6% to $5.9 million for the three months ended September 30, 2003, compared to $4.5 million in the corresponding period of the prior fiscal year and increased 26.8% to $11.7 million for the six months ended September 30, 2003, compared to $9.2 million in the corresponding period of the prior fiscal year. The increase in net sales in the current three and six month periods reflects increased unit sales of Vantage video detection products in North America compared to the same period of the prior fiscal year. The increase in net sales reflects, to a lesser extent, increased unit sales of AutoVue products, to the heavy truck market, primarily in Europe.

        Contract revenues increased 3.5% to $5.3 million for the three months ended September 30, 2003, compared to $5.2 million in the corresponding period of the prior fiscal year and increased 3.4% to $11.1 million for the six months ended September 30, 2003, compared to $10.8 million in the corresponding period of the prior fiscal year. Our contract revenues continue to be represented by a broad range of both fixed price and cost plus fixed for contracts for engineering study, design, systems integration and implementation. The increase in the three and six month periods reflects a general increase in contract volume in the current fiscal year.

        Gross Profit.    Gross profit as a percentage of net sales and contract revenues decreased to 39.5% for the three months ended September 30, 2003, compared to 41.2% in the corresponding period in the prior fiscal year. Gross profit as a percentage of net sales and contract revenues decreased to 39.5% for the six months ended September 30, 2003, compared to 41.2% in the corresponding period in the prior fiscal year.

        Gross profit as a percentage of net sales decreased to 44.8% for the three months ended September 30, 2003, compared to 48.0% in the corresponding period in the prior fiscal year. Gross profit as a percentage of net sales decreased to 45.5% for the six months ended September 30, 2003, compared to 50.8% in the corresponding period in the prior fiscal year. The decrease in the three and six month periods in fiscal 2004 principally reflects the impact of competitive pricing for Vantage products and the impact of discounts related to large state contracts. Our ability to preserve historical gross profit performance is dependent upon further cost reduction of our products and the mix of large orders that impact volume pricing.

        Gross profit as a percentage of contract revenues marginally decreased to 33.6% for the three months ended September 30, 2003, compared to 35.2% in the corresponding period in the prior fiscal year. Gross profit as a percentage of contract revenues was 33.1% for the six months ended September 30, 2003 and 2002. Contract revenues historically have been derived from a large number of individual contracts. The underlying mix of contracts and the related timing of revenue and cost recognition will impact quarterly gross profit performance on contract revenues in a given quarter. We recognize contract revenues and the related gross profit using percentage of completion contract accounting.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was relatively unchanged at $3.1 million, and represented 27.6% of total net sales and contract revenues in the three months ended September 30, 2003, compared to 31.7% of total net sales and contract revenues in the corresponding period of the prior fiscal year. Selling, general and administrative expense increased 11.5% to $6.8 million (or 29.7% of total net sales and contract revenues) in the six months ended September 30, 2003, compared to $6.1 million (or 30.4% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase primarily reflects increased spending to support sales and marketing infrastructure and programs. These programs include the international expansion of Vantage products, product marketing public relations support of AutoVue products, and support of new software products introduced for ITS systems consulting and services. The increase in sales and marketing expenses was partially offset by decreased spending in general and administrative expenses related to overall cost reduction efforts, which included the restructuring of our facilities leases, in the six months ended September 30, 2003, compared to the corresponding period of the prior fiscal year.

        Research and Development Expense.    Research and development expense increased 5.7% to $963,000 (or 8.6% of total net sales and contract revenues) in the three months ended September 30,

2003, compared to $911,000 (or 9.4% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Research and development expense increased 9.7% to $2.0 million (or 8.8% of total net sales and contract revenues) in the six months ended September 30, 2003 compared to $1.8 million (or 9.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in the three and six month periods reflects Vantage product development activities primarily for product line extensions to support new communications platforms and to accommodate new camera designs. These increases were primarily in the areas of payroll and related benefits, prototype material cost and consulting fees. The increases in Vantage product development were partially offset by decreases in research and development expense for AutoVue products. For competitive reasons, we closely guard the confidentiality of our specific development projects.

        Other Income.    Other income during the three and six months ended September 30, 2003 reflects the gain recognized on the renegotiation of our facilities leases. Other income during the six months ended September 30, 2002 reflects the gain recognized on the sale of our Anaheim facilities.

        Interest Expense.    Interest expense decreased 14.6% to $35,000 in the three months ended September 30, 2003, compared to $41,000 in the corresponding period of the prior fiscal year. The decrease was primarily as a result of lower interest rates and lower average outstanding borrowings. Interest expense decreased 88.8% to $67,000 in the six months ended September 30, 2003, compared to $596,000 in the corresponding period of the prior year because we repaid $16.4 million in outstanding indebtedness upon the sale and leaseback of our Anaheim, facilities.

        Income Taxes.    Iteris Holdings owns less than 80% of its operating subsidiary, Iteris Inc. and accordingly does not file a consolidated federal tax return. Income tax expense of $231,000 and $451,000 in the three and six months ended September 30, 2003, respectively, reflects the estimated tax provisions of Iteris based upon its actual taxable income in the current fiscal year. On a consolidated basis, we have not provided any income tax benefit for the losses incurred in the three and six months ended September 30, 2003 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

        During the six months ended September 30, 2003, we used $1.8 million of cash to fund our operations. Negative operating cash flow reflects net income from continuing and discontinued operations of $630,000 increased for non-cash charges related to depreciation and amortization of $437,000 and $1.7 million related charges for the minority interest in our Iteris subsidiary, less non-cash gains of $1.5 million for amortization of deferred gains on our real estate and less the aggregate of $3.0 million of cash used to fund changes in our operating asset and liabilities during the six month period. At September 30, 2003, we had cash of $1.1 million.

        In May 2003, we completed the sale of substantially all of the assets of our wholly owned subsidiary, Zyfer Inc. for $2.3 million in cash plus the assumption of certain liabilities. The cash proceeds from the sale were used to fund working capital requirements and pay short-term liabilities. The asset purchase agreement provides for future incentive payments to us of up to $1.0 million in each of the next two twelve-month periods, based on revenues generated from the sale of Zyfer's products or the license of its technologies.

        In July 2003, we concluded a restructuring of our facility lease obligations for our principal operating facilities located in Anaheim, California. Under the revised terms, Iteris Holdings and its Iteris subsidiary entered into two separate leases for space totaling 80,000 square feet located at our current Anaheim based location. We have been relieved of a continuing lease obligation on approximately 257,000 square feet. In consideration for the restructured agreement, we paid approximately $2.5 million in cash that had been previously pledged as collateral on the lease, in addition to issuing to the lessor 425,000 shares of Iteris Holdings Class A common stock and a note payable for $814,000.

        In July 2003, we completed a private placement of 3,666,666 of our Class A common stock to general accredited investors for $2.2 million in cash. In connection with this offering, we also issued three-year warrants to the investor to purchase up to another 366,666 shares at an exercise price of $1.50 per share. The warrants are exercisable at any time by the investors. The proceeds from the transaction were used to fund general working capital requirements.

        In September 2003, we completed the sale of substantially all of the assets of our wholly-owned subsidiary, MAXxess Systems. The consideration for the sale consisted of the assumption of $2.7 million of liabilities resulting in a net gain of $2.3 million on this sale. There was no cash received on the transaction.

        Our contractual obligations are as follows at September 30, 2003:

	Payments Due by Period (in thousands)
	Total	Remainder of this year	2-3 Years	4-5 Years	After 5 Years
Lines of credit	$807	$100	$707	$—	$—
Capital Lease obligations	50	50	—	—	—
Notes payable	811	—	—	811	—
Operating leases	3,357	1,084	1,899	706	—
Total	$5,357	$1,234	$2,606	$1,517	$—

        Although we have achieved net income during the three and six months ended September 30, 2003, our operations may continue to use net cash. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of our revenue plans. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

RISK FACTORS

        Our business is subject to a number of risks, some of which are discussed below. You should consider the following risks carefully in addition to the risks and information contained elsewhere in this report before purchasing shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

        We Have Experienced Substantial Losses And May Continue To Experiencing Losses For The Foreseeable Future.    We have historically experienced significant net losses, including $4.4 million in fiscal 2003 and $5.2 million in fiscal 2002. While we have divested all of our business units other than our Iteris, Inc. subsidiary, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        We May Need To Raise Additional Capital In The Future, But We May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us, Or At All.    We have historically experienced significant net losses, including $4.4 million in fiscal 2003 and $5.2 million in fiscal 2002. Although we completed a private placement in July 2003, the sale of our Anaheim, California property in 2002 and the divestiture of our Zyfer, Broadcast and MAXxess subsidiaries in 2003, the majority of the proceeds from such sales were used to pay our outstanding debts and accounts payables. As of September 30, 2003, our cash balance was approximately $1.1 million. We anticipate that we may need to raise additional capital in the future. Our Iteris subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004. Substantially all of the assets of Iteris, Inc. have been pledged to the lender to secure the outstanding indebtedness under this facility and $0.7 million was outstanding under the line of credit at September 30, 2003.

        We may raise additional capital in the near future, either through bank borrowings, other debt or equity financings, or the divestiture of select assets. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses and cash requirements, raise substantial doubt about our ability to continue as a going concern.

        Our capital requirements will depend on many factors, including but not limited to:

    •
    our ability to control costs;

    •
    market acceptance of our products and the overall level of sales of our products;

    •
    our ability to generate operating income;

    •
    increased research and development funding, and required investments in our Iteris, Inc. subsidiary;

    •
    our ability to purchase the minority interests in Iteris, Inc.;

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

        We Have Adopted A New Operating Strategy, Which Is Untried And Exposes Us To New Risks.    We recently divested ourselves of many of our business units and significantly scaled back our operations in order to focus our business on the business of our Iteris subsidiary. We have abandoned our strategy of incubating emerging companies, which historically required us to make significant investments in new business units with the goal of achieving profitability in each of our business units, and to a lesser extent, to monetize those business units for the benefit of our stockholders. There is no assurance that the continued execution of the Iteris business will be successful.

        The Trading Price Of Our Common Stock Is Highly Volatile And Our Shares Are No Longer Listed On The Nasdaq SmallCap Market. As Such, You May Not Be Able To Resell Your Shares Of Stock At Or Above The Price You Paid For Them Or At All.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $0.45 per share and as high as $29.44 per share and our Class B common stock has traded at prices as low as $0.20 per share and as high as $29.62 per share. In 2003, because we failed to meet the minimum stockholder's equity and minimum share price requirements for continued listing on the Nasdaq SmallCap Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq SmallCap Market and currently trade on the OTC Bulletin Board. As such, the average daily trading volume of common stock has decreased, and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, or at all. This delisting may also make it more difficult for the Company to raise additional funds in the future. In addition, our securities are subject to "penny stock" restrictions, including Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage of us, adverse effects on the ability of broker-dealers to sell our securities, and lower prices for our securities than might otherwise be obtained.

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

    •
    the impact of any litigation;

    •
    changes in investor perceptions;

    •
    our ability to raise additional capital;

    •
    applications or product enhancements by us or by our competitors;

    •
    changes in earnings estimates or investment recommendations by securities analysts; and

    •
    international conflicts and political unrest.

        The stock market in general has recently experienced volatility, which has particularly affected the market prices of equity securities of many technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.

        We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results.    A significant portion of the sales by Iteris, Inc. were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 26%, 38% and 47% of our total net sales and contract revenues for the years ended March 31, 2001, 2002 and 2003, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

    •
    long purchase cycles or approval processes;

    •
    competitive bidding and qualification requirements;

    •
    the impact of international conflicts;

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
    the mix of our sales;

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

        We believe that we must continue to make substantial investments to support ongoing research and development in order to remain competitive. We need to continue to develop and introduce new products that incorporate the latest technological advancements in outdoor image processing hardware, software and camera technologies in response to evolving customer requirements. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements. We cannot assure you that any such investments in research and development will lead to any corresponding increase in revenue.

        If We Are Unable To Develop And Introduce New Products And Product Enhancements Successfully And In A Cost-Effective And Timely Manner, Or To Achieve Market Acceptance Of Our New Products, Our Operating Results Would Be Adversely Affected.    We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products. Our future success will also depend in part on the success of several products including AutoVue™, our lane departure warning system. We currently outsource the manufacture of our AutoVue™ product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue™.

        Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners. It is particularly difficult to predict the rate of adoption of new products such as AutoVue by the major automotive manufacturers. Our business and results of operations could be seriously harmed by any significant delays in our new product development. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

        The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products.    We compete with numerous other companies in our target markets and we expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations. We have recently launched a sales effort for our Vantage Detection Systems into international markets. We may not be able to gain market share or compete profitably in these international markets.

        We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business.    Due to the specialized nature of our business, we are highly dependent on the continued service of key management, engineering and technical personnel.. The loss of any of these individuals could adversely affect our business, financial condition or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

        We May Engage In Acquisitions Of Companies Or Technologies That May Require Us To Undertake Significant Capital Infusions And Could Result In Disruptions Of Our Business And Diversion Of Resources And Management Attention.    We have historically, and may in the future, acquire complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

        Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may also materially and adversely affect our operating results due to large write-offs, contingent liabilities, substantial depreciation, deferred compensation charges or intangible asset amortization, or other adverse tax or audit consequences. We cannot assure you that we will be able to identify or consummate any additional acquisitions, successfully integrate any acquisitions or realize the benefits anticipated from any acquisition.

        Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not be Able To Engage In Certain Transactions Without Their Approval.    As of September 30, 2003, our officers and directors beneficially owned approximately 21% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

        In March 1998, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. In the event a third party acquires more than 15% of the outstanding voting control of our company or 15% of our outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Our exposure to interest rate risk is limited to our lines of credit. Iteris' and Iteris Holdings' lines of credit bear interest at the prevailing prime rate, plus 2% and 4% respectively (6% and 10% as of September 30, 2003). A 10% increase in interest rate would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Iteris Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to our required to be included in the reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

        During the most recent fiscal quarter covered by this report, there has been no change to internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        In July 2003, in connection with the restructuring of our lease obligations for our principal operating facilities located in Anaheim, California, we issued 425,000 shares of our Class A common stock to the landlord for our Anaheim facilities. Under the revised terms of the lease, we were relieved of a continuing lease obligation on approximately 257,000 square feet of space. In addition, we issued a warrant to purchase 75,000 shares of our Class A common stock, which warrant is exercisable at any time prior to July 2010 at an exercise price of $5.00 per share. The securities were issued pursuant to the exemption to the registration requirements of the Securities Act provided by Regulation D thereunder.

        In July 2003, we also completed a private placement of 3,666,666 of our Class A common stock for an aggregate price of approximate $2.2 million in cash. In connection with this offering, we also issued warrants to the investors to purchase up to another 366,000 shares of Class A common stock at an exercise price of $1.50 per share. The warrants expire in July 2006 and become exercisable six months from the date of issuance. The securities were issued pursuant to the exemption to the registration requirements of the Securities Act provided by Regulation D thereunder.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In connection with the Annual Meeting of the Stockholders of Iteris Holdings, Inc, held on September 12, 2003, the following proxies were tabulated representing 10,354,064 shares of Class A common stock or 73% of the outstanding voting shares, and 947,056 share of Class B common stock or 95% of outstanding voting shares:

Proposal I: Election of the Board of Directors

Class A Common Stock	Total Vote for Each	Total Vote withheld from each
Crandall Gudmundson	1,006,326	29,080
Jerry F. Muench	1,006,356	29,050
Class A and Class B Common Stock, Voting together as a Single Class	For	Withheld
Joel Slutzky	1,943,367	39,095
Kevin Daly	1,945,251	37,212
Thomas L Thomas	1,943,389	39,073
Gregory A. Miner	1,943,244	39,218
John W. Seazholtz	1,943,310	30,152
Paul E. Wright	1,952,160	30,302

Proposal II: To approve the Amendment of Odetics' Certificate of Incorporation to change the name of the company to "Iteris Holdings, Inc."

	Class A Common Stock (1/10 vote per share)	Class B Common Stock (1 vote per share)
For	10,120,336	943,644
Against	209,695	3,208
Abstain	24,034	204

Proposal III: The ratification of Ernst & Young, LLP as our independent auditors for the fiscal year ending March 31, 2004

	Class A Common Stock (1/10 vote per share)	Class B Common Stock (1 vote per share)
For	10,273,372	946,441
Against	23,126	615
Abstain	575,566	0

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
(b)
Reports on Form 8-K.

        On August 4, 2003, the we filed a current report on Form 8-K in connection with the earnings release for our fiscal quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERIS HOLDINGS, INC. (Registrant)
		By	/s/ GREGORY A. MINER Gregory A. Miner, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	November 14, 2003

QuickLinks

ITERIS HOLDINGS, INC. Quarterly Report on Form 10-Q Table of Contents
  PART I. FINANCIAL INFORMATION
ITERIS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
ITERIS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts)
ITERIS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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