Form 10-Q
period 2003-12-31
ITERIS HOLDINGS  INC
filed 2004-02-02
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Number of shares of Common Stock outstanding as of January 26, 2004:

Class A	Common Stock—	19,009,909 shares.
Class B	Common Stock—	931,930 shares.

ITERIS HOLDINGS, INC.
Quarterly Report on Form 10-Q
Table of Contents

        Unless otherwise indicated in this Report, "Iteris Holdings," the "Company," "we," "us" and "our" collectively refer to Iteris Holdings, Inc. and its subsidiary, Iteris, Inc.

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2003
ASSETS:
Current assets:
Cash	$437	$329
Trade accounts receivable, net	8,167	8,529
Note receivable from sale of business units	—	127
Costs and estimated earnings in excess of billings on uncompleted contracts	2,398	2,652
Inventories:
Finished goods	211	234
Work in process	393	509
Materials and supplies	3,299	3,336

Total inventories	3,903	4,079
Prepaid expenses	355	693
Assets of discontinued operations	5,237	—

Total current assets	20,497	16,409
Restricted cash	2,516	—
Property, plant and equipment:
Equipment, furniture and fixtures	7,263	7,643
Allowance for depreciation	(5,322)	(5,965)

Property, plant and equipment, net	1,941	1,678
Goodwill	9,807	9,807
Other assets	81	40

Total assets	$34,842	$27,934

See accompanying notes.

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

	March 31, 2003	December 31, 2003
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable	$5,187	$3,550
Accrued payroll and related	5,622	3,014
Accrued expenses	785	1,664
Billings in excess of costs and estimated earnings on uncompleted contracts	304	507
Advances under receivable purchase agreement	235	—
Liabilities of discontinued operations	4,996	—
Revolving line of credit	—	611
Current portion of long-term debt and capital leases	—	156

Total current liabilities	17,129	9,502
Deferred gain on sale of building	6,025	1,898
Revolving line of credit with related party	1,250	—
Long-term debt and capital leases	15	902
Minority interest	14,711	17,229
Commitments and contingencies
Stockholders' deficit:
Preferred stock, authorized 2,000,000 shares; none issued	—	—
Common stock, authorized 50,000,000 shares of Class A and 2,600,000 shares of Class B; 19,009,909 shares of class A and 931,930 shares of Class B issued and outstanding at December 31, 2003—$.10 par value	1,512	1,984
Paid-in capital	92,819	95,261
Treasury stock	(1)	(1)
Notes receivable from associates	(51)	(44)
Accumulated deficit	(98,468)	(98,578)
Accumulated other comprehensive loss	(99)	(219)

Total stockholders' deficit	(4,288)	(1,597)

Total liabilities and stockholders' deficit	$34,842	$27,934

See accompanying notes.

PART I FINANCIAL INFORMATION

ITERIS HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net sales and contract revenues:
Net sales	$4,807	$5,948	$14,000	$17,608
Contract revenues	5,760	5,180	16,510	16,300

Total net sales and contract revenues	10,567	11,128	30,510	33,908
Costs and expenses:
Cost of sales	2,275	3,137	6,796	9,491
Cost of contract revenues	4,029	3,589	11,225	11,027

Gross profit	4,263	4,402	12,489	13,390

Selling, general and administrative expense	3,290	2,994	9,351	9,754
Research and development expense	928	1,037	2,758	3,044

Total operating expenses	4,218	4,031	12,109	12,798

Operating income	45	371	380	592
Non-operating income (expense):
Other income (expense)	—	—	640	970
Interest expense, net	(98)	(25)	(694)	(92)

Income (loss) before income taxes	(53)	346	326	1,470
Income taxes	—	293	—	744

Income (loss) from continuing operations before minority interest	(53)	53	326	726
Minority interest in earnings of subsidiary	1,018	793	2,992	2,518

Loss from continuing operations	(1,071)	(740)	(2,666)	(1,792)
Income (loss) from discontinued operations	165	—	(2,157)	1,682

Net loss	$(906)	$(740)	$(4,823)	$(110)

Income (loss) per share:
Basic:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.19)	$(0.10)
Income (loss) from discontinued operations	0.01	—	(0.15)	0.09

Loss per share	$(0.06)	$(0.04)	$(0.34)	$(0.01)

Diluted:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.19)	$(0.10)
Income (loss) from discontinued operations	0.01	—	(0.15)	0.09

Loss per share	$(0.06)	$(0.04)	$(0.34)	$(0.01)

Shares used in calculating income (loss) per share:
Basic	15,117	19,942	13,996	17,705

Diluted	15,117	20,297	13,996	17,748

See accompanying notes.

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2002	2003
Cash flows from operating activities
Net loss from continuing operations	$(2,666)	$(1,792)
Net income (loss) from discontinued operations	(2,157)	1,682
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	583	643
Amortization of warrants	246	—
Minority interest in earnings of subsidiary	2,992	2,518
Loss on sale of Iteris common stock	35	—
Gain on sale of leaseback transactions	(640)	—
Deferred gain on asset sale	3,813	(1,611)
Changes in operating assets and liabilities:
Accounts receivable	(1,461)	(489)
Net costs and estimated earnings in excess of billings	52	(51)
Inventories	(719)	(176)
Prepaids and other assets	145	(297)
Net assets of discontinued operations	(7,179)	241
Accounts payable and accrued expenses	3,085	(3,105)

Net cash used in operating activities	(3,871)	(2,437)
Cash flows from investing activities
Purchases of property, plant and equipment	(387)	(380)
Proceeds from sale of building	18,951	—
Other	(302)	(120)

Net cash provided by (used in) investing activities	18,262	(500)
Cash flows from financing activities
Principal (payments) proceeds on line of credit, long-term debt and capital lease obligations, net	(17,158)	169
Proceeds from issuance of common stock	2,803	2,660
Proceeds from sale of Iteris common	201	—

Net cash provided by (used in) financing activities	(14,154)	2,829

Net increase (decrease) in cash	237	(108)
Cash at beginning of year	408	437

Cash at December 31	$645	$329

Non-cash transactions:
Restricted cash received on sale of building	$3,016	$—
Contribution of common stock to 401K	$141	$531

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Operations

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris Holdings, Inc. (the "Company") as of December 31, 2003 and the consolidated results of operations and cash flows for the three and nine months ended December 31, 2002 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2003, as amended, which was filed with the Securities and Exchange Commission.

        During the nine months ended December 31, 2003, the Company incurred a net loss of $110,000, and used $2.4 million of net cash to fund its operations. The Company's net loss included non-cash charges related to depreciation and amortization of $643,000 and charges for minority interest in earnings of its Iteris subsidiary of $2.5 million, and was impacted by non-cash gains of $1.6 million related to the amortization of deferred gain on the sale of its facilities, which was completed in September 2002. During the nine months ended December 31, 2003 the Company issued common stock to raise approximately $2.2 million. These proceeds, in addition to cash generated from other asset sales discussed below, were used to fund a $3.1 million reduction of accounts payable and accrued expenses, which is reflected in net cash used in operating activities. The Company also used net cash from operations to fund an increase in accounts receivable of $489,000, an increase in inventories of $176,000, and an increase in prepaid expenses and other assets of $297,000. At December 31, 2003, the Company had cash of $329,000.

        In May 2003, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Zyfer, Inc., for an aggregate purchase price of $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provides for future contingent incentive payments of up to $1.0 million in each of the next two-twelve-month periods, based on the revenues generated from the sale of Zyfer's products or the license of its technologies. To date no payments have been recieved under the agreement.

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

        In July 2003, the Company concluded a restructuring of its facility lease obligations for its principal operating facilities located in Anaheim, California. Under the revised terms, the Company and its Iteris, Inc. subsidiary entered into two separate leases for space totaling 80,000 square feet located at its current Anaheim location. The Company has been relieved of a continuing lease obligation on approximately 257,000 square feet. In consideration for the restructured agreement, the Company paid the lessor approximately $2.5 million in restricted cash that had been previously pledged as collateral on the lease, in addition to issuing the lessor 425,000 shares of its Class A common stock and a note payable for $811,000.

        In September 2003, the Company sold substantially all of the assets of its MAXxess Systems, Inc. subsidiary, and the assets of its Broadcast, Inc. subsidiary, which had been idle since March 2003. The consideration for the MAXxess sale consisted of the assumption of $2.7 million of certain liabilities resulting in a net gain of $2.3 million. As a result of the sale of the assets of MAXxess and Broadcast, the Company currently solely operates the business of Iteris, Inc.

        The accompanying financial statements for the three and nine months ended December 31, 2002 and 2003 have been restated to reflect the discontinuation of the operations of Broadcast, Zyfer and MAXxess and, accordingly, continuing operations only reflect the operations of Iteris, Inc.

        The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases, including the leaseback of the Anaheim facilities, at December 31, 2003 is as follows:

Fiscal Year	(in thousands)
Remainder of 2004	$382
2005	$1,464
2006	$1,191
2007	$663
2008	$—

        The Company has historically experienced significant net losses including $4.4 million in fiscal 2003 and $5.2 million in fiscal 2002. While the Company has substantially reduced its operating losses in recent periods, the Company has experienced negative cash flows from operations in the amount of $2.4 million in the nine months ended December 31, 2003, $4.8 million in fiscal 2003 and $18.2 million in fiscal 2002, and had a stockholders' deficit of $1.6 million at December 31, 2003. The Company's operations may continue to use net cash at least through the end of Fiscal 2004. These conditions, together with the Company's recurring losses, cash requirements and stockholders' deficit, raise substantial doubt about the Company's ability to continue as a going concern.

Note 2—Income Taxes

        Income taxes for the three and nine months ended December 31, 2002 and 2003 have been provided at the estimated annualized effective tax rates based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes. These differences relate principally to the use of accelerated cost recovery depreciation methods for tax purposes, capitalization of interest and taxes for tax purposes, deferred compensation, other payroll accruals, reserves for inventory and accounts receivable for financial statement purposes and general business tax credit and alternative minimum tax credit carryforwards for tax purposes. The Company owns less than 80% of its operating subsidiary, Iteris, Inc. and accordingly does not file a consolidated federal tax return. Income tax expense of $293,000 and $774,000 in the three and nine months ended December 31, 2003, respectively, reflects the estimated tax provision of Iteris, Inc. based upon its actual taxable income.

Note 3—Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the three months and nine months ended December 31, 2002 and 2003 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net loss	$(906)	$(740)	$(4,823)	$(110)
Foreign currency translation adjustment	(22)	(3)	(302)	(120)

Comprehensive income (loss)	$(928)	$(743)	(5,125)	$(230)

Note 4—Business Segment Information

        The Company currently operates in two reportable segments: Systems and Sensors. The Sensors segment includes Vantage Vehicle Detection systems for traffic intersection control and AutoVue sensors for in vehicle safety. Systems includes transportation engineering and consulting activities. Selected financial information for the Company's reportable segments for the three and nine months ended December 31, 2002 and 2003 are as follows (in thousands):

	Sensors	Systems	Total
Three Months Ended December 31, 2002
Revenue from external customers	$4,807	$5,760	$10,567
Segment income	227	630	857
Three Months Ended December 31, 2003
Revenue from external customers	$5,948	$5,180	$11,128
Segment income	174	433	607
Nine Months Ended December 31, 2002
Revenue from external customers	$14,000	$16,510	$30,510
Segment income	405	1,896	2,301
Nine Months Ended December 31, 2003
Revenue from external customers	$17,608	$16,300	$33,908
Segment income	87	1,512	1,599

        The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before minority interest (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Total profit for reportable segments	857	607	2,301	1,599
Unallocated amounts:
Corporate and other expenses	(706)	(236)	(1,281)	(37)
Interest expense	(98)	(25)	(694)	(92)
Income taxes	—	(293)	—	(744)

Income (loss) from continuing operations before minority interest	$(53)	$53	$326	$726

Note 5—Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS No. 148) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", (APB 25) to require disclosure effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and net income (loss) per share in both annual and interim financial statements. The Company follows the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity", (SFAS No. 150) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 6—Net Income (Loss) Per Share

        The following table sets forth the computation of net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Numerator for basic and diluted income (loss) per share:
Loss from continuing operations	$(1,071)	$(740)	$(2,666)	$(1,792)
Income (loss) from discontinued operations	165	—	(2,157)	1,682

Net loss	$(906)	$(740)	$(4,823)	$(110)

Denominators for basic and diluted loss per share:
Basic	15,117	19,942	13,996	17,705
Diluted	15,117	20,297	13,996	17,748
Income (loss) per share:
Basic:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.19)	$(0.10)
Income (loss) from discontinued operations	0.01	—	(0.15)	0.09

Loss per share	$(0.06)	$(0.04)	$(0.34)	$(0.01)

Diluted:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.19)	$(0.10)
Income (loss) from discontinued operations	0.01	—	(0.15)	0.09

Loss per share	$(0.06)	$(0.04)	$(0.34)	$(0.01)

Note 7—Stock Based Compensation

        The Company applies the intrinsic value based method of accounting prescribed by APB 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, the Company does not recognize any compensation expense for employee stock options with exercise prices equal to or greater than the Company's stock price on the date of grant. Pro forma amounts adjusted for the effect of recording compensation cost for the Company's stock option plan determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 148 are presented below (in thousands except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net loss reported	$(906)	$(740)	$(4,823)	$(110)
Employee compensation expense under fair value method	$(159)	$(159)	$(477)	$(477)

Net loss pro forma	$(1,065)	$(899)	$(5,300)	$(587)

Basic & diluted loss per share reported	$(0.06)	$(0.04)	$(0.34)	$(0.01)
Basic & diluted loss per share pro forma	$(0.07)	$(0.04)	$(0.38)	$(0.03)
Shares used in computation of basic & diluted loss per share	15,117	20,297	13,996	17,748

Note 8—Discontinued Operations

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets SFAS 144. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation's—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions APB 30, for the disposal of a segment of a business. Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the Company adopted the provisions of SFAS 144 effective April 1, 2001.

        In March 2003, the Company decided to divest its Zyfer, Inc. subsidiary. In May 2003, the Company completed the sale of substantially all of the net assets of Zyfer, with a net book value of approximately $2.3 million, for $2.3 million. The Company may also receive contingent incentive payments of up to $1 million in each of the twelve month periods ended April 30, 2004 and 2005 based on the revenues generated from the sale of Zyfer's products or the license of its technologies. In connection with the Zyfer sale, the Company accrued $1.0 million for certain future lease obligations of Zyfer that were not transferred to the buyer.

        In March 2003, the Company ceased the development and sale of products in its Broadcast, Inc. subsidiary and reduced the headcount in Broadcast to only support the existing customer contracts for service and support through their expiration dates. The aggregate losses recognized to write-down the assets of Broadcast to their fair value less cost to sell were approximately $3.4 million. In addition, the Company accrued $400,000 for costs related to employees terminated in March 2003 and other direct costs to wind down its Broadcast operations.

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

        The net sales and loss from discontinued operations are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net sales and contract revenues:
Zyfer	$5,437	$—	$7,861	$317
Broadcast	1,054	—	3,382	378
MAXxess Systems	742	—	2,564	1,747

Total net sales	$7,233	$—	$13,807	$2,442

Income (loss) from discontinued operations:
Zyfer	$175	$—	$(192)	$(456)
Broadcast	(749)	—	(2,095)	(65)
MAXxess Systems	(195)	—	(804)	(223)

Total loss from discontinued operations	$(769)	$—	$(3,091)	$(744)
Gain on sale of assets of discontinued operations	934	—	934	2,426

Income (loss) from discontinued operations	$165	$—	$(2,157)	$1,682

        The assets and liabilities of the discontinued operations consisted of the following:

	March 31, 2003	December 31, 2003
Accounts receivable	$2,013	$—
Inventories	2,253	—
Prepaid expenses & other assets	205	—
Property, plant and equipment, net	766	—

Total assets of discontinued operations	$5,237	$—

Accounts payable	$2,925	$—
Accrued expenses	2,071	—

Total liabilities of discontinued operations	$4,996	$—

Note 9—Warranty

        Unless otherwise stated, the Company provides a two-year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company's option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

        The activity in accrued warranty obligations is as follows:

	Nine Months Ended December 31,
	2002	2003
Balance at beginning of period	$274	$281
Additions charged to cost of sales	(5)	190
Warranty claims	—	(178)

Balance at end of period	$269	$293

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

Overview

        Iteris Holdings, Inc. is the majority stockholder of Iteris, Inc., a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using our proprietary software and ITS (Intelligent Transportation Systems) industry expertise, we provide video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

        Our proprietary image recognition sensor products include AutoVue™ and Vantage™. AutoVue is a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 3,000 production AutoVue units have been sold for truck platforms in the European market and are currently offered as an option on certain Actros trucks, which are part of the Daimler group. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

        Our transportation management systems include the design, development and implementation of our software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning and other engineering for the implementation of transportation related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.

        We have historically operated multiple business units. During the fiscal year ended March 31, 2003 ("fiscal 2003"), we operated in three business segments consisting of ITS, video products and telecom products. The ITS segment consisted of our majority-owned subsidiary, Iteris, Inc. The video products segment consisted of our former wholly-owned subsidiaries, MAXxess Systems, Inc. (previously known as Gyyr Incorporated), which designed and manufactured security management systems, and Broadcast, Inc., which developed and supplied software based systems to automate and control the multiple classes of equipment used in broadcast studios and satellite uplink facilities. Our telecom segment consisted of our wholly-owned subsidiary, Zyfer, Inc., which developed and manufactured timing and synchronization products and which, prior to its incorporation, was operated as our Communications division. All references to our subsidiaries in this report include the prior businesses and results of operations of such subsidiaries as our business units prior to their incorporation.

        In March 2003, we decided to cease the development and sale of any new Broadcast products and in September 2003, we sold the balance of our Broadcast business.

        In May 2003, we sold substantially all of the assets of Zyfer for a purchase price of $2.3 million in cash, plus the assumption of liabilities, and future contingent incentive payments of up to $1.0 million in each of the next two twelve month periods. The amount of these future incentive payments will be based on the revenues generated by the sale of Zyfer's products or the license of its technologies. To date no payments have been received under the agreement.

        In October 2003, we sold substantially all of the assets of MAXxess Systems to Maij Corporation, which is owned by certain members of the former MAXxess management group. The consideration for these assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million on this sale.

        We currently operate in two reportable segments: Systems and Sensors. The Sensors segment includes Vantage Vehicle Detection systems for traffic intersection control and AutoVue sensors for in vehicle safety. Systems includes transportation engineering and consulting activities.

        Our financial statements for the three and nine months ended December 31, 2002 and 2003 have been restated to reflect the discontinuation of the operations of Broadcast, Zyfer and MAXxess and, accordingly, continuing operations only reflect the operations of Iteris, Inc.

        We have historically experienced significant net losses including $4.4 million in fiscal 2003 and $5.2 million in fiscal 2002. While we have substantially reduced our operating losses in recent periods, we have experienced negative cash flows from operations in the amount of $2.4 million in the nine months ended December 31, 2003, $4.8 million in fiscal 2003 and $18.2 million in fiscal 2002, and had a stockholders' deficit of $1.6 million at December 31, 2003. Our operations may continue to use net cash at least through the end of fiscal 2004. These conditions, together with our recurring losses, cash requirements and stockholders' deficit, raise substantial doubt about our ability to continue as a going concern.

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

        Revenue Recognition.    We record product revenues and related cost of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved. Unless otherwise stated in our product literature, we provide a two year warranty on all product materials and workmanship, and establish reserves for potential warranty returns as products are shipped. Defective products are either repaired or replaced, at our option, upon meeting certain criteria.

        Contract revenues are derived primarily from long-term contracts with governmental agencies. Contract revenue include costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. We record a charge to earnings for any anticipated losses on contracts in the period in which such losses are identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

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

        Goodwill and Purchased Intangible Assets.    The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase rice to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct or if business conditions change, future asset impairment charges could be required.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net sales	45.5%	53.5%	45.9%	51.9%
Contract revenues	54.5	46.5	54.1	48.1

Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Gross profit—net sales	52.7	47.3	51.5	46.1
Gross profit—contract revenues	30.1	30.7	32.0	32.4
Selling, general and administrative expense	31.1	26.9	30.6	28.7
Research and development expense	8.8	9.3	9.0	9.0
Operating income	0.4	3.3	1.2	1.8
Non-operating items:
Other income	—	—	2.1	2.9
Interest expense, net	(0.9)	(0.2)	(2.3)	(0.3)
Income taxes	—	2.6	—	2.2
Minority interest in earnings of subsidiary	9.6	7.1	9.8	7.4
Income (loss) from discontinued operations	1.6	—	(7.1)	4.8

Net loss	(8.5)%	(6.6)%	(15.9)%	(0.4)%

        Net Sales and Contract Revenues.    Net sales and contract revenues consist principally of (i) sales of products and services to commercial customers and municipal agencies ("net sales") and primarily consists of sales of our Vantage video detection systems and AutoVue lane departure warning systems and (ii) revenues derived from systems integration and ITS consulting services with state, county and municipal agencies ("contract revenues"). Total net sales and contract revenues increased 4.7% to $11.1 million for the three months ended December 31, 2003, compared to $10.6 million in the corresponding period of the prior fiscal year, and increased 11.1% to $33.9 million for the nine months ended December 31, 2003, compared to $30.5 million in the corresponding period of the prior fiscal year.

        Net sales increased 22.9% to $5.9 million for the three months ended December 31, 2003, compared to $4.8 million in the corresponding period of the prior fiscal year and increased 25.7% to $17.6 million for the nine months ended December 31, 2003, compared to $14.0 million in the corresponding period of the prior fiscal year. Sales of Vantage video detection products increased 5.8% and 14.9% in the three and nine month periods ended December 31, 2003, respectively, compared to the corresponding period of the prior year. Net sales derived from AutoVue products and license revenue increased 197.8% and 142.0% in the three and nine month periods ended December 31, 2003 compared to the corresponding period of the prior year. The increase in Vantage net sales reflects increased unit sales in North America compared to the same period of the prior fiscal year. The increase in net sales of AutoVue products reflects license fee revenue and fees for non-recurring engineering costs derived from Valeo, our strategic partner for the passenger car OEM customer base, in addition to increased unit sales of AutoVue products to the European commercial truck market. The increase in AutoVue reflects increased unit sales to both new and existing customers in addition to technology license revenue derived from our agreement with Valeo.

        Contract revenues decreased 10.3% to $5.2 million for the three months ended December 31, 2003, compared to $5.8 million in the corresponding period of the prior fiscal year and decreased 1.2% to $16.3 million for the nine months ended December 31, 2003, compared to $16.5 million in the corresponding period of the prior fiscal year. Our contract revenues are represented by a broad range of fixed price and cost plus fixed fee contracts for engineering study, design, systems integration and implementation. The market for these services is highly dependent upon continued budget appropriations and contract grants at the Federal and State level. We are particularly dependent upon contract activity within the State of California, where a significant portion of our business has been derived for the nine months ended December 31, 2003. The decrease in contract revenues in the three and nine month periods reflects near term softness in the market which we believe is a result of California's budget turmoil.

        Gross Profit.    Gross profit as a percentage of net sales and contract revenues decreased to 39.6% for the three months ended December 31, 2003, compared to 40.3% in the corresponding period in the prior fiscal year. Gross profit as a percentage of net sales and contract revenues decreased to 39.5% for the nine months ended December 31, 2003, compared to 40.9% in the corresponding period in the prior fiscal year.

        Gross profit as a percentage of net sales decreased to 47.3% for the three months ended December 31, 2003, compared to 52.7% in the corresponding period in the prior fiscal year. Gross profit as a percentage of net sales decreased to 46.1% for the nine months ended December 31, 2003, compared to 51.5% in the corresponding period in the prior fiscal year. The decrease in the three month period primarily reflects the impact to gross profit of competitive pricing on large state contracts for Vantage products, which was partially offset by increased gross profit on AutoVue products. Gross profit on AutoVue products increased in the three months ended December 31, 2003 compared to the corresponding period of the prior fiscal year as a result of the impact of license fee revenue derived from Valeo in 2003. Gross profits for the nine months ended December 31, 2003 were negatively affected by the continued impact of pricing pressures on large state contracts for Vantage products, in addition to lower gross profits on AutoVue products as a result of increased unit sales of product to the commercial truck market. During the nine months ended December 31, 2002 revenues from AutoVue consisted principally of sales of sample product and non-recurring engineering fees at relatively high gross profit, in addition to initial unit sales to the commercial truck market. During the nine months ended December 31, 2003, as AutoVue began increasing its unit sales to the commercial truck market, in addition to new license revenue derived from its relationship with Valeo, Iteris Inc. attained a 142.0% increase in AutoVue revenues compared to the corresponding period of the prior fiscal year. Gross profit derived from sales of units to the truck market was lower than gross profit derived from engineering activities historically conducted during fiscal 2003.

        Gross profit as a percentage of contract revenues marginally increased to 30.7% for the three months ended December 31, 2003, compared to 30.1% in the corresponding period in the prior fiscal year. Gross profit as a percentage of contract revenues was 32.4% for the nine months ended December 31, 2003 compared to 32.0% in the corresponding period of the prior fiscal year. Contract revenues historically have been derived from a large number of individual contracts. The underlying mix of contracts and the related timing of revenue and cost recognition will impact quarterly gross profit performance on contract revenues in a given quarter. We recognize contract revenues and the related gross profit using percentage of completion contract accounting.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 9.0% to $3.0 million (or 26.9% of total net sales and contract revenues) in the three months ended December 31, 2003, compared to $3.3 million (or 31.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Selling, general and administrative expense increased 4.3% to $9.8 million (or 28.7% of total net sales and contract revenues) in the nine months ended December 31, 2003, compared to $9.4 million (or 30.6% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. In the three and nine month periods ended December 31, 2003 we engaged in substantial cost reduction efforts which included the restructuring of our facilities leases and included substantial reductions in expenses related to executive services, accounting and information technology, compared to the corresponding period of the prior fiscal year. The decrease in the three month periods principally reflects the results of these efforts. The increase in the nine month periods primarily reflects increased spending to support sales and marketing infrastructure and programs in both Vantage and AutoVue products, which was only partially offset by the aforementioned reduction in administrative expenses. These programs include the international expansion of Vantage products, and product marketing and public relations support of AutoVue products.

        Research and Development Expense.    Research and development expense increased 11.7% to $1.0 million (or 9.3% of total net sales and contract revenues) in the three months ended December 31, 2003, compared to $928,000 (or 8.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. Research and development expense increased 10.4% to $3.0 million (or 9.0% of total net sales and contract revenues) in the nine months ended December 31, 2003 compared to $2.8 million (or 9.0% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in the three and nine month periods reflects increased spending to support Vantage products which was partially offset by decreased spending to support AutoVue products. Vantage product development primarily reflects activities for product line extensions to support new communications platforms and to accommodate new camera designs. These increases were primarily in the areas of personnel costs and related benefits and overhead, prototype material cost and consulting fees. For competitive reasons, we closely guard the confidentiality of our specific development projects.

        Other Income.    Other income during the nine months ended December 31, 2003 primarily reflects the gain recognized on the renegotiation of our facilities leases, which was completed during the three months ended September 30, 2003. Other income during the nine months ended December 31, 2002 reflects the gain recognized on the sale of our Anaheim facilities in fiscal 2002.

        Interest Expense.    Interest expense decreased 74.5% to $25,000 in the three months ended December 31, 2003, compared to $98,000 in the corresponding period of the prior fiscal year. The decrease was primarily as a result of lower interest rates and lower average outstanding borrowings. Interest expense decreased 86.7% to $92,000 in the nine months ended December 31, 2003, compared to $694,000 in the corresponding period of the prior year because we repaid $16.4 million in outstanding indebtedness upon the sale and leaseback of our Anaheim, facilities.

        Income Taxes.    Iteris Holdings owns less than 80% of its operating subsidiary, Iteris, Inc. and accordingly does not file a consolidated federal tax return. Income tax expense of $293,000 and $744,000 in the three and nine months ended December 31, 2003, respectively, reflects the estimated tax provisions of Iteris, Inc. based upon its actual taxable income in the current fiscal year. On a consolidated basis, we have not provided any income tax benefit for the losses incurred in the three and nine months ended December 31, 2003 due to the uncertainty as to the ultimate realization of the related benefit.

Liquidity and Capital Resources

        During the nine months ended December 31, 2003, we incurred a net loss of $110,000, and used $2.4 million of net cash to fund our operations. Our net loss included non-cash charges related to depreciation and amortization of $643,000 and charges for minority interest in earnings of our Iteris subsidiary of $2.5 million, and was impacted by non-cash gains of $1.6 million related to the amortization of deferred gain on the sale of our facilities, which was completed in September 2002. During the nine months ended December 31, 2003 we issued common stock to raise approximately $2.2 million. These proceeds, in addition to cash generated from other asset sales discussed below, were used to fund a $3.1 million reduction of accounts payable and accrued expenses, which is reflected in net cash used in operating activities. We also used net cash from operations to fund an increase in accounts receivable of $489,000, an increase in inventories of $176,000, and an increase in prepaid expenses and other assets of $297,000. At December 31, 2003, we had cash of $329,000.

        In May 2003, we completed the sale of substantially all of the assets of our wholly-owned subsidiary, Zyfer Inc. for $2.3 million in cash plus the assumption of certain liabilities. The cash proceeds from the sale were used to fund working capital requirements and pay short-term liabilities. The asset purchase agreement provides for future incentive payments to us of up to $1.0 million in each of the next two-twelve-month periods, based on revenues generated from the sale of Zyfer's products or the license of its technologies. To date no payments have been received under the Agreement

        In July 2003, we concluded a restructuring of our facility lease obligations for our principal operating facilities located in Anaheim, California. Under the revised terms, Iteris Holdings and its Iteris subsidiary entered into two separate leases for space totaling 80,000 square feet located at our current Anaheim based location. We have been relieved of a continuing lease obligation on approximately 257,000 square feet. In consideration for the restructured agreement, we paid approximately $2.5 million in cash that had been previously pledged as collateral on the lease, in addition to issuing to the lessor 425,000 shares of Iteris Holdings Class A common stock and a note payable for $811,000.

        In July 2003, we completed a private placement of 3,666,666 of our Class A common stock to accredited investors for $2.2 million in cash. In connection with this offering, we also issued three-year warrants to the investor to purchase up to another 366,666 shares at an exercise price of $1.50 per share. The warrants are exercisable at any time by the investors. The proceeds from the transaction were used to fund general working capital requirements.

        In September 2003, we completed the sale of substantially all of the assets of our wholly-owned subsidiary, MAXxess Systems. The consideration for the sale consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million on this sale. We did not receive any cash in the transaction.

        The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases, including the leaseback of the Anaheim facilities, at December 31, 2003 is as follows:

        Our contractual obligations are as follows at December 31, 2003:

	Payments Due by Period (in thousands)
	Total	Remainder of 2004	2005	2006	After 2006
Lines of credit	$611	$611	$—	$—	$—
Capital Lease obligations	50	50	—	—	—
Notes payable	811	—	—	811	—
Operating leases	4,556	1,494	2,411	651	—

Total	$6,028	$2,155	$2,411	$1,462	$—

        Although we have achieved operating income and earnings before interest, taxes, depreciation and amortization during the three and nine months ended December 31, 2003, our operations may continue to use net cash. Our Iteris subsidiary has a revolving line of credit with its principal bank, which expires August 2004 and which provides for available borrowings up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable as defined in the agreement. Borrowings on the line of credit bear interest at prime plus 2.0% (4.0% at December 31, 2003). Borrowings at December 31, 2003 were $611,000 on this line, and $3.8 million was available for borrowing subject to the borrowing base in the credit agreement. Our future cash requirements will be highly dependent upon our ability to control expenses, as well as the successful execution of our revenue plans. As a result, any projections of future cash requirements and cash flows are subject to substantial uncertainty.

        In January 2004, we entered into a non-binding letter of intent to purchase the outstanding shares of preferred stock in our Iteris, Inc. subsidiary. In connection with this proposed transaction, we may engage in an equity or debt financing to fund this acquisition. We cannot assure you that such acquisition will occur on acceptable terms, in a timely manner, or at all.

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

        We Have Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future.    We experienced net losses of $110,000 in the nine months ended December 31, 2003, $13.1 million in the year ended March 31, 2003 and $26.6 million in the year ended March 31, 2002. While we have divested all of our business units other than our Iteris, Inc. subsidiary, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        We May Need To Raise Additional Capital In The Future, But We May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us, Or At All.    We have generated significant net losses and operating losses in recent periods, and have experienced negative cash flows from operations of $2.4 million in the nine months ended December 31, 2003, $4.8 million in the year ended March 31, 2003, $18.2 million in the year ended March 31, 2002 and $20.1 million in the year ended March 31, 2001. Although we completed a private placement in July 2003, the sale of our Anaheim, California property in 2002 and the divestiture of our Zyfer, Broadcast and MAXxess subsidiaries in 2003, the majority of the proceeds from such sales were used to pay our outstanding debts and accounts payables. As of December 31, 2003, our cash balance was approximately $0.3 million. We may need to raise additional capital in the future to fund our operations or to purchase the minority interests in Iteris, Inc. Our Iteris, Inc. subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2004. Substantially all of the assets of Iteris, Inc. have been pledged to the lender to secure the outstanding indebtedness under this facility ($611,000 was outstanding under the line of credit at December 31, 2003).

        We may raise additional capital in the near future, either through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. These conditions, together with our recurring losses and cash requirements, raise substantial doubt about our ability to continue as a going concern.

        Our capital requirements will depend on many factors, including, but not limited to:

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

        We Have Adopted A New Operating Strategy, Which Is Untried And Exposes Us To New Risks.    We recently divested ourselves of many of our business units and significantly scaled back our operations in order to focus on the business of our Iteris, Inc. subsidiary. We have abandoned our strategy of incubating emerging companies, which historically required us to make significant investments in new business units. Our current business strategy is narrow and untried, and there is no assurance that our new business strategy or the continued execution of the Iteris, Inc. business will be successful.

        The Trading Price Of Our Common Stock Is Highly Volatile And Our Shares Are No Longer Listed On The Nasdaq SmallCap Market. As Such, You May Not Be Able To Resell Your Shares Of Stock At Or Above The Price You Paid For Them Or At All.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $0.45 per share and as high as $29.44 per share and our Class B common stock has traded at prices as low as $0.20 per share and as high as $29.62 per share. In 2003, because we failed to meet the minimum stockholder's equity and minimum share price requirements for continued listing on the Nasdaq SmallCap Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq SmallCap Market and currently trade on the OTC Bulletin Board. As such, the average daily trading volume of common stock has decreased, and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, or at all. This delisting may also make it more difficult for us to raise additional funds in the future. In addition, our securities are subject to "penny stock" restrictions, including Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. Consequently, the liquidity of our securities could be impaired, not only in the number of securities that can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage of us, adverse effects on the ability of broker-dealers to sell our securities, and lower prices for our securities than might otherwise be obtained.

        The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

  •
  quarterly variations in operating results;

  •
  our ability to control costs and improve cash flow;

  •
  our ability to raise additional capital or repurchase the minority interest in Iteris, Inc.;

  •
  shortages announced by suppliers;

  •
  announcements of technological innovations or new products or applications by our competitors, customers or us;

  •
  acquisitions or businesses, products or technologies;

  •
  the impact of any litigation;

  •
  changes in investor perceptions;

  •
  changes in earnings estimates or investment recommendations by securities analysts; and

  •
  international conflicts, political unrest and acts of terrorism.

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

        Our Quarterly Operating Results Fluctuate As A Result Of Many Factors. Therefore, We May Fail To Meet Or Exceed The Expectations Of Securities Analysts And Investors, Which Could Cause Our Stock Price To Decline.    Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues include, among others, the following:

  •
  our ability to raise additional capital and repurchase the minority interest in Iteris, Inc.;

  •
  our ability to control costs;

  •
  international conflicts and acts of terrorism;

  •
  our ability to develop, introduce, market and gain market acceptance of new products, applications and product enhancements in a timely manner, or at all;

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

        The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products.    We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

        We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business.    Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Joel Slutzky, our Chairman of the Board, who retired in February 2002 as our Chief Executive Officer, and Gregory A. Miner, our current Chief Executive Officer and Chief Financial Officer, and Jack Johnson, the Chief Executive Officer of Iteris, Inc. The loss of any of these individuals could adversely affect our business, financial condition or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

        Our International Business Operations May Be Threatened By Many Factors That Are Outside Of Our Control.    Despite the reorganization of our European operations and the resulting reduction in international sales, we continue to engage in international operations. International business operations are also subject to other inherent risks, including, among others:

  •
  unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

  •
  longer accounts receivable payment cycles;

  •
  difficulties in managing and staffing international operations;

  •
  potentially adverse tax consequences;

  •
  the burdens of compliance with a wide variety of foreign laws and more restrictive labor laws and obligations;

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

        Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not be Able To Engage In Certain Transactions Without Their Approval.    As of December 31, 2003, our officers and directors beneficially owned approximately 21% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Our exposure to interest rate risk is limited to our lines of credit. Iteris' and Iteris Holdings' lines of credit bear interest at the prevailing prime rate, plus 2% and 4%, respectively (6% and 10% as of December 31, 2003). A 10% increase in interest rate would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Iteris Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information required to be included in reports that we file or submit under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

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

32
Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K.

        On October 29, 2003, the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERIS HOLDINGS, INC. (Registrant)
By:	/s/ GREGORY A. MINER Gregory A. Miner, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 2, 2004

QuickLinks

ITERIS HOLDINGS, INC. Quarterly Report on Form 10-Q Table of Contents
ITERIS HOLDINGS, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
  PART I FINANCIAL INFORMATION
ITERIS HOLDINGS, INC. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts)
ITERIS HOLDINGS, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
SIGNATURES