Form 10-K
period 2004-03-31
ITERIS HOLDINGS  INC
filed 2004-06-29
CIK 350868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Based on the closing sale price on the OTC Bulletin Board on September 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $14,668,955. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Iteris Holdings, Inc. has two classes of common stock outstanding, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects, except for voting rights. Each share of Class A common stock entitles its holder to one-tenth of one vote per share and each share of Class B common stock entitles its holder to one vote per share. As of June 21, 2004, there were 22,117,930 shares of Class A common stock and 922,067 shares of Class B common stock outstanding. Unless otherwise indicated, all references to common stock collectively refer to the Class A common stock and the Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this report is incorporated herein by reference to portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2004.

ITERIS HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

In this report, the “Company,” the “Registrant,” “we,” “us” and “our” collectively refers to Iteris Holdings, Inc. and its subsidiaries.

Cautionary Statement

This report contains forward-looking statements, which include but are not limited to, statements concerning projected revenue, expenses and gross profit; our accounting estimates, assumptions and judgments; the market acceptance and performance of our products; manufacturing capacity; the competitive nature of and anticipated growth in our markets; our ability to acquire the remaining minority interest and to complete the merger of Iteris, Inc. into Iteris Holdings, Inc.; the status of evolving technologies and their growth potential; the timing of new product introductions; the adoption of future industry standards and the need for additional capital.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

ITEM 1.                             BUSINESS

Overview

Iteris Holdings, Inc. is the majority stockholder of Iteris, Inc., a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using our proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, we provide video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

Our proprietary image recognition systems include AutoVueTM and VantageTM.  AutoVue is a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Iteris has approximately 6,000 production AutoVue units that are in use on truck platforms in the European market and are offered as an option on certain Actros trucks, which are part of the Daimler group. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

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

Sales, Marketing and Principal Customers

We sell our Vantage vehicle detection systems primarily through indirect sales channels comprised of independent dealers in the United States and Canada who sell integrated systems and related products to the traffic intersection market. Our independent dealers are primarily responsible for sales, installation and support of Vantage systems. These dealers maintain an inventory of demonstration traffic products including the Vantage vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. We hold technical training classes for dealers and maintain a full-time staff of customer support technicians to provide technical assistance when needed.

Our marketing strategy for AutoVue is to establish it as the leading platform for in vehicle video sensing for trucks and passenger cars. We sell AutoVue directly to vehicle manufacturers and major automotive suppliers. We also market to the manufacturers of automobiles through a strategic relationship with Valeo Group, an independent automotive supplier.

We market and sell our transportation management systems and services directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts with federal, state and municipal customers provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We use selected members of our engineering team divided on a regional basis to serve in sales and business development functions. We do not engage in international ITS sales. Sales of our systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations. No single customer of Iteris, Inc. accounted for more than 10% of our total net sales and contract revenues.

Manufacturing and Materials

We use local manufacturers based near our Anaheim, California facility to build subassemblies that are used in our Vantage products. These subassemblies are delivered to our Anaheim facility where they go through final assembly and testing prior to shipment to our customers. Our manufacturing activities are conducted in approximately 6,000 square feet of space at our Anaheim facility.  Certain of our cameras used in our products have historically been provided by a Japanese supplier who is sole sourced; however, we are currently qualifying other sources of supply. Production volume at our subcontractors is based upon quarterly forecasts that we adjust on a monthly basis to control inventory. For sales to the truck market, we subcontract the manufacture of our AutoVue systems to one manufacturer, and our internal processes are limited primarily to testing and final verification.  For sales to the passenger car market, we anticipate that all manufacturing will be done by the Valeo Group.  We currently do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for each of our products and follow-up service and support, for which we charge separately. Service revenue accounted for less than 1.0% of total net sales and contract revenues for the year ended March 31, 2004 (“fiscal 2004”).  We believe customer support is a key competitive factor.

Backlog

Our backlog of unfulfilled firm orders was approximately $21.6 million as of March 31, 2004 and was approximately $24.8 million as of March 31, 2003. Approximately 63.0% of our backlog at March 31, 2003 was recognized as revenues in the fiscal year ended March 31, 2004, and approximately 60.0% of our backlog at March 31, 2004 is expected to be recognized as revenues in the fiscal year ended March 31, 2005.  Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

Most of our development activities are conducted at our principal facilities in Anaheim, California. Our company-sponsored research and development costs and expenses were approximately $3.4 million for the year ended March 31, 2002 ("Fiscal 2002"), $3.9 million in for the year ended March 31, 2003 ("Fiscal 2003") and $3.9 million in fiscal 2004.  We expect to continue to pursue significant product development programs and incur significant research and development expenditures.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We believe that AutoVue is the only commercially-available lane departure warning system used in the U.S. and in Europe.  Potential competitors of AutoVue include Delphi Automotive Systems Corporation domestically, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch Gmbh in Europe, which could be currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, we compete with manufacturers of other “above ground” video camera detection systems such as Econolite Control Products, Inc., Trafficon, N.V., Peek Traffic Systems, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products. Our competitors for Vantage products do not disclose specific sales numbers, either because they are private companies or because they are part of larger companies. Based on our interface with them in the market, we believe that we are leading our competitors in annual sales volume for video detection products.

The transportation management and traveler information systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced transportation management and traveler information systems include large multi-national corporations such as Transcore, Lockheed Martin Corporation, PB Farradyne Inc., Kimley-Horn and Associates, Inc. and National Engineering Technology, Inc. Iteris, Inc.’s competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc. and Parsons Transportation Group Inc., as well as many smaller regional engineering firms.

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

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us.  We currently hold six U.S. patents, which expire commencing in 2012, and have eighteen U.S. patent applications pending, mostly relating to our outdoor image processing techniques used in our AutoVue and Vantage systems. Two of our patents relate specifically to our AutoVue technology and provide a basis for enhanced functionality for rain sensing and improved performance. We believe that our other patents, while important for our technology platforms are less critical to near term product strategy. We cannot assure you that any new patents will be granted pursuant to any outstanding or subsequent applications.

In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. We do not have any material licenses or trademarks other than those relating to product names. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value, changing technology makes our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.

Litigation has been necessary in the past and may be necessary in the future to enforce our proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend us against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, as well as from the diversion of management’s resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition and results of operations.

Employees

We refer to our employees as associates. As of June 3, 2004, we employed an aggregate of 204 associates, including 50 associates in general management, administration and finance; 20 associates in sales and marketing; 104 associates in product development; 21 associates in operations, manufacturing and quality; and nine associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

Legal Proceedings

We are not currently a party to any material legal proceedings.

ITEM 2.                             PROPERTIES

Our headquarters and principal operations consist of  86,000 square feet of space located at 1515 South Manchester Boulevard in Anaheim, California.  The Anaheim facility is leased by us under three separate agreements and houses our administrative offices (approximately 15,000 dedicated square feet), the operations of our former subsidiary, MAXxess Systems, Inc. (approximately 10,000 dedicated square feet), as well as the operations of Iteris, Inc. (approximately 58,000 dedicated square feet).  Two of the three Anaheim leases representing 80,000 of the 86,000 square feet commenced on July 1, 2003 and have four year terms at a monthly lease rate of $56,908 for 65,000 square feet and $13,133 per month for 15,000 square feet.  Approximately 10,000 square feet is sub-leased to MAXxess at a rate of $10,000 per month.  On March 1, 2004, Iteris, Inc. entered into a third lease in Anaheim for 6,000 additional square feet at a rate of $3,300 per month.  All three Anaheim leases expire on October 31, 2007.

ITEM 3.                             LEGAL PROCEEDINGS

From time to time, we have been involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not currently a party to any material legal proceedings.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the three months ended March 31, 2004.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock and Class B common stock are quoted on the OTC Bulletin Board under the symbols “ITRSA.OB” and “ITRSB.OB,” respectively. Our Class A common stock and our Class B common stock were delisted from the Nasdaq SmallCap Market in August 2003, and April 2003, respectively, and is currently quoted on the OTC Bulletin Board.  Prior to that, our Class A common stock and Class B common stock were listed on the Nasdaq National Market.  The following table sets forth for the fiscal periods indicated the high and low sales prices for the Class A common stock and Class B common stock as reported by the Nasdaq SmallCap Market or the OTC Bulletin Board for applicable periods.

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Fiscal 2003
Quarter Ended June 30, 2002	$1.70	$1.27	$2.57	$1.85
Quarter Ended September 30, 2002	1.52	.85	2.00	1.00
Quarter Ended December 31, 2002	1.03	.45	1.00	.42
Quarter Ended March 31, 2003	.74	.51	.75	.52

Fiscal 2004
Quarter Ended June 30, 2003	$.89	$.45	$.53	$.20
Quarter Ended September 30, 2003	1.75	.51	.20	.20
Quarter Ended December 31, 2003	2.60	1.36	.40	.20
Quarter Ended March 31, 2004	4.15	1.91	3.00	.40

Fiscal 2005
Quarter Ending June 30, 2004 (through June 29, 2004)	$4.10	$2.60	$3.00	$3.00

As of June 21, 2004, we had 508 holders of record of Class A common stock and 96 holders of record of Class B common stock according to information furnished by our transfer agent.

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

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2004, we issued 89,332 unregistered shares of our Class A common stock valued at $151,000 to an accredited investor to settle a trade payable incurred during our fiscal year ended March 31, 2002.  The offer and sale of the securities described above were effected without registration in reliance on the exemption afforded by Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6.                             SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for each of the five fiscal years ended March 31, 2004.  The statement of operations and balance sheet data for the years ended and as of March 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements.  The accompanying consolidated financial statements have been restated to reflect the classification and presentation of Broadcast, Inc., Zyfer Inc., Mariner Networks, Inc., Gyyr, Inc. and MAXxess Systems, Inc. as discontinued operations for all periods presented.  See Note 1 to the accompanying consolidated financial statements.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Year Ended March 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales and contract revenues:
Net sales	$7,740	$10,626	$17,104	$19,112	$23,470
Contract revenues	15,671	17,430	20,205	22,283	21,813
Total net sales and contract revenues	23,411	28,056	37,309	41,395	45,283
Costs and expenses:
Cost of net sales	4,308	5,558	8,401	9,366	12,758
Cost of contract revenues	11,310	11,463	12,043	15,110	14,712
Selling, general and administrative expenses	15,201	15,882	14,627	14,105	12,844
Research and development expenses	3,698	5,526	3,434	3,908	3,923
Restructuring charges	—	367	1,142	—	—
Total costs and expenses	34,517	38,796	39,647	42,489	44,237
Income (loss) from operations	(11,106)	(10,740)	(2,338)	(1,094)	1,046
Non-operating income (expense):
Royalty income	38,437	17,825	—	—	—
Other income (expense), net	—	188	(1,365)	417	1,003
Interest expense, net	(1,919)	(1,762)	(4,190)	(761)	(123)
Income (loss) before income tax	25,412	5,511	(7,893)	(1,438)	1,926
Income tax benefit (provision)	—	—	785	—	(100)
Income (loss) from continuing operations before minority interest	25,412	5,511	(7,108)	(1,438)	1,826
Minority interest in earnings of subsidiary	—	—	(1,910)	(3,818)	(3,034)
Income (loss) from continuing operations	25,412	5,511	(9,018)	(5,256)	(1,208)
Income (loss) from discontinued operations, net of taxes of $0	(27,691)	(38,051)	(17,120)	(7,892)	1,215
Extraordinary loss from early extinguishment debt, net of taxes of $0	—	—	(450)	—	—
Net income (loss)	$(2,279)	$(32,540)	$(26,588)	$(13,148)	$7

Basic earnings (loss) per share:
Continuing operations	$2.80	$0.55	$(0.80)	$(0.37)	$(0.06)
Discontinued operations	(3.05)	(3.81)	(1.52)	(0.55)	0.06
Extraordinary loss	—	—	(0.04)	—	—
Basic earnings (loss) per share	$(0.25)	$(3.26)	$(2.36)	$(0.92)	$0.00

Diluted earnings (loss) per share:
Continuing operations	$2.69	$0.54	$(0.80)	$(0.37)	$(0.06)
Discontinued operations	(2.93)	(3.73)	(1.52)	(0.55)	0.06
Extraordinary loss	—	—	(0.04)	—	—
Diluted earnings (loss) per share	$(0.24)	$(3.19)	$(2.36)	$(0.92)	$0.00
Shares used in calculating basic earnings (loss) per share	9,089	9,977	11,267	14,276	19,454
Shares used in calculating diluted earnings (loss) per share	9,444	10,209	11,267	14,276	19,680

	At March 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$26,830	$2,114	$(7,349)	$3,368	$9,369
Total assets	81,850	68,061	52,238	34,842	30,051
Long-term debt (less current portion)	10,649	4,791	2,042	1,265	849
Accumulated deficit	(26,192)	(58,732)	(85,320)	(98,468)	(98,461)
Total stockholders’ equity (deficit)	36,110	20,378	5,255	(4,288)	623

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this report and the “Risk Factors” section at the end of this Item 7, as well as other cautionary statements and risks described elsewhere in this report, before deciding to purchase, hold or sell our common stock.

Overview

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

Beginning in the fiscal year ended March 31, 2001 (“fiscal 2001”), we began divesting certain of our business units in order to reduce our operating expenses and to focus on what we believe is our core business, Iteris, Inc.  These divestitures and related restructuring included the following transactions:

•                  In September 2001, we sold substantially all of the assets and certain liabilities of the Gyyr CCTV Products line for $8.8 million and changed the name of Gyyr to MAXxess Systems, Inc.

•                  In September 2001, we discontinued the operations of Mariner Networks, Inc., our former wholly-owned subsidiary that was historically part of our telecom segment.

•                  As a result of the sale of the Gyyr CCTV Products line and the discontinuation of Mariner Networks, we reorganized our European operations and further reduced our overall staffing levels. The reorganization of the European operations included the discontinuation of our Odetics Europe Ltd., Gyyr Europe Ltd., Mariner France and Mariner Europe Ltd. operations, and the transition of our Broadcast and MAXxess international operations to branch office operations with the intent of lowering our international costs. In connection with this restructuring, 34 employees were terminated in the quarter ended December 31, 2001 and 78 employees were terminated in the quarter ended March 31, 2002.

•                  In March 2003, we ceased the development and sale of any new Broadcast products and in September 2003, we sold the balance of our Broadcast business.

•                  In May 2003, we sold the assets of Zyfer for a purchase price of $2.3 million in cash and the assumption of liabilities, plus future incentive payments of up to $1.0 million in each of the twelve months ended April 30, 2004 and 2005. The amount of these future incentive payments will be based on the revenues generated by the sale of Zyfer’s products or the license of its technologies.

•                  In September 2003, we sold substantially all of the assets of MAXxess to an investor group that included certain members of the MAXxess management group. The consideration for the sale consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million on this sale.

Our financial statements for all periods presented in this report have been restated to reflect the discontinuation of the operations of Gyyr, Broadcast, Zyfer, Mariner Networks and MAXxess and, accordingly, only reflect the operations of Iteris, Inc.

In May 2004, we completed the private placement of $10.1 million in subordinated convertible debentures and a $5.0 million senior term credit facility and purchased all of the outstanding preferred stock of our Iteris, Inc. subsidiary for $17.5 million in cash, which shares were held by DaimlerChrysler Ventures (“DCV”) and Hockensheim Investment Pte. Ltd. (“Hockenheim”).  DCV exchanged its common stock in Iteris, Inc. for shares of Class A common stock of Iteris Holdings as a part of this transaction.

We intend to enter into an exchange agreement with certain of the holders of the common stock of Iteris, Inc., pursuant to which these holders agreed to exchange an aggregate of 1,319,541 shares of Iteris, Inc. common stock for an aggregate of 2,639,082 shares of Iteris Holdings Class A common stock.  We anticipate that this exchange will be completed in June 2004.  Upon completion of this exchange, we plan to merge Iteris, Inc. into Iteris Holdings and all of the outstanding shares of common stock of Iteris, Inc. will convert into shares of Class A common stock of Iteris Holdings.  The final step in this roll-up transaction is anticipated to be completed within the next six months and is subject to the approval of the stockholders of Iteris, Inc. and the California Department of Corporations.  The foregoing transactions are part of our plan of reorganization to consolidate Iteris, Inc. into and with Iteris Holdings.

Iteris Holdings currently operates in two reportable segments: Sensors and Systems. The Sensors segment includes Vantage vehicle detection systems for traffic intersection control and AutoVue sensors for in vehicle safety.  The Systems segment includes transportation engineering and consulting activities.

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

Revenue Recognition.  We record product revenues and related cost of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved. Unless otherwise stated, we provide a one to two year warranty from the original invoice date on all product material and workmanship.  Defective products are either repaired or replaced, at our option, upon meeting certain criteria.  We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  Should actual experience of warranty returns be higher than anticipated, additional warranty reserves may be required, and may adversely affect our operating results.

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

In addition to product and contract revenue, we derive revenue from technology access fees and the provision of specific non-recurring contract engineering services. Technology access fees are amortized to revenue over the life of the related agreement and are based on contractual values. Contract engineering revenues are recognized in the period in which services are performed based on contractual billing terms. Technology access fee revenues and contract engineering revenues are included in net sales on the accompanying statements of operations.

Revenues from follow-on service and support, for which we charge separately, is recorded in the period in which the services are performed.

Accounts Receivable.  We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding greater than a certain period of time. We have recorded reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

Inventory.  We state our inventories at the lower of cost or market and provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that reserves over and above those already established may be required in the future if market conditions for our products deteriorate.

Goodwill and Purchased Intangible Assets.  The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended March 31,
	2002	2003	2004
Net sales and contract revenues:
Net sales	45.8%	46.2%	51.8%
Contract revenues	54.2	53.8	48.2
Total net sales and contract revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of net sales	22.5	22.6	28.2
Cost of contract revenues	32.3	36.5	32.5
Selling, general and administrative expenses	39.2	34.1	28.4
Research and development expenses	9.2	9.4	8.7
Restructuring charges	3.1	—	—
Total costs and expenses	106.3	102.6	97.8
Income (loss) from operations	(6.3)	(2.6)	2.2

Non-operating income (expense):
Other income (expense), net	(3.7)	1.0	2.2
Interest expense, net	(11.2)	(1.8)	(0.2)
Income (loss) before tax	(21.2)	(3.4)	4.2

Income tax benefit (provision)	2.1	—	(0.2)
Income (loss) from continuing operations before minority interest	(19.1)	(3.4)	4.0
Minority interest in earnings of subsidiary	(5.1)	(9.2)	(6.7)
Loss from continued operations	(24.2)	(12.6)	(2.7)

Income (loss) from discontinued operations, net of income taxes of $0	(45.9)	(19.1)	2.7
Extraordinary loss from early extinguishment of debt, net of income taxes of $0	(1.2)	—	—
Net income (loss)	(71.3)%	(31.7)%	0.0%

Years Ended March 31, 2004, 2003 and 2002

Net Sales and Contract Revenues.  Net sales and contract revenues consist principally of (i) sales of products and services to commercial customers and municipal agencies (“net sales”) and primarily consists of sales of our Vantage video detection systems and AutoVue lane departure warning systems, as well as technology access fees and contract engineering revenues; and (ii) revenues derived from systems integration and ITS consulting services with state, county and municipal agencies (“contract revenues”). We currently have a diverse customer base and no customer constituted over 10% of our total net sales and contract revenues in fiscal 2004. Total net sales and contract revenues increased 9.4% to $45.3 million for the fiscal year ended March 31, 2004 (“fiscal 2004”) compared to $41.4 million in fiscal 2003, and increased 11.0% for the fiscal year ended March 31, 2003 (“fiscal 2003”) compared to $37.3 million for the fiscal year ended March 31, 2002 (“fiscal 2002”).

Net sales increased 22.8% to $23.5 million in fiscal 2004 compared to $19.1 million in fiscal 2003, and increased 11.7% in fiscal 2003 compared to $17.1 million in fiscal 2002. The increase in net sales in each of the periods primarily reflected an increase in the unit sales of our Vantage vehicle detection systems and increased sales of our AutoVue lane departure warning systems.  Net sales from AutoVue products increased 173.1% in fiscal 2004 compared to fiscal 2003, and represented 17.9% of total net sales in fiscal 2004 and 8.0% of total net sales in fiscal 2003.  The increase in sales of AutoVue products principally reflected license fee revenue and fees for non-recurring engineering costs derived from Valeo, our strategic partner for the passenger car OEM customer base, and increased unit sales of lane departure warning systems in the European commercial truck market. Vantage sales comprised 89.6%, 92.0%, and 82.1% of net sales in each of the three fiscal years ended 2002, 2003, and 2004, respectively. All of the Vantage revenues were derived from sales within North America. The sales growth was primarily due to increased market adoption of video based detection technologies for traffic intersection management.

Contract revenues decreased 2.1% to $21.8 million in fiscal 2004 compared to $22.3 million in fiscal 2003, and increased 10.3% compared to $20.2 million in fiscal 2002.  Contract revenues reflect a broad range of fixed price and cost plus fixed fee contracts for engineering study and design, systems integration and system implementation.  Contract revenues are dependent upon the continued availability of funding on both the State and Federal levels from the various departments of transportation.  The decrease in fiscal 2004 compared to 2003 principally reflects budget constraints in both the Federal and California markets, where a significant portion of our contract revenues have been derived during the last several fiscal years,   The increase in contract revenues in fiscal 2003 compared to fiscal 2002 primarily reflects an increase in volume of ITS projects. The growth in contract revenues in fiscal 2003 reflected a general expansion of our systems consulting and integration business. This expansion was characterized by the addition of new offices into additional geographic regions including Georgia, Colorado and Idaho. All of our contract revenue is currently derived from North America.

Gross Profit.  Total gross profit increased 5.3% to $17.8 million in fiscal 2004 compared to $16.9 million in fiscal 2003, and was unchanged at $16.9 million in fiscal 2003 compared to fiscal 2002. Total gross profit as a percent of net sales and contract revenues decreased to 39.3% in fiscal 2004 compared to 40.8% in fiscal 2003 and 45.2% in fiscal 2002.

Gross profit as a percentage of net sales decreased to 45.6% in fiscal 2004 compared to 51.0% in fiscal 2003 and 50.9% in fiscal 2002. The decrease in gross profit in fiscal 2004 compared to 2003 reflects lower unit pricing on large, high volume, state contracts for Vantage products, in addition to lower gross profits on AutoVue products as a result of increased unit sales of product to the commercial truck market.  The increase in gross profit as a percent of net sales in fiscal 2003 compared to 2002 reflects the net effect of increased gross profit on Vantage product sales, which was partially offset by decreased margins on AutoVue product sales. We achieved a 200 basis point increase in gross profit on sales of Iteris’ Vantage video detection systems in fiscal 2003, in conjunction with a 14.7% increase in sales of these products in fiscal 2003 compared to 2002. In fiscal 2003, however, AutoVue product sales began transitioning from low volume, high margin sample sales to early production volume of units for the truck market.

Gross profit as a percent of contract revenues increased to 32.6% in fiscal 2004 compared to 32.2% in fiscal 2003 and 40.4% in fiscal 2002.  We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity  affects the related gross profit recognized in any given year.  The decrease in fiscal 2003 reflects a mix of lower margin contracts in fiscal 2003 as compared to fiscal 2002. Furthermore, gross profit on contract revenues in fiscal 2002 benefited approximately 610 basis points from a $1.4 million reduction in loss reserves on certain long-term contracts resulting from changes in the scope of work defined by a major customer, most of which were nonrecurring in fiscal 2003.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased 8.9% to $12.8 million (or 28.4% of total net sales and contract revenues) in fiscal 2004 compared to $14.1 million (or 34.1% of total net sales and contract revenues) in fiscal 2003, and decreased 3.6% in fiscal 2003 compared to $14.6 million (or 39.2% of total net sales and contract revenues) in fiscal 2002.  The decrease in fiscal 2004 compared to fiscal 2003 reflects principally increased costs to support expanded sales and marketing efforts in Vantage and AutoVue products in fiscal 2004, offset by decreased facilities lease expense related to the restructuring of lease commitments for our Anaheim facilities in June 2003, and reduced salaries expenses for corporate support personnel related to the divestiture of our Broadcast, Zyfer and MAXxess Systems businesses in fiscal 2004.  The decrease in selling, general and administrative expense in fiscal 2003 compared to fiscal 2002 reflects general cost reductions related to staffing and outside services for legal and accounting expenses, which was partially offset by increased sales and marketing costs to support Vantage and AutoVue products.

Research and Development Expense.  Research and development expense increased 0.4% to  $3.9 million (or 8.7% of total net sales and contract revenues) in fiscal 2004 compared to $3.9 million (or 9.4% of total net sales and contract revenues) in fiscal 2003, and increased 13.8% in fiscal 2003 compared to $3.4 million (or 9.2% of total net sales and contract revenues) in fiscal 2002. The increase in research and development expense in fiscal 2004 compared to 2003 reflects increased spending to support the development of Vantage products which was partially offset by decreased spending to support the development of AutoVue products.  Vantage product development primarily reflects activities for product line extensions to support new communications platforms and to accommodate new camera designs.  The increases were primarily in the areas of personnel costs and related benefits and overhead, prototype material costs, and consulting fees.

The increase in research and development expense in fiscal 2003 compared to 2002 primarily reflects software algorithm development and new hardware designs for enhancements to our existing product family of Vantage video detection systems.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Restructuring Charges.  The restructuring charge of $1.1 million in fiscal 2002 reflects costs related to the reorganization of our European operations and costs for severance for labor reductions domestically and abroad totaling approximately $400,000 in addition to $700,000 related to severance charges incurred upon the retirement of the former Chief Executive Officer of Iteris Holdings.

Other Income (Expense), Net.  Other income (expense), net reflects the following (in thousands):

	Year Ended March 31,
	2002	2003	2004

Gain on sale of real estate	$—	$640	$970
Loss on sale of Iteris common stock	(1,596)	(310)	—
Other	231	87	33
Other income (expense), net	$(1,365)	$417	$1,003

Other income (expense), net in fiscal 2003 and 2004 included a gain of $640,000 and $970,000, respectively, recognized on the sale and leaseback of our Anaheim, California facility, which was consummated in May 2002. We sold shares of our Iteris subsidiary common stock that yielded gross proceeds of $3.8 million and $900,000 in fiscal 2002 and 2003, respectively.

Interest Expense, Net.  Interest expense, net reflects the net of interest expense and interest income as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004

Interest expense	$4,190	$761	$125
Interest income	—	—	(2)
Interest expense, net	$4,190	$761	$123

Interest expense decreased 83.8% in fiscal 2004 compared to fiscal 2003 and decreased 81.8% in fiscal 2003 compared to fiscal 2002. The decrease in fiscal 2004 reflected lower average outstanding borrowings during fiscal 2004.  The decrease in fiscal 2003 reflected the sale and leaseback of our Anaheim, California facilities, and our subsequent repayment in May 2002 of a $16.4 million promissory note.

Extraordinary Item.  The extraordinary loss incurred in fiscal 2002 relates to a prepayment penalty we incurred in fiscal 2002 in connection with the retirement of our mortgage note payable upon the refinancing of our Anaheim real property.

Income Taxes.  During fiscal 2004, we recognized income tax expense of $100,000 and a related deferred tax asset of $821,000 directly related to the profitable operations of our subsidiary Iteris, Inc.  The ability to record the deferred tax asset was based on the more likely than not criteria of FAS 109 since Iteris, Inc. has historically been profitable and it has utilized all its federal net operating loss carryovers and thus, can carryback and realize the reversal of future tax deductions.  No income tax benefit for losses incurred in fiscal 2003 was recorded due to uncertainty as to the ultimate realization of the related benefit.  A $785,000 tax benefit was recognized in fiscal 2002 for the recovery of net operating loss carrybacks made available under the Job Creation Workers Associate Act of 2002.

Minority Interest in Subsidiary.  The minority interest represents the minority stockholders’ share of Iteris, Inc.’s net income or loss and the accretion of the redemption preference of Iteris’s Series A preferred stock.  Upon our acquisition of the remaining minority interest in Iteris, Inc. and the related roll-up merger, we will no longer report a minority interest.

Liquidity and Capital Resources

During fiscal 2004, we used $718,000 of cash to fund our operations.  Net cash used in operating activities principally reflected our net income of $7,000, increased for non-cash charges of $857,000 for depreciation and amortization, and $3.0 million in non-cash charges related to the minority interest in our Iteris subsidiary, and decreased $855,000 for non-cash gains related to amortization of deferred gain on real-estate sales and the usage of $4.0 million in cash to fund changes in operating assets and liabilities.  Most of the cash requirements for operating assets and liabilities during fiscal 2004 related to $2.4 million in cash used to reduce trade accounts payable, accrued payroll, accrued expenses and income tax payable, associated with the downsizing and reorganization of our business model.

In May 2002, we completed the sale and leaseback of our Anaheim, California facility for an aggregate sale price of $22.6 million. Approximately $16.4 million of the proceeds from this sale were used to repay the outstanding indebtedness under a promissory note, which was secured by a first deed of trust on our Anaheim facility. In connection with the sale and leaseback, we pledged cash of $2.5 million to secure our obligations under the lease. The pledged amounts were to be released to us based upon our continued compliance with financial covenants and performance under the lease. The balance of the proceeds from this sale was used for general working capital purposes. We committed to lease one of the two buildings on this property for a period of ten years, and to lease the other building for a period of 30 months.

In May 2003, we completed the sale of substantially all the assets of our wholly-owned subsidiary, Zyfer, Inc., for $2.3 million in cash plus the assumption of certain liabilities. The cash proceeds were used to fund working capital requirements and pay short-term liabilities. The asset purchase agreement provides for future incentive payments to us of up to $1.0 million in each of the twelve months ended April 30, 2004 and 2005.  The amount of these future incentive payments will be based on the revenues generated by the sale of Zyfer’s products or the license of its technologies.  Based on the terms of the sale agreement, Zyfer, Inc. has 60 days to provide us with support for the incentive payments.  We expect to receive information for fiscal 2004 by the end of June 2004.

In July 2003, we concluded a restructuring of our facility lease obligations for our principal operating facility located in Anaheim, California. Under the revised terms, Iteris Holdings and its Iteris, Inc. subsidiary entered into two separate leases for space totaling 80,000 square feet located at our current Anaheim location. We have been relieved of a continuing lease obligation on approximately 257,000 square feet. In consideration for the restructured agreement, we paid approximately $2.5 million in cash that had been previously pledged as collateral on the lease, in addition to issuing to the lessor 425,000 shares of Iteris Holdings Class A common stock valued at $255,000 and a note payable for $811,000.

Also, in July 2003, we completed a private placement of 3,666,666 of our Class A common stock to seven accredited investors for net proceeds of $1.9 million in cash. In connection with this offering, we also issued warrants to the investors to purchase up to another 366,666 shares at an exercise price of $1.50 per share. The fair value of these warrants was $55,000 calculated using the Black Scholes Model.  The warrants are considered a cost of raising capital and were recorded in equity as an offset to additional paid-in capital.  The warrants expire in July 2006 and became exercisable in January 2003. The proceeds from the transaction were used to fund our general working capital requirements.

In September 2003, we completed the sale of the assets of our MAXxess subsidiary to an investor group that included certain members of the MAXxess management group. The consideration for the sale consisted of the assumption by the buyer of $2.7 million of liabilities, resulting in a net gain to Iteris Holdings of approximately $2.3 million. We did not receive any cash in this transaction.

On May 28, 2004, we completed the purchase of all of the outstanding shares of the Series A preferred stock of Iteris, Inc., which shares were held by DaimlerChrysler Ventures GmbH ("DCV") and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for a payment of approximately $17.5 million in cash.  In addition, we acquired all of the shares of the common stock of Iteris, Inc. held by DCV in exchange for the issuance of 1,219,445 shares of our Class A common stock.  The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement, dated March 31, 2004, by and among Iteris Holdings, Iteris, Inc., DCV and Hockenheim (the “Purchase and Exchange Agreement”).

Pursuant to the Purchase and Exchange Agreement, we purchased 3,124,913 shares of Series A Preferred Stock of Iteris from DCV and Hockeneheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the preferred stock.  The purchase of the shares was financed principally with a $10.1 million convertible debenture financing completed in May 2004 with a group of institutional investors, in addition to a $5.0 million senior credit facility arranged through a bank.

In accordance with the Purchase and Exchange Agreement, we issued 1,219,445 shares of our Class A common stock (the “Exchange Shares”) to DCV in exchange for 547,893 shares of the common stock of Iteris, Inc. held by DCV.  Subject to certain exceptions, DCV has agreed not to sell or otherwise transfer the Exchange Shares during the year following the Closing Date.  However, beginning on November 28, 2005, DCV may require us to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require us to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share.  All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007.

Beginning on May 28, 2005, DCV will have the right to request registration of all of the shares of the Class A common stock of Iteris Holdings held by it.  In the event we decide not to file a registration statement for all such shares, DCV may require repurchase of any or all of its shares of our common stock at a purchase price of $1.438 per share.

In order to finance the purchase of the shares of Iteris, Inc. preferred stock, we entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004 (the “Debenture Purchase Agreement”) with a group of institutional investors, which included certain of our officers, pursuant to which it sold and issued subordinated convertible debentures in the aggregate principal amount of $10.1 million and issued warrants to purchase an aggregate of 639,847 shares of our Class A common stock.

The debentures are due in five years, provide for 6.0% annual interest, payable quarterly, and are convertible into our Class A common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by us, at our option, at 120% of the principal amount being redeemed; and from May 19, 2008 until the maturity date of May 18, 2009, the debentures may be redeemed at 110% of the principal amount being redeemed.

Pursuant to the Debenture Purchase Agreement, each investor also received two warrants to purchase shares of the Class A common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of our Class A common stock at an exercise price of $3.83 per share and a second warrant to purchase approximately 0.03100 shares of our Class A common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants expire on May 18, 2009.

In conjunction with the Debenture and Warrant Purchase Agreement we issued 34,036 warrants to purchase shares of our Class A Common Stock at $3.61 per share as commissions related to the transaction.  The warrants expire on May 18, 2009.

We have agreed to register for resale the shares underlying the debentures and the warrants.  Under the terms of the Debenture Purchase Agreement, we may be required to make certain payments to the investors if we do not file a registration statement with the Securities and Exchange Commission on or prior to July 14, 2004 or if we do not respond to comments to such registration statement, if any, from the SEC within certain time limits.  In addition, we have granted to each investor a right of first offer with respect to new issuances of its securities, subject to certain exceptions.

Concurrent with the issuance of the debentures, we, through our subsidiary Iteris, Inc., entered into a $5.0 term note payable with a bank. Proceeds form the note payable were used to purchase Iteris, Inc. preferred stock as described above. The note is due in four years, on May 27, 2008, and provides for monthly payments of principal and interest of approximately $104,000. Interest accrues at the current stated prime rate plus 0.5% through June 30, 2004 and then at the current stated prime rate plus 0.25% thereafter.

As part of the Purchase and Exchange Agreement of the Series A preferred stock, we also exchanged an aggregate of 547,893 shares of Iteris, Inc. common stock held by DCV for an aggregate of 1,219,445 shares of Iteris Holdings Class A common stock.

Also on May 28, 2004, Iteris, Inc. renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank. The new agreement has a one year term that expires on August 1, 2005 and a maximum available credit line of $5.0 million. Under the terms of the new agreement, Iteris, Inc. may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the prime rate.  Additionally, Iteris, Inc. is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There is no monthly collateral management fee associated with the new line of credit and no pre-payment or early termination fees. The 1.0% cancellation fee to terminate the prior line was waived by the bank.

Both the term note payable and the line of credit are secured by substantially all of the assets of Iteris, Inc.

Our contractual obligations are as follows at March 31, 2004 (in thousands):

	Payments Due by Period
	Total	2005	2006	2007	After 2007

Line of credit	$100	$100	$—	$—	$—
Capital lease obligations	12	4	4	4	—
Notes payable	921	38	50	630	203
Operating leases	3,599	1,205	984	897	513
Total	$4,632	$1,347	$1,038	$1,531	$716

Subsequent to the repurchase of the preferred stock and the exchange of the common stock held by DCV, the minority interest in Iteris, Inc. has been reduced to approximately 16.6%.  Our intention is to exchange the residual outstanding 16.6% common stockholding minority interest in Iteris Inc. for Class A common stock of Iteris Holdings and merge the two entities.

Although we have achieved operating income and earnings before interest, taxes, depreciation and amortization during the fiscal year ended March 31, 2004, our operations may continue to use net cash. At March 31, 2004, our Iteris subsidiary had a revolving line of credit with its principal bank, which expired August 2004, and which provided for available borrowings up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable as defined in the agreement. Borrowings on the line of credit bear interest at prime plus 2.0% (6.0% at March 31, 2004). There were no borrowings on the line at March 31, 2004, and $4.5 million was available for borrowing subject to the borrowing base in the credit agreement. In May 2004, we entered into a new $5.0 million line of credit with our principal bank to replace the former revolving line, subject to similar borrowing formulas.  Borrowings under the new line of credit bear interest at the bank’s prime rate (4.0% at May 31, 2004).   We believe that the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 25”) to require disclosure effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and net income (loss) per share in both annual and interim financial statements. We follow the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and, accordingly, account for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation changes the method of determining whether certain entities should be included in our Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003.  Adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, results of operations or cash flows.

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

We Have Experienced Substantial Losses And May Continue To Experiencing Losses For The Foreseeable Future.  We experienced net income of $7,000 in the year ended March 31, 2004 and a net loss of $13.1 million in the year ended March 31, 2003.  While we have divested all of our business units other than our Iteris, Inc. subsidiary, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We May Need To Raise Additional Capital In The Future, But We May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us, Or At All.  We have generated significant net losses and operating losses in recent periods, and have experienced negative cash flows from operations of $718,000 in the year ended March 31, 2004, $4.8 million in the year ended March 31, 2003 and $18.2 million in the year ended March 31, 2002. Although in May 2004, we completed a $10.1 million convertible debenture financing and closed a $5.0 million term loan, the majority of the proceeds from such financings were used to purchase the preferred stock of Iteris, Inc. held by outside investors.  We may need to raise additional capital in the future to fund our operations or to purchase the minority interests in Iteris, Inc. Our Iteris, Inc. subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2005. Substantially all of the assets of Iteris, Inc. have been pledged to the lender to secure the outstanding indebtedness under this facility ($0 was outstanding under the line of credit at March 31, 2004).

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

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures,

We Have Adopted A New Operating Strategy, Which Is Untried And Exposes Us To New Risks.  We recently divested ourselves of many of our business units and significantly scaled back our operations in order to focus on the business of our Iteris, Inc. subsidiary. We have abandoned our strategy of incubating emerging companies, which historically required us to make significant investments in new business units. Our current business strategy is narrow and untried, and there is no assurance that our new business strategy or the continued execution of the Iteris, Inc. business will be successful.

The Trading Price Of Our Common Stock Is Highly Volatile And Our Shares Are Listed On The OTC Bulletin Board.  As Such, It May Be Difficult To Resell Your Shares Of Stock At Or Above The Price You Paid For Them Or At All.  The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock has traded at prices as low as $0.45 per share and as high as $29.44 per share and our Class B common stock has traded at prices as low as $0.20 per share and as high as $29.62 per share. In 2003, because we failed to meet the minimum stockholder’s equity and minimum share price requirements for continued listing on the Nasdaq SmallCap Market, both our Class A common stock and Class B common stock were delisted from the Nasdaq SmallCap Market and currently trade on the OTC Bulletin Board. As such, the average daily trading volume of common stock has decreased, and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, or at all. This delisting may also make it more difficult for us to raise additional funds in the future. In addition, our securities are subject to “penny stock” restrictions, including Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. Consequently, the liquidity of our securities could be impaired, not only in the number of securities that can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage of us, adverse effects on the ability of broker-dealers to sell our securities, and lower prices for our securities than might otherwise be obtained.

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

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results.   A significant portion of the sales by Iteris, Inc. were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 54.0%, 54.0% and 48.0% of our total net sales and contract revenues for the years ended March 31, 2002, 2003 and 2004, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

•                  delays in funding, budgetary constraints and cut-backs; and

•                  milestone requirements and liquidated damage provisions for failure to meet contract milestones

In addition, a large number of our government contracts are fixed price contracts. As a result, we may not be able to recover any cost overruns we may incur.  These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. These additional costs adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales in any given quarter. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

Economic Slowdown And Related Uncertainties Could Adversely Impact The Demand For Our Products.  Concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military actions have resulted in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer orders, cancellations and rescheduling of backlog.  In addition, recent political and social turmoil related to international conflicts and terrorist acts can be expected to put further pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

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

If We Are Unable To Develop And Introduce New Products And Product Enhancements Successfully And In A Cost-Effective And Timely Manner, Or To Achieve Market Acceptance Of Our New Products, Our Operating Results Would Be Adversely Affected.    We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products. Our future success will also depend in part on the success of several products including AutoVueTM, our lane departure warning system. We currently outsource the manufacture of our AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue.

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Gregory A. Miner, our current Chief Executive Officer and Chief Financial Officer, and Jack Johnson, the Chief Executive Officer of Iteris, Inc.  In connection with the roll-up merger of Iteris, Inc. into Iteris Holdings, we announced that Mr. Johnson will be appointed to serve as the Chief Executive Officer of Iteris Holdings, and Mr. Miner will assume the role as Chairman of the Board of Iteris Holdings.  The loss of any of these individuals or the transition of Mr. Miner to his new role could adversely affect our business, financial condition or results of operations.  Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

From time to time, we have received notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation in the past, and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management’s resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

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

•                  administrative systems and to eliminate duplicative services;

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not be Able To Engage In Certain Transactions Without Their Approval.  As of March 31, 2004, our officers and directors beneficially owned approximately 11.4% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our lines of credit. Iteris Inc.’s and Iteris Holdings’ lines of credit bear interest at the prevailing prime rate, plus 2.0% and 4.0% (6.0% and 10.0% as of March 31, 2003), respectively.  We estimate that, based on amounts outstanding at March 31, 2004, a 10.0% increase in the prime rate would result in an increase in interest expense, on an annualized basis, of less than $100,000.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

During the most recent completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

(d)  Code of Ethics.  The information under the caption “Corporate Governance and Board Composition,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2004, Iteris Holdings had only one plan, the 1997 Stock Incentive Plan, pursuant to which equity securities of Iteris Holdings are authorized for issuance. The following table sets forth certain information regarding this plan:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available under Equity Compensation Plans (excluding some securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
1997 Stock Incentive Plan	$1,132,101	$2.98	518,499

Equity Compensation Plans Not Approved by Security Holders
None	—	—	—

Total	$1,132,101	$2.98	518,499

The information under the caption “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services,” appearing in our proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report:

1. Financial Statements. The following financial statements of Iteris Holdings, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.             Financial Statement Schedules.

Schedule II— Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(a)    Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit Number	Description	Where Located

3.1	Certificate of Incorporation of Iteris Holdings, as amended	Exhibit 19.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987

3.2

Certificates of Amendment to the Certificate of Incorporation of Iteris Holdings, as filed with the Delaware Secretary of State on September 28, 1988 and November 7, 2001; Certificate of Designation as filed on April 29, 1998

Exhibit 3.2 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003.

3.3	Certificate of Amendment to the Certificate of Incorporation of Iteris Holdings, as filed with the Delaware Secretary of State on September 15, 2003.	Exhibit 3.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2004.

3.4	Bylaws of Iteris Holdings, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993.

3.5	Certificates of Amendment to Bylaws of Iteris Holdings dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

Exhibit Number	Description	Where Located

4.1	Specimen of Class A common stock and Class B common stock certificates.	Exhibit 4.3 to registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on September 30, 1993.

4.2	Form of rights certificate for preferred stock purchase rights	Exhibit A of Exhibit 4 to the registrant’s Current Report on Form 8-K as filed with the SEC on May 1, 1998

10.1	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

10.2	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Iteris Holdings’ Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3	Form of Executive Deferral Plan between the registrant and certain employees of the registrant).	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Filed Herewith.

10.6	1997 Stock Incentive Plan of Iteris Holdings (as amended on May 3, 2002)	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the SEC on June 30, 2003

107	Form of Notice of Grant of Stock Option	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number	Description	Where Located

10.12	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13	Form of Notice of Grant of Automatic Stock Option—Initial Grant)	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.14	Form of Notice of Grant of Automatic Stock Option—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.16	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including the exhibits thereto.	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004.

10.17	1994 Long-Term Equity Plan Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-05735) as filed with the SEC on June 11, 1996).	Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-05735) as filed with the SEC on June 11, 1996

10.18	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.19	Sublease Agreement dated May 7, 2003 by and between Iteris, Inc. and FEI-Zyfer, Inc.	Exhibit 10.19 to registrant’s Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the SEC on June 30, 2003

10.20	Loan and Security Agreement dated February 22, 2002 by and between the registrant and Technology Lending Partners, L.L.C.	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

10.21

Receivables Purchase Agreement dated October 18, 2002 by and between the registrant and Technology Lending Partners, L.L.C., as amended by Amendment Number One dated November 27, 2002 and Amendment Number Two dated January 7, 2003

Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

10.22	Change in Control Agreement dated May 8, 2003 by and between the registrant and Gregory A. Miner	Exhibit 10.1 to the registrant’s Annual Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 14, 2003

10.23	Change in Control Agreement dated May 20, 2003 by and between the registrant	Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1

Exhibit Number	Description	Where Located

	and Jack E. Johnson	as filed with the SEC on February 17, 2004.

21	Subsidiaries of the registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b)   Reports on Form 8-K

1.          Form 8-K filed on January 30, 2004 to furnish disclosure under Item 12 of the Report regarding financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on June 29, 2004.

ITERIS HOLDINGS, INC.

By:	/s/ GREGORY A. MINER

Gregory A. Miner,
Chief Executive Officer
and Chief Financial Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Iteris Holdings, Inc., do hereby constitute and appoint James S. Miele and Gregory A. Miner, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY A. MINER	Director, Chief Executive Officer	June 29, 2004
Gregory A. Miner	and Chief Financial Officer
(principal executive officer and principal financial officer)

/s/ JOEL SLUTZKY	Chairman of the Board	June 29, 2004
Joel Slutzky

/s/ KEVIN C. DALY	Director	June 29, 2004
Kevin C. Daly, Ph.D

/s/ CRANDALL GUDMUNDSON	Director	June 29, 2004
Crandall Gudmundson

/s/ JERRY MUENCH	Director	June 29, 2004
Jerry Muench

/s/ JOHN SEAZHOLTZ	Director	June 29, 2004
John Seazholtz

/s/ JAMES S. MIELE	Controller and Secretary	June 29, 2004
James S. Miele

/s/ THOMAS L. THOMAS	Director	June 29, 2004
Thomas L. Thomas

/s/ PAUL E. WRIGHT	Director	June 29, 2004
Paul E. Wright

Iteris Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Iteris Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Iteris Holdings, Inc. as of March 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2004.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iteris Holdings, Inc. at March 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Orange County, California
June 8, 2004

Iteris Holdings, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$437	$2,612
Trade accounts receivable, net of allowance for doubtful accounts of $156 in 2003 and $204 in 2004.	8,167	8,255
Costs and estimated earnings in excess of billings on uncompleted contracts	2,398	2,653
Notes receivable	—	125

Deferred tax assets	—	821

Inventories:
Finished goods	211	542
Work in process	393	294
Materials and supplies	3,299	2,762
Prepaid expenses and other	355	323
Assets of discontinued operations	5,237	—
Total current assets	20,497	18,387

Restricted cash	2,516	—

Property, plant and equipment:
Leasehold improvements	—	97
Equipment	7,263	7,724
Allowances for depreciation	(5,322)	(6,179)
	1,941	1,642

Goodwill	9,807	9,807
Other assets	81	215
Total assets	$34,842	$30,051

See accompanying notes.

Iteris Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,
	2003	2004
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$5,187	$3,560
Accrued payroll and related expenses	5,622	3,218
Accrued expenses	785	838
Income taxes payable	—	485
Deferred revenue	—	226
Billings in excess of costs and estimated earnings on uncompleted contracts	304	549
Advances under receivables purchase agreement with related party	235	—
Revolving line of credit with related party	—	100
Liabilities of discontinued operations	4,996	—
Current portion of long-term debt	—	42
Total current liabilities	17,129	9,018

Revolving line of credit with related party	1,250	—

Deferred gain on sale of building	6,025	1,774

Long-term debt	15	891

Minority interest	14,711	17,745

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock:
Authorized shares – 2,000,000
Issued and outstanding – none	—	—
Common stock, $.10 par value:
Authorized shares – 50,000,000 of Class A and 2,600,000 of Class B
Issued and outstanding shares – 14,080,914 of Class A and 1,035,841 of Class B at March 31, 2003; 20,476,568 of Class A and 928,317 of Class B at March 31, 2004.	1,512	2,141
Additional paid-in capital	92,819	96,989
Treasury stock – 93 shares in 2003 and 2004	(1)	(1)
Notes receivable from employees	(51)	(45)
Accumulated other comprehensive income	(99)	—
Accumulated deficit	(98,468)	(98,461)
Total stockholders’ equity (deficit)	(4,288)	623
Total liabilities and stockholders’ equity (deficit)	$34,842	$30,051

See accompanying notes.

Iteris Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share information)

	Year Ended March 31,
	2002	2003	2004
Net sales and contract revenues:
Net sales	$17,104	$19,112	$23,470
Contract revenues	20,205	22,283	21,813
Total net sales and contract revenues	37,309	41,395	45,283

Costs and expenses:
Cost of net sales	8,401	9,366	12,758
Cost of contract revenues	12,043	15,110	14,712
Selling, general and administrative expenses	14,627	14,105	12,844
Research and development expenses	3,434	3,908	3,923
Restructuring charges	1,142	—	—
Total costs and expenses	39,647	42,489	44,237
Income (loss) from operations	(2,338)	(1,094)	1,046

Non-operating income (expense)
Other income (expense), net	(1,365)	417	1,003
Interest expense, net	(4,190)	(761)	(123)
Income (loss) before income tax	(7,893)	(1,438)	1,926
Income tax benefit (provision)	785	—	(100)
Income (loss) from continuing operations before minority interest	(7,108)	(1,438)	1,826
Minority interest in earnings of subsidiary	(1,910)	(3,818)	(3,034)
Loss from continuing operations	(9,018)	(5,256)	(1,208)
Income (loss) from discontinued operations, net of taxes of $0	(17,120)	(7,892)	1,215
Extraordinary loss from early extinguishment of debt, net of taxes of $0	(450)	—	—
Net income (loss)	$(26,588)	$(13,148)	$7

Basic earnings (loss) per share:
Continuing operations	$(0.80)	$(0.37)	$(0.06)
Discontinued operations	(1.52)	(0.55)	0.06
Extraordinary loss	(0.04)	—	—
Basic earnings (loss) per share	$(2.36)	$(0.92)	$0.00

Diluted earnings (loss) per share:
Continuing operations	$(0.80)	$(0.37)	$(0.06)
Discontinued operations	(1.52)	(0.55)	0.06
Extraordinary loss	(0.04)	—	—
Diluted earnings (loss) per share	$(2.36)	$(0.92)	$0.00

Shares used in computing basic earnings (loss) per share	11,267	14,276	19,454
Shares used in computing diluted earnings (loss) per share	11,267	14,276	19,680

See accompanying notes.

Iteris Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common stock
	Shares outstanding		Amount	Additional paid-in capital	Treasury stock	Notes receivable from employees	Accumulative other compre- hensive income	Accumulated deficit	Total Stockholders' equity (deficit)	Compre- hensive income (loss)
	Class A common stock	Class B common stock

Balance at March 31, 2001	9,469	1,036	$1,050	$78,548	$(1)	$(51)	$(436)	$(58,732)	$20,378	$(33,238)
Issuances of Iteris Holdings, Inc. Class A common stock	2,022	—	202	9,229	—	—	—	—	9,431	—
Issuance of warrants	—	—	—	1,357	—	—	—	—	1,357	—
Foreign currency translation adjustments	—	—	—	—	—	—	677	—	677	677
Net loss	—	—	—	—	—	—	—	(26,588)	(26,588)	(26,588)
Balance at March 31, 2002	11,491	1,036	1,252	89,134	(1)	(51)	241	(85,320)	5,255	$(25,911)
Issuances of Iteris Holdings, Inc. Class A common stock	2,590	—	260	3,685	—	—	—	—	3,945	—
Foreign currency translation adjustments	—	—	—	—	—	—	(340)	—	(340)	(340)
Net loss	—	—	—	—	—	—	—	(13,148)	(13,148)	(13,148)
Balance at March 31, 2003	14,081	1,036	1,512	92,819	(1)	(51)	(99)	(98,468)	(4,288)	$(13,488)
Issuances of Iteris Holdings, Inc. Class A common stock and warrants	6,288	—	629	4,170	—	—	—	—	4,799	—
Conversion of Class B common stock	108	(108)	—	—	—	—	—	—	—	—
Payments on notes receivable	—	—	—	—	—	6	—	—	6	—
Foreign currency translation adjustments	—	—	—	—	—	—	99	—	99	99
Net income	—	—	—	—	—	—	—	7	7	7
Balance at March 31, 2004	20,477	928	$2,141	$96,989	$(1)	$(45)	$—	$(98,461)	$623	$106

See accompanying notes.

Iteris Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2002	2003	2004
Operating activities
Net loss from continuing operations	$(9,018)	$(5,256)	$(1,208)
Net income (loss) from discontinued operations	(17,120)	(7,892)	1,215
Extraordinary loss	(450)	—	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,816	816	857
Amortization of warrants	1,230	246	—
Amortization of deferred gain on sale-leaseback	—	(1,665)	(855)
Minority interest in earnings of subsidiary	1,910	3,818	3,034
Loss on sale of Iteris, Inc. common stock	1,596	310	—
Loss on disposal of assets	49	2	—
Gain on sale of product lines	(3,385)	—	—
Provision for losses on accounts receivable	102	—	—
Net assets (liabilities) of discontinued operations	17,735	(4,188)	241
Changes in operating assets and liabilities (Note 12)	(13,698)	9,020	(4,002)
Net cash used in operating activities	(18,233)	(4,789)	(718)

Investing activities
Purchases of property, plant and equipment, net	(426)	(518)	(558)
Proceeds from sale of product lines	9,884	—	—
Proceeds from sale of building	—	18,951	—
Purchase of net assets of acquired business	(200)	—	—
Other	677	(340)	99
Net cash provided by (used in) investing activities	9,935	18,093	(459)

Financing activities
Proceeds (repayments) from line of credit and long-term borrowings, net	28,720	—	(467)
Principal payments on line of credit and long-term debt	(30,929)	(16,912)	—
Proceeds from sale of subsidiary common and preferred stock	8,697	871	—
Proceeds from issuance of common stock and related warrants	—	2,766	3,813
Payments on notes receivable from employees	—	—	6
Net cash provided by (used in) financing activities	6,488	(13,275)	3,352
Increase (decrease) in cash	(1,810)	29	2,175
Cash and cash equivalents at beginning of year	2,218	408	437
Cash and cash equivalents at end of year	$408	$437	$2,612

See accompanying notes.

Iteris Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2004

1.                                      Formation and Operations

Iteris Holdings, Inc. (the “Company” or “Iteris Holdings”), formerly known as Odetics, Inc., designs, develops, markets and implements software based solutions that improve the safety and efficiency of vehicle transportation.  The Company incorporates its software into sensor systems (“Sensors”) that it sells to vehicle manufacturers in North America and Europe and to governmental agencies, principally in the United States.  It also develops transportation management information systems (“Systems”) for the intelligent transportation systems, or ITS, industry.  These systems are sold to local, state and national transportation agencies in the United States.  Iteris Holdings currently operates through its majority-owned subsidiary, Iteris, Inc.  Iteris Holdings was incorporated in Delaware in October 1987 as Odetics, Inc. and changed its name to Iteris Holdings, Inc. in September 2003.

The Company has incurred losses from operations during the fiscal years ended March 31, 2002 and 2003 of $2.4 million and $1.1 million, respectively, while reporting income from operations of $1.0 million for the fiscal year ended March 31, 2004.  However, the Company has reported negative operating cash flows for each of the years presented.  As of March 31, 2004, the Company had an accumulated deficit of $98.5 million and cash and cash equivalents on hand of $2.6 million.  The Company believes that its existing cash on hand and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures, debt and other obligations through the next 12 months.  The Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies.  If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S., generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets and goodwill.

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

Contract revenues are derived primarily from long-term contracts with governmental agencies.  Contract revenues include costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs.  Any anticipated losses on contracts are charged to earnings when identified.  Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to cost and revenue and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when their realization is reasonably assured.

In addition to product and contract revenue, the Company derives revenue from technology access fees and the provision of specific non-recurring contract engineering services. Technology access fees are amortized to revenue over the life the related agreement and are based on contractual values. Contract engineering revenues are recognized in the period in which services are performed based on contractual billing terms. Technology access fee revenues and contract engineering revenues are included in net sales on the accompanying statement of operations.

Revenues from follow-on service and support, for which the Company charges separately, is recorded in the period in which the services are performed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Concentration of Credit Risk

The Company maintains reserves for potential credit losses, estimating the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding greater than a certain period of time. The Company has recorded reserves for receivables deemed to be at risk for collection, as well as a general reserve based on historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables deemed to be at risk for collection including the current credit-worthiness of each customer. Such losses have historically been minimal and within management’s estimates. Receivables from customers are generally unsecured. At March 31, 2003 and 2004, accounts receivable from governmental agencies and prime government contractors were approximately $3.4 million and $3.5 million, respectively.  No customer or government agency had a receivable balance greater than 10% of net sales or contract revenues at March 31, 2003 and 2004.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, receivables, inventories, accounts payables and accrued expenses, approximates fair value because of the short period of time to maturity. The fair value of line of credit agreements approximate carrying value because the related rates of interest approximate current market rates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Equipment is depreciated principally by the declining balance method over its estimated useful life ranging from four to eight years.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment of the carrying value of its long-lived assets existed at March 31, 2004. The Company’s analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company’s strategic plan.  It is at least reasonably possible that the Company’s estimate of future undiscounted cash flows may change during fiscal 2005. If the Company’s estimate of future undiscounted cash flows should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company’s long-lived assets, in which case such assets would be written down to estimated fair value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities.

On April 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to Statement 142, upon adoption the Company tested its goodwill for impairment and, based upon recent sales of equity securities, determined that no impairment existed. Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. The Company performs the annual impairment review as of January 1 of each year. The 2004 annual review resulted in no impairment of the carrying value of goodwill. Adjusted net income (loss) and the related earnings (loss) per share impact of the adoption of Statement 142 is as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2002	2003	2004
Reported loss from continuing operations	$(9,018)	$(5,256)	$(1,208)
Add back goodwill amortization	1,208	—	—
Adjusted net loss from continuing operations	(7,810)	(5,256)	(1,208)
Income (loss) from discontinued operations, net of income taxes	(17,120)	(7,892)	1,215
Extraordinary loss on early extinguishment of debt	(450)	—	—
Adjusted net income (loss)	$(25,380)	$(13,148)	$7

Basic earnings (loss) per share:
Reported loss from continuing operations	$(0.80)	$(0.37)	$(0.06)
Add back goodwill amortization	0.11	—	—
Adjusted net loss from continuing operations per share	(0.69)	(0.37)	(0.06)
Income (loss) from discontinued operations, net of income taxes	(1.52)	(0.55)	0.06
Extraordinary loss on early extinguishment of debt	(0.04)	—	—
Adjusted net income (loss) per share	$(2.25)	$(0.92)	$0.00

Diluted earnings (loss) per share:
Reported loss from continuing operations	$(0.80)	$(0.37)	$(0.06)
Add back goodwill amortization	0.11	—	—
Adjusted net loss from continuing operations	(0.69)	(0.37)	(0.06)
Income (loss) from discontinued operations, net of income taxes	(1.52)	(0.55)	0.06
Extraordinary loss on early extinguishment of debt	(0.04)	—	—
Adjusted net income (loss)	$(2.25)	$(0.92)	$0.00

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Warranty

Unless otherwise stated, the Company provides a one to two year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses on the balance sheets.

The activity in accrued warranty obligations is as follows (in thousands):

	March 31,
	2002	2003	2004
Balance at beginning of year	$95	$249	$256
Additions charged to cost of sales	325	323	161
Warranty claims	(171)	(316)	(225)

Balance at end of year	$249	$256	$192

Comprehensive Income

The only component of accumulated other comprehensive income is the cumulative foreign currency translation adjustment recorded in stockholders’ equity (deficit).

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

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended March 31,
	2002	2003	2004
Numerator:
Net income (loss)	$(26,588)	$(13,148)	$7
Denominator:
Denominator for basic loss per share - weighted-average shares	11,267	14,276	19,454
Effect of dilutive securities:
Employee stock options and warrants	—	—	226
Denominator for diluted loss per share	11,267	14,276	19,680

Basic earnings (loss) per share	$(2.36)	$(0.92)	$0.00
Diluted earnings (loss) per share	$(2.36)	$(0.92)	$0.00

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees (“APB No. 25”) and related interpretations, and complies with the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (“SFAS 148”) providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently plan to change its stock-based employee compensation accounting to the fair value method. The accompanying financial statements reflect all of the disclosures required by SFAS 148.

In calculating pro forma information regarding net income (loss) and earnings (loss) per share, as required by SFAS 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumption:

	Years Ended March 31,
	2002	2003	2004

Dividend rate	0.0	0.0	0.0
Expected life – years	7.0	7.0	7.0
Risk-free interest rate	4.5	2.0	2.0
Volatility of common stock	0.4	0.4	0.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	Year Ended March 31,
	2002	2003	2004

Net income (loss) — reported	$(26,588)	$(13,148)	$7
Employee compensation expense under fair value method	(201)	(637)	(385)
Net loss — pro forma	$(26,789)	$(13,785)	$(378)
Basic and diluted earnings (loss) per share — reported	$(2.36)	$(0.92)	$0.00
Basic and diluted loss per share — pro forma	$(2.38)	$(0.97)	$(0.02)

Shipping and Handling Costs

Shipping and handling costs are included as cost of sales in the period during which the products ship.

Repair and Maintenance Costs

The Company incurs repair and maintenance costs in the normal course of business. Should the activity result in a permanent improvement to one of the Company’s leased facilities, the cost is capitalized as a leasehold improvement and amortized over its useful life or the remainder of the lease period, whichever is shorter.  Non- permanent repair and maintenance costs are charged to expense as incurred.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense totaled $71,000, $77,000 and $127,000 in the years ended March 31, 2002, 2003 and 2004, respectively.

Discontinued Operations

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation’s—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the Company adopted the provisions of SFAS 144 effective April 1, 2001.

In April 2001, the Company bifurcated its Gyyr subsidiary into the Gyyr Closed Circuit Television Products Line, which manufactured analog and digital storage systems, and the Gyyr Electronic Access Control division. In September 2001, the Company sold substantially all of the assets and certain liabilities of the Gyyr Closed Circuit Television Products line for $8.8 million. In connection with this sale, the Company changed the name of its Gyyr subsidiary to MAXxess Systems, Inc. (“MAXxess”).

In September 2001, the Company approved a plan to discontinue the operations of Mariner Networks, Inc. (“Mariner”) which was part of the Company’s telecom products segment. The aggregate losses recognized to write down the assets of Mariner to their fair value less cost to sell were approximately $6.7 million. In addition, the Company accrued $1.7 million for severance and other direct costs to exit the operation.  As of March 2004, the Company was in the process of settling certain employee obligations related to the discontinuance of Mariner operations in France.  The Company's estimated ultimate liability of $100,000 is included in accrued expenses on the March 31, 2004 balance sheet.

In March 2003, the Company ceased the development and sale of products in its Broadcast, Inc. subsidiary (“Broadcast”) and reduced the headcount in Broadcast to only support the existing customer contracts for service and support through their expiration dates. The aggregate losses recognized to write down the assets of Broadcast to their fair value less cost to sell were approximately $3.4 million. In addition, the Company accrued $400,000 for employees severed in March 2003 and other direct costs to wind down the operation.

On May 9, 2003, the Company completed the sale of substantially all of the assets of its Zyfer, Inc. (“Zyfer”) subsidiary for $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provides for future incentive payments of up to $1.0 million in each of the twelve month periods ended April 30, 2004 and 2005, based on the achievement of certain revenue goals related to the sale of Zyfer products or the licensing of its technologies.  Based on the terms of the sale agreement, Zyfer has 60 days to provide the Company with support for the incentive payments.  The Company is expecting to receive this information for fiscal 2004 by the end of June 2004.

In September 2003, the Company sold substantially all of the assets of MAXxess to an investor group that included certain members of the MAXxess management group. The consideration for the assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.4 million from the sale.

Asset write-downs and accrued costs are included in the income (loss) from discontinued operations in the years ending March 31, 2002, 2003 and 2004.  The results of operations of Broadcast, Mariner, Zyfer and MAXxess (including Gyyr) for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statements of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company’s debt.

The net sales and income (loss) from discontinued operations are as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004
Net sales and contract revenues:
MAXxess	$14,880	$6,232	$1,747
Zyfer	4,475	6,487	—
Broadcast	2,824	3,599	385
Mariner	533	—	—
Total net sales and contract revenues	$22,712	$16,318	$2,132

Net income (loss) from discontinued operations:
MAXxess	$3,845	$862	$199
Zyfer	(5,100)	(1,718)	—
Broadcast	(2,941)	(2,468)	(122)
Mariner	(4,563)	—	—
	(8,759)	(3,324)	77
Loss recognized upon discontinuance of operations	(8,361)	(4,909)	(1,226)
Gain on sale of assets of discontinued operations	—	341	2,364
Income (loss) from discontinued operations	$(17,120)	$(7,892)	$1,215

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

	March 31,
	2003	2004

Accounts receivable	$2,013	$—
Inventories	2,253	—
Prepaid expenses and other assets	207	—
Property, plant and equipment, net	764	—
Total assets of discontinued operations	$5,237	$—
Accounts payable	$2,925	—
Accrued expenses	2,071	—
Total liabilities of discontinued operations	$4,996	$—

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 25”) to require disclosure effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and net income (loss) per share in both annual and interim financial statements. The Company follows the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation changes the method of determining whether certain entities should be included in the Company’s Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003.  Adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the fiscal 2002 and fiscal 2003 consolidated financial statements have been reclassified to conform with the fiscal 2004 presentation.

2.                                      Restructuring Charges

During fiscal 2001 and 2002, the Company approved a number of actions to reduce operating expenses and improve profitability and cash flows. These actions included a reduction in workforce of 222 and 130 employees in 2001 and 2002 respectively. As a result of these actions, the Company recorded the following as restructuring charges (in thousands):

Severance and Related Costs

2001 restructuring charge	$367
Cash expenditures	(367)
Balance at March 31, 2001	—
2002 restructuring charge	1,142
Cash expenditures	(858)
Balance at March 31, 2002	284
Cash expenditures	(284)
Balance at March 31, 2003	$—

3.                                      Costs and Estimated Earnings on Uncompleted Contracts

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows (in thousands):

	March 31,
	2003	2004

Costs incurred on uncompleted contracts	$15,645	$20,840
Estimated earnings	1,173	2,084
	16,818	22,924
Less billings to date	(14,724)	(20,820)
	$2,094	$2,104

Included in accompanying balance sheets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,398	$2,653
Billings in excess of costs and estimated earnings on uncompleted contracts	(304)	(549)
	$2,094	$2,104

Costs and estimated earnings in excess of billings at March 31, 2003 and 2004 include $244,000 and $534,000 respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2004 are expected to be billed and collected during the year ending March 31, 2005.

4.                                      Revolving Lines of Credit and Long-Term Debt

In May 2001, the Company entered into a $16.0 million promissory note secured by a first trust deed on its principal facility in Anaheim, California, which bore interest at 10% per annum. The promissory note was paid in full at its scheduled maturity date in May 2002. In connection with the note the Company issued warrants to the lender to purchase 426,667 shares of Class A common stock at an exercise price of $4.00 per share and a warrant to purchase an additional 426,667 shares of Class A common stock at an exercise price of $1.28 per share.  The Company repriced the $4.00 per share warrants to $3.00 per share, in connection with a forbearance agreement negotiated in November 2001. The issuance of the warrants represented a discount on the note totaling $1.4 million, which was amortized over the life of the note.

Approximately $6.0 million of the proceeds of the promissory note were used to retire the pre-existing note payable on the Anaheim facility, which included a prepayment penalty of $450,000. This prepayment penalty is reflected as an extraordinary item in the accompanying consolidated statements of operations.

In August 2001, the Company through Iteris, Inc. entered into a loan and security agreement with a maximum available credit line of $5.0 million. At March 31, 2004, there were no outstanding borrowings under this line of credit and amounts available for future borrowing totaled $4.5 million.

Under the terms of the agreement, Iteris, Inc. may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the prime rate plus 2.0% (6.0% at March 31, 2004).  Additionally, Iteris, Inc. is obligated to pay an unused line fee of 0.5% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month, and a monthly collateral management fee of $2,000. The agreement is secured by substantially all of Iteris Inc.’s assets and expires in August 2004. Either party can terminate the agreement with thirty days written notice. Should Iteris, Inc. elect to terminate the agreement, a one-time termination fee of 3.0%, 2.0% and 1.0% of the maximum credit limit would apply in years 1 through 3, respectively.

In February 2002, the Company entered into a $1.25 million line of credit with a partnership controlled by the Company’s Chairman of the Board. The line of credit is collateralized by substantially all of the Company’s assets other than real property. Borrowings on the line of credit bear interest at the prime rate plus 4.0% (8.0% at March 31, 2004) and matures in April 2004.

Borrowings on the line of credit totaled $1.25 million at March 31, 2003 and $100,000 at March 31, 2004.  Interest expense under the line of credit totaled $8,000, $110,000 and $6,000 in the years ended March 31, 2002, 2003 and 2004, respectively.

In October 2002, the Company entered into a receivables purchase agreement with a partnership controlled by the Company’s Chairman of the Board to sell certain receivables. Under certain conditions of the agreement the Company may be required to buy back any uncollected receivables. The total amount transferred under the agreement was $1.2 million with $400,000 uncollected as of March 31, 2003 and no accounts were uncollected as of March 31, 2004. The total fees and interest expense under the agreement was $100,000 during the year ended March 31, 2003.

On July 1, 2003, the Company entered into a $811,347 promissory note with its landlord as a concession for relief on the ten year lease term of the Anaheim facility. The note accrues interest at a rate of prime plus 2.0% (6.0% at March 31, 2004). Under the terms of the agreement accrued interest for the period from July 1, 2003 through June 20, 3004 will be added to the principal balance. Beginning on October 1, 2006, the Company will make four equal quarterly payments of principal and accrued interest and on July 2, 2007 all outstanding accrued interest and principal shall be payable in full.

On October 9, 2003, the Company entered into a $126,473 note payable agreement to settle trade payables. The note is secured by the equipment related to the payable. The note bears interest at 4.0% and is payable in monthly installments of $3,850 for 36 months and is payable in full on October 20, 2006.

Long-term debt consisted of the following (in thousands):

	March 31,
	2003	2004

Note payable, accruing interest at 4.0%, payable in monthly installments of $3,850 until October 2006	$—	$109
Notes payable, accruing interest at prime plus 2.0% (6.0%) at March 31, 2004, quarterly payments of principal and interest to begin on October 1, 2006 until July 1, 2007	—	811
Note payable in connection with capital lease	15	13
	15	933
Less current portion	—	(42)
	$15	$891

5.                                      Income Taxes

The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004

Income tax (benefit) provision at statutory rates	$(2,683)	$(489)	$655
State income taxes net of federal benefit	—	4	20
Change in valuation allowance associated with federal deferred tax assets	1,446	330	(611)
Nondeductible goodwill amortization	176	—	—
Other permanent differences	276	155	36
	$(785)	$—	$100

The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2003	2004
Deferred tax assets:
Net operating losses	$19,289	$20,244
Book over tax depreciation	6,025	5,323
Credit carry forwards	1,999	2,420
Deferred compensation and payroll	1,231	977
Bad debt allowances and other reserves	265	209
Other, net	406	202
Total deferred tax assets	29,215	29,375
Valuation allowance	(28,748)	(28,119)
Net deferred tax assets	467	1,256

Deferred tax liabilities:
Capitalized interest and taxes	(421)	(404)
Other, net	(46)	(31)
Total deferred tax liabilities	(467)	(435)
Net deferred taxes	$—	$821

The components of current and deferred federal and state income tax benefits and provisions are as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004

Current income tax (benefit) provision
Federal	$(785)	$35	$891
State	—	—	30
Deferred income tax (benefit) provision
Federal	—	(35)	(821)
State	—	—	—
Net income tax (benefit) provision	$(785)	$0	$100

At March 31, 2004, the Company had approximately $1.7 million in federal general business credit carryforwards that begin to expire in 2006 and $707,000 in state general business credit carryforwards that can be carried forward indefinitely. The Company had $51.1 million of federal net operating loss carryforwards at March 31, 2004 that begin to expire in 2019 and $31.0 million of state net operating loss carryforwards that begin to expire in 2005. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax asset related to these credits and net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense.

The Company’s ownership interest in Iteris, Inc. is below the threshold required for the Company to file a consolidated tax return. As a result, Iteris, Inc. is not included in the Company’s consolidated group for federal income tax purposes, and instead is required to file a separate income tax return.

At March 31, 2004, the Company recorded a valuation allowance against its net deferred tax assets of approximately $28.0 million. FASB Statement 109 “Accounting for Income Taxes” ("SFAS 109"). SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities potential carryback, projected future taxable income, tax planning strategies, and recent financial performance. In accordance with SFAS 109 at March 31, 2004, the Company has established a partial valuation allowance against its existing net deferred tax assets, and recorded a net deffered tax asset of $821,000 related to Iteris, Inc.

Because of the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

6.                                      Associate Incentive Programs

Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in 2002, 2003 or 2004.

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have thirteen investment choices, one of which is the purchase of Iteris Holdings’ Class A common stock at market price. Company matching contributions were approximately $722,000, $544,000 and $403,000 in 2002, 2003 and 2004, respectively.

7.                                      Deferred Compensation Plans

During 1986, the Company adopted an Executive Deferral Plan under which certain executives may defer a portion of their annual compensation. All deferred amounts earn interest, generally with no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $66,000, $43,000 and $0 for 2002, 2003 and 2004, respectively.

8.                                      Equity

The Company has two classes of common stock outstanding — the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are identical in all respects except for voting and conversion rights.  The holders of the Class A common stock are entitled to elect 25% of the Board of Directors rounded up to the nearest whole number, or two directors, and the holders of the Class A common stock and the Class B common stock, voting together as a single class, are entitled to elect the balance of the Board, or six directors. On all other matters to be addressed by a stockholder vote, the holders of Class A common stock have one-tenth of one vote per share held and the holders of Class B common stock have one vote per share held. In addition, each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder of such Class B common stock.

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to any dividends that may be declared by the board of directors.  Upon dissolution, liquidation or winding up, holders of common stock are entitled to share ratably in net assets after payment or provision for all liabilities and any preferential liquidation rights of preferred stock then outstanding.  Common stockholders do not have preemptive or redemption rights.  The rights, preferences and privileges of holders of common stock will be subject to those of the holders of any shares of common stock and preferred stock the Company may issue in the future.

The Company’s certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock.  As of March 31, 2003 and 2004, there are no outstanding shares of preferred stock, and the Company does not have any plans to issue any shares of preferred stock.  The Company’s board of directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights.

In July 2001 the company’s subsidiary, Iteris, Inc. issued 1,781,268 shares of its Series A preferred stock (Iteris, Inc. preferred stock) to an institutional investor in exchange for $5.0 million in cash. In addition, Iteris, Inc. issued 1,343,645 shares of its Iteris, Inc. preferred stock and 547,893 shares of its common stock in exchange for $500,000 in cash and the retirement of its $3.75 million Subordinated Convertible Promissory Note plus related accrued interest of $375,000.

Shares of Iteris, Inc. preferred stock are convertible into shares of Iteris, Inc. common stock at the conversion rate in effect at the time, as defined.  Each share of Iteris, Inc. preferred stock will automatically convert into shares of Iteris, Inc. common stock immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 with aggregate gross proceeds to the Company of not less than $30.0 million and price per share of not less than two times the original Iteris, Inc. preferred stock issue price of $2.80 per share.

In the event that the Company failed to consummate an initial public offering of Iteris, Inc. common stock or complete a sale of Iteris, Inc. to a third party with aggregate proceeds of $25.0 million by January 1, 2004 and/or the holders of Iteris, Inc. preferred stock elect not to exercise their rights to convert into common stock, the Company was obligated to redeem the Iteris, Inc. preferred stock at a sum equal to two times the original Iteris, Inc. preferred stock issue price.

At March 31, 2004, the liquidation preference on Iteris, Inc. preferred stock totaled $17.5 million. The difference between the initial issue price, net of related issuance costs, and the liquidation preference is being amortized over the redemption period and is reflected in minority interest in earnings of subsidiary in the accompanying consolidated statement of operations.

Prior to January 1, 2004, holders of the Iteris, Inc. Series A Preferred Stock granted the Company an extension of the redemption date until May 31, 2004. On May 28, 2004, the Company completed the purchase of all the outstanding shares of the preferred stock of Iteris, Inc. (Note 14).

In August and December 2001, the Company sold 1,539,241 shares of Iteris, Inc. common stock that it held at an aggregate purchase price of $3.8 million to a group of investors, which included certain members of management of the Company and Iteris, Inc.. In connection with this transaction, the Company realized a loss of $1.6 million which is reflected in other income (net) in the accompanying consolidated statements of operations.

In April 2002 and February 2003, the Company sold 322,581 shares of Iteris, Inc. common stock that it held at an aggregate purchase price of $900,000 to a group of investors, which included certain members of management of the Company and Iteris, Inc.. In connection with this transaction, the Company realized a loss of $300,000 that is reflected in other income (expense), net in the accompanying consolidated statements of operations.  In February 2003, Iteris, Inc. purchased back from the Company 288,500 shares of Iteris, Inc. common stock that the Company held.  The Company realized a loss of $310,000 on this transaction, which is reflected in other income, net in the accompanying consolidated statements of operations.  At March 31, 2004, the Company held 75.1% of the outstanding common stock of Iteris, Inc.

On August 16, 2002, the Company completed a private placement of 2,500,000 of its Class A common stock to an institutional investor for $3.0 million in cash. The transaction, net of expenses, raised net proceeds of approximately $2.7 million. In connection with this offering, the Company also issued warrants to the investor to purchase up to another 1,250,000 shares at an exercise price of $1.50 per share, and up to 1,250,000 shares at an exercise price of $1.80 per share. The warrants are exercisable at any time by the investor, and are callable by the Company if the market price of the Company’s Class A common stock trades for 20 consecutive days at a price equal or greater than two times the exercise price of the warrants and expire in August 2007. The fair value of these warrants was $712,500 calculated using the Black Scholes Model. The warrants are considered a cost of raising capital and were recorded in equity as an offset to additional paid-in capital. The proceeds from the August 2002 transaction were used to fund general working capital requirements. In March 2004, 1,250,000 warrants at $1.50 per share become callable and were exercised by the holder.

In July 2003, the Company completed a private placement of 3,666,666 of its Class A common stock to seven accredited investors for net proceeds of $1.9 million in cash. In connection with this offering,  The Company also issued warrants to purchase an additional 366,666 shares of class A common stock at an exercise price of $1.50 per share.  The fair value of these warrants was $55,000 calculated using the Black Scholes Model.  The warrants are considered a cost of raising capital and were recorded in equity as an offset to additional paid-in capital.  The warrants expire in July 2006 and became exercisable in January 2003.

In September 2003, the Company issued 425,000 shares of its Class A common stock valued at $255,000 and 75,000 warrants at an exercise price of $5.00 per share, to settle liabilities related to the sale lease-back of the Anaheim facility and the renegotiation of the related lease.  The warrants are immediately exercisable and expire in July 2010. The fair value of these warrants was $5,250 calculated using the Black Scholes Model.  The value of the warrants was recorded as a reduction of the deferred gain on the sale of the building.

During fiscal year 2004, the Company issued 657,132 shares of its Class A common stock valued at $578,000 and 89,332 shares of its Class A common stock valued at $151,000 to settle 401(k) match liabilities and prior trade liabilities in Company stock, respectively.

In November 2001, the Company issued 426,667 warrants to purchase shares of the Company’s class A common stock at an exercise price of $3.00 per share and 426,667 warrants to purchase shares of the Company’s class A common stock at an exercise price of $1.28 per share (Note 4).  The $1.4 million value of these warrants represented a discount in connection with the promissory note on the Company’s Anaheim, California facility and was being amortized to interest expense over the life of the note. The warrants are immediately exercisable and expire in May 2006. On May 28, 2002 the note was repaid in full from proceeds from the sale of the Anaheim facilities (Note 10) and the remaining unamortized discount was recorded as a reduction of the gain on the sale. In March 2004, 200,000 warrants at $1.28 per share were exercised by the holder.

In September 2002, the Company issued 75,000, 50,000 and 62,500 warrants at exercise prices of $1.44, $1.68 and $1.95, respectively, in connection with prior year fund raising activities. The warrants are immediately exercisable and expire in August 2007. The fair value of these warrants was $130,000 calculated using the Black Scholes Model.  The warrants are considered a cost of raising capital and were recorded in equity as an offset to additional pain-in capital.

As of March 31, 2004, the Company had outstanding warrants to purchase 2,532,500 shares of its common stock at a weighted average exercise price of $2.00 per share.  Exercise prices range from $1.28 to $5.00 per share.  All of the warrants are presently exercisable.

9.                                      Stock Option Plans

The Company has adopted the Iteris Holdings 1997 Stock Incentive Plan, which provides that options for shares of the Company’s unissued Class A common stock may be granted to directors, associates and consultants to the Company. Options granted enable the option holder to purchase one share of Class A common stock at prices which are equal to or greater than the fair market value of the shares at the date of grant. Options expire ten years after the date of grant or 90 days after termination of employment and vest ratably at 33% on each of the first three anniversaries of the grant date.

A summary of all Company stock option activity is as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	804	$8.44	329	$8.37	962	$3.73
Granted	30	2.28	659	1.38	230	0.78
Exercised	—	—	—	—	—	—
Cancelled	(505)	8.06	(26)	4.29	(60)	6.76
Options outstanding at end of year	329	$8.37	962	$3.73	1,132	$2.98
Exercisable at end of year	237		879		778
Available for grant at end of year	1,322		689		519
Weighted average fair value of options granted		$1.20		$0.68		$0.55

The exercise price for options outstanding as of March 31, 2004, ranged from $0.65 to $15.625.

The weighted-average remaining contractual life of those options is 6.9 years.

Iteris, Inc.’s Stock Options

The following table summarizes information regarding the Company’s stock options at March 31, 2004:

Exercise Price	Number of shares outstanding	Number of shares Exercisable	Weighted Average Remaining Contractual Life (in Years)
$0.65	200,000	29,167	9.4
$0.78	30,000	—	9.4
$1.02	30,000	10,000	8.4
$1.40	607,000	483,666	5.5
$2.28	30,000	20,000	7.4
$4.63	66,601	66,601	3.8
$5.69	21,000	21,000	4.4
$8.00	5,000	5,000	5.1
$10.31	67,500	67,500	5.5
$14.13	45,000	45,000	6.3
$15.63	30,000	30,000	6.4
	1,132,101	777,934	6.9

In September 1997, the Company’s subsidiary Iteris, Inc. granted options to purchase up to 899,960 shares of Iteris, Inc.’s common stock to certain members of its senior management at an exercise price of $1.07 per share. As of March 31, 2004, options to purchase 759,345 shares of common stock were outstanding.

In addition to the 1997 Plan, the Company’s Board of Directors adopted and approved the 1998 Stock Incentive Plan (the “Plan”), as amended in February 2000, authorizing 3,000,000 shares of Iteris Inc.’s common stock for issuance under the Plan. Options to purchase 3,280,964 shares of Iteris, Inc.’s common stock, at exercise prices ranging from $1.60 to $9.07 per share, were outstanding at March 31, 2004. Under the Plan, options expire ten years after date of grant or 90 days after termination of employment. The options granted vested ratably at 25% on each of the first four anniversaries of the grant date.

10.                               Commitments

On May 28, 2002, the Company completed the sale and leaseback of its Anaheim, California facility for an aggregate sale price of $22.6 million. Under the terms of the sale and leaseback agreement, the Company will continue to lease one of the two buildings located on the property for an initial ten-year period at a rate of $152,150 per month and the other building for a period of 30 months at a rate of approximately $57,553 per month. Approximately $16.4 million of the proceeds from the sale was used to repay the outstanding indebtedness and accrued interest under a promissory note that was secured by a first deed of trust on the Anaheim facility (Note 4),  at March 31, 2003, $2.5 million was being held in escrow as a security deposit on future lease payments and is included in restricted cash on the accompanying consolidated balance sheets at March 31, 2003.  The balance of the proceeds was available for general working capital purposes. The gain on the sale of the facility was approximately $8.2 million, of which $640,000 was recognized immediately and the remainder was deferred and is being amortized against rent expenses over the term of the leases.

On July 1, 2003, the Company renegotiated the terms of its existing lease for its Anaheim facilities whereby the initial lease term of ten years was reduced to four years and the Company was relieved of its obligation to lease both buildings.  Under the terms of the new lease, the Company is only responsible for 86,000 square feet at a rate of $73,340 per month.  In addition, the Company has a sub-lease for 10,000 of the 86,000 square feet at its Anaheim, California facility for a period of four years at a monthly rate of $10,000.  The aggregate future minimum rentals of the sublease are $120,000 for the year ending March 31, 2005 and 2006, respectively, and $70,000 for the year ending March 31, 2007.  Also, as a result of the new lease, $2.5 million of restricted cash was released to the Company and the deferred gain on the sale of the building was adjusted to reflect the changes in the lease term.  The remaining deferred gain was $1.8 million at March 31, 2004.

The Company has gross lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases at March 31, 2004 is as follows (in thousands):

Fiscal Year

2005	$1,205
2006	984
2007	897
2008	513

Rent expense under operating leases totaled $1,139,000, $2,597,000 and $2,241,000, respectively, for the years ended March 31, 2002, 2003 and 2004.

Common stock reserved for future issuance at March 31, 2004:

Issuable under stock options plans	1,651,000
Issuable upon the exercise of warrants	2,532,500
4,183,500

11.                               Business Segment and Geographic Information

The Company currently operates in two reportable segments: Sensors and Systems. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.

The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  Transactions between segments are reported at the fair value of the revenue earned or services provided in the appropriate segments financial records.

All segment revenues are derived from external customers.

Selected financial information for the Company’s reportable segments as of and for the years ended March 31, 2001, 2002 and 2003 follows (in thousands):

	Sensors	Systems	Total
Year Ended March 31, 2002
Revenue from external customers	$17,104	$20,205	$37,309
Depreciation and amortization	339	1,444	1,783
Allocated goodwill	200	9,567	9,767
Segment income	522	3,370	3,922

Year Ended March 31, 2003
Revenue from external customers	$19,112	$22,283	$41,395
Depreciation and amortization	253	452	705
Allocated goodwill	200	9,607	9,807
Segment income (loss)	(190)	2,302	2,112

Year Ended March 31, 2004
Revenue from external customers	$22,470	$21,813	$45,283
Depreciation and amortization	233	440	673
Allocated goodwill	200	9,607	9,807
Segment income	286	2,207	2,493

The Sensor segment had three customers with revenues greater than 10.0% of total segment revenues which accounted for approximately 42.1% of the $22.5 million.  The Systems segment had one customer with revenues greater than 10.0 % of total segment revenues which accounted for approximately 20.0% of the $21.8 million.

The following reconciles segment income loss to consolidated income (loss) from continuing operations before minority interest and income taxes and segment assets to consolidated assets (in thousands):

	March 31,
	2002	2003	2004
Segment income
Total income for reportable segments	$3,922	$2,112	$2,493
Unallocated amounts:
Corporate and other expenses	(6,483)	(2,789)	(444)
Restructuring charges	(1,142)	—	—
Interest expense, net	(4,190)	(761)	(123)
Income (loss) from continuing operations before income taxes	$(7,893)	$(1,438)	$1,926

Assets
Total assets for reportable segments	$25,309	$26,005	$28,856
Assets held at Corporate	26,929	8,837	1,195
Total assets	$52,238	$34,842	$30,051

The Company’s revenues from continuing operations are generated and the Company’s assets are held substantially in the United States.

12.                               Supplemental Cash Flow Information (in thousands)

	Year Ended March 31,
	2002	2003	2004
Net cash provided by (used in) operating assets and liabilities
Accounts Receivable	$(2,912)	$(518)	$(88)
Net costs and estimated earnings in excess of billings	(138)	187	(10)
Inventories	(6,203)	(741)	305
Prepaids and other assets	(969)	(1,388)	1,186
Deferred gain on sale of building	—	7,690	(3,396)
Accounts payable and accrued expenses	(3,476)	3,790	(2,057)
Deferred revenues	—	—	226
Net cash provided by (used in) operating assets and liabilities	$(13,698)	$9,020	$(4,002)
Cash paid (received) during the year:
Interest	$2,514	$507	$123
Income taxes paid (refunded)	—	—	320
Noncash transactions during the year:
Proceeds from sale leaseback held in escrow	$—	$2,516	$—
Contribution of common stock to 401(k) Plan	791	141	578
Issuance of common stock to settle liabilities	390	—	416
Exchange of note payable and accrued interest for Iteris, Inc.’s common stock	4,203	—	—
Stock issuance in connection with acquistion	2,737	—	—

13.                               Legal Proceedings

From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations, financial position or cash flows.

14.                               Subsequent Events

On May 28, 2004, (the “Closing Date”), the Company completed the purchase of all of the outstanding shares of the Series A preferred stock of Iteris, Inc. ("the Series A Preferred Stock"), which shares were held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for a payment of approximately $17.5 million in cash.  In addition, the Company acquired all of the shares of the common stock of Iteris, Inc. held by DCV in exchange for the issuance of 1,219,445 shares of the Class A common stock.  The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement, dated March 31, 2004, by and among the Company, Iteris, Inc., DCV and Hockenheim (the “Purchase and Exchange Agreement”).

Pursuant to the Purchase and Exchange Agreement, the Company purchased 3,124,913 shares of the Series A Preferred Stock of Iteris from DCV and Hockeneheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the preferred stock.  The purchase of the shares was financed principally with a $10.1 million convertible debenture financing completed in May 2004, with a group of institutional investors, in addition to a $5.0 million senior credit facility arranged through a bank.

In accordance with the Purchase and Exchange Agreement, the Company issued 1,219,445 shares of its Class A common stock (the “Exchange Shares”) to DCV in exchange for 547,893 shares of the common stock of Iteris, Inc. held by DCV.  Subject to certain exceptions, DCV has agreed not to sell or otherwise transfer the Exchange Shares during the year following the Closing Date.  However, beginning on November 28, 2005, DCV may require the Company to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require Iteris Holdings to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share.  All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007.

Beginning on May 28, 2005, DCV will have the right to request registration of all of the shares of the Class A common stock of the Company held by it.  In the event the Company decides not to file a registration statement for all such shares, DCV may require repurchase of any or all of its shares of the Company’s common stock at a purchase price of $1.438 per share.

In order to finance the purchase of the shares of the Series A Preferred Stock, the Company entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004 (the “Debenture and Warrant Purchase Agreement”) with a group of institutional investors, which included certain officers of the Company, pursuant to which it sold and issued subordinated convertible debentures in the aggregate principal amount of $10.1 million and issued warrants to purchase an aggregate of 639,847 shares of its Class A common stock.

The debentures are due in five years, provide for 6.00% annual interest, payable quarterly, and are convertible into the Company's Class A common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount being redeemed; and from May 19, 2008 until the maturity date of May 18, 2009, the debentures may be redeemed at 110% of the principal amount being redeemed.

Pursuant to the Debenture Purchase Agreement, each investor also received two warrants to purchase shares of the Company's Class A common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of the Company's Class A common stock at an exercise price of $3.83 per share and a second warrant to purchase approximately 0.03100 shares of the Company's Class A common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants expire on May 18, 2009.

In conjunction with the Debenture and Warrant Purchase Agreement the Company issued 34,036 warrants to purchase shares of its Class A common stock at $3.61 per share as commissions related to the transaction. The warrants expire on May 18, 2009.

The Company has agreed to register for resale the shares underlying the debentures and the warrants.  Under the terms of the Debenture and Warrant Purchase Agreement, the Company may be required to make certain payments to the investors if it does not file a registration statement with the Securities and Exchange Commission (“SEC”) on or prior to July 14, 2004 or if it does not respond to comments to such registration statement, if any, from the SEC within certain time limits.  In addition, the Company has granted to each investor a right of first offer with respect to new issuances of its securities, subject to certain exceptions.

Concurrent with the issuance of the debentures, Iteris, Inc., entered into a $5.0 million term note payable with a bank. Proceeds from the note payable were used to purchase Iteris, Inc. preferred stock as described above. The note is due in four years, on May 27, 2008, and provides for monthly payments of principal and interest of approximately $104,000. Interest accrues at the current stated prime rate plus 0.5% through June 30, 2004 and then at the current stated prime rate plus 0.25% thereafter.

Also on May 28, 2004, Iteris, Inc. renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank. The new agreement has a one year term and expires on August 1, 2005 and a maximum available credit line of $5.0 million. Under the terms of the new agreement, Iteris, Inc. may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the current stated prime rate.  Additionally, Iteris, Inc. is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There is no monthly collateral management fee associated with the new line of credit and no pre-payment or early termination fees. The 1.0% cancellation fee to terminate the prior line was waived by the bank.

Both the term note payable and the line of credit are secured by substantially all of the Iteris, Inc.’s assets.

15.                               Supplementary Quarterly Consolidated Financial Data (Unaudited)

All quarters presented in the following schedule have been restated for the discontinuance of Broadcast, Zyfer, Mariner, Gyyr and MAXxess (in thousands, except per share amounts):

	Net Sales	Gross Profit	Income (loss) from Continuing Operations	Net Income (loss)	Income (loss) per Share from Continuing Operations
June 30, 2001	$7,711	$2,756	$(2,116)	$(7,775)	$(0.20)
September 30, 2001 (1)	9,637	4,222	(3,164)	(15,164)	(0.30)
December 31, 2001	9,799	4,203	(3,370)	(2,331)	(0.29)
March 31, 2002	10,162	5,684	(368)	(1,318)	(0.03)
	$37,309	$16,865	$(9,018)	$(26,588)	$(0.80)*

June 30, 2002	$10,258	$4,236	$(782)	$(1,300)	$(0.06)
September 30, 2002	9,685	3,987	(1,308)	(2,617)	(0.09)
December 31, 2002	10,565	4,268	(1,056)	(905)	(0.07)
March 31, 2003 (2)	10,887	4,428	(2,110)	(8,326)	(0.15)
	$41,395	$16,919	$(5,256)	$(13,148)	$(0.37)*

June 30, 2003	$11,530	$4,547	$(1,259)	$(1,954)	$(0.08)
September 30, 2003 (3)	11,250	4,441	207	2,584	0.01
December 31, 2003	11,128	4,402	(740)	(740)	(0.04)
March 31, 2004 (4)	11,375	4,423	584	117	0.03
	$45,283	$17,813	$(1,208)	$7	$(0.06)*

*	Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

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

(3)

In September 2003, the Company sold substantially all of the assets of MAXxess to an investor group that included certain members of the MAXxess management group. The consideration for the assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million from the sale.

(4)

The fourth quarter ended March 31, 2004 included a reduction of $644,000 of income tax provisions due to the release of valuation allowances related to Iteris, Inc. deferred tax assets. It was determined in the 4th quarter that the Company would have sufficient taxable income on a carryback basis to quantify the deferred tax asset.

Schedule II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Accounts	Deductions Describe	Balance at End of Period

Year Ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$600,000	$—	$(485,000)		$115,000
Reserve for inventory obsolescence	2,048,000	65,000	(1,735,000)	—	378,000
Year Ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$115,000	$78,000	$(37,000)	—	$156,000
Reserve for inventory obsolescence	378,000	—	(130,000)	—	248,000
Year Ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$156,000	$87,000	(39,000)	—	$204,000
Reserve for inventory obsolescence	248,000	251,000	(100,000)	—	399,000

S-1