Form 10-Q
period 2004-06-30
ITERIS HOLDINGS  INC
filed 2004-08-16
CIK 350868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

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

Number of shares of Common Stock outstanding as of August 10, 2004:

Class A Common Stock  - 24,762,636 shares.

Class B Common Stock  - 922,067 shares.

ITERIS HOLDINGS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this Report, “Iteris Holdings,” the “Company,” “we,” “us” and “our” collectively refer to Iteris Holdings, Inc. and its subsidiary, Iteris, Inc.

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	March 31, 2004

ASSETS:

Current assets:
Cash	$721	$2,612
Trade accounts receivable, net	8,163	8,255
Notes receivable from sale of business units	125	125
Costs and estimated earnings in excess of billings on uncompleted contracts	2,243	2,653
Inventories:
Finished goods	458	542
Work in process	573	294
Materials and supplies	2,611	2,762
Total inventories	3,642	3,598

Prepaid expenses	583	323
Deferred tax assets	821	821
Total current assets	16,298	18,387

Property, plant and equipment:
Equipment, furniture and fixtures	7,994	7,821
Allowance for depreciation	(6,380)	(6,179)
Property, plant and equipment, net	1,614	1,642

Goodwill and intangible assets, net	21,660	9,807
Other assets	1,325	215
Total assets	$40,897	$30,051

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

	June 30, 2004	March 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$3,136	$3,560
Accrued payroll and related expenses	2,934	3,218
Accrued expenses	635	838
Billings in excess of costs and estimated earnings on uncompleted contracts	334	549
Deferred revenue	45	226
Income taxes payable	109	485
Revolving line of credit with related party	100	100
Revolving line of credit	1,064	—
Current portion of long-term debt and capital leases	1,295	42
Total current liabilities	9,652	9,018

Deferred gain on sale of building	1,633	1,774

Long-term debt and capital leases	4,523	891

Convertible debentures	10,100	—

Minority interest	610	17,745

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,559	2,140
Additional paid-in capital	109,360	96,989
Notes receivable from associates	(45)	(45)
Accumulated deficit	(97,495)	(98,461)
Total stockholders’ equity	14,379	623
Total liabilities and stockholders’ equity	$40,897	$30,051

See accompanying notes.

ITERIS HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Three Months Ended June 30,
	2004	2003
Net sales and contract revenues:
Net sales	$6,903	$5,755
Contract revenues	4,538	5,775
Total net sales and contract revenues	11,441	11,530

Costs and expenses:
Cost of sales	3,546	3,096
Cost of contract revenues	2,946	3,887
Gross profit	4,949	4,547
Selling, general and administrative expense	3,600	3,650
Research and development expense	793	1,044
Total operating expenses	4,393	4,694
Operating income (loss)	556	(147)
Non-operating income (expense):
Other income, net	923	—
Interest expense, net	(70)	(32)
Income (loss) before income taxes	1,409	(179)
Income tax expense	(75)	(220)
Income (loss) from continuing operations before minority interest	1,334	(399)
Minority interest in earnings of subsidiary	(368)	(860)
Income (loss) from continuing operations	$966	(1,259)
Loss from discontinued operations	—	(695)
Net income (loss)	$966	$(1,954)
Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$0.04	$(0.08)
Loss from discontinued operations	—	(0.05)
Earnings (loss) per share	$0.04	$(0.13)
Diluted:
Earnings (loss) from continuing operations	$0.04	$(0.08)
Loss from discontinued operations	—	(0.05)
Earnings (loss) per share	$0.04	$(0.13)
Shares used in calculating earnings (loss) per share:
Basic	23,464	15,117
Diluted	24,865	15,117

See accompanying notes.

ITERIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss) from continuing operations	$966	$(1,259)
Net loss from discontinued operations	—	(695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	209	212
Minority interest in earnings of subsidiary	368	—
Amortization of deferred gain on sale leaseback transactions	(141)	(304)
Changes in operating assets and liabilities, net	(1464)	1099
Net cash used in operating activities	$(62)	$(947)

Cash flows from investing activities
Purchases of property, plant and equipment	(173)	(92)
Other	—	(135)
Net cash used in investing activities	(173)	(227)

Cash flows from financing activities
Proceeds from borrowings on line of credit, long-term debt and capital lease obligations, net	5,949	777
(Costs) proceeds from issuance of common stock	(15)	167
Proceeds from stock option and warrant exercises	470	—
Purchase of Iteris, Inc. preferred stock	(17,543)	—
Proceeds from issuance of convertible debentures	9,483	—
Net cash (used in) provided by financing activities	(1,656)	944
Decrease in cash	(1,891)	(230)
Cash at beginning of year	2,612	437
Cash at end of period	$721	$207

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Operations

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris Holdings, Inc. (the “Company” or “Iteris Holdings”) as of June 30, 2004 and the consolidated results of operations and cash flows for the three months ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, which was filed with the Securities and Exchange Commission.

Iteris Holdings designs, develops, markets and implements software based solutions that improve the safety and efficiency of vehicle transportation.  The Company incorporates its software into sensor systems (“Sensors”) that it sells to vehicle manufacturers in North America and Europe and to governmental agencies, principally in the United States.  It also develops transportation management information systems (“Systems”) for the intelligent transportation systems, or ITS, industry.  These systems are sold to local, state and national transportation agencies in the United States.  Iteris Holdings currently operates through its majority-owned subsidiary, Iteris, Inc.  Iteris Holdings was incorporated in Delaware in October 1987 as Odetics, Inc. and changed its name to Iteris Holdings, Inc. in September 2003.

During the three months ended June 30, 2004, the Company issued $10.1 million in convertible debentures and Iteris, Inc. entered into a $5.0 million term loan with a bank in order to raise funds to purchase all 3,124,913 shares of Series A preferred stock of Iteris, Inc. for $17.5 million.  Additionally, the Company exchanged 3,858,527 shares of its Class A common stock valued at $11.9 million at the exchange date for 1,867,434 of common stock of Iteris, Inc. increasing the Company’s total ownership in Iteris, Inc. to 91.9% on June 30, 2004 (Note 4).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The statements of operations and statements of cash flows for the three months ended June 30, 2003 have been restated to reflect the discontinuation of all operations except those of Iteris, Inc.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets, and goodwill.

Revenue Recognition

Product revenues and related cost of sales are recognized upon the transfer of title, which generally occurs upon shipment or, if required, upon acceptance by the customer, provided that the Company believes collectibility of the net sales amount is reasonably assured.  Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

Contract revenues are derived primarily from long-term contracts with governmental agencies.  Contract revenues include costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs.  Any anticipated losses on contracts are charged to earnings when identified.  Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to recognized costs and revenues and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when their realization is reasonably assured.

In addition to product and contract revenue, the Company derives revenue from technology access fees and the provision of specific non-recurring contract engineering services. Technology access fees are amortized to revenue over the life of the related agreement. Contract engineering revenues are recognized in the period in which services are performed based on contractual billing terms. Technology access fee revenues and contract engineering revenues are included in net sales on the accompanying statements of operations.

Revenues from follow-on service and support, for which the Company charges separately, is recorded in the period in which the services are performed and are included in net sales or contract revenues.

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

Fair Values of Financial Instruments

Fair values of cash, receivables, inventories, accounts payables and accrued expenses, approximates fair value because of the short period of time to maturity. The fair value of line of credit agreements, long term debt and convertible debentures, approximate carrying value because the related rates of interest approximate current market rates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Equipment is depreciated principally by the declining balance method over its estimated useful life ranging from four to eight years.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes there were no indicators of impairment of the carrying value of its long-lived assets at June 30, 2004.

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Numerator:
Net income (loss)	$966	$(1,954)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	23,464	15,117
Effect of dilutive securities:
Employee stock options and warrants	1,401	—
Denominator for diluted loss per share	24,865	15,117

Basic earnings (loss) per share	$0.04	$(0.13)
Diluted earnings (loss) per share	$0.04	$(0.13)

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Warranty

Unless otherwise stated, the Company provides a one to two year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses on the accompanying condensed consolidated balance sheets.

The activity in accrued warranty obligations is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Balance at beginning of year	$204	$281
Additions charged to cost of sales	45	67
Warranty claims	(59)	(38)

Balance at end of period	$190	$310

Stock Based Compensation

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

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently plan to change its stock-based employee compensation accounting to the fair value method. The accompanying financial statements reflect all of the disclosures required by SFAS 148.

In calculating pro forma information regarding net income (loss) and earnings (loss) per share, as required by SFAS 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,
	2004	2003

Dividend rate	0.0	0.0
Expected life – years	7.0	7.0
Risk-free interest rate	4.5	2.0
Volatility of common stock	0.4	0.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003

Net income (loss) — reported	$966	$(1,954)
Employee compensation expense under fair value method	(86)	(159)
Net income (loss) — pro forma	$880	$(2,113)
Basic and diluted earnings (loss) per share — reported	$0.04	$(0.13)
Basic earnings (loss) per share — pro forma	$0.04	$(0.14)
Diluted earnings (loss) per share — pro forma	$0.04	$(0.14)

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the period during which the products ship.

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

Discontinued Operations

On May 9, 2003, the Company completed the sale of substantially all of the assets of its Zyfer, Inc. (“Zyfer”) subsidiary for $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provides for future incentive payments of up to $1.0 million in each of the twelve month periods ended April 30, 2004 and 2005, based on the achievement of certain revenue goals related to the sale of Zyfer products or the licensing of its technologies.  Based on the terms of the sale agreement, Zyfer has 60 days after the end of each twelve month period to provide the Company with support for the incentive payments.  The Company has not yet received this information for fiscal 2004.

In September 2003, the Company sold substantially all of the assets of MAXxess to an investor group that included certain members of the MAXxess management group. The consideration for the assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.4 million from the sale.

Asset write-downs and accrued costs are included in the loss from discontinued operations in the periods ended June 30, 2004 and 2003.  The results of operations of Broadcast, Mariner, Zyfer and MAXxess (including Gyyr) for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statements of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company’s debt.

There were no assets or liabilities of discontinued operations included in the Company’s balance sheets at June 30, 2004 or March 31, 2004.

Commitments

The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these noncancelable operating leases, including the leaseback of the Anaheim facilities, at June 30, 2004 is as follows (in thousands):

Fiscal Year
Remainder of	2005	$954
	2006	$1,052
	2007	$908
	2008	$512

Note 2—Income Taxes

Income taxes for the three months ended June 30, 2004 and 2003 have been provided at the estimated annualized effective tax rates (“ETR”) based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes.

The Company recorded income tax expense of $75,000 and $220,000, 5.3% and 122.9% ETR, for the three months ended June 30, 2004 and 2003, respectively.  The decrease in the effective tax rate was due to transactions that occurred during the first quarter of the current fiscal year (See Note 4).

On May 28, 2004, the Company acquired a greater than 80% ownership interest in its operating subsidiary, Iteris, Inc.  From this date forward, income taxes are provided for on a consolidated basis for federal income tax purposes.  Due to this consolidation, federal net operating loss carryforwards and other federal tax attributes of the Company (subject to IRC Section 382 limitations) can be utilized to offset its federal consolidated taxable income, which now includes Iteris, Inc.  Prior to this date, Iteris, Inc. was required to file a separate federal income tax return.  No tax expense has been provided on Iteris, Inc.’s short period earnings due to the recording of a deferred tax asset based upon its historically profitable operations.

Note 3—Business Segment Information and Geographic Information

The Company currently operates in two reportable segments: Sensors and Systems. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses, are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.

The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  Transactions between segments are reported at the fair value of the revenue earned or services provided in the appropriate segments’ financial records.

All segment revenues are derived from external customers.

The following sets forth the selected financial information for the Company’s reportable segments as of and for the three months ended June 30, 2004 and 2003 (in thousands):

	Sensors	Systems	Total
Three months ended June 30, 2004
Revenue from external customers	$6,903	$4,538	$11,441
Depreciation and amortization	52	91	143
Allocated goodwill	200	9,607	9,807
Segment income	546	255	801

Three months ended June 30, 2003
Revenue from external customers	$5,755	$5,775	$11,530
Depreciation and amortization	61	113	174
Allocated goodwill	200	9,607	9,807
Segment income (loss)	(74)	556	482

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before minority interest and income taxes and segment assets to consolidated assets (in thousands):

	June 30,
	2004	2003
Segment income
Total income for reportable segments	$801	$482
Unallocated amounts:
Corporate and other income (expense), net	678	(629)
Interest expense, net	(70)	(32)
Income (loss) from continuing operations before income taxes	$1,409	$(179)

The Company’s revenues from continuing operations are generated and the Company’s assets are held substantially in the United States.

Note 4–Acquisitions

On May 28, 2004 (the “Closing Date”), the Company completed the purchase of all of the outstanding shares of the Series A preferred stock of Iteris, Inc. (the “Series A Preferred Stock”), which were held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for a payment of approximately $17.5 million in cash.  In addition, the Company acquired all of the 547,893 shares of the common stock of Iteris, Inc. held by DCV in exchange for the issuance of 1,219,445 shares of the Company’s Class A common stock (the “Exchange Shares”) valued at $3.2 million at the date of issuance.  The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement, dated March 31, 2004, by and among the Company, Iteris, Inc., DCV and Hockenheim (the “Purchase and Exchange Agreement”).

Pursuant to the Purchase and Exchange Agreement, the Company purchased 3,124,913 shares of the Series A Preferred Stock of Iteris, Inc. from DCV and Hockeneheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the preferred stock.  The purchase of the shares was financed principally with a $10.1 million convertible debenture financing completed in May 2004 with a group of institutional investors, in addition to a $5.0 million senior credit facility arranged through a bank and $2.4 million in cash.

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

The debentures are due in five years, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s Class A common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount being redeemed; and from May 19, 2008 until the maturity date of May 18, 2009, the debentures may be redeemed at 110% of the principal amount being redeemed.

Pursuant to the Debenture Purchase Agreement, each investor also received two warrants to purchase shares of the Company’s Class A common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of the Company’s Class A common stock at an exercise price of $3.83 per share and a second warrant to purchase approximately 0.03100 shares of the Company’s Class A common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants expire on May 18, 2009.

In connection with the Debenture and Warrant Purchase Agreement the Company issued warrants to purchase 34,036 shares of its Class A common stock at an exercise price of $3.61 per share as commissions related to the transaction. The warrants expire on May 18, 2009.

The Company recorded $521,000 in deferred finance costs related to the fair value of the 673,883 warrants issued in connection with the convertible debentures, as calculated using the Black Scholes valuation model. These costs are included in other assets on the June 30, 2004 balance sheet and are being amortized to interest expense over five years the life of the debentures. The Company also incurred transaction fees of $617,000 in connection with the $10.1 million debenture offering. These fees have been recorded in other assets on the June 30, 2004 balance sheet and are also being amortized to interest expense expense over five years.

The Company recorded the $17.5 million purchase of the Iteris, Inc. Series A Preferred Stock as a reduction to minority interest on the June 30, 2004 consolidated balance sheet. In addition On June 30, 2004, the Company recorded $11.9 million in goodwill in connection with the exchange of 3,858,527 shares Iteris Holdings, Inc. common stock for the acquisition of 1,867,434 shares of Iteris, Inc, common stock. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

As of June 30, 2004, the Company was in the process of evaluating the acquired assets and had not yet made a determination as to the ultimate classification of such assets as goodwill or intangible assets. This determination will be made and recorded by September 30, 2004, the end of the Company’s second fiscal quarter.

 On June 30, 2004, the Company and certain minority shareholders of Iteris, Inc. entered into an exchange agreement whereby an aggregate of 1,319,541 shares of common stock of Iteris, Inc. were exchanged for 2,639,082 shares of the Company’s newly issued Class A common stock valued at $8.7 million at the date of issuance.  The effect of this exchange was to reduce the residual minority interest of Iteris, Inc. to 8.1%.

Note 5–Debt

Concurrent with the issuance of the convertible debentures, Iteris, Inc., entered into a $5.0 million term note payable with a bank. The proceeds from the note payable were used to purchase preferred stock of Iteris, Inc. (See Note 4). The note is due in four years, on May 27, 2008, and provides for monthly principal payments of approximately $104,167. Interest accrues at the current stated prime rate plus 0.50% through June 30, 2004 and then at the current stated prime rate plus 0.25% thereafter.

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

Both the term note payable and the line of credit are secured by substantially all of the assets of Iteris, Inc.

Long-term debt consisted of the following (in thousands):

	June 30, 2004	March 31, 2004

Note payable, accruing interest at 4.0%, payable in monthly installments of $3,850 until October 2006	$99	$109
Notes payable, accruing interest at prime plus 2.0% (6.25%) at June 30, 2004, quarterly payments of principal and interest to begin on October 1, 2006 until July 1, 2007	811	811
Term note payable, accruing interest at prime plus 0.50% (4.75% at June 30, 2004) payable in monthly installments of $104,167 until may 2008	4,896	—
Note payable in connection with capital lease	12	13
	5,818	933
Less current portion	(1,295)	(42)
	$4,523	$891

Note 6–Litigation

On June 29, 2004, a supplier to the Company’s former subsidiary, Mariner Networks, Inc., filed a complaint against the Company alleging various breaches of written contract claims arising out of alleged purchase orders.  The Plaintiff in this lawsuit seeks monetary damages plus attorneys fees and related costs.  The Company has not yet answered or responded to the complaint. Settlement discussions are currently pending at this time, but there can be no assurance that this lawsuit will be settled in a timely manner or for a reasonable amount.  The Company believes that the ultimate resolution of this claim will not have a material impact on the Company’s financial position, results of operations or cash flows.

Additionally during the quarter the Company received $949,000 as part of a settlement between Rockwell International and the Michigan Department of Transportation to which the Company was a third party beneficiary.  This amount was recorded in other income in the accompanying statements of operations.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits, capital needs, competition, backlog and manufacturing capabilities and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth at the end of Part II, Item 7 of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”“ below, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

We currently operate in two reportable segments: Sensors and Systems. The Sensors segment consists of our proprietary image recognition sensor products including VantageTM vehicle detection systems for traffic intersection control and AutoVueTM sensors for in-vehicle safety. The Systems segment includes transportation engineering and consulting activities.

AutoVue is a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 7,000 production AutoVue units have been sold for truck platforms in the European market and are currently offered as an option on certain Actros trucks, which are part of the Daimler group. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

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

Our statements of operations and statements of cash flows for the three months ended June 30, 2003 have been restated to reflect the discontinuation of all operations except those of Iteris, Inc.

Critical Accounting Policies And Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets, including goodwill. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.

Revenue Recognition.  We record product revenues and related cost of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is reasonably assured. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

Contract revenue is derived primarily from long-term contracts with governmental agencies. Contract revenue includes costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs.  Any anticipated losses on contracts are charged to earnings when identified.  Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to recognized costs and revenues and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when their realization is reasonably assured.

In addition to product and contract revenue, we derive revenue from technology access fees and the provision of specific non-recurring contract engineering services. Technology access fees are amortized to revenue over the life of the related agreement. Contract engineering revenues are recognized in the period in which services are performed based on contractual billing terms. Technology access fee revenues and contract engineering revenues are included in net sales on the accompanying statements of operations.

Revenues from follow-on service and support, for which we charge separately, are recorded in the period in which the services are performed.

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

Warranty.  Unless otherwise stated, we provide a one to two year warranty from the original invoice date on all product material and workmanship.  Defective products are either repaired or replaced, at our option, upon meeting certain criteria.  We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  Should actual experience of warranty returns be higher than anticipated, additional warranty reserves may be required, and may adversely affect our operating results.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended June 30,
	2004	2003

Net sales	60.3%	49.9%
Contract revenues	39.7	50.1
Total net sales and contract revenues	100.0%	100.0%
Gross profit—net sales	48.6	46.2
Gross profit—contract revenues	35.1	32.7
Selling, general and administrative expense	31.5	31.7
Research and development expense	6.9	9.1
Operating income (loss)	4.9	(1.3)
Non-operating items:
Other income	8.1	—
Interest expense, net	(0.6)	(0.3)
Income taxes	(0.7)	(1.9)
Minority interest in earnings of subsidiary	(3.2)	(7.5)
Loss from discontinued operations	—	(6.0)
Net income (loss)	8.4%	(16.9)%

Net Sales and Contract Revenues.  Net sales and contract revenues consist principally of (i) sales of products and services to commercial customers and municipal agencies (“net sales”) and primarily consists of sales of our Vantage video detection systems and AutoVue lane departure warning systems and (ii) revenues derived from systems integration and ITS consulting services with state, county and municipal agencies (“contract revenues”). We have a diverse customer base and no customer constituted over 10% of our total net sales and contract revenues in the three months ended June 30, 2004.  Total net sales and contract revenues decreased 0.8% to $11.4 million for the three months ended June 30, 2004, compared to $11.5 million in the corresponding period of the prior fiscal year.

Net sales increased 19.9% to $6.9 million for the three months ended June 30, 2004, compared to $5.8 million in the corresponding period of the prior fiscal year.  Sales of Vantage video detection products increased 1.5% in the three months ended June 30, 2004, compared to the corresponding period of the prior year. Net sales derived from AutoVue products and license revenue increased 175.6% in the three months ended June 30, 2004 compared to the corresponding period of the prior year. The increase in net sales of AutoVue products primarily reflected increased unit sales of AutoVue products to the European commercial truck market, as well as license fee revenue and fees for non-recurring engineering services derived from our contract with Valeo Schalter und Sensoren GmbH, our strategic partner for the passenger car OEM customer base, which contract was entered into in September 2003.  The revenue from Valeo also included approximately $300,000 in fees for services rendered in the prior year which was deferred until collectibility was determined to be reasonably assured.

Contract revenues decreased 21.4% to $4.5 million for the three months ended June 30, 2004, compared to $5.8 million in the corresponding period of the prior fiscal year.  The decrease in contract revenues reflects principally weakness in the market as a result of delays in the passage of a pending Federal Highway Bill, and softness in the California market due to that State’s budgetary issues.  Our contract revenues are represented by a broad range of fixed price and cost plus fixed fee contracts for engineering study, design, systems integration and implementation. The market for these services is highly dependent upon continued budget appropriations and contract grants at the Federal and State level.

Gross Profit.  Gross profit as a percentage of net sales and contract revenues increased to 43.3% for the three months ended June 30, 2004, compared to 39.4% in the corresponding period of the prior fiscal year.

Gross profit as a percentage of net sales increased to 48.6% for the three months ended June 30, 2004, compared to 46.2% in the corresponding period of the prior fiscal year. The increase in gross profit as a percentage of net sales primarily reflects improved manufacturing overhead cost absorption on a 175.6% increase in AutoVue revenues, and the impact of increased higher margin license fee revenue derived from Valeo in the current year period. Gross profit on Vantage products decreased approximately 2.2% in the three months ended June 30, 2004 primarily reflecting the impact of competitive pricing on large state contracts for Vantage products.

Gross profit as a percentage of contract revenues increased to 35.1% for the three months ended June 30, 2004, compared to 32.7% in the corresponding period in the prior fiscal year. We recognize contract revenues and the related gross profit using percentage of completion contract accounting. This increase primarily reflects a mix of higher margin contract activity in the three month period ended June 30, 2004. Contract revenues historically have been derived from a large number of individual contracts, and the underlying mix of contracts and the related timing of revenue and cost recognition will impact quarterly gross profit performance on contract revenues in a given period.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased 1.4% to $3.6 million (or 31.5% of total net sales and contract revenues) in the three months ended June 30, 2004, compared to $3.7 million (or 31.7% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  This decrease reflects reduced overhead associated with the consolidation of the administrative functions of Iteris Holdings and Iteris, Inc. implemented during Fiscal 2004 in connection with our deconsolidation and our focus on our Iteris, Inc. subsidiary.  This decrease was offset in part by an increase in sales and marketing activities at our Iteris, Inc. subsidiary.

Research and Development Expense.  Research and development expense primarily consists of personnel costs and overhead for related benefits, prototype material costs and consulting fees.  Research and development expense decreased 24.0% to $793,000 (or 6.9% of total net sales and contract revenues) in the three months ended June 30. 2004, compared to $1.0 million (or 9.1% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  The decrease primarily reflects the allocation of engineering resources to fee for service activities related to Valeo for AutoVue product development, as well as a decline in research and development expenses to support Vantage and Systems products, which reflects a headcount reduction in January 2004.  In addition, research and development expense in the quarter ended June 30, 2003 included expenses related to the development of System View™, a software based management product to be offered as part of our contract and services consulting activities, which product was largely completed by the current quarter.  For competitive reasons, we closely guard the confidentiality of our specific development projects.

Other Income.  Other income during the three months ended June 30, 2004 primarily reflects a $949,000 gain recognized on the settlement of litigation.  We were a beneficiary of, but not a party to, litigation between Rockwell International and the Michigan Department of Transportation.

Interest Expense.  Interest expense increased 118.8% to $70,000 in the three months ended June 30, 2004, compared to $32,000 in the corresponding period of the prior fiscal year. The increase was primarily a result of increased average outstanding borrowings.

Income Taxes.  Income taxes for the three months ended June 30, 2004 and 2003 have been provided at the estimated annualized effective tax rates (ETR) based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes.

We recorded income tax expense of $75,000 and $220,000, 5.3% and 122.9% ETR, for the three months ended June 30, 2004 and 2003, respectively.  The decrease in the effective tax rate is due to transactions that occurred during the first quarter of the current fiscal year.

In May 2004, we acquired a greater than 80% ownership interest in our operating subsidiary, Iteris, Inc.  From this date forward, income taxes are provided for on a consolidated basis for federal income tax purposes.  Due to this consolidation, our federal net operating loss carryforwards and other federal tax attributes (subject to IRC Section 382 limitations) can be utilized to offset our federal consolidated taxable income, which now includes Iteris, Inc.  Prior to this date, Iteris, Inc. was required to file a separate federal income tax return.  No tax expense has been provided on Iteris, Inc.’s short period earnings due to the recording of a deferred tax asset based upon its historically profitable operations.

Liquidity and Capital Resources

During the three months ended June 30, 2004, we used $62,000 of net cash to fund our operations. The major components of our net cash used in operating activities included net income of $966,000 million, increased for non-cash charges of $209,000 for depreciation and amortization and $368,000 in non-cash charges attributable to the minority interest in our Iteris, Inc. subsidiary, less $141,000 in non-cash gains and less $1.5 million in cash used to fund changes in our operating assets and liabilities.  The principal usage of cash to fund changes in operating assets and liabilities was the payment of $1.3 million in cash to reduce accounts payable balances at June 30, 2004.

On May 28, 2004, we completed the purchase of all of the outstanding shares of the Series A preferred stock of Iteris, Inc., held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for a payment of approximately $17.5 million in cash.  In addition, we acquired all of the shares of the common stock of Iteris, Inc. held by DCV in exchange for the issuance of 1,219,445 shares of our Class A common stock valued at $3.2 million on the date of issuance.  The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement, dated March 31, 2004, by and among Iteris Holdings, Iteris, Inc., DCV and Hockenheim (the “Purchase and Exchange Agreement”).

Pursuant to the Purchase and Exchange Agreement, we purchased 3,124,913 shares of Series A Preferred Stock of Iteris from DCV and Hockeneheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the preferred stock.  The purchase of the shares was financed principally with a $10.1 million convertible debenture financing completed in May 2004 with a group of institutional investors, in addition to a $5.0 million senior credit facility arranged through a bank and $2.4 million in cash.

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

In order to finance the purchase of the shares of Iteris, Inc. preferred stock, we entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004 (the “Debenture Purchase Agreement”) with a group of institutional investors, which included certain of our officers, pursuant to which we sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million and issued warrants to purchase an aggregate of 639,847 shares of our Class A common stock.

The debentures are due in five years, provide for 6.0% annual interest, payable quarterly, and are convertible into our Class A common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, we may redeem the debentures at our option, at 120% of the principal amount being redeemed; and from May 19, 2008 until the maturity date of May 18, 2009, the debentures may be redeemed at 110% of the principal amount being redeemed.

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

In conjunction with the Debenture and Warrant Purchase Agreement, we issued warrants to purchase 34,036 shares of our Class A common stock at an exercise price of $3.61 per share as commissions related to the transaction.  These warrants expire on May 18, 2009.

Concurrent with the issuance of the debentures, we, through our subsidiary Iteris, Inc., entered into a $5.0 million term note payable with a bank. Proceeds from the note payable were used to purchase Iteris, Inc. preferred stock as described above. The note is due in four years, on May 27, 2008, and provides for monthly principal payments of approximately $104,167. Interest accrues at the current stated prime rate plus 0.50% through June 30, 2004 and then at the current stated prime rate plus 0.25% thereafter.

Also in May 2004, Iteris, Inc. renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank. The new agreement has a one year term that expires on August 1, 2005 and a maximum available credit line of $5.0 million. Under the terms of the new agreement, Iteris, Inc. may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the prime rate.  Additionally, Iteris, Inc. is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There is no monthly collateral management fee associated with the new line of credit and no pre-payment or early termination fees. The 1.0% cancellation fee to terminate the prior line was waived by the bank.

Both the term note payable and the line of credit are secured by substantially all of the assets of Iteris, Inc.

On June 30, 2004 Iteris Holdings and certain minority shareholders of Iteris, Inc. entered into an exchange agreement whereby an aggregate of 1,319,541 common shares of Iteris, Inc. were exchanged for 2,639,082 newly issued class A common shares of Iteris Holdings valued at $8.7 million at the date of issuance.  The effect of this exchange was to increase the Company’s total ownership in Iteris, Inc. to 91.9%.

We have lease commitments for facilities in various locations throughout the United States. The annual commitment under these non-cancelable operating leases, in addition to our contractual obligations at June 30, 2004 is as follows (in thousands):

	Payments Due by Period
	Total	Remainder of Year s	2-3 Years	4-5 Years	After 5 Years

Lines of credit	$1,164	$1,164	$—	$—	$—
Capital Lease obligations	11	4	7	—	—
Notes payable	5,807	936	2,530	2,341	—
Convertible Debentures	10,100	—	—	—	10,100
Operating leases	3,426	954	1,960	512	—
Total	$20,508	$3,058	$4,497	$2,853	$10,100

At June 30, 2004, our Iteris, Inc. subsidiary had a revolving line of credit with its principal bank, which expires August 2005, and provides for available borrowings up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable as defined in the agreement. Borrowings on the line of credit bear interest at prime plus 0.50% (4.75% at June 30, 2004). There were $1.1 million in borrowings on the line at June 30, 2004, and $3.2 million was available for borrowing subject to the borrowing base in the credit agreement. We believe that the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis for the next twelve months.

RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below.  You should consider the following risks carefully in addition to the risks and information contained elsewhere in this prospectus before purchasing shares of our common stock.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

We May Need To Raise Additional Capital In The Future, But We May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us, Or At All.  We have generated significant net losses and operating losses in recent periods, and have experienced negative cash flows from operations of $718,000 in the year ended March 31, 2004, $4.8 million in the year ended March 31, 2003 and $18.2 million in the year ended March 31, 2002. Although in May 2004, we completed a $10.1 million convertible debenture financing and our Iteris, Inc. subsidiary closed a $5.0 million term loan, the majority of the proceeds from such financings were used to purchase the preferred stock of Iteris, Inc. held by outside investors.  We may need to raise additional capital in the future to fund our operations or to repay indebtedness. Our Iteris, Inc. subsidiary currently maintains a line of credit with a maximum availability of $5.0 million, which expires in August 2005. Substantially all of the assets of Iteris, Inc. have been pledged to the lender to secure the outstanding indebtedness under this facility ($1.1 million was outstanding under this line of credit at June 30, 2004).

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

We Have Adopted A New Operating Strategy, Which Is Untried And Exposes Us To New Risks.  We recently divested ourselves of all of our business units other than Iteris, Inc. and significantly scaled back our operations in order to focus on the business of our Iteris, Inc. subsidiary. We have abandoned our strategy of incubating emerging companies, which historically required us to make significant investments in new business units. Our current business strategy is narrow and untried, and we cannot assure you that our new business strategy or the continued execution of the Iteris, Inc. business will be successful.

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

•                  our ability to raise additional capital;

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

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results.  A significant portion of the sales by Iteris, Inc. were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 48.0%, 54.0% and 54.0% of our total net sales and contract revenues for the years ended March 31, 2004, 2003 and 2002, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Gregory A. Miner, our current Chief Executive Officer and Chief Financial Officer, and Jack Johnson, the Chief Executive Officer of Iteris, Inc.  In connection with the roll-up merger of Iteris, Inc. into Iteris Holdings, we announced that Mr. Johnson will be appointed to serve as the Chief Executive Officer of Iteris Holdings, and Mr. Miner will assume the role as Chairman of the Board of Iteris Holdings.  The loss either of these individuals or the transition of Mr. Miner to his new role could adversely affect our business, financial condition or results of operations.  Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval.  As of July 1, 2004, our officers and directors beneficially owned approximately 24.4% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

In March 1998, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders.  We amended this plan in May 2004.  In the event a third party acquires more than 15% of the outstanding voting control of our company or 15% of our outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to interest rate risk is limited to our lines of credit. Iteris’ and Iteris Holdings’ lines of credit bear interest at the prevailing prime rate, plus 0.00% and 4.00%, respectively (4.25% and 8.25% as of June 30, 2004). A 10% increase in interest rate would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Iteris Holdings’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting him to the material information required to be included in reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

1.             In May 2004, we issued 1,219,445 shares of our Class A common stock (the “Exchange Shares”) to DCV, an accredited stockholder, in exchange for the 547,893 shares of the common stock of Iteris, Inc. held by DCV.

2.             In May 2004, we completed the private placement of 6% Convertible Debentures in the aggregate original principal amount of $10.1 million with a group of institutional accredited investors, which included certain of our officers.  The proceeds of this financings, together with a term loan from a bank, were used to purchase the outstanding preferred stock of Iteris, Inc.

In connection with this debenture financing, we issued to such investors warrants to purchase an aggregate of 326,730 shares of our Class A common stock at an exercise price of $3.83 per share and warrants to purchase an aggregate of 313,117 shares of our Class A common stock at an exercise price of $4.03 per share.  These warrants are immediately exercisable at the option of the holders and expire on May 18, 2009.  The debentures are due in five years, provide for 6.0% annual interest, are payable quarterly, and are convertible into shares our Class A common stock at any time prior to the redemption of the debentures at an initial conversion price of $3.61 per share.  The conversion price is subject to adjustments from time to time, including adjustments for certain dilutive issuances.

As commissions for this financing, we paid approximately $600,000 in cash to Roth Capital Partners and issued to Roth and certain of its affiliates warrants to purchase an aggregate of 34,036 shares of our Class A common stock at $3.61 per share.  The warrants are exercisable at any time at the option of the holders and expire on May 18, 2009.

3.             In June 2004, we issued an aggregate of 2,639,082 shares of Iteris Holdings Class A common stock to certain of the holders of the common stock of Iteris, Inc., including certain of the officers and directors of Iteris Holdings and Iteris, Inc., in exchange for an aggregate of 1,319,541 shares of Iteris, Inc. common stock held by them.  The exchange of shares was part of a plan to consolidate Iteris, Inc. into and with Iteris Holdings.

The issuance of securities in the transactions described in Items 1, 2 and 3 above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction were accredited investors as defined in the Securities Act and represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate restrictive legends were affixed to the shares certificates and other instruments in such transactions.  There were no underwriters engaged in connection with any of the foregoing transactions except as set forth above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

                The following exhibits are filed herewith or are incorporated  herein by reference to the location indicated.

10.1†

Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and 2 Vehicle Markets incorporating Iteris’ LDWS Technology between the Company and Valeo Schalter und Sensoren GmbH.

10.2(1)	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including the exhibits thereto.
10.3(2)	Debenture Purchase and Warrant Agreement, dated May 19, 2004, by and among the registrant and certain investors (including the form of convertible debenture and form of warrant)
10.4(2)	Exchange Agreement, dated June 30, 2004, by and among the registrant and certain stockholders of Iteris, Inc.
31	Certification of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC by the registrant on June 18, 2004.

(2)	Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed with the SEC by the registrant (Reg. No. 333-117353).

(3)	Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed with the SEC by the Registrant (Reg. No. 333-117353).

(b)	Reports on Form 8-K.

On June 9, 2004, the Company furnished a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended March 31, 2004.

On June 10, 2004, the Company filed a current report on Form 8-K in connection with the Company’s purchase of all of the outstanding shares of the preferred stock of its Iteris, Inc. subsidiary and the $10.1 million convertible debenture financing completed in May 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004	ITERIS HOLDINGS, INC.
(Registrant)

	By	/s/ GREGORY A. MINER
Gregory A. Miner,
Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Controller
(Principal Accounting Officer)