Form 10-Q
period 2004-09-30
ITERIS HOLDINGS  INC
filed 2004-11-15
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number   000-10605

ITERIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2588496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 South Manchester Avenue Anaheim, California	92802
(Address of principal executive office)	(Zip Code)

(714) 774-5000
(Registrant’s telephone number, including area code)

Iteris Holdings, Inc.

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

Number of shares outstanding as of November 12, 2004:

Common Stock  - 28,234,856 shares.

ITERIS, INC.

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2004 AND MARCH 31, 2004

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

Unless otherwise indicated in this Report, “Iteris,” the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc. (formally known as Iteris Holdings, Inc.) and its subsidiary, Meyer, Mohaddes Associates.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	March 31, 2004

ASSETS:

Current assets:
Cash	$94	$2,612
Trade accounts receivable, net	8,857	8,255
Notes receivable from sale of business units	75	125
Costs and estimated earnings in excess of billings on uncompleted contracts	2,354	2,653
Inventories:
Finished goods	480	542
Work in process	665	294
Materials and supplies	2,657	2,762
Total inventories	3,802	3,598

Prepaid expenses	575	323
Deferred tax assets	821	821
Total current assets	16,578	18,387

Property, plant and equipment:
Equipment, furniture and fixtures	8,120	7,821
Allowance for depreciation	(6,608)	(6,179)
Total Property, plant and equipment, net	1,512	1,642

Goodwill	21,104	9,807
Intangible assets, net	618	—
Other assets	778	215
Total assets	$40,590	$30,051

See accompanying notes.

	September 30, 2004	March 31, 2004

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$3,279	$3,560
Accrued payroll and related expenses	2,627	3,218
Accrued expenses	1,006	838
Billings in excess of costs and estimated earnings on uncompleted contracts	487	549
Deferred revenue	—	226
Income taxes payable	109	485
Revolving line of credit with related party	—	100
Revolving line of credit	1,294	—
Current portion of long-term debt and capital leases	1,300	42
Total current liabilities	10,102	9,018

Deferred gain on sale of building	1,342	1,774

Long-term debt and capital leases	4,243	891

Convertible debentures	9,118	—

Total liabilities	24,805	11,683

Commitments and contingencies

Minority interest	704	17,745

Redeemable common stock
Issued and outstanding shares – 1,219,445 of Class A at September 30, 2004 and none at March 31, 2004	3,414	—

Stockholders’ equity:
Preferred stock:
Authorized shares – 2,000,000 Issued and outstanding - none	—	—
Common stock, $0.10 par value:
Authorized shares – 50,000,000 of Class A and 2,600,000 of Class B Issued and outstanding shares – 23,543,341 of Class A and 922,917 of Class B at September 30 2004; 20,476,568 of Class A and 928,317 of Class B at March 31, 2004	2,447	2,140
Additional paid-in capital	106,764	96,989
Notes receivable from associates	(45)	(45)
Accumulated deficit	(97,499)	(98,461)
Total stockholders’ equity	11,667	623
Total liabilities Redeemable common stock and stockholders’ equity	$40,590	$30,051

See accompanying notes.

ITERIS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales and contract revenues:
Net sales	$7,651	$5,905	$14,554	$11,660
Contract revenues	4,109	5,345	8,647	11,120
Total net sales and contract revenues	11,760	11,250	23,201	22,780

Costs and expenses:
Cost of sales	4,332	3,258	7,878	6,354
Cost of contract revenues	2,733	3,551	5,679	7,438
Gross profit	4,695	4,441	9,644	8,988
Selling, general and administrative expense	3,201	3,110	6,801	6,760
Research and development expense	871	963	1,664	2,007
Acquired in-process research and development	115	—	115	—
Amortization of intangible assets	34	—	34	—
Total operating expenses	4,221	4,073	8,614	8,767
Operating income	474	368	1,030	221
Non-operating income (expense):
Other income, net	57	970	980	970
Interest expense, net	(470)	(35)	(540)	(67)
Income before income taxes	61	1,303	1,470	1,124
Income tax expense	—	(231)	(75)	(451)
Income from continuing operations before minority interest	61	1,072	1,395	673
Minority interest in earnings of subsidiary	(65)	(865)	(433)	(1,725)
Income (loss) from continuing operations	(4)	207	962	(1,052)
Income from discontinued operations	—	2,377	—	1,682
Net (loss) income	$(4)	$2,584	$962	$630

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.00	$0.01	$0.04	$(0.06)
Income from discontinued operations	—	0.13	—	0.10
Basic earnings per share	$0.00	$0.14	$0.04	$0.04
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.00	$0.01	$0.04	$(0.06)
Income from discontinued operations	—	0.13	—	0.10
Diluted earnings per share	$0.00	$0.14	$0.04	$0.04
Shares used in calculating earnings per share:
Basic	25,685	18,056	23,938	16,586
Diluted	25,685	18,056	25,328	16,590

See accompanying notes.

ITERIS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss) from continuing operations	$962	$(1,052)
Net income from discontinued operations	—	1,682
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	585	437
Write-off of in-process research and development	115	—
Minority interest in earnings of subsidiary	433	1,725
Amortization of deferred gain on sale leaseback transactions	(432)	(1,488)
Changes in operating assets and liabilities:
Accounts receivable	(602)	34
Notes receivable from sale of business units	50	—
Net costs and estimated earnings in excess of billings	237	(29)
Inventories	(204)	(179)
Prepaid expenses and other assets	(198)	(427)
Accounts payable and accrued expenses	(1,079)	(2,740)
Deferred revenue	(226)	—
Net assets of discontinued operations	—	241
Net cash used in operating activities	(359)	(1,796)

Cash flows from investing activities
Purchases of property, plant and equipment	(299)	(225)
Other	—	(117)
Net cash used in investing activities	(299)	(342)

Cash flows from financing activities
Proceeds from borrowings on line of credit, long-term debt and capital lease obligations, net	5,804	182
Proceeds from issuance of common stock	—	2,660
Common stock exchange costs	(99)	—
Proceeds from stock option and warrant exercises	499	—
Purchase of Series A preferred stock of Iteris Subsidiary	(17,543)	—
Proceeds from issuance of convertible debentures	9,479	—
Net cash (used in) provided by financing activities	(1,860)	2,842
(Decrease) increase in cash	(2,518)	704
Cash at beginning of year	2,612	437
Cash at end of period	$94	$1,141

Supplemental cash flow information:
Cash paid during the period:
Interest	$310	$67
Income taxes	614	—
Supplemental schedule of non-cash investing activities:
Purchase price allocated to goodwill – acquisition of minority interest	$11,297	$—
Purchase price allocated to intangibles – acquisition of minority interest	652	—
Issuance of warrants in connection with Debenture and Warrant Purchase Agreement	1,060	—
Issuance of warrants for commissions owed in connection with Debenture and Warrant Purchase Agreement	40	—
Contribution of common stock to 401(k) plan	—	531

See accompanying notes.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Operations

Iteris, Inc. formerly known as Iteris Holdings, Inc. (“the Company”) is the majority stockholder of Iteris, Inc., (the “Iteris Subsidiary”) a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems and transportation management and traveler information systems to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information. On October 22, 2004, the Company completed the merger with its majority-owned subsidiary, Iteris, Inc., and officially changed the Company’s name from Iteris Holdings, Inc. to Iteris, Inc. (Note 4) The Company was originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed its name to Iteris Holdings, Inc. to reflect its focus on the ITS industry and its capital structure at that time.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of operations for the three and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, which was filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.  The statements of operations for the three and six months ended September 30, 2003 and statements of cash flows for the six months ended September 30, 2003 have been restated to reflect the discontinuation of all operations except those of the Iteris subsidiary.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets, valuation of equity instruments and goodwill realizibility.

Revenue Recognition

Product revenues and related cost of sales are recognized upon the transfer of title, which generally occurs upon shipment or, if required, upon acceptance by the customer, provided that the Company believes collectibility of the net sales amount is reasonably assured.  Accordingly, at the date revenue is recognized, significant uncertainties concerning the sale have been resolved.

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

In addition to product and contract revenue, the Company derives revenue from technology access fees and the provision of specific non-recurring contract engineering services related to the Company’s AutoVue lane departure warning product. Combined technology access fees and contract engineering revenues are recognized on the percentage of completion method of accounting based on the relationship of hours incurred to total estimated hours.  Technology access fee revenues and contract engineering revenues are included in net sales on the accompanying statements of operations.

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

Fair Values of Financial Instruments

Fair values of cash, receivables, inventories, accounts payables and accrued expenses approximates carrying value because of the short period of time to maturity. The fair value of line of credit agreements, long-term debt and convertible debentures, approximate carrying value because the related rates of interest approximate current market rates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Equipment is depreciated primarily by the declining balance method over its estimated useful life, which ranges from four to eight years.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes there were no indicators of impairment of the carrying value of its long-lived assets at September 30, 2004. The Company performs the annual impairment review as of January 1 of each year.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding for the period, which includes the additional dilution related to conversion of stock options and warrants as computed under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(4)	$2,584	$962	$630
Denominator:
Denominator for basic earnings per share – weighted-average shares	25,685	18,056	23,938	16,586
Effect of dilutive securities:
Employee stock options	—	—	557	4
Warrants	—	—	833	—
Denominator for diluted loss per share	25,685	18,056	25,328	16,590

Basic earnings per share	$0.00	$0.14	$0.04	$0.04
Diluted earnings per share	$0.00	$0.14	$0.04	$0.04

For the three months ended September 30, 2004, the Company incurred a net loss and, therefore, all stock options and warrants were anti-dilutive and not included in the calculation of diluted earnings per share. The anti-dilutive stock options and warrants excluded from the dilutive computation for the three months ended September 30, 2004 were 556,000 and 828,000, respectively.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Warranty

Unless otherwise stated, the Company provides a one to two year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses on the accompanying consolidated balance sheets.

The activity in accrued warranty obligations is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$190	$310	$192	$281
Additions charged to cost of sales	385	48	430	115
Warranty claims	(175)	(70)	(222)	(108)

Balance at end of period	$400	$288	$400	$288

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, and complies with the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-

Based Compensation—Transition and Disclosure (“SFAS 148”) providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently plan to change its stock-based employee compensation accounting to the fair value method. The accompanying financial statements reflect all of the disclosures required by SFAS 148.

In calculating pro forma information regarding net income (loss) and earnings per share, as required by SFAS 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended September 30,
	2004	2003

Dividend rate	0.0	0.0
Expected life – years	7.0	7.0
Risk-free interest rate	4.5	2.0
Volatility of common stock	0.4	0.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) — as reported	$(4)	$2,584	$962	$630
Employee compensation expense under fair value method	$(86)	$(159)	$(172)	$(318)
Net income (loss) — pro forma	$(90)	$2,425	$790	$312

Basic earnings per share — as reported	$0.00	$0.14	$0.04	$0.04
Diluted earnings per share — as reported	$0.00	$0.14	$0.04	$0.04
Basic earnings per share — pro forma	$0.00	$0.13	$0.03	$0.02
Diluted earnings per share — pro forma	$0.00	$0.13	$0.03	$0.02

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the period during which the products ship.

Repair and Maintenance Costs

The Company incurs repair and maintenance costs in the normal course of business. Should the activity result in a permanent improvement to one of the Company’s leased facilities, the cost is capitalized as a leasehold improvement and amortized over its useful life or the remainder of the lease period, whichever is shorter.  Non-permanent repair and maintenance costs are charged to expense as incurred.

Discontinued Operations

On May 9, 2003, the Company completed the sale of substantially all of the assets of its Zyfer, Inc. subsidiary for $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provides for future incentive payments of up to $1.0 million in each of the twelve month periods ended April 30, 2004 and 2005, based on the achievement of certain revenue goals related to the sale of Zyfer products or the licensing of its technologies.  Based on the terms of the sale agreement, Zyfer has 60 days after the end of each twelve month period to provide the Company with support for the incentive payments. Incentive payments of $135,000 for the twelve months ended April 30, 2004 were received and recognized by the Company in October 2004.

In September 2003, the Company sold substantially all of the assets of MAXxess Systems, Inc. to an investor group that included certain members of the MAXxess management group. The consideration for the assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.4 million from the sale.

In March 2003, the Company ceased the development and sale of products in its Broadcast, Inc. subsidiary. The aggregate losses recognized to write down the asset of Broadcast to their fair value less cost to sell were approximately $3.4 million.

Asset write-downs and accrued costs are included in the income from discontinued operations in the periods ended September 30, 2003.  The results of operations of Zyfer, MAXxess and Broadcast for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statements of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company’s debt.

There were no assets or liabilities of discontinued operations included in the Company’s consolidated balance sheets at September 30, 2004 or March 31, 2004.

Commitments

The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these non-cancelable operating leases, including the leaseback of the Anaheim facilities, which expire at various dates through 2008, at September 30, 2004 is as follows (in thousands):

Fiscal Year
Remainder of	2005	$628
	2006	$1,052
	2007	$908
	2008	$512
	Thereafter	$—

Note 2—Income Taxes

Income taxes for the three and six months ended September 30, 2004 and 2003 have been provided at the estimated annualized effective tax rates (“ETR”) based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes.

The Company recorded $0 and $75,000 of income tax expense for the three and six months ended September 30, 2004, respectively. Income tax expense was $231,000 and $451,000 for the three and six months ended September 30, 2003, respectively. The decrease in the effective tax rate was due to the release of valuation allowance on net operating loss carryforwards as a result of transactions that occurred during the first quarter of the current fiscal year (Note 4).

On May 28, 2004, the Company acquired a greater than 80% ownership interest in its operating subsidiary, Iteris, Inc.  From this date forward, income taxes are provided for on a consolidated basis for federal income tax purposes.  Due to this consolidation, federal net operating loss carryforwards and other federal tax attributes of the Company (subject to IRC Section 382 limitations) can be utilized to offset its federal consolidated taxable income, which now includes income from the Iteris Subsidiary.  Prior to this date, the Iteris Subsidiary was required to file a separate federal income tax return.  No tax expense has been provided on Iteris, Inc.’s short period earnings due to the recording of a deferred tax asset based upon its historically profitable operations.

Note 3—Business Segment Information and Geographic Information

The Company currently operates in two reportable segments: Sensors and Systems. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies above except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses, are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived assets are not allocated to the segments.

The Sensor segment develops, markets and implements software-based solutions that improve the safety and efficiency of vehicle transportation.  The Company incorporates its software into sensor systems that it sells to vehicle manufacturers in North America and Europe and to governmental agencies, primarily in the United States.  The System segment develops transportation management information systems for the ITS, industry.

These systems are sold to local, state and national transportation agencies in the United States.

The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  Transactions between segments, in any, are reported at the fair value of the revenue earned or services provided in the appropriate segments’ financial records.

All segment revenues are derived from external customers.

The following table sets forth the selected financial information for the Company’s reportable segments as of and for the three and six months ended September 30, 2004 and 2003 (in thousands):

	Sensors	Systems	Total
Three months ended September 30, 2004
Revenue from external customers	$7,651	$4,109	$11,760
Depreciation and amortization	57	102	159
Allocated goodwill	200	9,607	9,807
Segment income	683	189	872

Three months ended September 30, 2003
Revenue from external customers	$5,905	$5,345	$11,250
Depreciation and amortization	66	122	188
Allocated goodwill	200	9,607	9,807
Segment income (loss)	(13)	524	511

	Sensors	Systems	Total
Six months ended September 30, 2004
Revenue from external customers	$14,554	$8,647	$23,201
Depreciation and amortization	109	193	302
Allocated goodwill	200	9,607	9,807
Segment income	1,229	1,390	2,619

Six months ended September 30, 2003
Revenue from external customers	$11,660	$11,120	$22,780
Depreciation and amortization	127	235	362
Allocated goodwill	200	9,607	9,807
Segment income (loss)	(86)	1,079	993

The following reconciles segment income to consolidated income from continuing operations before minority interest and income taxes and segment assets to consolidated assets (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Segment income
Total income for reportable segments	$872	$511	$2,619	$993
Unallocated amounts:
Corporate and other income (expense), net	(341)	827	(609)	802
Interest expense, net	(470)	(35)	(540)	(671)
Income from continuing operations before income taxes	$61	$1,303	$1,470	$1,124

The Company’s revenues from continuing operations are generated and the Company’s assets are held substantially in the United States.

Note 4— Mergers and Acquisitions

On May 28, 2004 (the “Closing Date”), in order to simplify the Company’s capital structure and facilitate the merger of the Iteris Subsidiary into the Company, the Company completed the purchase of all of the outstanding shares of the Series A preferred stock of the Iteris Subsidiary (the “Series A preferred Stock”), which were held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for a payment of approximately $17.5 million in cash.  In addition, the Company acquired all of the 547,893 shares of common stock of the Iteris Subsidiary held by DCV in exchange for the issuance of 1,219,445 shares (the “Exchange Shares”) of the Company’s Class A common stock (now known as common stock) valued at $3.4 million at the date of issuance. The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of Iteris Holdings, Inc. stock averaged over a five-day period. The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement, dated March 31, 2004, by and among the Company, the Iteris Subsidiary, DCV and Hockenheim (the “Purchase and Exchange Agreement”).

Pursuant to the Purchase and Exchange Agreement, the Company purchased 3,124,913 shares of the Series A preferred stock of the Iteris Subsidiary from DCV and Hockenheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the preferred stock.  The purchase of the shares was financed primarily with a $10.1 million convertible debenture financing completed in May 2004 (Note 5) with a group of institutional investors, in addition to a $5.0 million senior credit facility arranged through a bank and $2.4 million in cash (Note 6).

Subject to certain exceptions, DCV has agreed not to sell or otherwise transfer the Exchange Shares during the year following the Closing Date.  However, beginning on November 28, 2005, DCV may require the Company to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require the Company to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share.  All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007. Given that this right is outside the control of the Company, the Company has classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on the accompanying September 30 2004 consolidated balance sheet. In addition, beginning on May 28, 2005, DCV will have the right to request registration of all of the shares of the Company’s common stock held by it.  In the event the Company decides not to file a registration statement to register all such shares, DCV may require the Company repurchase of any or all of its shares of the Company’s common stock at a purchase price of $1.438 per share.

On June 30, 2004, the Company and certain minority stockholders of the Iteris Subsidiary (including officers and directors) entered into an exchange agreement whereby an aggregate of 1,319,541 shares of common stock of the Iteris Subsidiary were exchanged for 2,639,082 shares of the Company’s newly issued common stock valued at $8.6 million at the date of issuance. The fair value of the Company’s stock issued in the transaction was based on the quoted market price of Iteris Holdings, Inc. stock averaged over a five-day period. The effect of this exchange was to reduce the residual minority interest in the Iteris Subsidiary to 8.1%.

These transactions were accounted for as a step acquisition using the purchase method of accounting. The excess of the purchase price over the proportionate amount of maturity interest acquired has been allocated to the acquired intangible assets based on their estimated fair values with the residual allocated to goodwill. Accordingly, the Company recorded goodwill of $11.3 million, which represents the excess of the purchase price over the fair value of the proportionate identifiable intangible assets acquired. The estimated fair value of  the intangible assets was determined using the income method and discounting future expected returns. The estimated useful lives for each of the acquired intangible assets is provided below:

Patents	7 years
Developed technology	5 years

The following table summarizes the proportionate estimated fair values of the assets acquired and liabilities assumed and the preliminary allocation of the purchase price at the date of acquisition (in thousands):

Acquisition costs:
Issuance of common stock	$11,965
Purchase of Iteris Subsidiary Series A preferred stock	17,543
Acquisition costs	99
Total acquisition costs	$29,607

Purchase price allocation:
Fair value of 33% of Iteris Subsidiary
Patents	$255
Developed technology	397
Acquired in-process research and development	115
Reduction of minority interest	17,543
Goodwill	11,297
Total purchase price allocation	$29,607

Amounts allocated to patents, developed technology and goodwill have not yet been attributed to the Company’s segments.  The allocation will be completed within a year from the acquisition date. Additionally, the Company identified $115,000 of in-process research and development costs, which had not reached technological feasibility and was expensed in the current period.

The value of the acquired intangible assets is being amortized using the straight-line method over the estimated useful life of the asset, which is seven and five years for the patents and the developed technology, respectively. The Company will record approximately $36,000 of amortization expense per fiscal year over the next seven years in connection with the acquired patents and $79,000 per fiscal year over the next five years in connection with the acquired developed technology. The Company has recorded $11,000 and $23,000 in amortization for the three and six months ended September 30, 2004 related to the patents and the developed technology, respectively and the carrying value of the patents and developed technology is $244,000 and $374,000 respectively, on the accompanying September 30, 2004 consolidated balance sheet.

Note 5—Convertible Debt and Warrants

In order to finance the purchase of the Iteris Subsidiary Series A preferred stock (Note 4), the Company entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004 (the “Debenture and Warrant Purchase Agreement”) with a group of institutional investors, which included certain officers of the Company, pursuant to which the Company sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million and issued warrants to purchase an aggregate of 639,847 shares of its common stock.

The debentures are due in full in five years, provide for 6.0% annual interest, payable quarterly, and are convertible at any time at any time into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount being redeemed; and from May 19, 2008 until the maturity date of May 18, 2009, the debentures may be redeemed at 110% of the principal amount being redeemed.

Pursuant to the Debenture Purchase Agreement, each individual investor also received two warrants to purchase shares of the Company’s common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of the Company’s common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of the Company’s common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants to purchase 639,347 shares of common stock were imediately exercisable, expire on May 18, 2009, and none of the warrants have been exercised at September 30, 2004. The Company preliminarily recorded $521,000 in debt discount costs related to the fair value of the 639,847 warrants issued in connection with the convertible debentures, as calculated using the Black Scholes valuation model, at June 30, 2004 and revised this estimate to $1.1 million in the current quarter ended September 30, 2004. These costs have been net against the $10.1 million convertible debentures on the accompanying balance sheet and are being amortized to interest expense over the five-year life of the debentures.

In connection with the Debenture and Warrant Purchase Agreement, the Company issued warrants valued at $40,000 to the investment bankers, as a commission, to purchase 34,036 shares of its common stock with an exercise price of $3.86 per share. The warrants were immediately exercisable and expire on May 18, 2009. The value of these warrants has been recorded as a deferred financing cost in other assets on the accompanying consolidated balance sheet and are being amortized to interest expense over the five-year life of the debentures. The Company also incurred $621,000 in transaction costs associated with the debenture offering, which have also been capitalized as deferred financing costs in other assets on the accompanying consolidated balance sheet and are being amortized to interest expense over the five-year life of the debentures.

Significant valuation estimates included in the determination of the value of the warrants include an expected life of five years, no dividends, a risk-free interest rate of 4.5% and a stock volatility factor of 0.5.

Note 6—Debt

Concurrent with the issuance of the convertible debentures, the Iteris Subsidiary entered into a $5.0 million term note payable with a bank. The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 4). The note is due in four years, on May 27, 2008, and provides for monthly principal payments of approximately $104,167. Interest accrues at the current stated prime rate plus 0.25%.

Also on May 28, 2004, the Iteris Subsidiary renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank. The new agreement has a one year term, expires on August 1, 2005 and provides for a maximum available credit line of $5.0 million. Under the terms of the new agreement, the Iteris Subsidiary may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the current stated prime rate.  Additionally, the Iteris Subsidiary is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There are no monthly collateral management fees associated with the new line of credit and no pre-payment or early termination fees. The bank waived the 1.0% cancellation fee to terminate the prior line.

Subsequent to September 30, 2004 and in connection with the October 22, 2004 merger (Note 8), the Company assumed the $5.0 million note payable and the $5.0 million line of credit with the bank under the same terms and conditions previously negotiated.

Both the term note payable and the line of credit are secured by substantially all of the assets of the Company.

Long-term debt consisted of the following (in thousands):

	September 30, 2004	March 31, 2004
Term note payable, accruing interest at prime plus 0.25% (5.00% at September 30, 2004) payable in monthly installments of $104,167 until May 2008	$4,584	$—
Notes payable, accruing interest at prime plus 2.0% (6.75%) at September 30, 2004, quarterly payments of principal and interest to begin on October 1, 2006 until July 1, 2007	860	811
Note payable, accruing interest at 4.0%, payable in monthly installments of $3,850 until October 2006	89	109
Capital lease obligation	10	13

	5,543	933
Less current portion	(1,300)	(42)
	$4,243	$891

Note 7—Litigation

On June 29, 2004, a supplier to the Company’s former subsidiary, Mariner Networks, Inc., filed a complaint against the Company alleging various breaches of written contract claims arising out of alleged purchase orders.  The Plaintiff in this lawsuit seeks monetary damages plus attorney’s fees and related costs.  The Company has not yet answered or responded to the complaint. Settlement discussions are currently pending at this time, but there can be no assurance that this lawsuit will be settled in a timely manner or for a reasonable amount.  The Company believes that the ultimate resolution of this claim will not have a material impact on the Company’s financial position, results of operations or cash flows.

Additionally during the quarter ended June 30, 2004, the Company received $949,000 as part of a settlement between Rockwell International and the Michigan Department of Transportation, pursuant to which the Company was a third party beneficiary.  This amount was recorded in other income in the accompanying consolidated statements of operations.

Note 8—Subsequent Events

On October 22, 2004 the Iteris Subsidiary was merged into the Company. The remaining 8.1% minority interest in the Iteris Subsidiary (consisting of 1,228,981 shares of common stock) was converted to 2,457,962 shares of the Company’s common stock valued at $7.6 million at the merger date. Immediately following the merger, the Company converted all of its outstanding Class B common stock  (921,917 shares) into 1,014,274 shares of its common stock. These transactions were accounted for as a step acquisition using the purchase method of accounting. The fair value of Iteris Holdings, Inc. stock issued in the transaction was based on the quoted market price of the Company’s stock averaged over a five-day period. Additionally, the Company amended its certificate of incorporation to change the voting rights of Class A common stock from one-tenth to one vote per share and to remove the ability to issue any further shares of Class B common stock. As a result, the Company currently has only one class of common stock outstanding, the common stock.

In connection with the merger, the Company assumed all options and warrants to purchase shares of common stock, which were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan (the “Option Plan”). Each such option and warrant assumed by the Company shall continue to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (2) (the “Exchange Ratio”) (rounded down to the nearest whole number of shares) and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent).  As a result, approximately 3.2 million options and 327,000 warrants exercisable into shares of the Iteres Subsidiary common stock with weighted-average exercise prices of approximately $2.18 and $4.64, respectively, were exchanged for 6.2 million options and 654,000 warrants exercisable in shares of the Company's common stock with weighted-average exercise prices of approximately $1.06 and $2.32, respectively.

On October 22, 2004, in connection with the Company’s merger with the Iteris Subsidiary, the Chief Executive Officer of the Iteris Subsidiary, Mr. Jack Johnson, was promoted to President and Chief Executive Officer of the Company, replacing Mr. Gregory Miner. This merger triggered certain obligations under the Company’s change-in-control agreement with its former Chief Executive Officer, Mr. Miner. Accordingly the Company will record approximately $800,000 in severance expense in its third quarter ending December 31, 2004 as a charge to operations.  The severance amount will be paid to Mr. Miner in bi-weekly installments over the next 30 months.

On November 1, 2004, the Company amended its existing lease for the Anaheim facility and increased the $860,000 note payable to the landlord by $432,000 resulting in a total payable of $1.3 million. The $432,000 will be recorded as an increase in the note payable and as a reduction of the deferred gain on the sale of the building which is being amortized to operations over the remaining life of the lease. This increase was negotiated as a settlement to release the Company from its obligations under the existing lease related to the separation of buildings located at 1515 and 1585 S. Manchester Avenue, Anaheim California 92802, and other facility improvements to be made at the Anaheim location.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits, capital needs, competition, backlog and manufacturing capabilities and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth” below, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

AutoVue is a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 8,000 production AutoVue units have been sold for truck platforms in the North American and European market and are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks. In September of 2003, the Company entered into an agreement with Valeo Schalter und Sensoren Gmbh (“Valeo”) to sell and manufacture our AutoVue lane departure warning product to the passenger car market.  We provided specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our lane departure warning technology on the FX45 platform in October 2004. As a result, we believe we will derive modest royalty revenues from shipments of our product from Valeo to Infiniti in our third quarter ending December 31, 2004.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time.

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

During the past two fiscal years, we divested all of our remaining subsidiaries other than our Iteris Subsidiary (the “Iteris Subsidiary”) to focus on our core business, ITS Sensors and Systems. On October 22, 2004, we completed the Merger with our Iteris Subsidiary. Our statements of operations for the three and six months ended

September 30, 2003 and Statement of Cash Flows for the six months exded September 30, 2003 have been restated to reflect the discontinuation of all operations except those of the Iteris Subsidiary.

Critical Accounting Policies And Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories and the recoverability of long-lived assets and goodwill. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

In addition to product and contract revenue, we derive revenue from technology access fees and the provision of specific non-recurring contract engineering services related to our AutoVue lane departure warning product. Combined technology access fees and contract engineering revenues are recognized on the percentage of completion method of accounting based on the relationship of hours incurred to total estimated hours. Technology access fee revenues and contract engineering revenues are included in net sales on the accompanying statements of operations.

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

Goodwill and Purchased Intangible Assets.  The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We believe there were no indicators of impairment of the carrying value of its long-lived assets at September 30, 2004. We perform the annual impairment review as of January 1 of each year. The amounts and useful lives assigned to other intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

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

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net sales	65.1%	52.5%	62.7%	51.2%
Contract revenues	34.9	47.5	37.3	48.8
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Gross profit—net sales	43.4	44.8	45.9	45.5
Gross profit—contract revenues	33.5	33.6	34.3	33.1
Selling, general and administrative expense	27.2	27.6	29.3	29.7
Research and development expense	7.4	8.6	7.2	8.8
Acquired in-process research and development	1.0	—	0.5	—
Amortization of intangible assets	0.3	—	0.1	—
Operating income	4.0	3.3	4.4	1.0
Non-operating income (expense):
Other income	0.5	8.6	4.2	4.3
Interest expense, net	(4.0)	(0.3)	(2.3)	(0.3)
Income tax expense	—	(2.1)	(0.3)	(2.0)
Minority interest in earnings of subsidiary	(0.5)	(7.7)	(1.9)	(7.6)
Income from discontinued operations	—	21.1	—	7.4
Net income	0.0%	29.9%	4.1%	2.8%

Net Sales and Contract Revenues. Net sales consist principally of sales of product and services to commercial customers and municipal agencies (“net sales”) and primarily consist of sales of our Vantage video detection systems and AutoVue lane departure warning systems. Also included in net sales are revenues derived from technology access fees as well as the provision of specific non-recurring contract engineering services related to AutoVue and the integration of our lane departure warning systems into vehicle platforms. Contract revenues are derived from systems integration and ITS consulting services provided to state, county and municipal agencies (“contract revenues”).  We have a diverse customer base and only one customer constituted over 10% of our total net sales for the three and six months ended September 30, 2004.

Total net sales and contract revenue increased 4.5% to $11.8 million and 1.8% to $23.2 million for the three months and six months ended September 30, 2004, respectively, compared to $11.3 million and $22.3 million in the corresponding periods of the prior fiscal year.

Net sales increased 29.6% to $7.7 million and 24.8% to $14.6 million for the three months and six months ended September 30, 2004 respectively, compared to $5.9 million and $11.7 million in the corresponding periods of the prior fiscal year. Sales of Vantage video detection products increased $1.1 million or 21.5% for the three months ended September 30, 2004 and have increased $1.1 million or 11.3% for the six months ended September 30, 2004 compared to the corresponding periods of the prior year. The increase in Vantage sales was primarily due to increased demand for our products as well as key procurements by certain state and local agencies. We have experienced some seasonality with respect to Vantage sales as traffic construction offen slows down during winter months.

Net sales derived from AutoVue products, technology access fee revenue and specific non-recurring contract engineering services increased 71.9% for the three months ended September 30, 2004 and increased 112.6% for the six-months ended September 30, 2004 compared to the corresponding periods of the prior year. The increase in net sales of AutoVue products is primarily due to increased unit sales of AutoVue lane departure warning products to the European commercial truck market, as well as technology access fee revenue and fees for specific non-recurring contract engineering services derived from our contract with Valeo Schalter und Sensoren GmbH, our strategic partner for the passenger car OEM customer base, which contract was entered into September 2003. Specific non-recurring contract engineering services related primarily to the launch of the lane departure warning product on the Infiniti FX45 platform. Revenues for the three and six months ended September 30, 2004 included $197,000 and $497,000 in fees, respectively, for services that were rendered in prior periods and were deferred until collectability was determined to be reasonably assured.

Contract revenues decreased 23.3% to $4.1 million and 22.2% to $8.6 million for the three months and six ended September 30, 2004 compared to $5.3 million and $11.1 million in the corresponding periods of the prior fiscal year. The decrease in contract revenues was primarily due to weakness in the market as a result of delay in the passages of a pending Federal Highway Bill.  Congress recently passed an eight-month extension that will fund Federal projects at the existing monetary level until May 2005, but a new six-year bill is pending, which could increase federal transportation spending.  We cannot assure you that the new bill will pass and any delays in federal funding will likely adversely affect our systems business. Our contract revenues are represented by a broad range of fixed price and cost plus fixed fee contracts for engineering study, design, systems integration and implementation. The market for these services is highly dependent upon continued budget appropriations and contract grants at the Federal and State level.

Gross Profit. Gross profit as a percentage of net sales and contract revenues increased to 39.9% and 41.6% for the three and six months ended September 30, 2004 compared to 39.5% and 39.5% in the corresponding periods in the prior year.

Gross profit as a percentage of net sales decreased to 43.4% for the three months ended September 30, 2004 compared to 44.8% in the corresponding period in the prior year and increased to 45.9% for the six months ended September 30, 2004 compared to 45.5% in the corresponding period in the prior year. The decrease in the gross profit for the three months ended September 30, 2004 was primarily due to a shift of resources to product support activities as well as an increase in warranty reserves, as a result of an overall increase in net sales and the impact of a specific warranty issue related to the vantage video detection business. We believe we have resolved the issue and do not anticipate any future problems. We have accrued approximately $150,000 related to this issue which we believe is adequate and we do not expect to incur any additional future costs. Additionaly, gross profit decreased because of the impact of competitive pricing on certain large state contracts for Vantage products. These reductions were somewhat offset by improved manufacturing overhead cost absorption on a 71.9% increase in AutoVue revenues and the impact of higher margin technology access fee revenue derived from Valeo.  The slight increase in gross profit for the six months ended September 30, 2004 was primarily the result of improved manufacturing overhead cost absorption for both Vantage and AutoVue which was marginally offset by the factors indicated above.

Gross profit as a percentage of contract revenues decreased slightly to 33.5% for the three months ended September 30, 2004 compared to 33.6% in the corresponding period in the prior year and increased to 34.3% for the six months ended September 30, 2004 compared to 33.1% in the corresponding period in the prior year. We recognize contract revenues and the related gross profit using percentage of completion contract accounting. The increase for the six months ended September 30, 2004 primarily reflected a mix of higher margin contract activity. Contract revenues historically have been derived from a large number of individual contracts, and the underlying mix of contracts and related timing of revenue and cost recognition will impact gross profit performance on contract revenue in a given period.

Selling, General and Administrative Expense. Selling, general and administrative expense consists of wages and related expenses, overhead expenses, professional fees, and other outside services incurred in the sale and promotion of our products and the overall administration of the Company. Additionally, general and administrative expenses includes, information technology costs, human resources costs, finance and accounting costs, and building maintenance costs. Selling, general and administrative expense increased 2.1% to $3.2 million (or 27.2% of net sales and contract revenues) and increased 0.1% to $6.8 million (or 29.3% of net sales and contract revenues) for the three and six months ended September 30, 2004 compared to $3.1 million (or 27.6% of net sales and contract revenues) and $6.8 million (or 29.7% of net sales and contract revenues) in the corresponding periods in the prior year. The increase in the three months ended September 30, 2004 was primarily due to professional fees associated with our merger with the Iteris Subsidiary with the Company. Selling, general and administrative expense was flat for the six months ended September 30, 2004 compared to the corresponding period in the prior year. Increases in sales and marketing activities were offset in part by reduced overhead associated with the consolidation of the administrative functions of the Company and the Iteris Subsidiary implemented during fiscal 2004 in connection with our merger and our focus on our ITS business.

Research and Development Expense. Research and development expense primarily consists of personnel costs and overhead for related benefits, prototype material costs and consulting fees. Research and development expense decreased 9.6% to $871,000 (or 7.4% of net sales and contract revenues) and decreased 17.1% to $1.7 million (or 7.2% of net sales and contract revenues) for the three and six months ended September 30, 2004 compared to $963,000 (or 8.6% of net sales and contract revenues) and $2.0 million (or 8.8% of net sales and contract revenues) in the corresponding periods in the prior year. The decrease in research and development expense for the three months ended September 30, 2004 was primarily due to expenses related to the development of Systems ViewTM, a software based management product to be offered as part of our contract and services consulting activities, which product was substantially completed by the end of the three month period ended September 30, 2003. For competitive reasons, we closely guard the confidentially of our specific development projects.

The decrease in research and development expense for the six months ended September 30, 2004 compared to the corresponding period in the prior year was primarily a result of a shift of resources to product support activities off-set by a reduction of expenses related the Systems ViewTM software product discussed earlier and increase in AutoVue development activity related to products sold to the heavy truck market.

Other Income. Other income during the six months ended September 30, 2004 primarily reflects a $949,000 gain recognized on the settlement of litigation. We were a third party beneficiary of, but not a party to, certain litigation between Rockwell International and the Michigan Department of Transportation, which was settled in quarter ended June 30, 2004. We do not expect to receive any additional funds in connection with this litigation. Other income during the six months ended September 30, 2003 primarily reflects the gain recognized on the re-negotiation of our lease facilities in Anaheim.

Interest Expense, net. Interest expense, net, increased to $470,000 and $540,000 in the three and six months ended September 30, 2004, respectively, compared to $35,000 and $67,000 in the corresponding periods in the prior year. The increase was primarily due to additional interest expense related to the $5.0 million term debt entered into by our Iteris Subsidiary on May, 28, 2004, interest expense related to the $10.1 million convertible debentures issued by the Company on May 19, 2004 and the amortization of debt discounts and deferred financing costs associated with the issuance of the debentures and related warrants, which is expected to continue as charges to interest expense over the five year life of the debentures.

Income Taxes.  Income taxes for the three and six months ended September 30, 2004 and 2003 have been provided at the estimated annualized effective tax rates (“ETR”) based on the estimated income tax liability or assets and change in deferred taxes for their respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes.

We recorded income tax expense of $0 and $75,000, 0% and 5.1% ETR for the three and six months ended September 30, 2004, respectively and $231,000 and $451,000 for the three and six months ended September 30, 2003, respectively. The decrease in the effective tax rate was due to the acquisition of greater than 80% ownership interest in the Iteris Subsidiary which occurred during the first quarter of the current fiscal year as described below.

In May 2004, we acquired a greater than 80% ownership interest in our Iteris Subsidiary. From this date forward, income taxes are provided for on a consolidated basis for federal income tax purposes.  Due to this consolidation, our federal net operating loss carryforwards and other federal tax attributes (subject to IRC Section 382 limitations) can be utilized to offset our federal consolidated taxable income, which now includes our Iteris Subsidiary. Prior to this date, the Iteris Subsidiary was required to file a separate federal income tax return.  No tax expense has been provided on the Iteris Subsidiary’s short period earnings due to the recording of a deferred tax asset based upon its historically profitable operations.

Liquidity and Capital Resources

During the six months ended September 30, 2004, we used $359,000 of net cash to fund our operations. The major components of net cash used in operating activities included net income of $962,000, increased for non-cash charges of $585,000 for depreciation and amortization and $433,000 in non-cash charges attributable to the minority interest in our Iteris Subsidiary, less $432,000 in non-cash gains related to the amortization of deferred gain on the sale of the Anaheim facility and less $2.0 million in cash used to fund changes in our operating assets and liabilities.  The principal use of cash to fund changes in operating assets and liabilities was the payment of $1.1 million in cash to reduce accounts payable balances at September 30, 2004.

We had a cash balance of $94,000 as of September 30, 2004 and generally do not have a substantial amount of cash on hand at any given time. In order to minimize interest expense on our line of credit, available funds are swept from our cash accounts to pay down the line if a balance due exists. We believe our $5.0 million line of credit provides us with adequate capital to fund our current business plan. We generally have significant excess availability on the line. At September 30, 2004 our line of credit balance was $1.3 million and $3.4 million available under the terms of the agreement.

On October 22, 2004 in connection with our merger of the Company and the Iteris Subsidiary and the succession of Mr. Miner, the former CEO of the Company, by Mr. Jack Johnson, the CEO of the Iteris Subsidiary, we recorded a severance liability of approximately $800,000 which is payable to Mr. Miner in bi-weekly installments over the next 30 months.

On November 1, 2004, we amended our existing lease for our Anaheim facility and increased the $860,000 note payable to the landlord by $432,000 resulting in a total payable of $1.3 million. The increase was negotiated as a settlement to release us from our obligations under the existing lease related to the separation of buildings located at 1515 and 1585 S. Manchester Ave., Anaheim CA 92802, and other facility improvements to be made at the Anaheim location.  The note is payable in quarterly installments of principal and interest beginning on October 1, 2006 and accrues interest at the current stated prime rate plus 2.0%.

On May 28, 2004 (the “Closing Date”), in order to simplify our capital structure and facilitate the merger of the Iteris Subsidiary, we completed the purchase of all of the outstanding shares of the Series A preferred stock of the Iteris Subsidiary (the “Series A preferred Stock”), which were held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for a payment of approximately $17.5 million in cash.  In addition, we acquired all of the 547,893 shares of common stock of the Iteris Subsidiary held by DCV in exchange for the issuance of 1,219,445 shares (the “Exchange Shares”) of the our Class A common stock (now known as common stock) valued at $3.4 million at the date of issuance. The fair value of the Company’s stock issued in the transaction was based on the quoted market price of Iteris Holdings, Inc. stock averaged over a five-day period. The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement, dated March 31, 2004, by and among us, the Iteris Subsidiary, DCV and Hockenheim (the “Purchase and Exchange Agreement”).

Pursuant to the Purchase and Exchange Agreement, we purchased 3,124,913 shares of the Series A preferred stock of the Iteris Subsidiary from DCV and Hockenheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the preferred stock.  The purchase of the shares was financed primarily with a $10.1 million convertible debenture financing completed in May 2004 with a group of institutional investors, in addition to a $5.0 million senior credit facility arranged through our bank and $2.4 million in cash.

Subject to certain exceptions, DCV has agreed not to sell or otherwise transfer the Exchange Shares during the year following the Closing Date.  However, beginning on November 28, 2005, DCV may require the Company to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require us to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share.  All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007. Given that this right is outside our control, we has classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on the September 30, 2004 balance sheet. In addition, beginning on May 28, 2005, DCV will have the right to request registration of all of the shares our common stock held by it.  In the event we decide not to file a registration statement to register all such shares, DCV may require us to repurchase of any or all of its shares of our common stock at a purchase price of $1.438 per share.

In order to finance the purchase of the Iteris Subsidiary Series A preferred stock, we entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004 (the “Debenture and Warrant Purchase Agreement”) with a group of institutional investors, which included certain of our officers and directors, pursuant to which we sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million and issued warrants to purchase an aggregate of 639,847 shares of our common stock.

The debentures are due in full in five years, provide for 6.0% annual interest, payable quarterly, and are convertible at any time at any time into our common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by us, at our option, at 120% of the principal amount being redeemed; and from May 19, 2008 until the maturity date of May 18, 2009, the debentures may be redeemed at 110% of the principal amount being redeemed.

Pursuant to the Debenture Purchase Agreement, each individual investor also received two warrants to purchase shares of our common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants to purchase 639,347 shares of common stock expire on May 18, 2009, and none of the warrants have been exercised at September 30, 2004. We preliminarily recorded $521,000 in debt discount costs related to the fair value of the 639,847 warrants issued in connection with the convertible debentures, as calculated using the Black Scholes valuation model, at June 30, 2004 and revised this estimate to $1.1 million in the current quarter ended September 30, 2004. These costs have been net against the $10.1 million convertible debentures on the September 30, 2004 balance sheet and are being amortized to interest expense over the five-year life of the debentures.

In conjunction with the Debenture and Warrant Purchase Agreement, we also issued warrants to purchase 34,036 shares of our common stock at an exercise price of $3.61 per share as commissions related to the transaction.  These warrants expire on May 18, 2009. These warrants were valued at $40,000 using the Black Scholes valuation model. The value of these warrants has been recorded as a deferred financing cost in other assets on the accompanying and is being amortized to interest expense over the five year life of the debentures. We also incurred $621,000 in transaction costs associated with the debenture offering which have also been capitalized as deferred financing costs in other assets on the accompanying balance sheet and are being amortized to interest expense over the five-year life of the debentures.

Concurrent with the issuance of the debentures, our Iteris Subsidiary entered into a $5.0 million term note payable with a bank. Proceeds from the note payable were used to purchase the Series A preferred stock of our Iteris Subsidiary as described above. The four year note is due and payable on May 27, 2008, and provides for monthly principal payments of approximately $104,167. Interest accrues at the current stated prime rate plus 0.25%.

Also in May 2004, our Iteris Subsidiary renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank. The new agreement has a one year term that expires on August 1, 2005 and a maximum available credit line of $5.0 million. We assumed this line of credit and the $5.0 million term loan in October 2004 in connection with our reconsolidation merger. Under the terms of the new agreement, we may borrow against our eligible accounts receivable and the value of our eligible inventory, as defined. Interest on borrowed amounts is payable monthly at the prime rate.  Additionally, We are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There are no monthly collateral management fees associated with the new line of credit and no pre-payment or early termination fees. The bank waived the 1.0% cancellation fee to terminate the prior line.

Both the term note payable and the line of credit are secured by substantially all of our assets.

On June 30, 2004, we entered into an exchange agreement with certain of the minority stockholders of our Iteris Subsidiary (including officers and directors) whereby we exchanged an aggregate of 1,319,541 common shares of our Iteris Subsidiary for 2,639,082 newly issued shares of our common shares valued at $8.7 million at the date of issuance.  The effect of this exchange was to increase our total ownership in our Iteris Subsidiary to 91.9%.

We have lease commitments for facilities in various locations throughout the United States. The annual commitment under these non-cancelable operating leases, in addition to our contractual obligations at September 30, 2004, is as follows (in thousands):

	Payments Due by Period
	Total	Remainder of Year	2-3 Years	4-5 Years	After 5 Years

Lines of credit	$1,294	$1,294	$—	$—	$—
Capital lease obligations	10	2	6	2	—
Notes payable	5,533	648	2,996	1,889	—
Convertible debentures	10,100	—	—	—	10,100
Operating leases	3,100	628	1,960	512	—
Total	$20,037	$2,572	$4,962	$2,403	$10,100

At September 30, 2004, we had a revolving line of credit with our principal bank, which expires August 2005, and provides for available borrowings up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable as defined in the agreement. Borrowings on the line of credit bear interest at the banks stated prime rate (4.75% at September 30, 2004). There were $1.3 million in borrowings on the line at September 30, 2004, and $3.4 million was available for borrowing subject to the borrowing base in the credit agreement. We believe that the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis for the next twelve months.

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

We Have Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future.  We experienced net income of $7,000 in the year ended March 31, 2004 and a net loss of $13.1 million in the year ended March 31, 2003.  While we have divested all of our business units and merged with our Iteris Subsidiary, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We May Need To Raise Additional Capital In The Future, But We May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us, Or At All.  We have generated significant net losses and operating losses in recent periods, and have experienced negative cash flows from operations of $718,000 in the year ended March 31, 2004, $4.8 million in the year ended March 31, 2003, and $18.2 million in the year ended March 31, 2002. Although in May 2004, we completed a $10.1 million convertible debenture financing and our Iteris Subsidiary closed a $5.0 million term loan, the majority of the proceeds from such financings were used to purchase the Series A preferred stock of our Iteris Subsidiary held by outside investors.  We may need to raise additional capital in the future to fund our operations or to repay indebtedness. We currently maintain a line of credit with a maximum availability of $5.0 million, which expires in August 2005. Substantially all of our assets have been pledged to the lender to secure the outstanding indebtedness under this facility ($1.3 million was outstanding under this line of credit at September 30, 2004).

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

•                  increased research and development funding, and required investments in our Iteris Subsidiary;

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

We Have Adopted A New Operating Strategy, Which Is Untried And Exposes Us To New Risks.  We recently divested ourselves of all of our business units and merged with our Iteris Subsidiary and significantly scaled back our operations in order to focus on the business. We have abandoned our strategy of incubating emerging companies, which historically required us to make significant investments in new business units. Our current business strategy is narrow and untried, and we cannot assure you that our new business strategy or the continued execution of the business will be successful.

The Trading Price Of Our Common Stock Is Highly Volatile And Our Shares Are Listed On The OTC Bulletin Board.  As Such, It May Be Difficult To Resell Your Shares Of Stock At Or Above The Price You Paid For Them Or At All.  The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock (now known as our common stock) has traded at prices as low as $0.45 per share and as high as $29.44 per share and our Class B common stock has traded at prices as low as $0.20 per share and as high as $29.62 per share. On October 22, 2004, every share of our Class B common stock was converted into 1.1 shares of common stock in order to simplify our capital structure.  We have amended our Articles of Incorporation and to eliminate the Class B common stock.  In 2003, because we failed to meet the minimum stockholder’s equity and minimum share price requirements for continued listing on the Nasdaq SmallCap Market, our common stock was delisted from the Nasdaq SmallCap Market and currently trades on the OTC Bulletin Board. As such, the average daily trading volume of common stock has decreased, and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, or at all. This delisting may also make it more difficult for us to raise additional funds in the future. In addition, our securities are subject to “penny stock” restrictions, including Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. Consequently, the liquidity of our securities could be impaired, not only in the number of securities that can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage of us, adverse effects on the ability of broker-dealers to sell our securities, and lower prices for our securities than might otherwise be obtained.

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

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results.  A significant portion of our sales were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 48.0%, 54.0% and 54.0% of our total net sales and contract revenues for the years ended March 31, 2004, 2003 and 2002, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

•                  seasonality due to winter weather conditions;

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

If We Are Unable To Develop And Introduce New Products And Product Enhancements Successfully And In A Cost-Effective And Timely Manner, Or To Achieve Market Acceptance Of Our New Products, Our Operating Results Would Be Adversely Affected.  We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products. Our future success will also depend in part on the success of several products including AutoVueTM, our lane departure warning system. We currently outsource the manufacture of our AutoVue product line to a single manufacturer. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue. We are currently experiencing shortages on certain components used in the manufacture of AutoVue lane departure warning units sold to the heavy truck market and must design in replacement components before existing supplies expire.  AutoVue production availability may be impacted by long lead times on replacement components or an inability to design these new components into production units.  Based on current sales and unit forecasts, we believe we currently have a six month supply of these components on hand. We are currently negotiating with a second supplier for this product, but we cannot assure you that we will be able to obtain sufficient quantities of these components or that such components will be available on a timely basis.

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Gregory A. Miner and Jack Johnson.  In connection with the roll-up merger of the Iteris Subsidiary, Mr. Johnson became our Chief Executive Officer, Mr. Miner assumed the role as our Chairman of the Board, and Mr. James Miele, the former Controller of our Iteris Subsidiary, was promoted to serve as our Chief Financial Officer. The loss of any of these individuals or the transition of Mr. Miner to his new role could adversely affect our business, financial condition or results of operations.  Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

Our International Business Operations May Be Threatened By Many Factors That Are Outside Of Our Control.  We currently market our AutoVue and Vantage products internationally and, we anticipate that our international operations will expand in the near future. International business operations are subject to various inherent risks, including, among others:

•      currency fluctuations and restrictions;

•      political, social and economic instability;

•      reduced protection for intellectual property rights in some countries;

•      unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•      the burdens of compliance with a wide variety of foreign laws and more restrictive labor laws and obligations;

•      longer accounts receivable payment cycles;

•      difficulties in managing and staffing international operations;

•      potentially adverse tax consequences; and

•      import and export license requirements and restrictions of the United States and each other country in which we operate.

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval.  As of October 1, 2004, our officers and directors beneficially owned approximately 17.7% of the total combined voting power of the outstanding shares of our Class A common stock and Class B common stock. As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our lines of credit. Our lines of credit bear interest based on the prevailing prime rate (4.75% as of September 30, 2004). A 10% increase in the interest rate on our line of credit (from 4.75% to 5.23%) would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information required to be included in reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, while we have supplemented our disclosure controls and procedures, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our Annual Meeting of the Stockholders of Iteris Holdings, Inc, held on September 10, 2004, the following proxies were tabulated representing 17,452,912 shares of our Class A common stock or 70.5% of the outstanding shares of Class A common stock, and 801,524 shares of our Class B common stock or 86.9% of the outstanding shares:

Proposal I: Election of the Board of Directors

Class A Common Stock	Total Vote for Each Director	Total Vote withheld from each Director
Gary Hernandez	1,723,296	21,996
John Johnson	1,723,296	21,996
Dr. Hartmut Marwitz	1,723,296	21,996

Class A and Class B Common Stock, Voting together as a Single Class	For	Withheld
Joel Slutzky	2,524,502	22,313
Kevin Daly	2,524,502	22,313
Thomas L Thomas	2,524,502	22,313
Gregory A. Miner	2,524,502	22,313
John W. Seazholtz	2,524,502	22,313
Paul E. Wright	2,524,502	22,313

Proposal II: To approve the Amendment and Restatement of the Certificate of Incorporation to automatically convert each outstanding share of Class B common stock into 1.1 shares of Class A common stock; change the voting rights of the Class A common stock from one-tenth of one vote per share to one vote per share; change the name of the Class A common stock to “Common Stock;” change the name of Iteris Holdings to “Iteris, Inc.”

	Class A Common Stock (1/10 vote per share)	Class B Common Stock (1 vote per share)
For	11,043,610	420,613
Against	17,441	115
Abstain	10,860	100

Proposal III: The ratification of Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2005.

	Class A Common Stock (1/10 vote per share)	Class B Common Stock (1 vote per share)
For	16,749,483	801,209
Against	239,710	215
Abstain	463,719	100

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)                                  Exhibits

The following exhibits are filed herewith or are incorporated herein by reference to the location indicated.

3.1	Certificate of Amendment to the Bylaws of the registrant dated September 9, 2004.
31.1	Certication of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2004	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Accounting Officer)