Form 10-Q
period 2004-12-31
ITERIS, INC.
filed 2005-02-14
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  001-08762

ITERIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2588496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 South Manchester Avenue Anaheim, California	92802
(Address of principal executive office)	(Zip Code)

(714) 774-5000
(Registrant’s telephone number, including area code)

Iteris Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of February 11, 2005, the registrant had 28,304,107 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

For the three and nine month periods ended December 31, 2004

Unless otherwise indicated in this Report, the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc. (formally known as Iteris Holdings, Inc. and Odetics, Inc.) and its subsidiary, Meyer, Mohaddes Associates.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	March 31, 2004

ASSETS:

Current assets:
Cash	$17	$2,612
Trade accounts receivable, net	8,308	8,255
Notes receivable from sale of business units	75	125
Costs and estimated earnings in excess of billings on uncompleted contracts	2,175	2,653
Inventories:
Finished goods	399	542
Work in process	594	294
Materials and supplies	2,534	2,762
Total inventories	3,527	3,598
Prepaid expenses	743	323
Deferred tax assets	993	821
Total current assets	15,838	18,387

Property, plant and equipment:
Equipment, furniture and fixtures	5,141	7,821
Allowance for depreciation	(4,100)	(6,179)
Total property, plant and equipment, net	1,041	1,642

Goodwill	28,928	9,807
Intangible assets, net	735	—
Other assets	693	215
Total assets	$47,235	$30,051

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share amounts)

	December 31, 2004	March 31, 2004

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$2,973	$3,560
Accrued payroll and related expenses	3,634	3,218
Accrued expenses	859	838
Billings in excess of costs and estimated earnings on uncompleted contracts	513	549
Deferred revenue	—	226
Income taxes payable	91	485
Revolving line of credit with related party	—	100
Revolving line of credit	450	—
Current portion of long-term debt and capital leases	1,300	42
Total current liabilities	9,820	9,018

Deferred gain on sale of building	807	1,774

Long-term debt and capital leases	4,351	891

Convertible debentures	8,945	—

Total liabilities	23,923	11,683

Commitments and contingencies

Minority interest	—	17,745

Redeemable common stock
Issued and outstanding shares – 1,219,445 at December 31, 2004 and none at March 31, 2004	3,414	—

Stockholders’ equity:
Preferred stock:
Authorized shares – 2,000,000 Issued and outstanding - none	—	—
Common stock, $0.10 par value:
Authorized shares – 50,000,000 at December 31, 2004, and 50,000,000 of Class A and 2,600,000 of Class B at March 31, 2004 Issued and outstanding shares – 27,084,663 at December 31, 2004; 20,476,568 of Class A and 928,317 of Class B at March 31, 2004	2,709	2,140
Additional paid-in capital	126,966	96,989
Notes receivable from associates	(45)	(45)
Accumulated deficit	(109,732)	(98,461)
Total stockholders’ equity	19,898	623
Total liabilities, redeemable common stock and stockholders’ equity	$47,235	$30,051

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales and contract revenues:
Net sales	$7,576	$5,948	$22,130	$17,608
Contract revenues	4,138	5,180	12,785	16,300
Total net sales and contract revenues	11,714	11,128	34,915	33,908
Costs and expenses:
Cost of sales	4,000	3,137	11,878	9,491
Cost of contract revenues	2,670	3,589	8,349	11,027
Gross profit	5,044	4,402	14,688	13,390
Operating expenses:
Selling, general and administrative	4,002	2,994	10,803	9,754
Research and development	1,055	1,037	2,719	3,044
Stock-based compensation	11,490	—	11,490	—
Disposal of fixed assets	422	—	422	—
Acquired in-process research and development	25	—	140	—
Amortization of intangible assets	44	—	78	—
Total operating expenses	17,038	4,031	25,652	12,798
Operating income (loss)	(11,994)	371	(10,964)	592
Non-operating income (expense):
Other income, net	60	—	1,040	970
Interest expense, net	(298)	(25)	(838)	(92)
Income (loss) from continuing operations before income taxes and minority interest	(12,232)	346	(10,762)	1,470
Income tax benefit (expense)	51	(293)	(24)	(744)
Minority interest in earnings of subsidiary	(52)	(793)	(485)	(2,518)
Loss from continuing operations	(12,233)	(740)	(11,271)	(1,792)
Income from discontinued operations	—	—	—	1,682
Net loss	$(12,233)	$(740)	$(11,271)	$(110)
Basic and diluted loss per share:
Loss from continuing operations	$(0.44)	$(0.04)	$(0.45)	$(0.10)
Income from discontinued operations	—	—	—	0.09
Loss per share	$(0.44)	$(0.04)	$(0.45)	$(0.01)
Shares used in calculating basic and diluted loss per share:
Basic and diluted	27,614	19,942	25,168	17,705

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net loss from continuing operations	$(11,271)	$(1,792)
Net income from discontinued operations	—	1,682
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	897	643
Write-off of acquired in-process research and development	140	—
Minority interest in earnings of subsidiary	485	2,518
Amortization of deferred gain on sale leaseback transactions	(535)	(1,611)
Stock-based compensation	11,490	—
Loss on disposal of fixed assets	422	—
Change in deferred tax assets	(172)	—
Changes in operating assets and liabilities:
Accounts receivable	(53)	(489)
Net costs and estimated earnings in excess of billings	442	(51)
Inventories	71	(176)
Prepaid expenses and other assets	(335)	(297)
Accounts payable and accrued expenses	(544)	(3,105)
Deferred revenue	(226)	—
Net assets of discontinued operations	—	241
Net cash provided by (used in) operating activities	811	(2,437)

Cash flows from investing activities
Purchases of property, plant and equipment	(425)	(380)
Notes receivable from sale of business units	50	—
Other	—	(120)
Net cash used in investing activities	(475)	(500)

Cash flows from financing activities
Proceeds from borrowings on line of credit, long-term debt and capital lease obligations, net	4,636	169
Proceeds from issuance of common stock	—	2,660
Common stock exchange costs and other financing costs	(97)	—
Proceeds from stock option and warrant exercises	494	—
Purchase of Series A preferred stock of Iteris Subsidiary	(17,543)	—
Proceeds from issuance of convertible debentures	9,479	—
Net cash (used in) provided by financing activities	(2,931)	2,829
Decrease in cash	(2,595)	(108)
Cash at beginning of period	2,612	437
Cash at end of period	$17	$329

Supplemental cash flow information:
Cash paid during the period:
Interest	$464	$92
Income taxes	583	240
Supplemental schedule of non-cash investing and financing activities:
Purchase price allocated to goodwill – acquisition of minority interest	$19,121	$—
Purchase price allocated to intangibles – acquisition of minority interest	813	—
Reduction of minority interest in connection with merger and acquisition	753	—
Issuance of warrants in connection with Debenture and Warrant Purchase Agreement	1,060	—
Conversion of convertible debt to equity	250	—
Issuance of warrants for commissions in connection with Debenture and Warrant Purchase Agreement	40	—
Contribution of common stock to 401(k) plan to settle employer match	—	531

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company

Iteris, Inc. formerly known as Iteris Holdings, Inc. (“the Company”) is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems and transportation management and traveler information systems to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information. On October 22, 2004, the Company completed the merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed the Company’s name from Iteris Holdings, Inc. to Iteris, Inc. (Note 4). The Company was originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed its name to Iteris Holdings, Inc. to reflect its focus on the ITS industry and its capital structure at that time.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with principals generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of operations for the three and nine month periods ended December 31, 2004, and 2003, and cash flows for the nine month periods ended December 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine month periods ended December 31, 2004, are not necessarily indicative of those to be expected for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, which was filed with the SEC on June 29, 2004.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its current and former subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The statements of operations for the three and nine month periods ended December 31, 2003, and statement of cash flows for the nine month period ended December 31, 2003, have been restated to reflect the discontinuation of all operations except those of the Company and it’s remaining subsidiary, Meyer, Mohaddes Associates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets, the valuation of equity instruments and the realization of goodwill.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with current year presentation.

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

Contract revenues are derived primarily from long-term contracts with governmental agencies.  Contract revenues include costs incurred plus a portion of estimated fees or profits determined using the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs.  Any anticipated losses on contracts are charged to earnings when identified.  Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to recognized costs and revenues and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when realization is reasonably assured.

In addition to product and contract revenue, the Company derives revenue from technology access fees and the provision of specific non-recurring contract engineering services related to the Company’s AutoVueTM lane departure warning system. Combined technology access fees and contract engineering revenues are recognized on the percentage of completion method of accounting based on the relationship of hours incurred to total estimated hours.  Technology access fee revenues and contract engineering revenues are included in net sales on the accompanying statements of operations. The Company also derives royalty revenue based on unit sales of AutoVueTM systems through the Company’s strategic partner Valeo Schalter und Sensoren Gmbh (“Valeo”).

Revenues from follow-on service and support, for which the Company charges separately, are recorded in the period in which the services are performed and are included in net sales or contract revenues.

Concentration of Credit Risk

The Company maintains reserves for potential credit losses, estimating the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding greater than a certain period of time. The Company has recorded reserves for receivables deemed to be at risk for collection. A considerable amount of judgment is required in assessing the ultimate realization of trade receivables deemed to be at risk for collection including the current credit-worthiness of each customer. Such losses have historically been minimal and within management’s estimates. Receivables from customers are generally unsecured.

Fair Values of Financial Instruments

Fair values of cash, receivables, inventories, accounts payable and accrued expenses approximate carrying values due to the short period of time to maturity. The fair values of line of credit agreements, long-term debt and convertible debentures, approximate carrying value since the related effective rates of interest approximate current market rates.

Inventories

Inventories consist of finished goods, work-in-process and raw materials and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Equipment is depreciated primarily using the declining balance method over its estimated useful life, which ranges from four to eight years.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes there were no indicators of impairment of the carrying value of its long-lived assets at December 31, 2004. The Company performs an annual impairment review of its long-lived assets in the fourth quarter of each fiscal year.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding for the period, which includes any additional dilution related to conversion of stock options and warrants as computed under the treasury stock method.

For the three and nine month periods ended December 31, 2004, and December 31, 2003, the Company incurred a net loss and therefore, all stock options and warrants were anti-dilutive and not included in the calculation of diluted loss per share. 4,680,332  and 852,151 stock options and warrants were excluded from the dilutive computation for the three month period ended December 31, 2004. Stock options and warrants excluded from the dilutive computation for the nine month period ended December 31, 2004 were 4,662,273 and 843,939, respectively. 355,218 stock options were excluded from the dilutive computation for the three month period ended December 31, 2003. Stock options excluded from the dilutive computation for the nine month period ended December 31, 2003 were 43,226.  There were no dilutive warrants in the three or nine month periods ended December 31, 2003.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Warranty

Unless otherwise stated, the Company provides a one to two year warranty from the original invoice date on all products, materials, and workmanship. Subsequent to December 31, 2004, the Company extended its warranty for certain VantageTM products to three years. Products sold to certain original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses on the accompanying condensed consolidated balance sheets.

The activity in accrued warranty obligations is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$400	$288	$192	$281
Additions charged to cost of sales	61	75	502	190
Warranty claims	(129)	(70)	(362)	(178)

Balance at end of period	$332	$293	$332	$293

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, and complies with the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The accompanying condensed consolidated financial statements reflect all of the disclosures required by SFAS 148.

In calculating pro forma information regarding net loss and loss per share, as required by SFAS 123, the fair value of outstanding stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three and Nine Months Ended December 31,
	2004	2003

Dividend rate	0.0	0.0
Expected life – years	7.0	7.0
Risk-free interest rate	4.5	2.0
Volatility of common stock	0.5	0.4

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the vesting period of the options. The Company’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss — as reported	$(12,233)	$(740)	$(11,271)	$(110)
Add: Stock-based compensation expense included in net loss – as reported	11,490	—	11,490	—
Deduct: Stock-based compensation expense under fair value method	(12,163)	(159)	(12,443)	(477)
Net loss — pro forma	$(12,906)	$(899)	$(12,224)	$(587)

Basic and diluted loss per share — as reported	$(0.44)	$(0.04)	$(0.45)	$(0.01)
Basic and diluted loss per share — pro forma	$(0.47)	$(0.05)	$(0.49)	$(0.03)

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the period during which products ship.

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

Discontinued Operations

In May 2003, the Company completed the sale of substantially all of the assets of its Zyfer, Inc. subsidiary (“Zyfer”) for $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provided for future incentive payments of up to $1.0 million in each of the twelve month periods ending April 30, 2004 and 2005, based on the achievement of certain revenue goals related to the sale of Zyfer products or the licensing of its technologies.  Based on the terms of the sale agreement, Zyfer has 60 days after the end of each twelve month period to provide the Company with support for the incentive payments. Incentive payments of $135,000 for the twelve month period ended April 30, 2004 were received and recognized as other income by the Company in October 2004. The Company currently estimates that approximately the same amount will be earned for the twelve month period ending April 30, 2005.

In September 2003, the Company sold substantially all of the assets of its MAXxess Systems, Inc. Subsidiary (“MAXxess”) to an investor group that included certain members of the MAXxess management group. The consideration received for the assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.4 million from the sale.

The results of operations and related asset write-downs and accrued costs of Zyfer and MAXxess for all periods presented have been reclassified and presented as discontinued operations in the accompanying condensed consolidated statements of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company’s debt.

No assets or liabilities of discontinued operations were included in the Company’s condensed consolidated balance sheets at December 31, 2004, or March 31, 2004.

Commitments

The Company has lease commitments for facilities in various locations throughout the United States. The annual commitment under these non-cancelable operating leases at December 31, 2004, including the lease for the Company’s Anaheim facilities is as follows (in thousands):

Fiscal Year
2005	$330
2006	1,095
2007	949
2008	538
Thereafter	—
Total	$2,912

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  SFAS 123R is effective for the Company beginning on July 1, 2005.  The Company is currently assessing the impact of SFAS 123R.  As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

Note 2—Income Taxes

Income taxes for the three and nine month periods ended December 31, 2004, and 2003, have been provided at the estimated annualized effective tax rates (“ETR”) based on the estimated income tax liability or assets and change in deferred taxes for each respective fiscal years. Deferred taxes result primarily from temporary differences in the reporting of income for financial statement and income tax purposes.

The Company recorded $51,000 and $(24,000) of income tax benefit (expense) for the three and nine months ended December 31, 2004, respectively.  Income tax expense was $293,000 and $744,000 for the three and nine months ended December 31, 2003, respectively.  The decrease in the effective tax rate was due to the release of valuation allowance on net operating loss carryforwards as a result of transactions that occurred during the first quarter of the current fiscal year (Note 4).

On May 28, 2004, the Company acquired a greater than 80% ownership interest in its former operating subsidiary, Iteris, Inc.  (the “Iteris Subsidiary”). From this date forward, income taxes are provided for on a consolidated basis for federal income tax purposes.  Due to this consolidation, federal net operating loss carryforwards and other federal tax attributes of the Company (subject to IRC Section 382 limitations) can be utilized to offset federal consolidated taxable income, which includes income from the Iteris Subsidiary.  Prior to this date, the Iteris Subsidiary was required to file a separate federal income tax return.

Note 3—Business Segment Information

The Company currently operates in two reportable segments: Sensors and Systems. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of intangible assets and certain corporate expenses, are not allocated to the segments. In addition, certain assets, including cash and cash equivalents, deferred taxes and certain long-lived assets are not allocated to the segments.

The Sensors segment includes VantageTM vehicle detection systems for traffic intersection control and certain highway traffic data collection applications and AutoVueTM lane departure warning systems for vehicle safety. The Systems segment includes transportation engineering and consulting services and the development of transportation management information systems for the ITS industry.

The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services using different processes.

The following table sets forth selected financial information for the Company’s reportable segments as of and for the three and nine month periods ended December 31, 2004, and 2003 (in thousands):

	Sensors	Systems	Total
Three months ended December 31, 2004
Revenue from external customers	$7,576	$4,138	$11,714
Depreciation and amortization	60	107	167
Segment income	752	347	1,099
Allocated goodwill	200	9,607	9,807

Three months ended December 31, 2003
Revenue from external customers	$5,948	$5,180	$11,128
Depreciation and amortization	51	94	145
Segment income	174	433	607
Allocated goodwill	200	9,607	9,807

	Sensors	Systems	Total
Nine months ended December 31, 2004
Revenue from external customers	$22,130	$12,785	$34,915
Depreciation and amortization	169	300	469
Segment income	1,980	1,738	3,718
Allocated goodwill	200	9,607	9,807

Nine months ended December 31, 2003
Revenue from external customers	$17,608	$16,300	$33,908
Depreciation and amortization	178	328	506
Segment income	87	1,512	1,599
Allocated goodwill	200	9,607	9,807

The following reconciles segment income to consolidated income from continuing operations before income taxes and (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Segment income
Total income for reportable segments	$1,099	$607	$3,718	$1,599
Unallocated amounts:
Corporate and other income (expense), net	(13,033)	(236)	(13,642)	(37)
Interest expense, net	(298)	(25)	(838)	(92)
Income (loss) from continuing operations before income taxes and minority interest	$(12,232)	$346	$(10,762)	$1,470

The Company’s income (loss) from continuing operations are generated and the Company’s assets are held substantially in the United States.

Note 4— Mergers and Acquisitions

On May 28, 2004 (the “Closing Date”), in order to simplify the Company’s capital structure and facilitate the merger of the Iteris Subsidiary into the Company, the Company completed the purchase of all of the outstanding shares of the Series A preferred stock of the Iteris Subsidiary (the “Series A preferred stock”), which were held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for approximately $17.5 million in cash.  In addition, the Company acquired all of the 547,893 shares of common stock of the Iteris Subsidiary held by DCV in exchange for the issuance of 1,219,445 shares (the “Exchange Shares”) of the Company’s Class A common stock (now known as the Company’s common stock) which was valued at $3.4 million at the date of issuance. The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of the Company’s stock on the OTC Bulletin Board averaged over a five-day period. The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement dated March 31, 2004, by and among the Company, the Iteris Subsidiary, DCV and Hockenheim (the “Purchase and Exchange Agreement”).

Pursuant to the Purchase and Exchange Agreement, the Company purchased 3,124,913 shares of the Series A preferred stock of the Iteris Subsidiary from DCV and Hockenheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the Series A preferred stock.  The purchase of the shares was financed primarily with a $10.1 million convertible debenture financing completed in May 2004 (Note 5) with a group of accredited investors, in addition to a $5.0 million senior credit facility arranged through a bank and $2.4 million in cash (Note 6).

Subject to certain exceptions, DCV has agreed not to sell or otherwise transfer the Exchange Shares during the year following the Closing Date.  However, beginning on November 28, 2005, DCV may require the Company to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require the Company to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share.  All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007. Because this right is outside the control of the Company, the Company has classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on the accompanying December 31, 2004, condensed consolidated balance sheet. In addition, beginning on May 28, 2005, DCV will have the right to request registration of all 1,219,445 shares of the Company’s common stock held as part of this exchange.  In the event the Company decides not to file a registration statement to register all such shares, DCV may require the Company to repurchase any or all of its shares of the Company’s common stock at a purchase price of $1.438 per share.  On February 1, 2005, DCV announced that its investment portfolio, which included its ownership in Iteris, Inc., was sold to European-based Cipio Partners for an undisclosed sum.  All repurchase and registration rights associated with the DCV shares may have inured to the benefit of Cipio Partners.

On June 30, 2004, the Company and certain minority stockholders of the Iteris Subsidiary (including officers and directors) entered into an exchange agreement whereby an aggregate of 1,319,541 shares of common stock of the Iteris Subsidiary were exchanged for 2,639,082 shares of the Company’s newly issued common stock valued at $8.6 million at the date of issuance. The fair value of the Company’s stock issued in the transaction was based on the quoted market price of the Company’s common stock on the OTC Bulletin Board averaged over a five-day period. The effect of this exchange was to reduce the residual minority interest in the Iteris Subsidiary to 8.1%.

On October 22, 2004, the Iteris Subsidiary was merged into the Company. The remaining 8.1% minority interest in the Iteris Subsidiary (consisting of 1,228,981 shares of common stock of the Iteris Subsidary) was converted to 2,457,962 shares of the Company’s common stock valued at $7.6 million at the merger date. Immediately following the merger, the Company converted all of its outstanding Class B common stock (921,917 shares) into 1,014,108 shares of its common stock (formerly designated as Class A common stock). The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of the Company’s common stock on the OTC Bulletin Board averaged over a five-day period. In October 2004, the Company also amended its certificate of incorporation to (a) change the voting rights of its common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename its Class A common stock to common stock. As a result, the Company currently has only one class of common stock outstanding, the common stock.

In connection with the merger, the Company assumed all outstanding options and warrants to purchase shares of common stock of the Iteris Subsidiary, which were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan (the “Option Plan”). Each such option and warrant assumed by the Company shall continue to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (2) (the “Exchange Ratio”) rounded down to the nearest whole number of shares and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent).  As a result, options and warrants to purchase approximately 3.1 million shares and 327,000 shares, respectively, of common stock of the Iteris Subsidiary assumed in the merger became options and warrants to purchase 6.2 million and 654,000 shares of common stock respectively. The weighted-average exercise prices of the assumed options and warrants are $1.09 and $2.32, respectively. $11.5 million in stock-based compensation expense was recorded in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into the Company’s common stock based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the exercise price of the modified stock option. Additionally, the Company incurred approximately $1.2 million in deferred compensation related to the assumption of unvested stock options to purchase common stock of the Iteris Subsidiary. Deferred compensation is expected to be amortized to stock-based compensation expense as the options vest.  The Company also recorded $1.1 million of goodwill and additional paid-in-capital in connection with the 654,0000 vested warrants assumed in the merger and acquisition of the Iteris Subsidiary.  The $1.1 million value was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004 merger date and modified exercise price of the assumed warrant awards.

The excess of the purchase price over the proportionate amount of minority interest acquired has been allocated to the acquired intangible assets based on the estimated fair values with the residual allocated to goodwill. Accordingly, the Company recorded goodwill of $19.1 million, which represents the excess of the purchase price over the fair value of the proportionate identifiable net assets acquired. The estimated fair value of the intangible assets was determined using the income method and discounting future expected returns. The estimated useful lives for each of the acquired intangible assets is provided below:

Patents	7 years
Developed technology	5 years

The following table summarizes the proportionate estimated fair values of the assets acquired and liabilities assumed and the preliminary allocation of the purchase price at the date of acquisition (in thousands):

Acquisition costs:
Issuance of common stock	$19,614
Assumption of Iteris Subsidiary warrants	1,114
Purchase of Iteris Subsidiary Series A preferred stock	17,543
Acquisition costs	99
Total acquisition costs	$38,370
Purchase price allocation:
Fair value of 41% of Iteris Subsidiary
Patents	$318
Developed technology	495
Acquired in-process research and development	140
Reduction of minority interest	18,296
Goodwill	19,121
Total purchase price allocation	$38,370

Amounts allocated to patents, developed technology and goodwill have not yet been attributed to the Company’s segments.  This allocation will be completed within a year from the acquisition date.

The value of the acquired intangible assets is being amortized using the straight-line method over the estimated useful life of the asset. The Company will record approximately $46,000 of amortization expense per fiscal year over the next seven years in connection with the acquired patents and $101,000 per fiscal year over the next five years in connection with the acquired developed technology. For the three and nine month periods ended December 31, 2004, the Company recorded amortization expense of $44,000 and $78,000 related to both the patents and the developed technology.

On October 22, 2004, in connection with the Company’s merger with the Iteris Subsidiary, the Chief Executive Officer of the Iteris Subsidiary, Mr. Jack Johnson, was promoted to President and Chief Executive Officer of the Company, replacing Mr. Gregory Miner. This merger triggered certain obligations under the Company’s change-in-control agreement with Mr. Miner. Accordingly the Company recorded approximately $807,000 in severance expense, which included $57,000 for related payroll taxes, in the third quarter ended December 31, 2004, as a charge to operations.  The severance amount will be paid to Mr. Miner in bi-weekly installments over the next 30 months. Mr. Miner is not required to render any services to the Company in connection with this agreement.

Note 5—Convertible Debentures and Warrants

In order to finance the purchase of the Iteris Subsidiary Series A preferred stock (Note 4), the Company entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004 (the “Debenture and Warrant Purchase Agreement”), with a group of accredited investors, which included certain officers of the Company, pursuant to which the Company sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million and issued detachable warrants to purchase an aggregate of 639,847 shares of its common stock.

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007, until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount being redeemed; and from May 19, 2008, until the maturity date of May 18, 2009, the debentures may be redeemed at 110% of the principal amount being redeemed.

Pursuant to the Debenture and Warrant Purchase Agreement, each individual investor also received two warrants to purchase shares of the Company’s common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of the Company’s common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of the Company’s common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants to purchase 639,347 shares of common stock were immediately exercisable and expire on May 18, 2009. Debt discount costs related to the fair value of the warrants issued in connection with the convertible debentures, were calculated based on the fair value of the warrants determined using the Black-Scholes valuation model, and were approximately $905,000 at December 31, 2004. These costs have been netted against the $10.1 million convertible debentures on the accompanying condensed consolidated balance sheet and are being amortized to interest expense over the five-year term of the debentures.

In connection with the Debenture and Warrant Purchase Agreement, the Company issued warrants valued at $40,000 to the investment bankers, as a commission, to purchase 34,036 shares of its common stock at an exercise price of $3.86 per share. The warrants were immediately exercisable and expire on May 18, 2009. The value of these warrants has been recorded as a deferred financing cost in other assets on the accompanying condensed consolidated balance sheet and are being amortized to interest expense over the five-year life of the debentures. The Company incurred $621,000 in transaction costs associated with the debenture offering, which have also been capitalized as deferred financing costs in other assets on the accompanying condensed consolidated balance sheet and are being amortized to interest expense over the five-year term of the debentures.

Significant valuation estimates included in the determination of the value of the warrants include an expected life of five years, no dividends, a risk-free interest rate of 4.5% and a stock volatility factor of 0.5.

Note 6—Debt

Concurrent with the issuance of the convertible debentures, the Iteris Subsidiary entered into a $5.0 million term note payable with a bank. The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 4). The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,167. Interest accrues at the current stated prime rate plus 0.25%.

Also on May 28, 2004, the Iteris Subsidiary renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank. The new agreement has a one year term, expires on August 1, 2005, and provides for a maximum available credit line of $5.0 million. Under the terms of the new agreement, the Iteris Subsidiary may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined in the credit agreement. Interest on borrowed amounts is payable monthly at the current stated prime rate.  Additionally, the Iteris Subsidiary is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There are no monthly collateral management fees associated with the new line of credit and no pre-payment or early termination fees. On December 31, 2004, the available credit under this line of credit agreement was $4.0 million, of which $3.5 million was unused. As of December 31, 2004, the Company failed to met a debt covenant requiring year-to-date net income after taxes to be at least greater than $1.00. On February 10, 2004, the bank waived its right of default regarding this breach of covenant for the quarter ended December 31, 2004 only.

In connection with the October 22, 2004 merger (Note 4), the Company assumed the $5.0 million note payable and the $5.0 million line of credit with the bank under the same terms and conditions previously negotiated.

Both the term note payable and the line of credit are secured by substantially all of the assets of the Company.

On November 1, 2004, the Company amended its existing lease for the Anaheim facility and increased the $860,000 note payable to the landlord by $432,000 resulting in a total payable of $1.3 million. The $432,000 was recorded as a reduction of the deferred gain on the sale of the building, which is being amortized to operations over the remaining life of the lease. This increase was negotiated as a settlement to release the Company from its obligations under the existing lease related to the separation of buildings located at 1515 and 1585 S. Manchester Avenue, Anaheim California 92802, and other facility improvements to be made at the Anaheim location.

Long-term debt consisted of the following (in thousands):

	December 31, 2004	March 31, 2004
Term note payable, accruing interest at prime plus 0.25% (5.50% at December 31, 2004) payable in monthly installments of $104 until May 2008	$4,271	$—
Notes payable, accruing interest at prime plus 2.0% (7.25%) at December 31, 2004, quarterly payments of principal and interest to begin on October 1, 2006 until July 1, 2007	1,292	811
Note payable, accruing interest at 4.0%, payable in monthly installments of $4 until October 2006	78	109
Capital lease obligation	10	13

	5,651	933
Less current portion	(1,300)	(42)
	$4,351	$891

Note 7— Disposal of Fixed Assets

After the October 22, 2004 merger of the Iteris Subsidiary into the Company, the Company reviewed and determined certain corporate property and equipment would not provide value to its on-going operations.  These assets primarily consist of furniture and fixtures and computer equipment. Accordingly, the Company recorded a $422,000 loss on disposal of fixed assets in the three months ended December 31, 2004.

Note 8—Litigation

On June 29, 2004, a supplier to the Company’s former subsidiary, Mariner Networks, Inc., filed a complaint against the Company alleging various breaches of written contract claims arising out of alleged purchase orders.  The Plaintiff in this lawsuit seeks monetary damages plus attorney fees and related costs.  The Company has not yet answered or responded to the complaint. Settlement discussions are currently pending at this time, but there can be no assurance that this lawsuit will be settled in a timely manner or for a reasonable amount.  The Company believes that the ultimate resolution of this claim will not have a material impact on the Company’s financial position, results of operations or cash flows and accordingly has not recorded any amounts in the accompanying condensed consolidated financial statements in connection with this matter.

Additionally during the three months ended June 30, 2004, the Company received $949,000 as part of a settlement between Rockwell International and the Michigan Department of Transportation, pursuant to which the Company was a third party beneficiary.  This amount was recorded in other income in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995)  that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated, sales, revenue, expenses, profits, capital needs, competition, backlog and manufacturing capabilities, the practical market applications and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth below, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

Iteris, Inc. is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using our proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, we provide video sensor systems and transportation management and traveler information systems for the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

We currently operate in two reportable segments: Sensors and Systems. The Sensors segment includes VantageTM vehicle detection systems for traffic intersection control and certain highway traffic data collection applications and AutoVueTM lane departure warning systems for vehicle safety. The Systems segment includes transportation engineering and consulting services and the development of transportation management information systems for the ITS industry.

VantageTM is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time and has certain highway traffic data collection applications. The Company sells and distributes its VantageTM products primarily to commercial customers and municipal agencies. In the past, the VantageTM business has experienced decreased revenues in winter months as severe weather conditions can exacerbate performance issues and delay the deployment of our systems due to construction schedules. We anticipate our VantageTM sales in the three months ended March 31, 2005 will be negatively impacted by such conditions.

Our AutoVueTM lane departure warning systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 11,000 production AutoVueTM units have been sold for truck platforms in the North American and European market and are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks.

In September of 2003, the Company entered into an agreement with Valeo Schalter und Sensoren Gmbh (“Valeo”) which granted Valeo the exclusive right sell and manufacture our AutoVueTM lane departure warning product to the worldwide passenger car market in exchange for royalty payments for each AutoVueTM unit sold. We provided specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our lane departure warning technology on the Infiniti FX45 platform in October 2004. As a result, we believe we will derive modest royalty revenues from shipments of our product from Valeo to Infiniti in our fourth quarter ending March 31, 2005. We plan to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services for the expected launch of the Infiniti M35 and M45 platforms in the spring of 2005.  We believe that AutoVueTM is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transposition engineering and consulting services focused on the design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning and other engineering for the implementation of transportation related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs. These services and systems are sold to local, state and national transportation agencies in the United States.

During the past two fiscal years, we divested all of our remaining subsidiaries other than our Iteris Subsidiary (the “Iteris Subsidiary”) to focus on our core business, ITS Sensors and Systems. In May 2004, we repurchased all of the outstanding shares of Series A preferred stock of the Iteris Subsidiary for an aggregate purchase price of approximately $17.5 million in cash and we purchased 547,893 shares of the Iteris Subsidiary common stock from DCV in consideration for the issuance of 1,219,445 shares of our common stock. We financed the purchase price for the Iteris Subsidiary Series A preferred stock through the issuance of convertible debentures in the original principal amount of $10.1 million and a $5.0 million term note payable to our bank and $2.4 million in cash.

In June on 2004, we entered into an exchange agreement with certain minority shareholders of the Iteris Subsidiary and issued an aggregate of 2,639,082 shares of our common stock to the stockholders in exchange for their 1,319,541 shares of common stock of the Iteris Subsidiary.

On October 22, 2004, we completed the merger with our Iteris Subsidiary. Our statements of operations for the three and nine month periods ended December 31, 2003 and statement of cash flows for the nine months ended December 31, 2003 have been restated to reflect the discontinuation of all operations except those of the Iteris Subsidiary.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Revenue Recognition.  We record product revenues and related cost of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is reasonably assured. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

Contract revenue is derived primarily from long-term contracts with governmental agencies. Contract revenue includes costs incurred plus a portion of estimated fees or profits determined using the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs.  Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to recognized costs and revenues and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when their realization is reasonably assured.

In addition to product and contract revenue, we derive revenue from technology access fees and the provision of specific non-recurring contract engineering services related to our AutoVueTM lane departure warning system. Combined technology access fees and contract engineering revenues are recognized on the percentage of completion method of accounting based on the relationship of hours incurred to total estimated hours. Technology access fee revenues and contract engineering revenues are included in net sales in the accompanying statements of operations. We also derive royalty revenue based on unit sales of our AutoVueTM systems by our strategic partner Valeo. While we have not recognized any royalty revenue to date, the first Valeo unit sales of our product occurred in the quarter ended December 31, 2004. We plan to recognize royalty revenue for all unit sales beginning in our fourth ending March 31, 2005.

Revenues from follow-on service and support, for which we charge separately, are recorded in the period in which the services are performed.

Accounts Receivable.  We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding greater than a certain period of time. We have recorded reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of trade receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

Inventory. Inventories consist of finished goods, work-in-process and raw materials and are stated at the lower of cost or market. We provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that reserves over and above those already established may be required in the future if market conditions for our products deteriorate.

Goodwill and Purchased Intangible Assets.  The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. We believe there were no indicators of impairment of the carrying value of long-lived assets at December 31, 2004. We perform the annual impairment review in the fourth quarter of each fiscal year. The amounts and useful lives assigned to other intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

Warranty.  Unless otherwise stated, we provide a one to three year warranty from the original invoice date on all products, materials and workmanship.  Defective products are either repaired or replaced, at our option, upon meeting certain criteria.  We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty provision is included within accrued expenses on the accompanying condensed consolidated balance sheets. Should our actual experience of warranty returns be higher than anticipated, additional warranty reserves may be required, which may adversely affect our operating results.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total net sales and contract revenues for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales and contract revenues:
Net sales	64.7%	53.5%	63.4%	51.9%
Contract revenues	35.3	46.5	36.6	48.1
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Gross profit:
Gross profit—net sales	47.2	47.3	46.3	46.1
Gross profit—contract revenues	35.5	30.7	34.7	32.3
Total gross profit—net sales and contract revenues	43.1	39.5	42.1	39.5
Operating expenses:
Selling, general and administrative	34.1	26.9	30.9	28.8
Research and development	9.0	9.3	7.9	9.1
Stock-based compensation	98.1	—	32.9	—
Disposal of fixed assets	3.6	—	1.2	—
Acquired in-process research and development	0.2	—	0.4	—
Amortization of intangible assets	0.4	—	0.2	—
Total operating expenses	145.4	36.2	73.5	37.8
Operating income (loss)	(102.4)	3.3	(31.4)	1.7
Non-operating income (expense):
Other income, net	0.5	—	3.0	2.9
Interest expense, net	(2.5)	(0.2)	(2.4)	(0.3)
Income (loss) from continuing operations before income taxes and minority interest	(104.4)	3.1	(30.8)	4.3
Income tax benefit (expense)	0.4	(2.6)	(0.1)	(2.2)
Minority interest in earnings of subsidiary	(0.4)	(7.1)	(1.4)	(7.4)
Loss from continuing operations	(104.4)	(6.6)	(32.3)	(5.3)
Income from discontinued operations	—	—	—	5.0

Net loss	(104.4)%	(6.6)%	(32.3)%	(0.3)%

Net Sales and Contract Revenues. Net sales consist principally of sales of products and services to commercial customers and municipal agencies (“net sales”) and primarily consist of our VantageTM video detection systems and AutoVueTM lane departure warning systems. Also included in net sales are revenues derived from technology access fees as well as the provision of specific non-recurring contract engineering services, technical marketing, and sales support, from our strategic partner Valeo, related to AutoVueTM and the integration of our lane departure warning systems into vehicle platforms. We also anticipate the commencement of minimal royalty revenues in the quarter ending March 31, 2005 pursuant to our agreement with Valeo base on initial unit sales by Valeo. Contract revenues are derived from systems integration and ITS consulting services provided to state, county and municipal agencies (“contract revenues”).  We have a diverse customer base and only one customer constituted over 10 % of our total net sales and contract revenues for the three and nine month periods ended December 31, 2004. No one customer constituted over 10 % of our total net sales and contract revenues for the three and nine month periods ended December 31, 2003.

Total net sales and contract revenue increased 5.3% to $11.7 million and 3.0% to $34.9 million for the three and nine month periods ended December 31, 2004, respectively, compared to $11.1 million and $33.9 million in the corresponding periods of the prior fiscal year.

Net sales increased 27.3% to $7.6 million and 25.7% to $22.1 million for the three and nine month periods ended December 31, 2004 compared to $5.9 million and $11.1 million in the corresponding periods of the prior fiscal year. Sales of VantageTM video detection products increased 22.7% for the three month period ended December 31, 2004 and have increased 14.9% for the nine month period ended December 31, 2004 compared to the corresponding periods of the prior year. VantageTM sales growth continues to be driven by increased demand for our products and the general acceptance of video detection for intersection vehicle detection in the marketplace. We anticipate VantageTM sales to be relatively flat in the quarter ending March 31, 2005 compared to the corresponding period in the prior fiscal year due to severe weather conditions that have delayed or prevented installations and exacerbated performance issues.

Net sales derived from AutoVueTM products, technology access fee revenue, contract engineering services, and technical marketing and sales support increased 43.5% for the three month period ended December 31, 2004 and have increased 80.7% for the nine month period ended December 31, 2004 compared to the corresponding periods of the prior year. The increase in net sales of AutoVueTM products is primarily due to increased unit sales of AutoVueTM products to the European commercial truck market, as well as access fee revenue and fees for specific non-recurring contract engineering services derived from our contract with Valeo, our strategic partner for the passenger car OEM customer base. AutoVueTM business unit product sales have increased 52.6% and 73.3% for the three and nine month periods ended December 31, 2004 compared to the corresponding periods of the prior fiscal year. Revenues from Valeo for the three and nine month periods ended December 31, 2004 also included $0 and $497,0000 in fees, respectively, for services that were rendered in prior periods but were deferred until collectibility was determined to be reasonably assured.

Contract revenues decreased 20.1% to $4.1 million and 21.6% to $12.8 million for the three and nine month periods ended December 31, 2004 from $5.2 million and $16.3 million in the corresponding periods of the prior fiscal year. We believe the decrease in contract revenues was principally due to continued weakness in the market as a result of a delay in the passage of a pending Federal Highway Bill and softness in the California market due to that State’s budgetary issues.  Our contract revenues are represented by a broad range of fixed price and cost plus fixed fee contracts for engineering study, design, systems integration and implementation. We believe that the market for these services in highly dependent upon continued budget appropriations and contract grants at the Federal and state level.

Gross Profit. Gross profit as a percentage of net sales and contract revenues increased to 43.1% and 42.1% for the three and nine month periods ended December 31, 2004 compared to 39.6% and 39.5% in the corresponding periods in the prior year.

Gross profit as a percentage of net sales of 47.2% for the three month period ended December 31, 2004 was consistent with gross profit of 47.3% in the corresponding period in the prior year and increased slightly to 46.3% for the nine month period ended December 31, 2004 compared to 46.1% in the corresponding period in the prior year.

Gross profit as a percentage of contract revenues increased to 35.5% for the three month period ended December 31, 2004 compared to 30.7% in the corresponding period in the prior year and increased to 34.7% for the nine month period ended December 31, 2004 compared to 32.3% in the corresponding period in the prior year. We recognize contract revenues and the related gross profit using the percentage of completion method. The increase for the three and nine month periods ended December 31, 2004 primarily reflected a mix of higher margin contract activity as well as certain amounts recorded as revenue in the current quarter which had been deferred in prior periods because of collectibility issues. Contract revenues historically have been derived from a large number of individual contracts, and the underlying mix of contracts and related timing of revenue and cost recognition will impact gross profit performance on contract revenue in a given period.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 33.7% to $4.0 million (or 34.1% of net sales and contract revenues) and increased 10.8% to $10.8 million (or 30.9% of net sales and contract revenues) for the three and nine month periods ended December 31, 2004 compared to $3.0 million (or 26.9% of net sales and contract revenues) and $9.8 million (or 28.8% of net sales and contract revenues) in the corresponding periods in the prior year. The increase in the three and nine month periods ended December 31, 2004 is largely due to a $750,000 severance charge and a related $57,000 charge for accrued payroll taxes recorded in the three month period ended December 31, 2004 payable to the Company’s former CEO in accordance with his change in control agreement which was triggered in connection with the merger of the Iteris, Inc. subsidiary into the Company. Additionally, sales and marketing expenses have increased by approximately $240,000 for the nine month period ended December 31, 2004 compared to the corresponding period of the prior fiscal year for costs incurred to further promote and advertise our products and services to our respective markets through increased trade-show and public relations activities for our VantageTM products and AutoVueTM lane departure warning system. We anticipate that we will incur substantial increases in selling, general and administrative expenses in the following year largely as a result of additional consulting and accounting costs associated with complying with the Sarbanes-Oxley Act.

Research and Development Expense. Research and development expense primarily consists of personnel costs and overhead for related benefits, prototype material costs and consulting fees. Research and development expense increased 1.7% to $1.1 million (or 9.0% of net sales and contract revenues) and decreased 10.7% to $2.7 million (or 7.8% of net sales and contract revenues) for the three and nine month periods ended December 31, 2004 compared to $1.0 million (or 9.3% of net sales and contract revenues) and $3.0 million (or 9.0% of net sales and contract revenues) in the corresponding periods in the prior year. The increase in research and development expense for the three month period ended December 31, 2004 is primarily due to expenses related to the continued development of our AutoVueTM lane departure warning for the heavy truck market.  For competitive reasons, we closely guard the confidentially of our specific development projects. The decrease in research and development expense for the nine month period ended December 31, 2004 is a result of a temporary shift of VantageTM resources to sustaining engineering activities for which costs are recorded as costs of good sold, off-set by an increase in AutoVueTM development related to products sold to the heavy truck market.

Stock-Based Compensation. On October 22, 2004, we recorded an $11.5 million charge for stock-based compensation in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable for the Company’s common stock. This charge was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004 merger date and the exercise price of the modified stock options. Additionally, we incurred approximately $1.2 million in deferred compensation expense related to the unvested Iteris Subsidiary stock options also assumed as part of the merger.  Deferred compensation is expected to be amortized to stock-based compensation expense as the options vest.

Disposal of Fixed Assets. After the October 22, 2004 merger of the Iteris Subsidiary into the Company, the Company reviewed and determined certain corporate property and equipment would not provide value to its on-going operations.  These assets primarily consist of furniture and fixtures and computer equipment. Accordingly, we recorded a $422,000 loss on disposal of fixed assets in the three months ended December 31, 2004.

Other Income (Expense),Net. Other income (expense), net during the three month period ended December 31, 2004 primarily reflected the sale of certain inventory items associated with discontinued operations. Other income (expense) for nine month period ended December 31, 2004 primarily reflects a $949,000 gain recognized on the settlement of litigation.  We were a beneficiary of, but not a party to, litigation between Rockwell International and the Michigan Department of Transportation. Other income during the nine month period ended December 31, 2003 primarily reflected the gain recognized on the re-negotiation of our lease for our facilities in Anaheim.

Interest Expense, Net. Interest expense increased to $298,000 and to $838,000 in the three and nine month periods ended December 31, 2004, respectively, compared to $25,000 and $92,000 in the corresponding periods in the prior fiscal year. The increases are due to additional interest expense related to the $5.0 million term debt entered into by the Company on May 28, 2004, interest expense related to the $10.1 million convertible debentures issued by the Company on May 19, 2004, and the amortization of debt discounts associated with the issuance of the convertible debentures and related warrants.

Income Taxes. We recorded income tax benefit (expense) of $51,000 and $(24,000), or a 0.4% and (0.2)% ETR for the three and nine month periods ended December 31, 2004, respectively, and $(293,000) and $(744,000), or a (84.7)% and (50.6)% ETR for the three and nine month periods ended December 31, 2003, respectively. The decrease in the effective tax rate was due to the acquisition of greater than 80% ownership of the Iteris Subsidiary which occurred on May 28, 2004 in connection with the step-acquisition of the Iteris Subsidiary enabling the Company to become a consolidated tax filer for Federal Income tax purposes.  Future cash payments may be substantially reduced because of the Company’s ability to utilize net operating losses, subject to certain limitations.

Liquidity and Capital Resources

During the nine month period ended December 31, 2004, our operations provided $811,000 of net cash to fund our operations. The major components of net cash provided by operating activities included our net loss of $11.3 million, non-cash charges of $897,000 for depreciation and amortization, $485,000 in non-cash charges attributable to the minority interest in our Iteris Subsidiary, $11.5 million of non-cash charges related to stock-based compensation expense, $422,000 of non-cash charges related to the disposal of fixed assets, less $535,000 in non-cash gains related to the amortization of deferred gain on the sale of the Anaheim facility and less $645,000 in cash used to fund changes in our operating assets and liabilities.  The principal use of cash to fund changes in operating assets and liabilities was the payment of $544,000 in cash to reduce accounts payable and accrued expense balances at December 31, 2004.

In May 2004, we issued convertible debentures in the original amount of $10.1 million and entered into a $5.0 million term note with our bank, and used $2.4 million of available cash to purchase the outstanding Series A preferred stock of the Iteris Subsidiary for $17.5 million. In connection with the repurchase of the Series A preferred stock from DCV and Hockenheim, DCV exchanged its outstanding Iteris Subsidiary common stock for 1,219,445 shares of our common stock (the “Exchange Shares”). beginning on May 28, 2005, DCV will have the right to request registration of all 1,219,445 shares of the Company’s common stock held as part of this exchange.  In the event the Company decides not to file a registration statement to register all such shares, DCV may require the Company to repurchase any or all of its shares of the Company’s common stock at a purchase price of $1.438 per share.  On February 1, 2005, DCV announced that its investment portfolio, which included its ownership in Iteris, Inc., was sold to European-based Cipio Partners for an undisclosed sum.  All repurchase and registration rights associated with the DCV shares may have inured to the benefit of Cipio Partners.

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

Each individual investor in the debenture financing also received two warrants to purchase shares of our common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants to purchase 639,347 shares of common stock issued to these investors expire on May 18, 2009, and none of the warrants have been exercised at December 31, 2004.

In conjunction with the debenture financing we also issued warrants to purchase 34,036 shares of our common stock at an exercise price of $3.61 per share as commissions related to the transaction.  These warrants expire on May 18, 2009.

Concurrent with the issuance of the debentures, our Iteris Subsidiary entered into a $5.0 million term note payable with a bank. Proceeds from the note payable were used to purchase the Series A preferred stock of our Iteris Subsidiary as described above. The four year note is due and payable on May 27, 2008, and provides for monthly principal payments of $104,167. Interest accrues at the current stated prime rate plus 0.25%.

Also in May 2004, our Iteris Subsidiary renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank. The new agreement has a one year term that expires on August 1, 2005 and a maximum available credit line of $5.0 million. We assumed this line of credit and the $5.0 million term loan in October 2004 in connection with our merger with the Iteris Subsidiary. Under the terms of the new agreement, we may borrow against our eligible accounts receivable and the value of our eligible inventory, as defined in such agreement. Interest on borrowed amounts is payable monthly at the prime rate (5.25% at December 31, 2004).  Additionally, we are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There are no monthly collateral management fees associated with the new line of credit and no pre-payment or early termination fees. The bank waived the 1.0% cancellation fee to terminate the prior line.

We had a cash balance of $17,000 as of December 31, 2004 and generally do not have a substantial amount of cash on hand at any given time. In order to minimize interest expense on our line of credit, available funds are swept from our cash accounts to pay down the line if a balance due exists. We believe our $5.0 million line of credit provides us with adequate capital to fund our current business plan. We generally have significant excess availability on the line.

At December 31, 2004, there were $450,000 in borrowings on the line and $3.5 million was available for borrowing subject to the borrowing base in the credit agreement. We believe that the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis for the next twelve months. As of December 31, 2004, the Company failed to met a debt covenant because it’s year-to-date net income after taxes was less than $1.00. On February 10, 2004, the bank waived its right of default regarding this breech of covenant for the quarter ended December 31, 2004 only.  Because of the $11.5 million stock-based compensation change recorded in the current quarter, the Company will not met this covenant in the fourth quarter ending March 31, 2004.  However, the Company expects to met all other debt covenants associated with the line of credit and term note and to receive a waiver from the bank for our failure to met the net income covenant in the fourth quarter ending March 31, 2005.

Both the term note payable and the line of credit are secured by substantially all of our assets.

On November 1, 2004, we amended our existing lease for our Anaheim facility and increased the $860,000 note payable to the landlord by $432,000 resulting in a total payable of $1.3 million. This increase was recorded as an off-set to the deferred gain on the sale of the building.  The increase was negotiated as a settlement to release us from obligations under the existing lease related to the separation of buildings located at 1515 and 1585 S. Manchester Ave., Anaheim CA 92802, and other facility improvements to be made at the Anaheim location.  The note is payable in quarterly installments of principal and interest beginning on October 1, 2006 and accrues interest at the current stated prime rate plus 2.0%.

We have lease commitments for facilities in various locations throughout the United States. The annual commitment under these non-cancelable operating leases, in addition to our contractual obligations at December 31, 2004, is as follows (in thousands):

	Payments Due by Period
	Total	Remainder of Year	1-3 Years	4-5 Years	More Than 5 Years

Lines of credit	$450	$450	$—	$—	$—
Capital lease obligations	10	—	10	—	—
Notes payable	5,641	324	5,108	209	—
Convertible debentures	9,850	—	—	—	9,850
Operating leases	2,912	330	2,582	—	—
Total	$18,863	$1,104	$7,700	$209	$9,850

RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in our other fillings with the SEC, including our annual report for from 10-K for the year ending March 31, 2004 and subsequent reports for From 10-Q and 8-K. You should consider the following risks carefully in addition to the other information contained in this and other filings before purchasing shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We Have Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future.  We experienced net income of $7,000 in the year ended March 31, 2004 and a net loss of $13.1 million in the year ended March 31, 2003. While we have divested all of our business units and merged with our Iteris Subsidiary on October 22, 2004, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We May Need To Raise Additional Capital In The Future, But We May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us, Or At All.  We have generated significant net losses and operating losses in recent periods, and have experienced negative cash flows from operations of $718,000 in the year ended March 31, 2004, $4.8 million in the year ended March 31, 2003, and $18.2 million in the year ended March 31, 2002. Although in May 2004, we completed a $10.1 million convertible debenture financing and our Iteris Subsidiary closed a $5.0 million term loan, the majority of the proceeds from such financings were used to purchase the Series A preferred stock of our Iteris Subsidiary held by outside investors. We may need to raise additional capital in the future to fund our operations or to repay indebtedness. We currently maintain a line of credit with a maximum availability of $5.0 million, which expires in August 2005. Substantially all of our assets have been pledged to the lender to secure the outstanding indebtedness under this facility ($450,000 was outstanding under this line of credit at December 31, 2004).

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

•      increased research and development funding;

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

We Have Adopted A New Operating Strategy, Which Is Untried And Exposes Us To New Risks.  We recently divested ourselves of all of our business units and merged with our Iteris Subsidiary and significantly scaled back our operations in order to focus on the ITS business. We have abandoned our strategy of incubating emerging companies, which historically required us to make significant investments in new business units. Our current business strategy is narrow and untried, and we cannot assure you that our new business strategy or the continued execution of this business will be successful.

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

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected. We and our independent registered public accounting firm are evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting as the end of each fiscal year beginning in fiscal 2006, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2006.  Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been, or will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective.  If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

•      our ability to develop, introduce, patent, market and gain market acceptance of new products, applications and product enhancements in a timely manner, or at all;

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

Due to all of the factors listed above as well as other unforeseen factors, our future operating results could be below the expectations of securities analysts or investors. If that happens, the trading price of our common stock could decline. As a result of these quarterly variations, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

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

If We Are Unable To Develop And Introduce New Products And Product Enhancements Successfully And In A Cost-Effective And Timely Manner, Or To Achieve Market Acceptance Of Our New Products, Our Operating Results Would Be Adversely Affected.  We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products. Our future success will also depend in part on the success of several products including AutoVueTM, our lane departure warning system. We currently outsource the manufacture of our AutoVueTM product line to a single manufacturer. We are currently negotiating with a second supplier for the AutoVueTM product line. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVueTM. We are currently experiencing shortages on certain components used in the manufacture of AutoVueTM lane departure warning units sold to the heavy truck market and must design in replacement components before existing supplies expire. AutoVueTM production availability may be impacted by long lead times on replacement components or an inability to design these new components into production units. Based on current sales and unit forecasts, we believe we currently have a four month supply of these components on hand. We are searching world-wide supply sources to acquire additional components, but we cannot assure you that we will be able to obtain sufficient quantities of these components or that such components will be available on a timely basis.

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners.  In particular, we have granted Valeo the exclusive right to sell and manufacture our AutoVue lane departure warning system to the worldwide passenger market in exchange for royalty payments for each AutoVue unit sold.  As such, the future success and broad market acceptance of our AutoVue technologies will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies.  The success of our AutoVue system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies.  Our business and results of operations could also be seriously harmed by any significant delays in our new product development. Certain of our new products could contain undetected design faults and software errors or “bugs” when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

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

The Trading Price Of Our Common Stock Is Highly Volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock (now known as our common stock) has traded at prices as low as $0.45 per share and as high as $29.44 per share and our Class B common stock has traded at prices as low as $0.20 per share and as high as $29.62 per share. On October 22, 2004, every share of our Class B common stock was converted into 1.1 shares of common stock in order to simplify our capital structure. We have amended our certificate of incorporation to eliminate the Class B common stock.

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

•      acquisitions of businesses, products or technologies;

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

Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may also materially and adversely affect our operating results due to large write-offs, contingent liabilities, substantial depreciation, deferred compensation charges or intangible asset amortization, or other adverse tax or accounting consequences. We cannot assure you that we will be able to identify or consummate any additional acquisitions, successfully integrate any acquisitions or realize the benefits anticipated from any acquisition.

Our International Business Operations May Be Threatened By Many Factors That Are Outside Of Our Control.  We currently market our AutoVueTM and Vantage TM products internationally and we anticipate that our international operations will expand in the near future. International business operations are subject to various inherent risks including, among others:

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval.  As of December 31, 2004, our officers and directors beneficially owned approximately 14% of the outstanding shares of our common stock (and approximately 22% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or will become exercisable within 60 days after December 31, 2004). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

Certain Anti-Takeover Provisions May Affect The Price Of Our Common Stock And Discourage A Third Party From Acquiring Us.  Certain provisions of our certificate of incorporation and our stockholder rights plan could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. Our future issuance of preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, in March 1998, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. We amended this plan in May 2004. In the event a third party acquires more than 15% of the outstanding voting control of our company or 15% of our outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our lines of credit. Our lines of credit bear interest based on the prevailing prime rate (5.25% at December 31, 2004). A 10% increase in the interest rate on our line of credit (from 5.25% to 5.78%) would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as December 31, 2004, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004.

We are completing our detailed assessment of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  We have identified changes that need to be made to our internal controls, primarily related to better documentation of the performance of certain controls.  We believe the changes made during the three months ended December 31, 2004 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal controls over financial reporting.  See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2004, in connection with the merger of the Iteris Subsidiary with and into the Company, the Company issued an aggregate of 2,457,962 shares of the Company’s common stock in exchange for all of the then outstanding common stock of the Iteris Subsidiary which was not held by the Company.  In addition, the Company assumed all of the then outstanding options and warrants, whether vested or unvested, to purchase shares of the Iteris Subsidiary’s common stock.  Such assumed options and warrants became options and warrants to purchase an aggregate of 6,135,680 shares and 3,563,734 shares (of which only 654,718 are vested and expected to vest), respectively, of the Company’s common stock.

The offer and sale of the securities described above were effected without registration in reliance on the exemption afforded by section 3(a)(10) of the Securities Act of 1933, as amended.  The foregoing issuances were approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.  There were no underwriters engaged in connection with the foregoing transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)           Exhibits

The following exhibits are filed herewith or are incorporated herein by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of Registrant, as amended	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Forms S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of Registrant dated April 24, 1998 and August 10, 2001	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of Registrant dated September 9, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

4.1	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the Registrant and U.S. Stock Transfer Corporation, including the exhibits thereto	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2005	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Accounting Officer)