Form 10-K
period 2005-03-31
ITERIS, INC.
filed 2005-07-14
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (714) 774-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Based on the closing sale price on the OTC Bulletin Board on September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $44,496,650.  For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 22, 2005, there were 28,409,905 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this report is incorporated herein by reference to portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2005.  Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as part hereof.

ITERIS, INC.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Unless otherwise indicated in this report, the “registrant,” “we,” “us” and “our” collectively refers to Iteris, Inc. (formerly known as Iteris Holdings, Inc. and Odetics, Inc.) and its subsidiary, Meyer, Mohaddes Associates, Inc.

AutovueTM, IterisTM and VantageTM are among the trademarks of Iteris, Inc.  Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, backlog and manufacturing capabilities, the practical market applications, future applications and acceptance of our products and services, and the status of our facilities, product development and renegotiations with our lender. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including those “Risk Factors” at the end of Item 7 of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

ITEM 1.          BUSINESS

Overview

Iteris, Inc., formerly known as Iteris Holdings, Inc., is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, we provide video sensor systems, transportation management and traveler information systems and other engineering consulting services to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.  On October 22, 2004, we completed a merger with our majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed our corporate name from Iteris Holdings, Inc. to Iteris, Inc. We were originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed our name to Iteris Holdings, Inc. to reflect our focus on the ITS industry and our capital structure at that time.

Our proprietary image recognition systems include AutoVue and Vantage.  AutoVue is a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. We have sold approximately 13,000 production AutoVue Lane Departure Warning (“LDW”) systems for use on truck platforms in the European and North American markets, and our AutoVue LDW system is currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks. We believe that our AutoVue LDW technology is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features. Vantage is a video-based vehicle sensing system that detects vehicles on roadways, enabling more efficient traffic management.  Applications include traffic signal operations, incident detection and data collection.

Our transportation management systems include the design, development and implementation of our software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. We also offer related services that include planning and other engineering for the implementation of transportation related communications systems, analysis and studies related to goods movement and commercial vehicle operations, and parking systems designs.

We currently operate in three reportable segments: Roadway Sensors, Automotive Sensors and Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems.  The Automotive Sensors segment includes our AutoVue LDW systems for vehicle safety. The Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

Sales, Marketing and Principal Customers

We sell our Vantage vehicle detection systems primarily through indirect sales channels comprised of independent dealers in the United States and Canada who sell integrated systems and related products to the traffic management market. Our independent dealers are primarily responsible for sales, installation and support of Vantage systems. These dealers maintain an inventory of demonstration traffic products from various manufacturers including our Vantage vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. We hold technical training classes for dealers and end users and maintain a full-time staff of customer support technicians to provide technical assistance when needed.

Our marketing strategy for AutoVue is to establish it as the leading platform for in-vehicle video sensing for heavy trucks and passenger cars. We sell AutoVue directly to heavy truck manufacturers and to U.S. truck fleets. We also market to the manufacturers of passenger automobiles through a strategic relationship with Valeo Schalter and Sensuren GmbH (“Valeo”), an independent automotive supplier.

We market and sell our transportation management systems and traveler information services directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts with federal, state and municipal customers provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We use selected members of our engineering team divided on a regional basis to serve in sales and business development functions. We do not engage in sales of transportation management systems and traveler information services outside of the U.S. Sales of our transportation management systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

Our largest customer accounted for 12.8% of total net sales and contract revenues in the fiscal year ended March 31, 2005 (“Fiscal 2005”).

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our Vantage products. Additionally, we procure certain components from qualified suppliers, both globally and locally, and use multi-sourcing strategies when technically and economically feasible to mitigate supply risk.  These subassemblies and components are delivered to our Anaheim facility where they go through final assembly and testing prior to shipment to our customers. Our manufacturing activities are conducted in approximately 8,000 square feet of space at our Anaheim facility.  Production volume at our subcontractors is based upon quarterly forecasts that we adjust on a monthly basis to control inventory. For sales of Autovue LDW systems to the truck market, we subcontract the manufacture of our AutoVue LDW systems to one manufacturer, and our internal processes are limited primarily to testing and final verification.  We are currently in the process of qualifying an additional subcontractor for the manufacture of LDW systems to mitigate production risk and handle increased demand.  For Autovue LDW sales to the passenger car market, we anticipate that all manufacturing will be done by Valeo; however, we plan to continue to provide engineering support to Valeo.  We currently do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our Vantage and AutoVue products as well as follow-up service and support for which we charge separately. Service revenue accounted for less than 1.0% of total net sales and contract revenues for Fiscal 2005.  We believe customer support is a key competitive factor.

Backlog

Our backlog of unfulfilled firm orders was approximately $18.9 million as of March 31, 2005, which was comprised of $1.7 million related to Roadway Sensors, $3.4 million related to Automotive Sensors and $13.8 million related to Systems.  All backlog for Roadway Sensors and Automotive Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2006 (“Fiscal 2006”) while approximately 60.0% of Systems backlog is expected to be recognized as revenue in Fiscal 2006.  At March 31, 2004, we had backlog of approximately $21.6 million, which was comprised of $4.7 million related to Roadway Sensors, $3.9 million related to Automotive Sensors and $13.0 million related to Systems.  At March 31,

2004, backlog for Roadway Sensors and Automotive Sensors was recognized as revenue in Fiscal 2005 while 63.8% of Systems March 31, 2004, backlog was recognized as revenue in Fiscal 2005.  Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

Most of our development activities are conducted at our principal facilities in Anaheim, California. Our company-sponsored research and development costs and expenses were approximately $4.2 million for Fiscal 2005, $3.9 million for the fiscal year ended March 31, 2004 (“Fiscal 2004”), and $3.9 million for the fiscal year ended March 31, 2003 (“Fiscal 2003”).  We expect to continue to pursue significant product development programs and incur significant research and development expenditures.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We believe that AutoVue is the only commercially-available lane departure warning system used in the U.S. and in Europe in the heavy truck market.  Potential competitors of AutoVue include Delphi Automotive Systems Corporation domestically, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch GmbH in Europe, as well as Siemens, Continental Tavis and Visteon, which could be currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, we compete with manufacturers of other “above ground” video camera detection systems such as Econolite Control Products, Inc., Traficon, N.V., Quixote, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

The transportation management and traveler information systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced transportation management and traveler information systems include large multi-national corporations such as Transcore, Lockheed Martin Corporation, PB Farradyne, Inc., Kimley-Horn and Associates, Inc. and National Engineering Technology, Inc. Our competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc. and Parsons Transportation Group, Inc., as well as many smaller regional engineering firms.

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

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us.  We currently hold ten U.S. patents, which expire commencing in 2012, and have three U.S. patent applications pending, mostly relating to our outdoor image processing techniques used in our AutoVue systems. Two of our patents relate specifically to our AutoVue technology and provide a basis for enhanced functionality for rain sensing and improved performance. We believe that our other patents, while important for our technology platforms, are less critical to our near term product strategy. We cannot assure you that any new patents will be granted pursuant to any outstanding or subsequent applications.

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

Employees

We refer to our employees as associates. As of June 8, 2005, we employed an aggregate of 215 associates, including 48 associates in general management, administration and finance; 20 associates in sales and marketing; 113 associates in engineering and product development; 26 associates in operations, manufacturing and quality; and 8 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

ITEM 2.          PROPERTIES

Our headquarters and principal operations consist of 88,000 square feet of space located at 1515 South Manchester Boulevard in Anaheim, California.  The Anaheim facility is leased by us under three separate agreements and houses our operations and administrative offices (approximately 78,000 dedicated square feet) and the operations of our former subsidiary, MAXxess Systems, Inc. (approximately 10,000 dedicated square feet).  Two of the three Anaheim leases representing 82,000 of the 88,000 square feet commenced on July 1, 2003 and have four year terms at a monthly lease rate of $60,000 for 65,000 square feet and $14,000 per month for 17,000 square feet.  Approximately 10,000 square feet is subleased to MAXxess at a rate of $10,000 per month.  On March 1, 2004, we entered into a third lease in Anaheim for 6,000 additional square feet at a rate of $3,000 per month.  All three Anaheim leases expire on October 31, 2007.

ITEM 3.          LEGAL PROCEEDINGS

The information set forth under Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2004, we amended our certificate of incorporation to (a) change the voting rights of our Class A common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename our Class A common stock as common stock. As a result, we currently have only one class of common stock outstanding, the common stock. Our Class A common stock and Class B common stock were delisted from the Nasdaq SmallCap Market in August 2003 and April 2003, respectively, and were quoted on the OTC Bulletin Board thereafter until   December 9, 2004, when our common stock began trading on the American Stock Exchange (“AMEX”) under the symbol “ITI.”

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Fiscal 2004
Quarter Ended June 30, 2003	$.89	$.45	$.53	$.20
Quarter Ended September 30, 2003	1.75	.51	.20	.20
Quarter Ended December 31, 2003	2.60	1.36	.40	.20
Quarter Ended March 31, 2004	4.15	1.91	3.00	.40

Fiscal 2005
Quarter Ended June 30, 2004	$4.10	$2.60	$3.00	$3.00
Quarter Ended September 30, 2004	3.60	2.85	3.00	3.00
Quarter Ended December 31, 2004	3.87	2.90	3.00	3.00
Quarter Ended March 31, 2005	3.43	2.30	N/A	N/A

On July 13, 2005, the last reported sale price of our common stock on the AMEX was $2.78.  As of July 13, 2005, we had 599 holders of record of our common stock according to information furnished by our transfer agent.

Dividend Policy

We have never paid or declared cash dividends on our common stock, and have no current plans to pay such dividends in the foreseeable future. We currently intend to retain any earnings for working capital and general corporate purposes. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including, but not limited to, future earnings, the success of our business, our capital requirements, our general financial condition and future prospects, general business conditions, the consent of our lender and such other factors as the Board of Directors may deem relevant.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended March 31, 2005.  The statement of operations and balance sheet data for the years ended and as of March 31, 2005, 2004, 2003, 2002 and 2001 are derived from our audited consolidated financial statements.  The accompanying consolidated financial statements have been restated to reflect the classification and presentation of our former subsidiaries, Broadcast, Inc., Zyfer Inc., Mariner Networks, Inc., Gyyr, Inc. and MAXxess Systems, Inc., as discontinued operations for all periods presented.  See Note 1 to the accompanying consolidated financial statements.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

The financial information for the year ended March 31, 2004 has been restated for the impact of adjustments discussed in Note 1 to the consolidated financial statements.

	Fiscal Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
		(Restated)
Consolidated Statement of Operations Data:
Net sales and contract revenues:
Net sales	$29,062	$23,470	$19,112	$17,104	$10,626
Contract revenues	17,335	21,813	22,283	20,205	17,430
Total net sales and contract revenues	46,397	45,283	41,395	37,309	28,056
Costs and expenses:
Cost of net sales	15,645	12,758	9,366	8,401	5,558
Cost of contract revenues	11,398	14,712	15,110	12,043	11,463
Selling, general and administrative expenses	13,964	12,844	14,105	14,627	15,882
Research and development expenses	4,193	3,923	3,908	3,434	5,526
Stock-based compensation	11,777	—	—	—	—
Deferred compensation expense (benefit)	(484)	868	—	—	—
Disposal of fixed assets	422	—	—	—	—
Acquired in-process research and development	140	—	—	—	—
Amortization of intangible assets	114	—	—	—	—
Restructuring charges	—	—	—	1,142	367
Total costs and expenses	57,169	45,105	42,489	39,647	38,796
Income (loss) from operations	(10,772)	178	(1,094)	(2,338)	(10,740)
Non-operating income (expense):
Royalty income	—	—	—	—	17,825
Other income (expense), net	1,054	1,003	417	(1,365)	188
Interest expense, net	(1,178)	(123)	(761)	(4,190)	(1,762)
Income (loss) from continuing operations before income taxes and minority interest	(10,896)	1,058	(1,438)	(7,893)	5,511
Income tax benefit (provision)	94	(100)	—	785	—
Minority interest in earnings of subsidiary	(526)	(2,813)	(3,818)	(1,910)	—
Income (loss) from continuing operations	(11,328)	(1,855)	(5,256)	(9,018)	5,511
Income (loss) from discontinued operations, net of taxes	—	1,215	(7,892)	(17,120)	(38,051)
Extraordinary loss from early extinguishment of debt, net of taxes	—	—	—	(450)	—
Net loss	$(11,328)	$(640)	$(13,148)	$(26,588)	$(32,540)

Basic earnings (loss) per share:
Continuing operations	$(0.45)	$(0.09)	$(0.37)	$(0.80)	$0.55
Discontinued operations	—	0.06	(0.55)	(1.52)	(3.81)
Extraordinary loss	—	—	—	(0.04)	—
Basic loss per share	$(0.45)	$(0.03)	$(0.92)	$(2.36)	$(3.26)

Diluted earnings (loss) per share:
Continuing operations	$(0.45)	$(0.09)	$(0.37)	$(0.80)	$0.54
Discontinued operations	—	0.06	(0.55)	(1.52)	(3.73)
Extraordinary loss	—	—	—	(0.04)	—
Diluted loss per share	$(0.45)	$(0.03)	$(0.92)	$(2.36)	$(3.19)
Shares used in calculating basic earnings (loss) per share	25,284	19,454	14,276	11,267	9,977
Shares used in calculating diluted earnings (loss) per share	25,284	19,454	14,276	11,267	10,209

	At March 31,
	2005	2004	2003	2002	2001
	(in thousands)
		(Restated)
Consolidated Balance Sheet Data:
Working capital (deficit)	$2,197	$9,369	$3,368	$(7,349)	$2,114
Total assets	46,656	30,065	34,842	52,238	68,061
Long-term debt (less current portion)	10,315	891	1,265	2,042	4,791
Accumulated deficit	(110,436)	(99,108)	(98,468)	(85,320)	(58,732)
Total stockholders’ equity (deficit)	17,462	(1,076)	(5,340)	4,203	20,378

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this report and the “Risk Factors” section at the end of this Item 7, as well as other cautionary statements and risks described elsewhere in this report, before deciding to purchase, hold or sell our common stock.

Overview

We are a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using our proprietary software and ITS industry expertise, we provide video sensor systems and transportation management systems and traveler information and other engineering services to the ITS industry. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

Our Vantage product is a video vehicle sensing system that detects the presence of vehicles at signalized intersections enabling a more efficient allocation of green signal time and has certain incident detection and highway traffic data collection applications. We sell and distribute our Vantage products primarily to commercial customers and municipal agencies.

Our AutoVue LDW systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 13,000 production AutoVue units have been sold for truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks.  In September 2003, we entered into an agreement with Valeo, which granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue unit sold.  We provided specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our LDW technology on the Infiniti FX45 platform in October 2004. Additionally, our LDW system is offered on the 2006 Infiniti M35 and M45 luxury sedans as part of Infiniti’s Technology Package.  Valeo is currently in negotiations to provide our LDW system to other passenger car original equipment manufacturers (“OEMs”); however, we cannot assure you that such negotiations will be successful.  We plan to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transposition engineering and consulting services focused on the design, development, and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control, and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions.  Our services include planning and other engineering for the implementation of transportation related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.  These services and systems are sold to local, state, and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues. The adoption of the Federal Highway Bill has been delayed, which adversely impacted our transportation management systems business in Fiscal 2005.  Further delays in this bill or other governmental funding could materially and adversely affect our business in Fiscal 2006 as well.

We have historically operated multiple business units.  During Fiscal 2003, we operated in three business segments consisting of ITS, video products, and telecom products.  The ITS segment consisted of our current operations, the ITS business, which was previously conducted by the Iteris Subsidiary.  The video products segment consisted of our former wholly-owned subsidiaries, MAXxess Systems, Inc. (“MAXxess,” previously known as Gyyr Incorporated), which designed and manufactured security management systems, and Broadcast, Inc. (“Broadcast”), which developed and supplied software based systems to automate and control the multiple classes of equipment used in broadcast studios and satellite uplink facilities. Our telecom segment consisted of our wholly-owned subsidiary, Zyfer, Inc. (“Zyfer”), which developed and manufactured timing and synchronization products and which, prior to its incorporation, was operated as our Communications division.

Beginning in Fiscal 2003, we began divesting certain of our business units in order to reduce our operating expenses and to focus on the operations of our Iteris Subsidiary.  These divestitures and related restructuring activities included the following transactions:

• In March 2003, we ceased the development and sale of any new Broadcast products and in September 2003, we sold the balance of our Broadcast business.

• In May 2003, we sold the assets of Zyfer for a purchase price of $2.3 million in cash and the assumption of liabilities, plus future incentive payments of up to $1.0 million in each of the twelve months ended April 30, 2004 and 2005. The amount of these future incentive payments was to be based on the revenues generated by the sale of Zyfer’s products or the license of its technologies. In October 2004, we received an incentive payment of $135,000 related to the twelve month period ended April 30, 2004.  We expect to receive information related to the incentive payment for the twelve month period ended April 30, 2005, by the end of July 2005.

• In September 2003, we sold substantially all of the assets of MAXxess to an investor group that included certain members of the MAXxess management group. The consideration for the sale consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million on this sale.

• In May 2004, we repurchased all of the outstanding shares of Series A preferred stock of the Iteris Subsidiary for an aggregate purchase price of approximately $17.5 million in cash and we purchased 547,893 shares of the Iteris Subsidiary common stock from DaimlerChrysler Ventures GmbH (“DCV”) in consideration for the issuance of 1,219,445 shares of our common stock.  We financed the purchase price for the Iteris Subsidiary Series A preferred stock through the issuance of convertible debentures in the original principal amount of $10.1 million, a $5.0 million term note payable to our bank and $2.4 million in cash.

• In June 2004, we issued 2,639,082 shares of our common stock valued at $8.6 million at the date of issuance in exchange for an aggregate of 1,319,541 shares of common stock of the Iteris Subsidiary, which had the effect of reducing the residual minority interest in our Iteris Subsidiary to 8.1%.

• In October 2004, we merged the Iteris Subsidiary into us and the remaining minority interest in the Iteris Subsidiary (consisting of 1,228,981 shares of common stock of the Iteris Subsidiary) was converted to 2,457,962 shares of our common stock valued at $7.6 million at the merger date.  Immediately following the merger, we converted all of our outstanding Class B common stock (921,917 shares) into 1,014,108 shares of our common stock (formerly designated as Class A common stock).  In connection with this merger, we also assumed all of the outstanding options and warrants to purchase common stock of the Iteris Subsidiary, which now represent options and warrants to purchase an aggregate of 6,039,556 and 654,718 shares, respectively, of our common stock.

• In October 2004, we amended our certificate of incorporation to (a) change the voting rights of our Class A common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename our Class A common stock to common stock. As a result, we currently have only one class of common stock outstanding, the common stock.

Our financial statements for all periods presented in this report have been restated to reflect the discontinuation of the operations of Broadcast, Zyfer and MAXxess and the financial information for the year ended March 31, 2004 has also been restated for the impact of adjustments discussed in Note 1 of the consolidated financial statements.

We currently operate in three reportable segments: Roadway Sensors, Automotive Sensors and Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.  The Automotive Sensors segment includes our AutoVue LDW systems for vehicle safety. The Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included herein, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill and warranty reserves.  We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We record product revenues and related costs of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is reasonably assured.  Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

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

In addition to product and contract revenue, we derive revenue from technology access fees, the provision of specific non-recurring contract engineering services related to our AutoVue LDW system, and royalties related to unit sales of our AutoVue LDW systems by our strategic partner Valeo to the passenger car market. Combined technology access fees and contract engineering revenues are recognized on the percentage of completion method of accounting based on the relationship of hours incurred to total estimated hours.  Royalty revenue is recorded based on unit sales of our products by Valeo and is recognized in the period in which such sales occur.  Technology access fee revenues, contract engineering revenues and royalty revenues are included in net sales in the accompanying consolidated statements of operations.

Revenues from follow-on service and support, for which we charge separately, are recorded in the period in which the services are performed.

Accounts Receivable.  We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding greater than a certain period of time.  We have recorded reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical collections experience.  A considerable amount of judgment is required in assessing the ultimate realization of trade receivables, including the current credit-worthiness of each customer.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required that could adversely affect our operating results.

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

Goodwill.  Goodwill is tested for impairment annually in the fourth fiscal quarter at the reporting unit level unless a change in circumstances indicates that more frequent impairment analysis is required.  Impairment, if any, is measured based on the estimated fair value of the reporting units with the recorded goodwill.  Fair value is determined by using the income approach methodology of valuation which utilizes discounted cash flows.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.  In estimating future cash flows, we generally use the financial assumptions in our current budget and our current strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rates we estimate to represent our cost of funds.  It is possible, however, that the plans and estimates used may be incorrect.  If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of goodwill, we could incur impairment charges.

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

Taxes. We recorded a valuation allowance to reduce our deferred tax assets to amounts that we believe are more likely than not to be realized. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. On a quarterly basis, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.

On an interim basis, we estimate what our anticipated annual effective tax rate will be and record a quarterly income tax provision in accordance with this anticipated rate. As the fiscal year progresses, we refine our estimates based upon actual events and earnings during the year. This estimation process can result in significant changes to our expected effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate. The changes described in the preceding sentence and the recording of valuation allowances may create fluctuations in our overall effective tax rate from quarter to quarter.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended March 31,
	2005	2004	2003
		(Restated)
Net sales and contract revenues:
Net sales	62.6%	51.8%	46.2%
Contract revenues	37.4	48.2	53.8
Total net sales and contract revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of net sales	33.7	28.2	22.6
Cost of contract revenues	24.6	32.5	36.5
Selling, general and administrative expenses	30.1	28.4	34.1
Research and development expenses	9.0	8.6	9.4
Stock-based compensation expense (benefit)	25.4	—	—
Deferred compensation	(1.0)	1.9	—
Disposal of fixed assets	0.9	—	—
Acquired in-process research and development	0.3	—	—
Amortization of intangible assets	0.2	—	—
Total costs and expenses	123.2	99.6	102.6
Income (loss) from operations	(23.2)	0.4	(2.6)

Non-operating income (expense):
Other income net	2.2	2.2	1.0
Interest expense, net	(2.5)	(0.3)	(1.8)
Income (loss) from continuing operations before income taxes and minority interest	(23.5)	2.3	(3.4)
Income tax benefit (provision)	0.2	(0.2)	—
Minority interest in earnings of subsidiary	(1.1)	(6.2)	(9.2)
Loss from continuing operations	(24.4)	(4.1)	(12.6)
Income (loss) from discontinued operations, net of income taxes	0.0	2.7	(19.1)
Net loss	(24.4)%	(1.4)%	(31.7)%

Years Ended March 31, 2005, 2004, and 2003

Net Sales and Contract Revenues.  Net sales consist principally of sales of our Vantage video detection systems and AutoVue LDW systems, as well as technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenue consists principally of revenue derived from systems integration and ITS consulting services with state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 12.8% of total net sales and contract revenues in Fiscal 2005. Total net sales and contract revenues increased 2.5% to $46.4 million in Fiscal 2005 compared to $45.3 million in Fiscal 2004, and increased 9.4% in Fiscal 2004 compared to $41.4 million in Fiscal 2003.  The increases were a result of increased net sales offset by decreased contract revenues, as discussed below.

Net sales increased 23.8% to $29.1 million in Fiscal 2005 compared to $23.5 million in Fiscal 2004, and increased 22.8% in Fiscal 2004 compared to $19.1 million in Fiscal 2003.  The increase in net sales in each of the periods primarily reflected an increase in the unit sales of our Vantage vehicle detection systems and increased unit sales of our AutoVue LDW systems.  Net sales from AutoVue products increased 70.2% in Fiscal 2005 compared to Fiscal 2004, and represented 24.6% of our total net sales in Fiscal 2005 versus 17.9% of total our net sales in Fiscal 2004.  The increase in sales of AutoVue products was principally related to increased unit sales of LDW systems in the European and North American commercial heavy truck markets, and to a lesser extent, increased license fee revenue and fees for non-recurring engineering services derived from Valeo, our strategic partner for the passenger car OEM customer base. AutoVue sales in Fiscal 2006 may be adversely impacted due to potential supply issues as a new production unit for the heavy truck market is being redesigned and qualified. Vantage sales comprised 75.4%, 82.1% and 92.0% of net sales in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.  The majority of Vantage revenues were derived from sales within North America.  The Vantage sales growth was primarily due to increased market adoption of video-based detection technologies for traffic intersection management and our ability to obtain additional contracts with state departments of transportation.

Contract revenues decreased 20.5% to $17.3 million in Fiscal 2005 compared to $21.8 million in Fiscal 2004, and decreased 2.1% in Fiscal 2004 compared to $22.3 million in Fiscal 2003.  Contract revenues reflect a broad range of fixed price and cost plus fixed fee contracts for engineering study and design, systems integration and system implementation.  Contract revenues are dependent upon the continued availability of funding on both the state and federal levels from the various departments of transportation.  We believe the decrease in Fiscal 2005 revenues compared to Fiscal 2004 and Fiscal 2003 principally reflects budget constraints in both the federal and California markets, where a significant portion of our contract revenues have been derived during the last several years, which constraints have been exacerbated by the continued delay in the adoption of the Federal Highway Bill.  All of our contract revenue is currently derived from work performed in North America.

Gross Profit.  Total gross profit increased 8.7% to $19.4 million in Fiscal 2005 compared to $17.8 million in Fiscal 2004, and increased 5.3% from $16.9 million in Fiscal 2003 compared to Fiscal 2004. Total gross profit as a percent of net sales and contract revenues increased to 41.7% in Fiscal 2005 compared to 39.3% in Fiscal 2004 and 40.9% in Fiscal 2003.

Gross profit as a percentage of net sales was 46.2% in Fiscal 2005 compared to 45.6% in Fiscal 2004 and 51.0% in Fiscal 2003.  The 0.6% increase in gross profit in Fiscal 2005 compared to Fiscal 2004 was primarily a result of increased margins on AutoVue activities due to better overhead absorption on higher unit sales of LDW systems to the heavy truck market as well as the recognition of technology access fee revenue and royalty revenue from Valeo, both of which provide a 100% gross margin, which was somewhat offset by declining margins related to the sales of Vantage products due to lower unit pricing on large, high volume state contracts and increased price pressure in the industry.

The decrease in gross profit as a percent of net sales in Fiscal 2004 compared to 2003 primarily reflected lower unit pricing on large, high volume state contracts for Vantage products, in addition to lower gross profits realized on AutoVue products and services principally related to fewer sales of sample LDW systems which generated higher gross profits in Fiscal 2004 compared to Fiscal 2003. We expect that price pressure will continue into the foreseeable future for both our Vantage and AutoVue product lines and we are constantly analyzing various strategies to reduce the impact of further price pressure on gross profits.

Gross profit as a percent of contract revenues increased to 34.2% in Fiscal 2005 compared to 32.6% in Fiscal 2004 and 32.2% in Fiscal 2003.  We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given year.  The increase in Fiscal 2005 reflects a mix of higher margin contracts in Fiscal 2005 as compared to Fiscal 2004 and Fiscal 2003.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 8.7% to $14.0 million (or 30.1% of total net sales and contract revenues) in Fiscal 2005 compared to $12.8 million (or 28.4% of total net sales and contract revenues) in Fiscal 2004, and decreased 8.9% in Fiscal 2004 compared to $14.1 million (or 34.1% of total net sales and contract revenues) in Fiscal 2003.  The increase in Fiscal 2005 compared to Fiscal 2004 was principally related to $807,000 of severance charges recorded in connection with the merger and acquisition of the Iteris Subsidiary in October 2004, as well as increased costs to support expanded sales and marketing efforts for our Vantage and AutoVue products in Fiscal 2005. The decrease in Fiscal 2004 compared to Fiscal 2003 principally reflected decreased facilities lease expense related to the restructuring of lease commitments for our Anaheim facilities in June 2003, reduced further by salary expense for corporate support personnel related to the divestiture of our Broadcast, Zyfer and MAXxess Systems businesses in Fiscal 2004.

Research and Development Expense.  Research and development expense increased 6.9% to $4.2 million (or 9.0% of total net sales and contract revenues) in Fiscal 2005 compared to $3.9 million (or 8.6% of total net sales and contract revenues) in Fiscal 2004, and increased 0.4% in Fiscal 2004 compared to $3.9 million (or 9.4% of total net sales and contract revenues) in Fiscal 2003. The increase in research and development expense in Fiscal 2005 compared to Fiscal 2004 reflects increased spending to support the development of AutoVue products, which was partially offset by decreased spending to support the development of Vantage products.  AutoVue product development primarily related to the development of the next generation LDW unit for the heavy truck market, particularly for the re-engineering and qualification for a new imager. The increases were primarily in the areas of personnel costs and related benefits and overhead, prototype material costs, and consulting fees. Vantage product development primarily reflects activities for product line extensions to support new communications platforms and to accommodate new camera designs.  The modest increase in research and development expense in Fiscal 2004 compared to Fiscal 2003 primarily reflects software algorithm development and new hardware designs for enhancements to our existing product family of Vantage video detection systems.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Stock-Based Compensation. On October 22, 2004, we recorded an $11.3 million charge for stock-based compensation in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into our common stock.  This charge was based on the differences between the fair market value of our common stock on the merger date and the exercise prices of the modified stock options. Additionally, we recorded approximately $1.4 million in deferred compensation expense related to the unvested Iteris Subsidiary stock options also assumed as part of the merger, which will be amortized to stock-based compensation expense as the options vest. We amortized $508,000 of the $1.4 million of deferred compensation to stock-based compensation expense in Fiscal 2005.

Deferred Compensation Expense (Benefit): The $868,000 non-cash charge for the change in value of common stock held in trust by our deferred compensation savings plan in Fiscal 2004 related to the estimated appreciation in value of the Iteris Subsidiary common stock held in the plan for the period ending March 31, 2004. In Fiscal 2005, the Iteris Subsidiary was merged into the Company and shares of Iteris Subsidiary common stock held in the plan were exchanged for shares of common stock of the Company. The  $484,000 non-cash benefit for deferred compensation plan expenses related to the decline in value of the Company’s common stock during Fiscal 2005. Non-cash charges or benefits for deferred compensation plan expenses will be recorded in future periods based on increases or decreases in the fair value of the Company’s common stock at the end of each reporting period. “We intend to amend this plan in the near future to prohibit diversification of any shares of our common stock held in the plan, which we believe will prevent any future deferred compensation charges or other impact on the Company’s financial statements as a result of changes in the value of our common stock held in this plan.”

Disposal of Fixed Assets. After the October 22, 2004, merger of the Iteris Subsidiary into us, we conducted a review of our property and equipment and determined that certain corporate property and equipment would not provide value to our on-going operations.  These assets primarily consisted of furniture and fixtures and computer equipment. Accordingly, we recorded a $422,000 loss on disposal of fixed assets in Fiscal 2005.

Other Income, Net.  Other income, net reflects the following:

	Year Ended March 31,
	2005	2004	2003
	(In thousands)
Gain on sale of real estate	$—	$970	$640
Loss on sale of Iteris common stock	—	—	(310)
Gain on settlement of lawsuit	949	—	—
Other	105	33	87
Other income, net	$1,054	$1,003	$417

Other income, net in Fiscal 2005 primarily reflects a $949,000 gain recognized on the settlement of litigation.  We were a beneficiary of, but not a party to, litigation between Rockwell International and the Michigan Department of Transportation. Other income, net in Fiscal 2004 and 2003 includes a gain of $970,000 and $640,000, respectively, recognized on the sale and leaseback of our Anaheim, California facility, which was consummated in May 2002.

Interest Expense, Net.  Interest expense, net reflects the net of interest expense and interest income as follows:

	Year Ended March 31,
	2005	2004	2003
	(In thousands)
Interest expense	$1,180	$125	$761
Interest income	(2)	(2)	—
Interest expense, net	$1,178	$123	$761

Interest expense increased 844.0% in Fiscal 2005 compared to Fiscal 2004 and decreased 83.8% in Fiscal 2004 compared to Fiscal 2003. The increase in Fiscal 2005 is due to additional interest expense incurred related to the $5.0 million term debt entered into by the Iteris Subsidiary on May 28, 2004 (which was assumed by us in October 2004), interest expense related to the $10.1 million convertible debentures issued by us on May 19, 2004, the amortization of debt discounts associated with the issuance of the convertible debentures and related warrants, and increased borrowings on our line of credit. The decrease in Fiscal 2004 compared to Fiscal 2003 reflected the sale and leaseback of our Anaheim, California facilities, and our subsequent repayment in May 2002 of a $16.4 million promissory note.

Income Taxes.  During Fiscal 2005, we recognized an income tax benefit of $94,000, and at March 31, 2005, we recorded a net deferred tax asset of $660,000.  The ability to record the deferred tax asset was based on the more likely than not criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, since the Iteris Subsidiary had historically been profitable and had utilized all its federal net operating loss carryovers and could thus carryback and realize the reversal of future tax deductions.  During Fiscal 2004, we recognized an income tax expense of $100,000 and at March 31, 2004, we recorded a net deferred tax asset of $821,000 directly related to the profitable operations of the Iteris Subsidiary. No income tax benefit for losses incurred in Fiscal 2003 was recorded due to uncertainty as to the ultimate realization of the related benefit.

At March 31, 2005, we had $50.5 million of federal net operating loss carryforwards and $33.0 million of state net operating loss carryforwards that begin to expire in 2019 and 2005, respectively.  As a result of these net operating loss carryforwards and the valuation allowance, we have recorded against the related net deferred tax assets in our consolidated balance sheet, we believe that future income tax payments and income tax expense will be substantially lower than the income tax liability and income tax expense calculated using statutory tax rates.

Minority Interest in Earnings of Subsidiary.  Minority interest in earnings of subsidiary represents the minority stockholders’ share of the Iteris Subsidiary’s net income or loss combined with the accretion of the redemption preference of the Iteris Subsidiary’s Series A preferred stock.  The decrease in minority interest from $2.8 million in Fiscal 2004 to $526,000 in Fiscal 2005 was the result of the merger and acquisition of the Iteris Subsidiary by us. On October 22, 2004, we fully completed the merger and acquisition of the Iteris Subsidiary, and as a result, we do not anticipate incurring any further charges for minority interest.

Income (Loss) from Discontinued Operations, net of income taxes.  As discussed in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of operations related to certain businesses discontinued by us in Fiscal 2004 and Fiscal 2003 are reflected as discontinued operations in our consolidated financial statements.  As of the end of Fiscal 2004, we had completed all such restructuring activities so that we could focus our efforts in the ITS marketplace.

Restatement of Consolidated Financial Statements for the year ended March 31, 2004

As further discussed in Note 1 to the consolidated financial statements, we have restated our consolidated financial statements for the year ended March 31, 2004.  This restatement was necessary in order to reflect the consolidation of our deferred compensation savings plan, the principal effects of which were to increase operating expenses by a non-cash charge of $868,000 for the year ended March 31, 2004, and decrease minority interest in the earnings of the Iteris Subsidiary by $221,000 for the year ended March 31, 2004.  This restatement had no impact on our consolidated cash flows.

Liquidity and Capital Resources

During Fiscal 2005, we generated $858,000 in cash from operating activities and used this cash to partially fund our investing and financing activities.  Net cash provided by operating activities principally reflected our net loss of $11.3 million increased for non-cash charges of $11.8 million related to stock-based compensation, $1.2 million for depreciation and amortization, $296,000 in charges related to the minority interest in the Iteris Subsidiary and $422,000 related to the disposal of fixed assets, offset by a decrease of $609,000 for non-cash gains related to amortization of the deferred gain on real-estate sales and $914,000 related to the usage of cash to fund changes in operating assets and liabilities.  Most of the cash requirements for operating assets and liabilities during Fiscal 2005 related to $746,000 in cash used to purchase inventory and $485,000 used to pay income taxes.

In May 2002, we completed the sale and leaseback of our Anaheim, California facility for an aggregate sale price of $22.6 million.  Under the terms of the sale and leaseback agreement, we agreed to lease one of the two buildings located on the property for an initial ten-year period at a rate of $152,150 per month and the other building for a period of 30 months at a rate of approximately $57,553 per month. Approximately $16.4 million of the proceeds from the sale was used to repay the outstanding indebtedness and accrued interest under a promissory note that was secured by a first deed of trust on the Anaheim facility.  The balance of the proceeds was available for general working capital purposes.  The gain on the sale of the facility was approximately $8.2 million, of which $640,000 was recognized immediately and the remainder was deferred and is being amortized against rent expenses over the term of the leases.

In May 2003, we completed the sale of substantially all the assets of our wholly-owned subsidiary, Zyfer, for $2.3 million in cash plus the assumption of certain liabilities. The cash proceeds were used to fund working capital requirements and pay short-term liabilities. The asset purchase agreement provides for incentive payments to us of up to $1.0 million in each of the twelve months ended April 30, 2004 and 2005.  The amount of these incentive payments are based on the revenues generated by the sale of Zyfer’s products or the license of its technologies.  Based on the terms of the sale agreement, Zyfer has 60 days to provide us with support for the incentive payments. In October 2004, we received a payment of approximately $135,000 related to the twelve month period ended April 30, 2004.  We expect to receive information for the twelve month period ended April 30, 2005 by the end of July 2005.

In July 2003, we renegotiated the terms of our existing lease for our Anaheim facilities whereby the initial lease term of ten years was reduced to four years and we were relieved of our obligation to lease both buildings.  In consideration for the restructured agreement, we paid approximately $2.5 million in cash that had been previously pledged as collateral on the lease, in addition to issuing to the lessor 425,000 shares of our common stock valued at $255,000 and a note payable for $811,000.  Under the terms of the new lease, we are only responsible for 88,000 square feet at a rate of $77,000 per month.  In addition, are subleasing 10,000 of the 88,000 square feet at our Anaheim facility for a period of four years at a rate of $10,000 per month.  The aggregate future rental payments under this sublease are $120,000 for the year ending March 31, 2006 and $70,000 for the year ending March 31, 2007.  Also, as a result of the new lease, the deferred gain on the sale of the building was adjusted to reflect the changes in the lease term.  The remaining deferred gain was $733,000 at March 31, 2005.

Also, in July 2003, we completed a private placement of 3,666,666 of our common stock to seven accredited investors for net proceeds of $1.9 million in cash. In connection with this offering, we also issued warrants to the investors to purchase up to another 366,666 shares in the aggregate at an exercise price of $1.50 per share.  The fair value of these warrants was $55,000 calculated using the Black Scholes Model.  The warrants are considered a cost of raising capital and were recorded in equity as an offset to additional paid-in capital.  The warrants expire in July 2006 and became exercisable in January 2003.  The proceeds from this transaction were used to fund our general working capital requirements.

In September 2003, we completed the sale of the assets of our MAXxess subsidiary to an investor group that included certain members of the MAXxess management group. The consideration for the sale consisted of the assumption by the buyer of $2.7 million of liabilities, resulting in a net gain to the Company of approximately $2.3 million. We did not receive any cash in this transaction.

In May 2004, we issued convertible debentures in the original principal amount of $10.1 million and entered into a $5.0 million term note with our bank.  We purchased the outstanding Series A preferred stock of the Iteris Subsidiary from DCV and Hockenheim Investment Pte. Ltd. for $17.5 million, which was comprised of $2.4 million of available cash and the proceeds from the debenture financing and the bank term note.  DCV also exchanged its outstanding Iteris Subsidiary common stock for 1,219,445 shares of our common stock (the “Exchange Shares”).  Beginning on May 28, 2005, DCV has the right to request registration of all 1,219,445 shares of our common stock held as part of this exchange.  In the event we decide not to file a registration statement to register all such shares, DCV may require us to repurchase any or all of DCV’s shares of our common stock at a purchase price of $1.438 per share.  On February 1, 2005, DCV announced that it was sold to European-based Cipio Partners for an undisclosed sum.  All repurchase and registration rights associated with the DCV shares have inured to the benefit of Cipio Partners.

The debentures are due in full in May 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into our common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by us, at our option, at 120% of the principal amount being redeemed; and from May 19, 2008, until the maturity date, the debentures may be redeemed at 110% of the principal amount being redeemed.

Each individual investor in the debenture financing also received two warrants to purchase shares of our common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants to purchase 639,347 shares of common stock issued to these investors expire on May 18, 2009, and none of the warrants had been exercised at March 31, 2005.

In conjunction with the debenture financing, we also issued warrants to purchase 34,036 shares of our common stock at an exercise price of $3.61 per share as commissions related to the transaction.  These warrants also expire on May 18, 2009.

Concurrent with the issuance of the debentures, our Iteris Subsidiary entered into a $5.0 million term note payable with a bank. Proceeds from the debentures and note payable were used to purchase the Series A preferred stock of our Iteris Subsidiary as described above. The four year bank note is due and payable on May 27, 2008, and provides for monthly principal payments of $104,167. Interest accrues at the current stated prime rate plus 0.25%.

Also in May 2004, our Iteris Subsidiary renegotiated its existing line of credit agreement and entered into a new line of credit agreement with the same bank.  The new agreement has a one year term that expires on August 1, 2005 and a maximum available credit line of $5.0 million.  We assumed this line of credit and the $5.0 million term note described above in October 2004 in connection with our merger with the Iteris Subsidiary.  Under the terms of this agreement, we may borrow against our eligible accounts receivable and the value of our eligible inventory, as defined in such agreement. Interest on borrowed amounts is payable monthly at the prime rate (5.50% at March 31, 2005).  Additionally, we are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. There are no monthly collateral management fees associated with our line of credit and no pre-payment or early termination fees.  Both the term note payable and the line of credit are secured by substantially all of our assets.

In November 2004, we amended our existing lease for our Anaheim facility and increased the $860,000 note payable to the landlord by $432,000 resulting in a total payable of $1.3 million. This increase was recorded as a decrease to the deferred gain on the sale of the building.  The increase was negotiated as a settlement to release us from obligations under the existing lease related to the separation of buildings located at 1515 and 1585 S. Manchester Avenue in Anaheim, California, and other facility improvements to be made at the Anaheim location.  This note is payable in quarterly installments of principal and interest beginning on October 1, 2006 and accrues interest at the current stated prime rate plus 2.0%.

We had a cash balance of $46,000 as of March 31, 2005, and generally do not have a substantial amount of cash on hand at any given time.  In order to minimize interest expense on our line of credit, available funds are swept from our cash accounts to pay down the line of credit if a balance due exists.

Our contractual obligations are as follows at March 31, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Lines of credit	$945	$—	$—	$—	$—	$—	$945
Notes payable and capital leases	4,008	670	649	—	—	—	5,327
Convertible debentures	—	—	—	—	9,850	—	9,850
Operating leases	1,116	1,005	601	3	—	—	2,725
Total	$6,069	$1,675	$1,250	$3	$9,850	$—	$18,847

At March 31, 2005, we had firm commitments to purchase inventory in the amount of $271,000 during the first quarter of Fiscal 2006.

Although we incurred a net loss of $11.3 million in Fiscal 2005, our operations generated positive cash of $858,000 for such fiscal year.  However, we used $625,000 of cash in investing activities and $2.8 million of available cash in financing activities and ended the year with a cash balance of $46,000. At March 31, 2005, we had a revolving line of credit with our principal bank, which expires in August 2005 and provides for available borrowings up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable and inventories as defined in the credit agreement. At March 31, 2005, $4.4 million was available for borrowing subject to the borrowing base in the credit agreement, of which $3.4 million was unused.  Due to covenant violations as of March 31, 2005, we are re-negotiating the line of credit facility as well as the term loan with the bank. We believe these negotiations will be successful and that the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis.  As discussed in Note 5 to the consolidated financial statements, the entire balance of the bank term loan is presented as a current liability in our March 31, 2005, consolidated balance sheet.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will become effective for us beginning April 1, 2006.  We are currently assessing the impact of SFAS 123R.  As of the date of this filing, no decisions have been made as to whether we will apply the modified prospective or retrospective transition method of application.

RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below.  Other risks are presented elsewhere in this report and in the information incorporated by reference into this report.  You should consider the following risks carefully in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.  If any of these risks actually occurs, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We Have Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future.  We experienced net losses from continuing operations of $11.3 million, $1.9 million and $5.3 million in the years ended March 31, 2005, 2004, and 2003, respectively.  While we have divested all of our other business units and merged with our Iteris Subsidiary, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We May Need To Raise Additional Capital In The Future, But We May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us, Or At All.  We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $858,000 in the year ended March 31, 2005, to negative cash flows from operations of $718,000 and $4.8 million in the years ended March 31, 2004, and 2003, respectively.  While we completed a $10.1 million convertible debenture financing and our Iteris Subsidiary closed a $5.0 million term loan in May 2004, the majority of the proceeds from such financings were used to purchase the Series A preferred stock of our Iteris Subsidiary held by outside investors.

As further described in Note 5 to the consolidated financial statements, we failed to meet some of our debt covenants under our current credit agreement with our bank.  At March 31, 2005, we had $4.0 million in term debt and $945,000 in revolving credit outstanding in connection with this credit agreement.  Although we are currently in negotiations to restructure this credit facility, we cannot assure you that we will be able to complete this restructuring under acceptable terms, or at all.

We may raise additional capital in the near future to fund our operations or to repay indebtedness.  Such additional capital may be raised through bank borrowings, or other debt or equity financings.  We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all.

Our capital requirements will depend on many factors, including, but not limited to:

•      our ability to successfully renegotiate a new credit arrangement with our bank;

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

As of March 31, 2005 we became aware of a material weakness in our internal controls related to the accounting for the consolidation of our deferred compensation savings plan.  We cannot assure you that we or our independent registered public accounting firm will not identify another material weakness in our internal controls.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that, as of March 31, 2004, our internal control over financial reporting was not effective due to the existence of one material weakness. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We Rely On A Single Manufacturer For Our AutoVue LDW Systems And May Experience Supply Issues For This Product Which Could Materially And Adversely Impact Our Sales And Ultimate Market Acceptance Of AutoVue.  We outsource the manufacture of our AutoVue product line to a single manufacturer. We are currently negotiating with a second supplier for the AutoVue product line. This manufacturer may not be able to produce sufficient quantities of this product in a timely manner or at a reasonable cost, which could materially and adversely affect our ability to launch or gain market acceptance of AutoVue. We are currently experiencing shortages on certain components used in the manufacture of AutoVue LDW units sold to the heavy truck market and must design and qualify a next generation system before our existing supplies are exhausted. AutoVue production availability may also be impacted by long lead times on replacement components or an inability to design these new components into production units. Based on current sales and unit forecasts, we believe we currently have a four month supply of these components on hand. We are searching world-wide supply sources to acquire additional components, but we cannot assure you that we will be able to obtain sufficient quantities of these components or that such components will be available on a timely basis.  Should we not be able to procure these components before our current inventory is depleted or we engineer and qualify a next generation system, we could experience a shortfall in revenues for a brief period of time until such components can be located or the qualification of a new component is complete.

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results.  A significant portion of our sales were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 37.4%, 48.2% and 53.8% of our total net sales and contract revenues for the years ended March 31, 2005, 2004 and 2003, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

•      delays in funding, budgetary constraints and cut-backs; and

•      milestone requirements and liquidated damage provisions for failure to meet contract milestones

In addition, a large number of our government contracts are fixed price contracts. As a result, we may not be able to recover any cost overruns we may incur.  These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements.  The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis.  In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs.  Such additional costs would adversely affect our financial condition and results of operations.  Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales in any given quarter.  Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

If We Are Unable To Develop And Introduce New Products And Product Enhancements Successfully And In A Cost-Effective And Timely Manner, Or Are Unable To Achieve Market Acceptance Of Our New Products, Our Operating Results Would Be Adversely Affected.  We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products. Our future success will also depend in part on the success of several products including our AutoVue LDW system.

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

An Economic Slowdown And Related Uncertainties Could Adversely Impact The Demand For Our Products.  Concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military actions have resulted in a downturn in worldwide economic conditions, particularly in the United States.  These unfavorable economic conditions may have a negative impact on customer orders, cancellations and rescheduling of backlog. In addition, recent political and social turmoil related to international conflicts and terrorist acts can be expected to put further pressure on economic conditions in the U.S. and worldwide.  These political, social and economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.  If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

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

•      changes in our pricing policies and the pricing policies of our suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

•      the long lead times associated with government contracts or required by vehicle manufacturers;

•      continued delays in the passage of the six year transportation bill by the U.S. government;

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

We Have Adopted A New Operating Strategy, Which Is Untried And Exposes Us To New Risks.  We recently divested ourselves of all of our other business units and merged with our Iteris Subsidiary and significantly scaled back our operations in order to focus on the ITS business.  We have abandoned our strategy of incubating emerging companies, which historically required us to make significant investments in new business units.  Our current business strategy is narrow and untried, and we cannot assure you that our new business strategy or the continued execution of this business will be successful.

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel, particularly Jack Johnson.  In connection with the roll-up merger of the Iteris Subsidiary, Mr. Johnson became our Chief Executive Officer and Mr. James Miele, the former Controller of our Iteris Subsidiary, was promoted to serve as our Chief Financial Officer. The loss of either of these individuals or of any of our executive officers or key members of management could adversely affect our business, financial condition or results of operations.  Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense.  We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees.  Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

From time to time, we have received notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation in the past, and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management’s attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

The Trading Price Of Our Common Stock Is Highly Volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock (now known as our common stock) has traded at prices as low as $0.45 per share and as high as $29.44 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Our International Business Operations May Be Threatened By Many Factors That Are Outside Of Our Control.  We currently market our AutoVue and Vantage products internationally and we anticipate that our international operations will expand in the near future. International business operations are subject to various inherent risks including, among others:

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval.  As of March 31, 2005, our officers and directors owned approximately 16% of the outstanding shares of our common stock (and approximately 25% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2005). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our lines of credit. Our lines of credit bear interest based on the prevailing prime rate (5.50% at March 31, 2005). A 10% increase in the interest rate on our line of credit (from 5.50% to 6.05%) would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On a Form 8-K filed with the Securities and Exchange Commission on October 12, 2004, as amended on November 12, 2004, we previously reported our decision to dismiss our former independent registered public accounting firm, Ernst & Young LLP, effective October 5, 2004 and appoint McGladrey & Pullen, LLP as its new independent registered public accounting firm, to perform auditing services beginning with the second fiscal quarter ended September 30, 2004.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our disclosure controls and procedures were ineffective in timely alerting them to the material information involving transactions occurring in the normal course of business relating to us required to be included in the reports we file or submit under the Securities Exchange Act of 1934.  The Company concluded that it has a material weakness related to the administration and proper accounting for certain types of its contracts and agreements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness described above resulted in improper accounting treatment for the Iteris Subsidiary’s Deferred Compensation Savings Plan. The material weakness resulted in restatement to our 2004 financial statements with respect to deferred compensation expense and compensation saving plan liabilities.

Management’s Response and Plan for Improvement

Management has responded to the identification of the material weakness related to the consolidation and proper accounting for the Plan in the 2004 financial statements by performing additional accounting, financial analysis and managerial review of procedures in order to ensure that the financial information contained in our Annual Report on Form 10-K is reliable.  Additionally, we intend to amend the Plan to clarify its original intent and prohibit diversification of any shares of Company common stock held in the plan, which we believe will prevent any compensation charges or other impact on our financial statements as a result of changes in the value of the Company’s common stock held in the Plan.

Changes in Internal Controls

Except as set forth above, during the most recent completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Officers,” appearing in our proxy statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption Section 16(a) Beneficial Ownership Reporting Compliance appearing in our proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Code of Ethics.  The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions,” appearing in our proxy statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Auditors,” appearing in our proxy statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of this report:

1. Financial Statements. The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.             Financial Statement Schedules.

Schedule II— Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

3.             Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit Number	Description	Where Located

3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

Exhibit Number	Description	Where Located

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Form of rights certificate for preferred stock purchase rights	Exhibit A of Exhibit 4 to the registrant’s Current Report on Form 8-K as filed with the SEC on May 1, 1998

10.1*	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

10.2*	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to Iteris Holdings’ Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3 *	Form of Executive Deferral Plan between the registrant and certain employees of the registrant).	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.6 *	1997 Stock Incentive Plan (as amended on May 3, 2002)	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the SEC on June 30, 2003

107 *	Form of Notice of Grant of Stock Option	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8 *	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9 *	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10 *	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11 *	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number	Description	Where Located

10.12 *	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13 *	Form of Notice of Grant of Automatic Stock Option—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.14 *	Form of Notice of Grant of Automatic Stock Option—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15 *	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.16	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including the exhibits thereto.	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004.

10.17 *	1994 Long-Term Equity Plan Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-05735) as filed with the SEC on June 11, 1996).	Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-05735) as filed with the SEC on June 11, 1996

10.18	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.19	Sublease Agreement dated May 7, 2003 by and between Iteris, Inc. and FEI-Zyfer, Inc.	Exhibit 10.19 to registrant’s Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the SEC on June 30, 2003

10.20	Loan and Security Agreement dated February 22, 2002 by and between the registrant and Technology Lending Partners, L.L.C.	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

10.21

Receivables Purchase Agreement dated October 18, 2002 by and between the registrant and Technology Lending Partners, L.L.C., as amended by Amendment Number One dated November 27, 2002 and Amendment Number Two dated January 7, 2003

Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

10.22 *	Change in Control Agreement dated May 8, 2003 by and between the registrant and Gregory A. Miner	Exhibit 10.1 to the registrant’s Annual Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 14, 2003

10.23 *	Change in Control Agreement dated May 20, 2003 by and between the registrant and Jack E. Johnson	Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2004

Exhibit Number	Description	Where Located

10.24 *	1998 Stock Incentive Plan (as amended on February 7, 2000)	Filed Herewith

10.25	Wells Fargo Bank Credit Agreement dated May 27, 2004	Filed Herewith

10.26	Wells Fargo Bank Assumption and Amendment Agreement dated October 20, 2004	Filed Herewith

10.27	Wells Fargo Bank Revolving Line of Credit Note dated May 27, 2004	Filed Herewith

10.28	Wells Fargo Bank Term Note dated May 27, 2004	Filed Herewith

10.29	Wells Fargo Bank Continuing Security Agreement Rights to Payment and Inventory dated May 27, 2004	Filed Herewith

10.30	Wells Fargo Bank Security Agreement Equipment dated May 27, 2004	Filed Herewith

10.31*	Iteris, Inc. Deferred Compensation Savings Plan and Grantor Trust	Filed Herewith

10.32*	1997 Stock Incentive Plan (as amended on May 3, 2003, as further amended on December 15, 2004)	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young, LLP	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITERIS, INC.
(Registrant)

By	/s/ JACK JOHNSON
Jack Johnson
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint James S. Miele and Jack Johnson, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JACK JOHNSON	Director, President and Chief Executive Officer	July 12, 2005
Jack Johnson	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	July 12, 2005
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	July 12, 2005
Gregory A. Miner

/s/ KEVIN C. DALY	Director	July 12, 2005
Kevin C. Daly, Ph.D.

/s/ GARY HERNANDEZ	Director	July 12, 2005
Gary Hernandez

/s/ HARTMUT MARWITZ	Director	July 12, 2005
Hartmut Marwitz, Ph.D.

/s/ JOHN SEAZHOLTZ	Director	July 12, 2005
John Seazholtz

/s/ JOEL SLUTZKY	Director	July 12, 2005
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	July 12, 2005
Thomas L. Thomas

/s/ PAUL E. WRIGHT	Director	July 12, 2005
Paul E. Wright

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Iteris, Inc.

Anaheim, California

We have audited the consolidated balance sheet of Iteris, Inc. as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  Our audit also included the 2005 financial statement schedule listed at Item 15. These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP
Irvine, California
June 1, 2005, except for the four paragraphs under the caption “Deferred Compensation Plan” in Note 7 as to which the date is July 12, 2005

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Iteris, Inc.

We have audited the accompanying consolidated balance sheet of Iteris, Inc. as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the accompanying financial statements as of and for the year ended March 31, 2004 have been restated to reflect the consolidation of the Company’s Subsidiary’s deferred compensation plan.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iteris, Inc. at March 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set-forth therein.

/s/ Ernst & Young LLP
Orange County, California
June 8, 2004, except for Note 1 - Restatement of Consolidated Financial Statements for the Year Ended March 31, 2004, and Note 7 - Deferred Compensation Plan, as to which the date is July 13, 2005.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31,
	2005	2004
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$46	$2,612
Trade accounts receivable, net of allowance for doubtful accounts of $239 and $204 at March 31, 2005, and 2004, respectively.	8,866	8,255
Costs and estimated earnings in excess of billings on uncompleted contracts	2,086	2,653
Notes receivable	—	125
Deferred income taxes	101	821
Inventories, net of reserve for inventory obsolescence of $514 and $399 at March 31, 2005, and 2004 respectively	4,344	3,598
Prepaid expenses and other current assets	384	323
Total current assets	15,827	18,387

Property and equipment:
Leasehold improvements	105	97
Equipment	5,281	7,724
Accumulated depreciation	(4,283)	(6,179)
	1,103	1,642

Deferred income taxes	559	—
Intangible assets, net of accumulated amortization of $114 at March 31, 2005	698	—
Goodwill	27,774	9,807
Other assets	695	229
Total assets	$46,656	$30,065

See accompanying notes.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,
	2005	2004
		(Restated)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$3,936	$3,560
Accrued payroll and related expenses	3,007	3,218
Accrued liabilities	790	1,064
Revolving line of credit	945	—
Billings in excess of costs and estimated earnings on uncompleted contracts	944	549
Income taxes payable	—	485
Revolving line of credit with related party	—	100
Current portion of long-term debt	4,008	42
Total current liabilities	13,630	9,018

Non-current payroll related liability	330	—

Deferred compensation plan liability	772	1,256

Deferred gain on sale of building	733	1,774

Long-term debt and capital lease obligation	1,319	891

Convertible debentures, net	8,996	—

Minority interest	—	18,202

Commitments and contingencies

Redeemable common stock
Issued and outstanding shares – 1,219,445 and none at March 31, 2005, and 2004, respectively	3,414	—

Stockholders’ equity (deficit):
Preferred stock:
Authorized shares – 2,000,000
Issued and outstanding – none	—	—
Common stock, $.10 par value:
Authorized shares – 50,000,000 at March 31, 2005, and 50,000,000 of Class A and 2,600,000 of Class B at March 31, 2004
Issued and outstanding shares – 27,089,661 at March 31, 2005; 20,476,568 of Class A and 928,317 of Class B at March 31, 2004	2,709	2,141
Additional paid-in capital	126,534	95,937
Deferred stock-based compensation	(925)	—
Common stock held in trust – 310,510 shares at March 31, 2005 and none at March 31, 2004	(374)	—
Treasury stock – 93 shares at March 31, 2005, and 2004	(1)	(1)
Notes receivable from employees	(45)	(45)
Accumulated deficit	(110,436)	(99,108)
Total stockholders’ equity (deficit)	17,462	(1,076)
Total liabilities and stockholders’ equity (deficit)	$46,656	$30,065

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2005	2004	2003
		(Restated)
Net sales and contract revenues:
Net sales	$29,062	$23,470	$19,112
Contract revenues	17,335	21,813	22,283
Total net sales and contract revenues	46,397	45,283	41,395

Costs and expenses:
Cost of net sales	15,645	12,758	9,366
Cost of contract revenues	11,398	14,712	15,110
Selling, general and administrative expenses	13,964	12,844	14,105
Research and development expenses	4,193	3,923	3,908
Stock-based compensation	11,777	—	—
Deferred compensation expense (benefit)	(484)	868	—
Disposal of fixed assets	422	—	—
Acquired in-process research and development	140	—	—
Amortization of intangible assets	114	—	—
Total costs and expenses	57,169	45,105	42,489
Income (loss) from operations	(10,772)	178	(1,094)

Non-operating income (expense):
Other income, net	1,054	1,003	417
Interest expense, net	(1,178)	(123)	(761)
Income (loss) from continuing operations before income taxes and minority interest	(10,896)	1,058	(1,438)
Income tax benefit (provision)	94	(100)	—
Minority interest in earnings of subsidiary	(526)	(2,813)	(3,818)
Loss from continuing operations	(11,328)	(1,855)	(5,256)
Income (loss) from discontinued operations, net of taxes of $0	—	1,215	(7,892)
Net loss	$(11,328)	$(640)	$(13,148)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.45)	$(0.09)	$(0.37)
Discontinued operations	—	0.06	(0.55)
Basic earnings (loss) per share	$(0.45)	$(0.03)	$(0.92)

Shares used in computing basic earnings (loss) per share	25,284	19,454	14,276
Shares used in computing diluted earnings (loss) per share	25,284	19,454	14,276

See accompanying notes.

Iteris, Inc.

Consolidated Statements of and Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock Shares outstanding					Notes	Accumulated
	Class A common stock	Class B common stock	Amount	Additional paid-in capital	Treasury stock	receivable from employees	other comprehensive income	Deferred stock-based compensation	Common Stock held in trust	Accumulated deficit	Total Stockholder’s equity (deficit)	Comprehensive income (loss)

Balance at March 31, 2002	11,491	1,036	$1,252	$88,082	$(1)	$(51)	$241	$—	$—	$(85,320)	$4,203
Issuances of Class A common stock	2,590	—	260	3,685	—	—	—	—	—	—	3,945	—
Foreign currency translation adjustments	—	—	—	—	—	—	(340)	—	—	—	(340)	$(340)
Net loss	—	—	—	—	—	—	—	—	—	(13,148)	(13,148)	(13,148)
Balance at March 31, 2003	14,081	1,036	1,512	91,767	(1)	(51)	(99)	—	—	(98,468)	(5,340)	$(13,488)
Issuance of Class A common stock and warrants	6,288	—	629	4,170	—	—	—	—	—	—	4,799	—
Conversion of Class B common stock	108	(108)	—	—	—	—	—	—	—	—	—	—
Payments on notes receivable	—	—	—	—	—	6	—	—	—	—	6	—
Foreign currency translation adjustments	—	—	—	—	—	—	99	—	—	—	99	$99
Net loss (Restated)	—	—	—	—	—	—	—	—	—	(640)	(640)	(640)
Balance at March 31, 2004 (Restated)	20,477	928	2,141	95,937	(1)	(45)	—	—	—	(99,108)	(1,076)	$(541)
Warrant exercises	402	—	40	344	—	—	—	—	—	—	384	—
Stock option exercises	25	—	2	49	—	—	—	—	—	—	51	—
Issuance of warrants in connection with convertible debentures	—	—	—	1,101	—	—	—	—	—	—	1,101	—
Conversion of Class B common stock	1,020	(928)	9	(9)	—	—	—	—	—	—	—	—
Convertible debenture conversion to common stock	69	—	7	205	—	—	—	—	—	—	212	—
Issuance of common stock in connection with merger of Iteris Subsidiary	4,787	—	479	14,722	—	—	—	—	—	—	15,201	—
Issuance of warrants	—	—	—	26	—	—	—	—	—	—	26	—
Assumption of Iteris subsidiary stock options and warrants	—	—	—	13,816	—	—	—	(1,433)	—	—	12,383	—
Common stock held in trust	310	—	31	343	—	—	—	—	(374)	—	—	—
Amortization of deferred stock-based compensation	—		—	—	—	—	—	508	—	—	508	—
Net loss	—	—	—	—	—	—	—	—	—	(11,328)	(11,328)	$(11,328)
Balance at March 31, 2005	27,090	—	$2,709	$126,534	$(1)	$(45)	$—	$(925)	$(374)	$(110,436)	$17,462	$(11,328)

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2005	2004	2003
		(Restated)
Operating activities
Net loss from continuing operations	$(11,328)	$(1,855)	$(5,256)
Net income (loss) from discontinued operations	—	1,215	(7,892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	787	857	816
Write-off of acquired in-process research and development	140	—	—
Minority interest in earnings of subsidiary	526	2,813	3,818
Amortization of warrants	—	—	246
Amortization of deferred gain on sale-leaseback	(609)	(855)	(1,665)
Amortization of intangible assets	114	—	—
Amortization of debt discounts	184	—	—
Amortization of deferred financing costs	121	—	—
Fair value of warrants issued for services	26	—	—
Stock-based compensation	11,777	—	—
Loss on sale of Iteris subsidiary common stock	—	—	310
Loss on disposal of assets	422	—	2
Change in deferred tax assets	(200)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(611)	(88)	(518)
Net costs and estimated earnings in excess of billings	961	(10)	187
Inventories	(746)	305	(741)
Prepaid expenses and other assets	41	1,454	(1,388)
Deferred gain on sale of building	—	(3,396)	7,690
Accounts payable and accrued expenses	(521)	(1,625)	3,790
Deferred revenue	(226)	226	—
Net assets (liabilities) of discontinued operations	—	241	(4,188)
Net cash provided by (used in) operating activities	858	(718)	(4,789)

Investing activities
Purchases of property and equipment net	(670)	(558)	(518)
Proceeds from sale of building	—	—	18,951
Notes receivable	125	—	—
Acquistion costs	(80)	—	—
Other	—	99	(340)
Net cash provided by (used in) investing activities	(625)	(459)	18,093

Financing activities
Proceeds (payments) from borrowings on lines of credit, net	845	(1,385)	(767)
Proceeds from long-term debt	5,000	918	—
Payments on long-term debt and capital lease obligations	(1,038)	—	(16,145)
Proceeds from issuance of common stock and related warrants	—	3,813	2,766
Proceeds from issuance of convertible debentures	9,436	—	—
Purchase of Iteris subsidiary Series A preferred stock	(17,543)	—	—
Proceeds from stock option and warrant exercises	501	—	—
Proceeds from sale of common and preferred stock	—	—	871
Payments on notes receivable from employees	—	6	—
Net cash provided by (used in) financing activities	(2,799)	3,352	(13,275)
Increase (decrease) in cash	(2,566)	2,175	29
Cash and cash equivalents at beginning of year	2,612	437	408
Cash and cash equivalents at end of year	$46	$2,612	$437

Supplemental cash flow information:
Cash paid during the period:
Interest	$747	$123	$507
Income taxes	624	320	—

Supplemental schedule of non-cash investing and financing activities:
Proceeds from sale-leaseback held in escrow	$—	$—	$2,516
Issuance of Common Stock to settle liabilities	—	416	—
Increase in promissory note to landlord to settle lease obligation	432	—	—
Acquistion of minority interest of the Iteris subsidiary
Intangible assets	812	—	—
Deferred tax liabilities	360	—	—
Goodwill	17,887	—	—
Reduction of minority interest	1,253	—	—
Issuance of warrants in connection with Debenture and Warrant Purchase Agreement	1,101	—	—
Conversion of convertible debt to equity	250	—	—
Contribution of common stock to 401(k) plan to settle employer match	—	578	141

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2005

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc., formerly known as Iteris Holdings, Inc. (the “Company”), is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems and transportation management and traveler information systems to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information. On October 22, 2004, the Company completed the merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed the Company’s corporate name from Iteris Holdings, Inc. to Iteris, Inc. (Note 3).  The Company was originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed its name to Iteris Holdings, Inc. to reflect its focus on the ITS industry and its capital structure at that time.

The Company has incurred losses from continuing operations of $11.3 million, $1.9 million and $5.3 million during the fiscal years ended March 31, 2005, 2004 and 2003, respectively.  Operating activities generated cash of $858,000 in the fiscal year ended March 31, 2005; and utilized cash of $718,000 and $4.8 million in the fiscal years ended March 31, 2004, and 2003, respectively.  As of March 31, 2005, the Company had an accumulated deficit of $110.4 million, cash and cash equivalents on hand of $46,000, and borrowings of $945,000 against its $5.0 million line of credit.  As discussed further in Note 5, at March 31, 2005, the Company was in violation of certain covenants associated with its line of credit and term debt facility and is currently in the process of restructuring this facility.  The Company believes that cash generated from operations and the restructuring of its credit facility will provide sufficient funding to meet working capital requirements, capital expenditures, debt and other obligations through the next 12 months.  The Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies.  If the Company is not successful in generating sufficient cash flow from operations or is unable to restructure its credit facility, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. However, there are no assurances that any additional capital will be available at a cost or in an amount sufficient to execute the Company’s business strategy.

Restatement of Consolidated Financial Statements for the Year Ended March 31, 2004

The Company has restated its consolidated financial statements for the year ended March 31, 2004 as previously reported on Form 10-K. The restatement was necessary in order to reflect the consolidation of the Iteris Deferred Compensation Savings Plan (the “Deferred Compensation Plan” – Note 7), the principal effects of which were to increase operating expenses by a non-cash charge of $868,000 for the year ended March 31, 2004 and decrease minority interest in the earnings of the Iteris Subsidiary by $221,000 for the year ended March 31, 2004.  This restatement had no impact on the Company’s consolidated cash flows.

The effect of the restatement had the following impact on the Company’s net income (loss) and net income (loss) per share for the year ended March 31, 2004 (in thousands, except share data):

	As previously
	reported	Restatement	As restated
Loss from continuing operations	$(1,208)	$(647)	$(1,855)
Loss from discontinued operations	1,215	—	1,215
Net income (loss)	$7	$(647)	$(640)

Basic and diluted loss per share:
Loss from continuing operations	(0.06)	(0.03)	(0.09)
Loss from discontinued operations	0.06	—	0.06
Net income (loss)	$0.00	$(0.03)	$(0.03)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been restated to reflect the discontinuation of all operations except those of the Company and its remaining subsidiary, Meyer Mohaddes Associates, Inc..  The Company also consolidated the Deferred Compensation Plan (Note 7).

As discussed further in Note 11, the Company previously discontinued the operations of its Broadcast, Inc. subsidiary (“Broadcast”), its Zyfer, Inc. subsidiary (“Zyfer”), and its MAXxess Systems, Inc. subsidiary (“MAXxess”), so that the Company could focus on its ITS business.  The results of operations for these businesses are presented as discontinued operations in the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, overhead rates used in cost-plus contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets, the valuation of equity instruments and the realization of goodwill.

Reclassifications

Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.

Revenue Recognition

Product revenues and related costs of sales are recognized upon the transfer of title, which generally occurs upon shipment or, if required, upon acceptance by the customer, provided that the Company believes collectibility of the net sales amount is probable.  Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

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

In addition to product and contract revenue, the Company derives revenue from technology access fees, the provision of specific non-recurring contract engineering services and royalties.  Technology access fees and contract engineering revenues are recognized on the percentage of completion method of accounting based on the relationship of hours incurred to total estimated hours.  Royalty revenue is recorded in the period in which the royalty is earned, based on unit sales of the Company’s products.  Technology access fee revenues, contract engineering revenues and royalty revenues are included in net sales in the accompanying consolidated statements of operations.

Revenues from follow-on service and support, for which the Company charges separately, are recorded in the period in which the services are performed.

Concentration of Credit Risk

Accounts receivable are derived from revenues earned from customers located throughout North America and Europe.  The Company generally does not require collateral or other security from customers. Collectibility of receivable balances is estimated through review of invoices outstanding greater than a certain period of time and ongoing credit evaluations of customers’ financial condition.  Reserves are maintained for potential credit losses, and such losses have historically been within management’s expectations.

At March 31, 2005, and 2004, accounts receivable from governmental agencies and prime government contractors were approximately $3.5 million.  No customer or government agency had a receivable balance greater than 10% of our total net sales or contract revenues at March 31, 2005 and 2004.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair values of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates.  The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates.  The fair value of redeemable common stock approximates carrying value since these shares are not tradable in any public equity markets.  If the redeemable shares become registered, the fair value of such shares may differ from the carrying value based on the value of the shares as determined in the public equity markets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated principally by the double declining balance method over the estimated useful life ranging from three to eight years.   Leasehold improvements are depreciated over the term of the related lease.

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS 142”), goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of assets is impaired, based on comparison to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows using a discount rate based upon the Company’s weighted average cost of capital adjusted for risks associated with the related operations. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. See Note 6.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees (“APB 25”) and related interpretations, and complies with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).  Under APB 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

In accordance with the requirements of the disclosure-only alternative of SFAS 123 and SFAS 148, set forth below are the assumptions used and the pro forma statement of operations data of the Company giving effect to valuing stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25.  Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company’s stock price in arriving at an option valuation.

The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	Years Ended March 31,
	2005	2004	2003

Dividend rate	0.0	0.0	0.0
Expected life – years	7.0	7.0	7.0
Risk-free interest rate	4.5	2.0	2.0
Volatility of common stock	0.5	0.4	0.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended March 31,
	2005	2004	2003
	(In thousands, except per share amounts)
	(Restated)
Net loss — as reported	$(11,328)	$(640)	$(13,148)
Add: Stock-based compensation expense included in net loss – as reported	11,777	—	—
Deduct: Stock-based compensation expense determined under fair value method	(12,806)	(385)	(637)
Net loss — pro forma	$(12,357)	$(1,025)	$(13,785)
Basic and diluted loss per share — as reported	$(0.45)	$(0.03)	$(0.92)
Basic and diluted loss per share — pro forma	$(0.49)	$(0.05)	$(0.97)

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of sales in the period during which the products ship.

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $112,000, $127,000 and $77,000 in the years ended March 31, 2005, 2004 and 2003, respectively.

Warranty

Unless otherwise stated, the Company provides a one to three year warranty from the original invoice date on all products, materials, and workmanship. Products sold to certain original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses on the accompanying condensed consolidated balance sheets.

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

Comprehensive Income

The only component of accumulated other comprehensive income is the cumulative foreign currency translation adjustment recorded in stockholders’ equity (deficit), which was eliminated through transactions that occurred during the year ended March 31, 2004.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not believe the adoption of SFAS 151 will have a material impact on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which replaces SFAS 123, supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will be effective for the Company beginning April 1, 2006.  The Company is currently assessing the impact of SFAS 123R.  As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.             Supplementary Financial Information

Inventories

The following table presents details of the Company’s inventories:

	March 31,
	2005	2004
	(In thousands)
Materials and supplies	$3,204	$2,762
Work in process	558	294
Finished goods	582	542
	$4,344	$3,598

Goodwill and Identifiable Intangible Assets

	March 31, 2005		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed Technology	$495	$(78)	$—	$—
Patents	317	(36)	—	—
Total	$812	$(114)	$—	$—

Amortization expense for intangible assets subject to amortization was $114,000 for the year ended March 31, 2005. Future estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year ending March 31:
(In thousands)
2006	$147
2007	147
2008	147
2009	147
2010	58
Thereafter	52
$698

At March 31, 2005, goodwill was comprised of $18.0 million associated with the October 2004 merger of the Iteris Subsidiary (Note 3); $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complimentary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	March 31,
	2005	2004	2003
	(In thousands)
Balance at beginning of year	$192	$256	$249
Additions charged to cost of sales	614	161	323
Warranty claims	(480)	(225)	(316)

Balance at end of year	$326	$192	$256

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended March 31,
	2005	2004	2003
	(Restated)
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(11,328)	$(1,855)	$(5,256)
Income (loss) from discontinued operations	—	1,215	(7,892)
Net loss	$(11,328)	$(640)	$(13,148)

Denominator:
Denominator for basic and diluted loss per share	25,284	19,454	14,276

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.45)	$(0.09)	$(0.37)
Income (loss) from discontinued operations	—	0.06	(0.55)
Net loss	$(0.45)	$(0.03)	$(0.92)

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2005	2004	2003
	(In thousands)

Stock options	4,560	162	61
Warrants	1,095	64	—

3.             Merger of the Company and the Iteris Subsidiary

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

Pursuant to the Purchase and Exchange Agreement, the Company purchased 3,124,913 shares of the Series A preferred stock of the Iteris Subsidiary from DCV and Hockenheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the Series A preferred stock.  The purchase of the shares was financed primarily with a $10.1 million convertible debenture financing completed in May 2004 with a group of accredited investors, in addition to a $5.0 million senior credit facility arranged through a bank and $2.4 million in cash (Note 5).

On June 30, 2004, the Company and certain minority stockholders of the Iteris Subsidiary (including certain officers and directors) entered into an exchange agreement whereby an aggregate of 1,319,541 shares of common stock of the Iteris Subsidiary were exchanged for 2,639,082 shares of the Company’s newly issued common stock valued at $8.6 million at the date of issuance. The fair value of the Company’s stock issued in the transaction was based on the quoted market price of the Company’s common stock on the OTC Bulletin Board averaged over a five-day period. The effect of this exchange was to reduce the residual minority interest in the Iteris Subsidiary to 8.1%.

On October 22, 2004, the Iteris Subsidiary was merged into the Company. The remaining 8.1% minority interest in the Iteris Subsidiary (consisting of 1,228,981 shares of common stock of the Iteris Subsidiary) was converted to 2,457,962 shares of the Company’s common stock valued at $7.6 million at the merger date. Immediately following the merger, the Company converted all of its outstanding Class B common stock (921,917 shares) into 1,014,108 shares of its common stock (formerly designated as Class A common stock). The exchange ratio used in conversion was determined by the Company’s Board of Directors.  The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of the Company’s common stock on the OTC Bulletin Board averaged over a five-day period. In October 2004, the Company also amended its certificate of incorporation to (a) change the voting rights of its common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename its Class A common stock to common stock. As a result, the Company currently has only one class of common stock outstanding, the common stock.

In connection with the merger, the Company assumed all outstanding options and warrants to purchase shares of common stock of the Iteris Subsidiary that were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan (the “Option Plan”). Each such option and warrant assumed by the Company shall continue to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (2) (the “Exchange Ratio”) rounded down to the nearest whole number of shares and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent).  As a result, options and warrants to purchase approximately 3.1 million shares and 327,000 shares, respectively, of common stock of the Iteris Subsidiary assumed in the merger became options and warrants to purchase approximately 6.1 million and 654,000 shares of common stock of the Company, respectively. The weighted-average exercise prices of the assumed options and warrants were $1.09 and $2.32, respectively.  Stock-based compensation expense of $11.3 million was recorded in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into the Company’s common stock based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the exercise price of the modified stock option. Additionally, the Company recorded approximately $1.4 million in deferred compensation related to the assumption of unvested stock options to purchase common stock of the Iteris Subsidiary. Deferred compensation is being amortized to stock-based compensation expense as the options vest.  The Company also recorded $1.1 million of goodwill and additional paid-in-capital in connection with the 654,000 vested warrants assumed in the merger and acquisition of the Iteris Subsidiary.  The $1.1 million value was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and modified exercise price of the assumed warrant awards.

The excess of the purchase price over the proportionate amount of minority interest acquired was allocated to acquired intangible assets based on the estimated fair values with the residual allocated to goodwill. Accordingly, the Company recorded goodwill of $18.0 million, which represents the excess of the purchase price over the fair value of the proportionate identifiable net assets acquired. The estimated fair value of the intangible assets was determined using the income method and discounting future expected returns. The estimated useful life for each of the acquired intangible assets is provided below:

Patents	7 years
Developed technology	5 years

The following table summarizes fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

Acquisition costs:
Issuance of common stock	$18,617
Assumption of Iteris Subsidiary warrants	1,114
Purchase of Iteris Subsidiary Series A preferred stock	17,543
Acquisition costs	80
Total acquisition costs	$37,354
Purchase price allocation:
Fair value of 41% of Iteris Subsidiary
Patents	$318
Developed technology	495
Acquired in-process research and development	140
Deferred tax liabilities	(360)
Reduction of minority interest	18,794
Goodwill (not deductable for tax purposes)	17,967
Total purchase price allocation	$37,354

On October 22, 2004, in connection with the Company’s merger with the Iteris Subsidiary, the Chief Executive Officer of the Iteris Subsidiary, Mr. Jack Johnson, was promoted to President and Chief Executive Officer of the Company, replacing Mr. Gregory Miner. This merger triggered certain obligations under the Company’s change-in-control agreement with Mr. Miner. Accordingly, the Company recorded approximately $807,000 in severance expense, which included $57,000 for related payroll taxes, as a charge to operations for the year ended March 31, 2005.  The severance amount will be paid to Mr. Miner in bi-weekly installments over the next 30 months. Mr. Miner is not required to render any services to the Company in connection with this agreement.

4.             Costs and Estimated Earnings on Uncompleted Contracts

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

	March 31,
	2005	2004
	(In thousands)
Total estimated contract value	$71,835	$64,434

Costs incurred on uncompleted contracts	$16,553	$20,840
Estimated earnings	1,655	2,084
	18,208	22,924
Less billings to date	(17,066)	(20,820)
	$1,142	$2,104

Included in accompanying consolidated balance sheets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,086	$2,653
Billings in excess of costs and estimated earnings on uncompleted contracts	(944)	(549)
	$1,142	$2,104

Costs and estimated earnings in excess of billings at March 31, 2005, and 2004 include $481,000 and $534,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2005, are expected to be billed and collected during the year ending March 31, 2006.

5.             Revolving Lines of Credit and Long-Term Debt

Revolving Lines of Credit

On May 28, 2004, Iteris Subsidiary entered into a line of credit agreement with a bank, which expires on August 1, 2005, and provides for a maximum available credit line of $5.0 million.  This line of credit was assumed by the Company in October 2004. Under the terms of this agreement, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined in the credit agreement. Interest on borrowed amounts is payable monthly at the current stated prime rate.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month.

There are no monthly collateral management fees and no pre-payment or early termination fees. On March 31, 2005, the available credit under this line of credit agreement was $4.4 million, of which $3.4 million was unused.

At March 31, 2004, the Company had $100,000 outstanding under a $1.25 million line of credit with a partnership controlled by the Company’s then Chairman of the Board.  This line of credit agreement was cancelled during the year ended March 31, 2005, and all amounts were repaid.

Long-Term Debt

Long-term debt consists of the following:

	March 31,
	2005	2004
	(In thousands)
Convertible debentures, net	$8,996	$—
Bank term note	3,958	—
Promissory note to landlord	1,292	811
4% note payable	67	109
Capital lease obligation	$10	$13
	14,323	933
Less current portion	(4,008)	(42)
	$10,315	$891

Convertible Debentures, Net.  In order to finance the purchase of the Iteris Subsidiary Series A preferred stock (Note 3), the Company entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004 (the “Debenture and Warrant Purchase Agreement”), with a group of accredited investors, which included certain officers of the Company, pursuant to which the Company sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million.  In connection with the issuance of the convertible debentures, the Company issued detachable warrants to purchase an aggregate of 639,847 shares of its common stock (Note 9), the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and is being amortized to interest expense over the term of the convertible debentures.

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007, until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount being redeemed; and from May 19, 2008, until the maturity date, the debentures may be redeemed at 110% of the principal amount being redeemed.  As of March 31, 2005, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at March 31, 2005.

Bank Term Note.  Concurrent with the issuance of the convertible debentures, Iteris Subsidiary entered into a $5.0 million term note payable with a bank. This note was assumed by the Company in October 2004.The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 3). The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,000.  Interest accrues at the current stated prime rate plus 0.25% (5.75% at March 31, 2005).

Both the term note payable and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.  At March 31, 2005, the Company failed to meet certain financial covenants under the credit agreement.  On May 12, 2005, the bank waived its right of default regarding the covenant violations for the quarter ended March 31, 2005, only.  The Company is currently renegotiating the entire credit facility to modify the covenant requirements to allow the Company to meet its future covenants and also provide sufficient financing to fund future working capital requirements.  Because the bank has not waived its default rights for a period of at least twelve months and because the Company has not entered into a definitive agreement for a modified credit agreement, the entire balance of the bank term note is presented as a current liability in the accompanying March 31, 2005, consolidated balance sheet.

Promissory Note to Landlord.  As discussed further in Note 7, on July 1, 2003, the Company amended the terms of its lease for its headquarters and entered into a $811,000 unsecured promissory note payable to its landlord.  On November 1, 2004, $432,000 was added to the principal balance of this note to settle prior lease obligations, bringing the total principal balance to $1.3 million.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (7.5% at March 31, 2005).  Beginning on October 1, 2006, the Company is required to make four equal quarterly payments of principal and accrued interest.  All outstanding accrued interest and principal shall be payable in full on July 2, 2007.

4% Note Payable.  On October 9, 2003, the Company entered into a $126,000 unsecured note payable agreement to settle trade payables. The note is secured by the equipment related to the payable. The note bears interest at 4.0%, is payable in monthly installments of $4,000 for 36 months and is payable in full on October 20, 2006.

Scheduled aggregate maturities of long-term debt principal as of March 31, 2005, were as follows:

Year ending March 31,
(In thousands)
2006	$4,008
2007	670
2008	649
2009	—
2010	9,850
$15,177

6.             Income Taxes

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2005	2004	2003
	(In thousands)
	(Restated)
Income tax (benefit) provision at statutory rates	$(3,705)	$360	$(489)
State income taxes net of federal benefit	(72)	20	4
Change in valuation allowance associated with federal deferred tax assets	(755)	(316)	330
Compensation charges	3,692	—	—
Adjustment to prior year deferred taxes	229	—	—
Expiration of unused credits	266	—	—
Other permanent differences	251	36	155
	$(94)	$100	$—

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating losses	$19,880	$20,244
Property and equipment	1,695	5,323
Credit carry forwards	1,914	2,420
Deferred compensation and payroll	1,626	977
Bad debt allowances and other reserves	422	209
Other, net	204	202
Total deferred tax assets	25,741	29,375
Valuation allowance	(24,417)	(28,119)
Net deferred tax assets	1,324	1,256

Deferred tax liabilities:
Capitalized interest and taxes	(369)	(404)
Acquired intangibles	(295)	—
Other, net	—	(31)
Total deferred tax liabilities	(664)	(435)
Net deferred tax assets	$660	821

Current portion of net deferred taxes	101	821
Long-term portion of net deferred taxes	559	—
Net deferred tax assets	$660	$821

The components of current and deferred federal and state income tax benefits and provisions are as follows:

	Year Ended March 31,
	2005	2004	2003
	(In thousands)
Current income tax (benefit) provision
Federal	$91	$891	$35
State	14	30	—
Deferred income tax (benefit) provision
Federal	(75)	(821)	(35)
State	(124)	—	—
Net income tax (benefit) provision	$(94)	$100	$—

At March 31, 2005, the Company had approximately $1.4 million in federal general business credit carryforwards that begin to expire in 2006 and $700,000 in state general business credit carryforwards that can be carried forward indefinitely. The Company had $54.5 million of federal net operating loss carryforwards at March 31, 2005, that begin to expire in 2019 and $35.0 million of state net operating loss carryforwards that begin to expire in 2005. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax asset related to these credits and net operating losses. Any future benefits recognized from the reduction of the valuation allowance related to these carryforwards will result in a reduction of income tax expense.

Prior to May 28, 2004, the Iteris Subsidiary was required to file a separate federal income tax return.  On May 28, 2004, the Company acquired a greater than 80% ownership interest in the Iteris Subsidiary.  From that date forward, income taxes are provided on a consolidated basis for federal income tax purposes.  Due to changes in stock ownership, the prior year $49.8 million federal net operating loss carryforwards and other federal tax attributes of the Company are subject to a Section 382 limitation estimated at approximately $2.9 million annually which can be utilized to offset federal consolidated taxable income.  To the extent such limitation is not exceeded in a particular year, the excess limitation accumulates and adds to subsequent years’ limitations.  As a result of the annual limitation, a portion of the Company’s carryforwards will expire before ultimately becoming available to reduce future income tax liabilities.

At March 31, 2005, the Company recorded a valuation allowance against its net deferred tax assets of approximately $24.0 million for that portion of deferred tax assets that it is more likely than not will not be realized. In making such determination, a review of all available positive and negative evidence was considered, including scheduled reversal of deferred tax liabilities potential carryback, projected future taxable income, tax planning strategies, and recent financial performance. At March 31, 2005, the Company has established a partial valuation allowance against its existing net deferred tax assets, and recorded a net deferred tax asset of $660,000 related to the consolidated group.

7.             Commitments and Contingencies

Litigation

On June 29, 2004, a supplier to Mariner Networks, Inc., the Company’s former subsidiary, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders.  The plaintiff in this lawsuit seeks monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  Discovery has commenced with respect to this matter, and no trial date has been set.   Settlement discussions are currently pending at this time, but there can be no assurance that this lawsuit will be settled in a timely manner or for a reasonable amount.
The Company believes that the ultimate resolution of this claim will not have a material impact on the Company’s financial position, results of operations or cash flows, and, accordingly, has not recorded any amounts in the accompanying consolidated financial statements in connection with this matter.

In June 2004, the Company received $949,000 as part of a settlement between Rockwell International and the Michigan Department of Transportation, pursuant to which the Company was a third party beneficiary.  This amount was recorded in other income in the consolidated statement of operations for the year ended March 31, 2005.

From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company currently is not a party to any legal proceedings except as described above, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Operating Leases

In May 2002, the Company completed the sale and leaseback of its headquarters in Anaheim, California whereby the Company entered into a lease with an initial term of ten years.  In connection with the sale leaseback transaction, the Company originally recorded a deferred gain of approximately $7.6 million that was being amortized against operating expenses over the term of the initial lease.  On July 1, 2003, the Company renegotiated the terms of this lease whereby the square footage under lease was reduced and the initial lease term of ten years was reduced to four years.  As a result of the new lease agreement, $2.5 million of restricted cash was released to the Company and paid to the landlord, the Company entered into a promissory note agreement with the landlord for $811,000 (Note 5), and the deferred gain on the sale of the building was adjusted.  On November 1, 2004, the Company again amended this lease and increased the note payable to the landlord by $432,000 as a settlement to release the Company from its obligations under the existing lease related to the separation of buildings located at the Anaheim facility and other facility improvements to be made at the location.  The $432,000 was recorded as a reduction of the deferred gain on the sale of the building.  The remaining deferred gain was $733,000 at March 31, 2005 which will be amortized through October 2007.

The Company has lease commitments for facilities in various locations throughout the United States. Future minimum rental payments under noncancelable operating leases are as follows at March 31, 2005:

Year ending March 31,
(In thousands)
2006	$1,116
2007	1,005
2008	601
2009	3
$2,725

Rent expense under operating leases totaled $1,722,000, $2,241,000 and $2,597,000, respectively, for the years ending March 31, 2005, 2004 and 2003.

The Company subleases 10,000 of the 88,000 square feet that it leases in Anaheim, California at a monthly rate of $10,000.  Aggregate future minimum rental income from this sublease agreement is $120,000 and $70,000 for the years ending March 31, 2006, and 2007, respectively.

Inventory Purchase Commitments

At March 31, 2005, the Company had firm commitments to purchase inventory in the amount of $271,000 during the first quarter of its fiscal year ending March 31, 2006.

Deferred Compensation Plan

In 1986, the Company adopted the Executive Deferral Plan (the “1986 Plan”) under which certain executives were able to defer a portion of their annual compensation into the 1986 Plan.  All deferred amounts earned interest, generally with no guaranteed rate of return.

During the year ended March 31, 2003, the Iteris Subsidiary adopted the Deferred Compensation Plan for the sole purpose of transferring Iteris Subsidiary common stock and cash out of the 1986 Plan.  All assets of the 1986 Plan were distributed prior to March 31, 2003.  Certain of these assets, consisting of 133,333 shares of the Iteris Subsidiary’s common stock and $14,000 in cash, were transferred to the Deferred Compensation Plan during the year ended March 31, 2003.  Compensation withholdings deferred under the 1986 Plan and the Deferred Compensation Plan aggregated $0, $0 and $43,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

During the year ended March 31, 2005, the Company assumed the Deferred Compensation Plan as part of the October 2004 merger and acquisition of the Iteris Subsidiary. In accordance with the merger (Note 3) the Company exchanged the original 133,333 shares of Iteris Subsidiary common stock held in the Deferred Compensation Plan and an additional 21,922 shares of the Iteris Subsidiary’s common stock subsequently purchased with deferred wages for 310,510 shares of the Company’s common stock.  All shares of Iteris Subsidiary stock held in the plan were purchased with funds earned by the executives and deferred to the plan at the estimated fair value and the same price that was paid by outside investors at that time, or approximately $374,000.

At March 31, 2005, the Deferred Compensation Plan held 310,510 shares of the Company’s common stock and $14,000 in cash, which the Company has presented as an aggregated $772,000 deferred compensation plan liability in the accompanying consolidated balance sheet. Changes in the value of Company common stock held by the Deferred Compensation Plan are determined based on changes in the quoted market price of the Company’s common stock at the close of each reporting period and presented within operating expenses in the accompanying consolidated statements of operations.  The original $374,000 cost basis of shares of Company common stock held in the Deferred Compensation Plan has been recorded as a contra-equity account in the accompanying consolidated financial statements.

8.             Redeemable Common Stock

As discussed in Note 3, the Company issued 1,219,445 Exchange Shares in connection with the merger of the Iteris Subsidiary into the Company.  Subject to certain exceptions, DCV agreed not to sell or otherwise transfer the Exchange Shares during the year following the Closing Date.  However, beginning on November 28, 2005, DCV may require the Company to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require the Company to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share.  All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007. Because this right is outside the control of the Company, the Company has classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on the accompanying March 31, 2005, consolidated balance sheet. In addition, beginning on May 28, 2005, DCV had the right to request registration of all 1,219,445 shares of the Company’s common stock held as part of this exchange.  In the event the Company decides not to file a registration statement to register all such shares, DCV may require the Company to repurchase any or all of its shares of the Company’s common stock at a purchase price of $1.438 per share.  On February 1, 2005, DCV announced that its investment portfolio, which included its ownership in Iteris, Inc., was sold to European-based Cipio Partners for an undisclosed sum.  All repurchase and registration rights associated with the DCV shares inured to the benefit of Cipio Partners.

9.             Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock.  As of March 31, 2005, and 2004, there were no outstanding shares of preferred stock, and the Company does not have any plans to issue any shares of preferred stock.  The Company’s Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights.

Common Stock and Common Stock Warrants

As discussed in Note 3, on October 22, 2004, the Iteris Subsidiary was merged into the Company.  Also in October 2004, the Company amended its certificate of incorporation to (a) change the voting rights of its common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename its Class A common stock to common stock. As a result, the Company currently has only one class of common stock outstanding, the common stock.  Previously, the Company had two classes of common stock outstanding – the Class A common stock and the Class B common stock.

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to any dividends that may be declared by the Board of Directors.  Upon dissolution, liquidation or winding up, holders of common stock are entitled to share ratably in net assets after payment or provision for all liabilities and any preferential liquidation rights of preferred stock then outstanding.  Common stockholders generally do not have preemptive or redemption rights, except for the Exchange Shares issued to DCV in the merger of the Company and the Iteris Subsidiary (Notes 3 and 8).  The rights, preferences and privileges of holders of common stock will be subject to those of the holders of any shares of common stock and preferred stock the Company may issue in the future.

Pursuant to the Debenture and Warrant Purchase Agreement discussed in Note 5, each individual investor also received two warrants to purchase shares of the Company’s common stock.  For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of the Company’s common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of the Company’s common stock at an exercise price of $4.03 per share.  The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances.  The warrants to purchase 639,347 shares of common stock were immediately exercisable and expire on May 18, 2009. Debt discount costs related to the fair value of the warrants issued in connection with the convertible debentures were calculated based on the fair value of the warrants determined using the Black-Scholes valuation model, and were approximately $854,000 at March 31, 2005.  Significant valuation estimates used in the determination of the value of the warrants include an expected life of five years, no dividends, a risk-free interest rate of 4.5% and a stock volatility factor of 0.5.

Also in connection with the Debenture and Warrant Purchase Agreement, the Company issued warrants to the investment bankers, as a commission, to purchase 34,036 shares of its common stock at an exercise price of $3.86 per share. The warrants were immediately exercisable and expire on May 18, 2009. The estimated fair value of these warrants of $40,000 was recorded as a deferred financing cost and is being amortized to interest expense over the five-year life of the debentures. Additionally, the Company incurred $621,000 in transaction costs associated with the debenture offering, which have also been capitalized as deferred financing costs and are being amortized to interest expense over the five-year term of the debentures.  Unamortized deferred financing costs aggregated $568,000 at March 31, 2005, and are presented within other assets on the accompanying consolidated balance sheet.

During the year ended March 31, 2004, the Company issued 657,132 shares of its Class A common stock valued at $578,000 and 89,332 shares of its Class A common stock valued at $151,000 to settle 401(k) match liabilities and prior trade liabilities in Company stock, respectively.

In September 2003, the Company issued 425,000 shares of its Class A common stock, valued at $255,000, and 75,000 warrants to purchase common stock at an exercise price of $5.00 per share, to settle liabilities related to the sale lease-back of the Anaheim facility and the renegotiation of the related lease.  The warrants are immediately exercisable and expire in July 2010. The fair value of these warrants was $5,000 calculated using the Black Scholes Model.  The value of the warrants was recorded as a reduction of the deferred gain on the sale of the building.

In July 2003, the Company completed a private placement of 3,666,666 shares of its Class A common stock to seven accredited investors for net proceeds of $1.9 million in cash. In connection with this offering, the Company also issued warrants to purchase an additional 366,666 shares of common stock at an exercise price of $1.50 per share.  The fair value of these warrants was $55,000 calculated using the Black Scholes Model.  The warrants are considered a cost of raising capital and were recorded in equity as an offset to additional paid-in capital.  The warrants expire in July 2006 and became exercisable in January 2003.

In April 2002 and February 2003, the Company sold 322,581 shares of the Iteris Subsidiary common stock that it held at an aggregate purchase price of $900,000 to a group of investors, which included certain members of management of the Company and the Iteris Subsidiary.  In connection with this transaction, the Company realized a loss of $300,000 that is reflected in other income net in the accompanying consolidated statements of operations.  In February 2003, the Iteris Subsidiary purchased back from the Company 288,500 shares of Iteris Subsidiary common stock that the Company held.  The Company realized a loss of $310,000 on this transaction, which is reflected in other income, net in the accompanying consolidated statements of operations.

In September 2002, the Company issued 75,000, 50,000 and 62,500 warrants at exercise prices of $1.44, $1.68 and $1.95, respectively, in connection with prior year fund raising activities. The warrants were immediately exercisable and expire in August 2007. The fair value of these warrants was $130,000 calculated using the Black Scholes Model.  The warrants were considered a cost of raising capital and were recorded in equity as an offset to additional paid-in capital.

On August 16, 2002, the Company completed a private placement of 2,500,000 of its Class A common stock to an institutional investor for $3.0 million in cash. The transaction, net of expenses, raised net proceeds of approximately $2.7 million. In connection with this offering, the Company also issued warrants to the investor to purchase up to another 1,250,000 shares at an exercise price of $1.50 per share, and up to 1,250,000 shares at an exercise price of $1.80 per share. The warrants are exercisable at any time by the investor, are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price equal or greater than two times the exercise price of the warrants, and expire in August 2007. The fair value of these warrants was $713,000 calculated using the Black Scholes Model. The warrants were considered a cost of raising capital and were recorded in equity as an offset to additional paid-in capital. The proceeds from the August 2002 transaction were used to fund general working capital requirements. In March 2004, 1,250,000 warrants at $1.50 per share become callable and were exercised by the holder.

The following table summarizes information regarding outstanding warrants to purchase the Company’s common stock as of March 31, 2005:

Range of Exercise Prices	Warrants Outstanding at March 31, 2005	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
(In thousands, except per share amounts)
$1.40 to $1.95	2,229	2.02	$1.66
$3.00 to $4.03	1,150	2.94	$3.56
$5.00 to $5.26	230	4.66	$5.18
	3,609	2.48	$2.49

All of the warrants were exercisable at March 31, 2005.

Common stock reserved for future issuance at March 31, 2005:

(In thousands)
Issuable under stock options plans	7,679
Issuable upon the exercise of warrants	3,609
11,288

10.          Associate Benefit Plans

Stock Option Plan

The Company has adopted the 1997 Stock Incentive Plan (the “Plan”), which provides that options for shares of the Company’s unissued common stock may be granted to directors, associates and consultants to the Company. Options granted enable the option holder to purchase one share of common stock at prices which are equal to or greater than the fair market value of the shares at the date of grant. Options expire ten years after the date of grant or 90 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date.  In connection with the merger of the Company and the Iteris Subsidiary, the Company assumed the outstanding options of the Iteris Subsidiary (Note 3).

A summary of all Company stock option activity is as follows:

	Year Ended March 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Options outstanding at beginning of year	1,132	$2.98	962	$3.73	329	$8.37
Granted	163	3.34	230	0.78	659	1.38
Assumed in merger (Note 3)	6,133	1.09	—	—	—	—
Exercised	(25)	2.10	—	—	—	—
Cancelled	(80)	1.29	(60)	6.76	(26)	4.29
Options outstanding at end of year	7,323	$1.42	1,132	$2.98	962	$3.73
Exercisable at end of year	6,446		778		879
Available for grant at end of year	356		519		689
Weighted average fair value of options granted		$1.83		$0.55		$0.68

The following table summarizes information regarding the Company’s stock options at March 31, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding at March 31, 2005	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Options Exercisable At March 31, 2005	Weighted Avg. Exercise Price
(In thousands, except per share amounts)
$0.53	to	$0.80	1,861	3.31	$0.57	1,861	$0.57
$0.95	to	$1.40	4,851	5.39	1.25	4,077	1.24
$1.50	to	$1.88	171	4.59	1.74	171	1.74
$2.28	to	$3.20	70	8.22	2.77	70	2.77
$3.60	to	$4.63	202	6.63	4.09	99	4.59
$5.69	to	$8.00	26	3.55	6.13	26	6.13
$10.31	to	$15.63	142	4.96	12.64	142	12.64
			7,323	4.89	$1.42	6,446	$1.40

Associate Incentive Programs

Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made during the years ended March 31, 2005, 2004 and 2003.

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have thirteen investment choices, one of which is the purchase of Iteris, Inc. common stock at market price. Company matching contributions were approximately $409,000, $403,000, and $544,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

11.          Discontinued Operations

In September 2003, the Company sold substantially all of the assets of MAXxess to an investor group that included certain members of the MAXxess management group. The consideration for the assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.4 million from the sale.

On May 9, 2003, the Company completed the sale of substantially all of the assets of Zyfer for $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provided for future incentive payments of up to $1.0 million in each of the twelve month periods ended April 30, 2004 and 2005, based on the achievement of certain revenue goals related to the sale of Zyfer products or the licensing of its technologies.  Based on the terms of the sale agreement, Zyfer has 60 days to provide the Company with support for the incentive payments.  In October 2004 the Company received a payment of approximately $135,000 related to the twelve month period ended April 30, 2004.  The Company expects to receive information for the twelve month period ended April 30, 2005, by the end of July 2005.

In March 2003, the Company ceased the development and sale of products of Broadcast and reduced the headcount in Broadcast to only support the existing customer contracts for service and support through their expiration dates. The aggregate losses recognized to write down the assets of Broadcast to their fair value less cost to sell were approximately $3.4 million. In addition, the Company accrued $400,000 for employees severed in March 2003 and other direct costs to wind down the operation.

Asset write-downs and accrued costs are included in income (loss) from discontinued operations in the years ended March 31, 2004, and 2003.  The results of operations of Broadcast, Zyfer and MAXxess for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statements of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company’s debt.

The net sales and income (loss) from discontinued operations are as follows:

	Year Ended March 31,
	2005	2004	2003
	(In thousands)
Net sales and contract revenues:
MAXxess	$—	$1,747	$6,232
Zyfer	—	—	6,487
Broadcast	—	385	3,599
Total net sales and contract revenues	$—	$2,132	$16,318

Net income (loss) from discontinued operations:
MAXxess	$—	$199	$862
Zyfer	—	—	(1,718)
Broadcast	—	(122)	(2,468)
	—	77	(3,324)
Loss recognized upon discontinuance of operations	—	(1,226)	(4,909)
Gain on sale of assets of discontinued operations	—	2,364	341
Income (loss) from discontinued operations	$—	$1,215	$(7,892)

The Company had no assets or liabilities of discontinued operations at March 31, 2005.

12.          Disposal of Fixed Assets

After the merger of the Iteris Subsidiary into the Company on October 2004, the Company reviewed and determined certain corporate property and equipment would not provide value to its on-going operations.  These assets primarily consisted of furniture and fixtures and computer equipment.  Accordingly, the Company recorded a $422,000 loss on disposal of fixed assets in the year ended March 31, 2005.

13.          Business Segment and Geographic Information

The Company currently operates in three reportable segments: Roadway Sensors, Automotive Sensors and Systems.  The Roadway Sensors segment includes Vantage vehicle detection systems for traffic intersection control and certain highway traffic data collection applications.  The Automotive Sensors segment includes AutoVue and is comprised of all activities related to lane departure warning systems for vehicle safety.  The Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  All segment revenues are derived from external customers.

Selected financial information for the Company’s reportable segments as of and for the years ended March 31, 2005, 2004, and 2003 is as follows:

	Roadway Sensors	Automotive Sensors	Systems	Total
	(In thousands)
Year Ended March 31, 2005
Product revenue from external customers	$21,920	$4,326	$—	$26,246
Service and other revenue from external customers	—	2,816	17,335	20,151
Depreciation and amortization	117	116	415	648
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	3,544	(1,695)	2,313	4,162

Year Ended March 31, 2004
Product revenue from external customers	$19,273	$2,308	$—	$21,581
Service and other revenue from external customers	—	1,889	21,813	23,702
Depreciation and amortization	117	116	440	673
Allocated goodwill	200	—	9,607	9,807
Segment income	2,629	(2,343)	2,207	2,493

Year Ended March 31, 2003
Product revenue from external customers	$17,575	$1,417	$—	$18,992
Service and other revenue from external customers	—	120	22,283	22,403
Depreciation and amortization	133	120	452	705
Allocated goodwill	200	—	9,607	9,807
Segment income (loss)	3,873	(4,063)	2,302	2,112

The Roadway Sensors segment had two customers with combined revenue representing 38.0% of total segment revenue for the year ended March 31, 2005; four customers with combined revenue representing 59.5% of total segment revenue for the year ended March 31, 2004; and four customers with combined revenue representing 49.0% of total segment revenue for the year ended March 31, 2003.  The Automotive Sensors segment had two customers with combined revenue representing 85.2% of total segment revenue for the year ended March 31, 2005; two customers with combined revenue representing 85.3% of total segment revenue for the year ended March 31, 2004; and one customer with revenue representing 60.6% of total segment revenue for the year ended March 31, 2003.  The Systems segment had one customer with revenue representing 14.9% of total segment revenue for the year ended March 31, 2005, and one customer with revenue representing 20.0% of total segment revenue for the year ended March 31, 2004.

In connection with the October 2004 merger of the Iteris Subsidiary into the Company (Note 3), goodwill of $8.0 million, $4.7 million and $5.3 million was allocated to the Roadway Sensors, Automotive Sensors and Systems segments, respectively.  This allocation was determined based on the respective fair value of each segment as calculated using the income approach.

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes and minority interest and segment assets to consolidated assets:

	March 31,
	2005	2004	2003
	(Restated)
	(In thousands)
Segment income
Total income for reportable segments	$4,162	$2,493	$2,112
Unallocated amounts:
Corporate and other expenses	(1,911)	(444)	(2,789)
Deferred compensation	484	(868)	—
Stock-based compensation	(11,777)	—	—
Disposal of fixed assets	(422)	—	—
Acquired in-process research and development	(140)	—	—
Amortization of intangible assets	(114)	—	—
Interest expense, net	(1,178)	(123)	(761)
Income (loss) from continuing operations before income taxes and minority interest	$(10,896)	$1,058	$(1,438)

Assets
Total assets for reportable segments	$44,833	$28,856	$26,005
Assets held at Corporate	1,823	1,209	8,837
Total assets	$46,656	$30,065	$34,842

The Company’s revenues from continuing operations are generated and the Company’s assets are held substantially in the United States.

14.          Quarterly Financial Data (Unaudited)

All quarters presented in the following schedule have been restated for the discontinuance of MAXxess, Zyfer, and Broadcast:

	Net Sales	Gross Profit	Income (Loss) from Continuing Operations	Net Income (loss)	Income (Loss) per Share from Continuing Operations
	(In thousands, except per share amounts)
June 30, 2004	$11,441	4,949	$966	$966	0.04
September 30, 2004	11,760	4,695	(4)	(4)	0.00
December 31, 2004	11,714	5,044	(12,233)	(12,233)	(0.44)
March 31, 2005	11,482	4,666	(57)	(57)	(0.00)
	$46,397	$19,354	$(11,328)	$(11,328)	$(0.45)*

June 30, 2003	$11,530	$4,547	$(1,259)	$(1,954)	$(0.08)
September 30, 2003	11,250	4,441	207	2,584	0.01
December 31, 2003	11,128	4,402	(740)	(740)	(0.04)
March 31, 2004 (restated see Note 1)	11,375	4,423	(63)	(530)	0.00
	$45,283	$17,813	$(1,855)	$(640)	$(0.09)*

*    Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Schedule II

Valuation and Qualifying Accounts (In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Accounts	Balance at End of Period

Year Ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$204	$37	$(2)	$239
Reserve for inventory obsolescence	399	367	(252)	514
Year Ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$156	$87	$(39)	$204
Reserve for inventory obsolescence	248	251	(100)	399
Year Ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$115	$78	$(37)	$156
Reserve for inventory obsolescence	378	—	(130)	248

S-1