Form 10-Q
period 2005-06-30
ITERIS, INC.
filed 2005-08-12
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐   No  ☒

As of August 9, 2005, the registrant had 28,409,888 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

For the three months ended June 30, 2005

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2005 AND MARCH 31, 2005

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash	$—	$46
Trade accounts receivable, net of allowance for doubtful accounts of $244 and $239 at June 30, 2005, and March 31, 2005, respectively	9,697	8,866
Costs and estimated earnings in excess of billings on uncompleted contracts	2,382	2,086
Inventories	3,848	4,344
Deferred income taxes	101	101
Prepaid expenses and other current assets	605	384
Total current assets	16,633	15,827
Property and equipment, net	1,153	1,103
Deferred income taxes	559	559
Intangible assets, net of accumulated amortization of $151 and $114 at June 30, 2005, and March 31, 2005, respectively	661	698
Goodwill	27,774	27,774
Other assets	607	695
Total assets	$47,387	$46,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,715	$3,936
Accrued payroll and related expenses	3,107	3,007
Accrued liabilities	1,091	790
Billings in excess of costs and estimated earnings on uncompleted contracts	821	944
Revolving line of credit	2,298	945
Current portion of long-term debt	3,702	4,008
Total current liabilities	14,734	13,630
Non-current payroll related liability	250	330
Deferred compensation plan liability	834	772
Deferred gain on sale of building	662	733
Long-term debt and capital lease obligation	1,292	1,319
Convertible debentures, net	9,048	8,996
Total liabilities	26,820	25,780
Commitments and contingencies
Redeemable common stock, 1,219 shares issued and outstanding at June 30, 2005, and March 31, 2005	3,414	3,414
Stockholders’ equity:
Preferred stock, 2,000 shares authorized, none issued and outstanding at June 30, 2005, and March 31, 2005	—	—
Common stock, $0.10 par value, 50,000 shares authorized, 27,190 and 27,090 shares issued and outstanding at June 30, 2005, and March 31, 2005, respectively	2,719	2,709
Additional paid-in capital	126,579	126,534
Deferred stock-based compensation	(563)	(925)
Common stock held in trust, 311 shares at June 30, 2005, and March 31, 2005	(374)	(374)
Treasury stock	(1)	(1)
Notes receivable from employees	(45)	(45)
Accumulated deficit	(111,162)	(110,436)
Total stockholders’ equity	17,153	17,462
Total liabilities and stockholders’ equity	$47,387	$46,656

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2005	2004
Net sales and contract revenues:
Net sales	$7,525	$6,903
Contract revenues	4,554	4,538
Total net sales and contract revenues	12,079	11,441
Costs and expenses:
Cost of net sales	3,746	3,546
Cost of contract revenues	2,899	2,946
Gross profit	5,434	4,949
Operating expenses:
Selling, general and administrative	3,689	3,600
Research and development	1,699	793
Stock-based compensation	265	—
Deferred compensation plan expense	62	—
Amortization of intangible assets	37	—
Total operating expenses	5,752	4,393
Operating income (loss)	(318)	556
Non-operating income (expense):
Other income (expense), net	(48)	923
Interest expense, net	(352)	(70)
Income (loss) before income taxes and minority interest	(718)	1,409
Income tax expense	(8)	(75)
Minority interest in earnings of subsidiary	—	(368)
Net income (loss)	$(726)	$966

Earnings (loss) per common share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

Weighted average shares outstanding:
Basic	28,062	23,464
Diluted	28,062	24,865

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(726)	$966
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	162	209
Minority interest in earnings of subsidiary	—	368
Amortization of deferred gain on sale–leaseback transaction	(71)	(141)
Amortization of intangible assets	37	—
Amortization of debt discounts	52	—
Amortization of deferred financing costs	35	—
Stock-based compensation	265	—
Changes in operating assets and liabilities:
Accounts receivable	(831)	92
Net costs and estimated earnings in excess of billings	(419)	195
Inventories	496	(44)
Prepaid expenses and other assets	(168)	(241)
Accounts payable and accrued expenses	190	(1,285)
Deferred revenue	—	(181)
Net cash used in operating activities	(978)	(62)

Cash flows from investing activities
Purchases of property and equipment	(212)	(173)

Cash flows from financing activities
Proceeds from borrowings on line of credit, net	1,353	1,064
Proceeds from long-term debt	—	5,000
Payments on long-term debt and capital lease obligations	(333)	(115)
Costs from issuance of common stock	—	(15)
Proceeds from issuance of convertible debentures	—	9,483
Purchase of Iteris subsidiary Series A preferred stock	—	(17,543)
Proceeds from stock option and warrant exercises	124	470
Net cash provided by (used in) financing activities	1,144	(1,656)
Decrease in cash	(46)	(1,891)
Cash at beginning of period	46	2,612
Cash at end of period	$—	$721

Supplemental cash flow information:
Cash paid during the period:
Interest	$254	$70
Income taxes	44	443
Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants issued in settlement of liabilities	$28	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc., formerly known as Iteris Holdings, Inc., is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems, transportation management and traveler information systems and other engineering consulting services to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.  On October 22, 2004, the Company completed a merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed its corporate name from Iteris Holdings, Inc. to Iteris, Inc. The Company was originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed its name to Iteris Holdings, Inc. to reflect its focus on the ITS industry and its capital structure at that time.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2005, and the consolidated results of operations and cash flows for the three month periods ended June 30, 2005, and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three month period ended June 30, 2005, are not necessarily indicative of those to be expected for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which was filed with the SEC on July 14, 2005.

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

Contract revenues are derived primarily from long-term contracts with governmental agencies.  Contract revenues include costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to date to total estimated costs.  Any anticipated losses on contracts are charged to earnings when identified.  Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when their realization is reasonably assured.

In addition to product and contract revenue, the Company derives revenue from technology access fees, the provision of specific non-recurring contract engineering services and royalties.  Technology access fee revenues are recognized evenly over the period in which they are earned.  Non-recurring contract engineering revenues are recognized in the period in which the related services are performed.  Prior to the Company’s fiscal year ended March 31, 2005, technology access fees and non-recurring contract engineering revenues were recognized on the percentage of completion method of accounting, based on the relationship of hours incurred to total estimated hours.  Royalty revenues are recorded in the period in which the royalty is earned, based on unit sales of the Company’s products.  Technology access fee revenues, contract engineering revenues and royalty revenues are included in net sales in the accompanying condensed consolidated statements of operations.

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

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS 142”), goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of assets is impaired, based on comparison to undiscounted expected future cash flows.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows using a discount rate based upon the Company’s weighted average cost of capital adjusted for risks associate with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees (“APB 25”) and related interpretations, and complies with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).  Under APB 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

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

The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	Three months ended June 30,
	2005	2004

Dividend rate	0.0	0.0
Expected life – years	7.0	7.0
Risk-free interest rate	5.5	4.5
Volatility of common stock	0.5	0.4

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the vesting period of the options. The Company’s pro forma information follows:

	Three months ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Net income (loss) — as reported	$(726)	$966
Add: Stock-based compensation expense included in net income (loss) – as reported	265	—
Deduct: Stock-based compensation expense under fair value method	(371)	(86)
Net income (loss) — pro forma	$(832)	$880

Basic and diluted earnings (loss) per share — as reported	$(0.03)	$0.04
Basic and diluted earnings (loss) per share — pro forma	$(0.03)	$0.04

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will be effective for the Company beginning April 1, 2006.  The Company is currently assessing the impact of SFAS 123R.  As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

2.   Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30,	March 31,
	2005	2005
	(In thousands)
Materials and supplies	$2,743	$3,204
Work in process	506	558
Finished goods	599	582
	$3,848	$4,344

Goodwill and Identifiable Intangible Assets

	June 30, 2005		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$495	$(104)	$495	$(78)
Patents	317	(47)	317	(36)
Total	$812	$(151)	$812	$(114)

Amortization expense for intangible assets subject to amortization was $37,000 for the three months ended June 30, 2005. Future estimated amortization expense for the remainder of the current fiscal year, the next four fiscal years and thereafter is as follows (in thousands):

Year ending March 31:
(In thousands)
Remainder of 2006	$110
2007	147
2008	147
2009	147
2010	58
Thereafter	52
$661

At June 30, 2005, goodwill of $27.8 million was comprised of $18.0 million associated with the October 2004 merger of the Iteris Subsidiary (Note 3); $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three months ended June 30,
	2005	2004
	(In thousands)
Balance at beginning of period	$326	$204
Additions charged to cost of sales	75	45
Warranty claims	(59)	(59)

Balance at end of period	$342	$190

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(726)	$966

Denominator:
Weighted average common shares used in basic computation	28,062	23,464
Dilutive stock options	—	564
Dilutive warrants	—	837
Weighted average common shares used in dilutive computation	28,062	24,865

Basic and diluted earnings (loss) per share	$(0.03)	$0.04

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Stock options	3,886	—
Warrants	761	—
Convertible debentures	2,729	—

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

Pursuant to the Purchase and Exchange Agreement, the Company purchased 3,124,913 shares of the Series A preferred stock of the Iteris Subsidiary from DCV and Hockenheim for a purchase price of $5.61 per share.  The purchase price represented the stated redemption value of the Series A preferred stock.  The purchase of the shares was financed primarily with a $10.1 million convertible debenture financing completed in May 2004 with a group of accredited investors, in addition to a $5.0 million senior credit facility arranged through a bank and $2.4 million in cash (Note 4).

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

On October 22, 2004, the Iteris Subsidiary was merged into the Company. The remaining 8.1% minority interest in the Iteris Subsidiary (consisting of 1,228,981 shares of common stock of the Iteris Subsidiary) was converted to 2,457,962 shares of the Company’s common stock valued at $7.6 million at the merger date. Immediately following the merger, the Company converted all of its outstanding Class B common stock (921,917 shares) into 1,014,108 shares of its common stock (formerly designated as Class A common stock). The exchange ratio used in conversion was determined by the Company’s Board of Directors.  The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of the Company’s common stock on the OTC Bulletin Board averaged over a five-day period. In October 2004, the Company also amended its certificate of incorporation to (a) change the voting rights of its Class A common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename its Class A common stock to common stock. As a result, the Company currently has only one class of common stock outstanding, the common stock.

In connection with the merger, the Company assumed all outstanding options and warrants to purchase shares of common stock of the Iteris Subsidiary that were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan (the “Option Plan”). Each such option and warrant assumed by the Company shall continue to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (2) (the “Exchange Ratio”) rounded down to the nearest whole number of shares and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent).  As a result, options and warrants to purchase approximately 3.1 million shares and 327,000 shares, respectively, of common stock of the Iteris Subsidiary assumed in the merger became options and warrants to purchase approximately 6.1 million and 655,000 shares of common stock of the Company, respectively. The weighted-average exercise prices of the assumed options and warrants were $1.09 and $2.32, respectively.  Stock-based compensation expense of $11.3 million was recorded in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into the Company’s common stock based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the exercise price of the modified stock option. Additionally, the Company recorded approximately $1.4 million in deferred compensation related to the assumption of unvested stock options to purchase common stock of the Iteris Subsidiary. Deferred compensation is being amortized to stock-based compensation expense as the options vest.  The Company also recorded $1.1 million of goodwill and additional paid-in-capital in connection with the 655,000 vested warrants assumed in the merger and acquisition of the Iteris Subsidiary.  The $1.1 million value was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and modified exercise price of the assumed warrant awards.

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

On October 22, 2004, in connection with the Company’s merger with the Iteris Subsidiary, the Chief Executive Officer of the Iteris Subsidiary, Mr. Jack Johnson, was promoted to President and Chief Executive Officer of the Company, replacing Mr. Gregory Miner. This merger triggered certain obligations under the Company’s change-in-control agreement with Mr. Miner. Accordingly, the Company recorded approximately $807,000 in severance expense, which included $57,000 for related payroll taxes, as a charge to earnings for the year ended March 31, 2005.  The severance amount is being paid to Mr. Miner in bi-weekly installments over a 30 month period that began in October 2004. Mr. Miner is not required to render any services to the Company in connection with this agreement.

4.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

On May 28, 2004, the Iteris Subsidiary entered into a line of credit agreement with a bank, which expired on August 1, 2005, and provides for a maximum available credit line of $5.0 million. The bank has agreed to extend the term of this line of credit arrangement to September 30, 2005, while a new arrangement is negotiated, as discussed further below.  The Company believes it will have a new line of credit agreement in place prior to the expiration of the extension.  The Company assumed this line of credit in October 2004. Under the terms of this agreement, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined in the credit agreement. Interest on borrowed amounts is payable monthly at the current stated prime rate.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month.

There are no monthly collateral management fees and no pre-payment or early termination fees. On June 30, 2005, the available credit under this line of credit agreement was $5.0 million, of which $2.7 million was unused.

Long-Term Debt

Long-term debt consists of the following:

	June 30,	March 31,
	2005	2005
	(In thousands)

Convertible debentures, net	$9,048	$8,996
Bank term note	3,646	3,958
Promissory note to landlord	1,292	1,292
4% note payable	56	67
Capital lease obligation	—	10
	14,042	14,323
Less current portion	(3,702)	(4,008)
	$10,340	$10,315

Convertible Debentures, Net.  In order to finance the purchase of the Iteris Subsidiary Series A preferred stock (Note 3), the Company entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004, with a group of accredited investors, which included certain officers of the Company, pursuant to which the Company sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million.  In connection with the issuance of the convertible debentures, the Company issued warrants to purchase an aggregate of 639,847 shares of its common stock, the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and is being amortized to interest expense over the term of the convertible debentures.

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007, until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount; and from May 19, 2008, until the maturity date, the debentures may be redeemed at 110% of the principal amount.  As of June 30, 2005, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at June 30, 2005.

Bank Term Note.  Concurrent with the issuance of the convertible debentures, the Iteris Subsidiary entered into a $5.0 million term note payable with a bank. This note was assumed by the Company in October 2004.  The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 3). The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,000.  Interest accrues at the current stated prime rate plus 0.25% (6.50% at June 30, 2005).

Both the term note payable and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.  At June 30, 2005, and March 31, 2005, the Company failed to meet certain financial covenants under the credit agreement.  On August 3, 2005, the bank waived its right of default regarding the covenant violations for the quarter ended June 30, 2005, only; and on May 12, 2005, the bank waived its right of default regarding the covenant violations for the quarter ended March 31, 2005, only.  The Company is currently renegotiating the entire credit facility to modify the covenant requirements to allow the Company to meet its future covenants and also provide sufficient financing to fund future working capital requirements.  Because the bank has not waived its default rights for a period of at least twelve months and because the Company has not entered into a definitive agreement for a modified credit agreement, the entire balance of the bank term note is presented as a current liability in the accompanying condensed consolidated balance sheets.

Promissory Note to Landlord.  The Company has a $1.3 million unsecured promissory note payable to its landlord.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (8.25% at June 30, 2005).  Beginning on October 1, 2006, the Company is required to make four equal quarterly payments of principal and accrued interest.  All outstanding accrued interest and principal becomes payable in full on July 2, 2007.

4% Note Payable.  On October 9, 2003, the Company entered into a $126,000 unsecured note payable agreement to settle trade payables.  The note is secured by the equipment related to the payable. The note bears interest at 4.0%, is payable in monthly installments of $4,000 for 36 months and becomes payable in full on October 20, 2006.

Scheduled aggregate maturities of long-term debt principal as of June 30, 2005, were as follows:

Year ending March 31,
(In thousands)
Remainder of 2006	$972
2007	1,918
2008	1,896
2009	208
2010	9,850
$14,844

5.  Commitments and Contingencies

Litigation

On June 29, 2004, a supplier to Mariner Networks, Inc., the Company’s former subsidiary, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders.  The plaintiff in this lawsuit seeks monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  Discovery has commenced with respect to this matter, and no trial date has been set.  Settlement discussions are currently pending at this time, but there can be no assurance that this lawsuit will be settled in a timely manner or for a reasonable amount.  The Company believes that the ultimate resolution of this claim will not have a material impact on the Company’s financial position, results of operations or cash flows, and, accordingly, has not recorded any amounts in the accompanying condensed consolidated financial statements in connection with this matter.

In June 2004, the Company received $949,000 as part of a settlement between Rockwell International and the Michigan Department of Transportation, pursuant to which the Company was a third party beneficiary.  This amount is reflected in other income in the condensed consolidated statement of operations for the three months ended June 30, 2004.

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at June 30, 2005, including the lease for the Company’s Anaheim facilities were as follows (in thousands):

Fiscal year ending March 31,
Remainder of 2006	$885
2007	1,045
2008	603
2009	3
Thereafter	—
Total	$2,536

6.  Business Segment Information

The Company currently operates in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems.  The Roadway Sensors segment includes Vantage vehicle detection systems for traffic intersection control and certain highway traffic data collection applications.  The Automotive Sensors segment includes AutoVue and is comprised of all activities related to lane departure warning systems for vehicle safety.  The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  All segment revenues are derived from external customers.

The following table sets forth selected financial information for the Company’s reportable segments for the three month periods ended June 30, 2005, and 2004:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Three months ended June 30, 2005
Product revenue from external customers	$5,347	$1,699	$—	$7,046
Service and other revenue from external customers	—	479	4,554	5,033
Depreciation and amortization	30	34	83	147
Segment income (loss)	785	(700)	496	581

Three months ended June 30, 2004
Product revenue from external customers	$5,218	$783	$—	$6,001
Service and other revenue from external customers	—	902	4,538	5,440
Depreciation and amortization	26	26	91	143
Segment income (loss)	800	(254)	255	801

The following table reconciles segment income (loss) to consolidated income (loss) before income taxes and minority interest:

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Total income for reportable segments	$581	$801
Unallocated amounts:
Corporate and other income (expense), net	(947)	678
Interest expense, net	(352)	(70)
Income (loss) before income taxes and minority interest	$(718)	$1,409

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Vantage product is a video vehicle sensing system that detects the presence of vehicles on roadways.  Vantage systems are used at signalized intersections to enable a more efficient allocation of green signal time and are also used for incident detection and highway traffic data collection applications. We sell and distribute our Vantage products primarily to commercial customers and municipal agencies.

Our AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 13,000 production AutoVue units have been sold for truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks.  In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), which granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue unit sold.  We provided specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our LDW technology on the Infiniti FX45 platform in October 2004. Additionally, our LDW system is offered on the 2006 Infiniti M35 and M45 luxury sedans as part of Infiniti’s Technology Package.  Valeo is currently in negotiations to provide our LDW system to other passenger car original equipment manufacturers (“OEMs”); however, we cannot assure you that such negotiations will be successful.  We plan to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transposition engineering and consulting services focused on the planning, design, development, and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control, and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions.  Our services include planning and other engineering for the implementation of transportation infrastructure and related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.  These services and systems are sold to local, state, and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues.

We currently operate in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.  The Automotive Sensors segment includes our AutoVue LDW systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry.

Merger with Iteris Subsidiary

During our fiscal year ended March 31, 2005, we completed the merger of our Iteris Subsidiary into us.  This merger included the following transactions:

• In May 2004, we repurchased all of the outstanding shares of Series A preferred stock of the Iteris Subsidiary for an aggregate purchase price of approximately $17.5 million in cash, and we purchased 548,000 shares of the Iteris Subsidiary common stock from DaimlerChrysler Ventures GmbH (“DCV”) in consideration for the issuance of 1.2 million shares of our common stock.  We financed the purchase price for the Iteris Subsidiary Series A preferred stock through the issuance of convertible debentures in the original principal amount of $10.1 million, a $5.0 million term note payable to our bank and $2.4 million in cash.

• In June 2004, we issued 2.6 million shares of our common stock valued at $8.6 million at the date of issuance in exchange for an aggregate of 1.3 million shares of common stock of the Iteris Subsidiary, which had the effect of reducing the residual minority interest in our Iteris Subsidiary to 8.1%.

• In October 2004, we merged the Iteris Subsidiary into us and the remaining minority interest in the Iteris Subsidiary (consisting of 1.2 million shares of common stock of the Iteris Subsidiary) was converted to 2.5 million shares of our common stock valued at $7.6 million at the merger date.  Immediately following the merger, we converted all of our outstanding Class B common stock (922,000 shares) into 1.0 million shares of our common stock (formerly designated as Class A common stock).  In connection with this merger, we also assumed all of the outstanding options and warrants to purchase common stock of the Iteris Subsidiary, which aggregated 6.1 million and 655,000 shares, respectively, of our common stock.

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

In addition to product and contract revenues, we derive revenue from technology access fees, the provision of specific non-recurring contract engineering services related to our AutoVue LDW system, and royalties related to unit sales of our AutoVue LDW systems by our strategic partner Valeo to the passenger car market. Technology access fee revenues are recognized evenly over the period in which they are earned.  Non-recurring contract engineering revenues are recognized in the period in which the related services are performed.  Prior to our fiscal year ended March 31, 2005, technology access fees and non-recurring contract engineering revenues were recognized on the percentage of completion method of accounting, based on the relationship of hours incurred to total estimated hours.  Royalty revenues are recorded based on unit sales of our products by Valeo and are recognized in the period in which such sales occur.  Technology access fee revenues, contract engineering revenues and royalty revenues are included in net sales in the accompanying condensed consolidated statements of operations.

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

	Three Months Ended June 30,
	2005	2004
Net sales and contract revenues:
Net sales	62.3%	60.3%
Contract revenues	37.7	39.7
Total net sales and contract revenues	100.0	100.0

Costs and expenses:
Cost of net sales	31.0	31.0
Cost of contract revenues	24.0	25.7
Gross profit	45.0	43.3
Operating expenses:
Selling, general and administrative	30.5	31.5
Research and development	14.1	6.9
Stock-based compensation	2.2	0.0
Deferred compensation plan	0.5	0.0
Amortization of intangible assets	0.3	0.0
Total operating expenses	47.6	38.4
Operating income (loss)	(2.6)	4.9

Non-operating income (expense):
Other income (expense), net	(0.4)	8.0
Interest expense, net	(2.9)	(0.6)
Income (loss) before income taxes and minority interest	(5.9)	12.3
Income tax expense	0.0	(0.7)
Minority interest in earnings of subsidiary	0.0	(3.2)
Net income (loss)	(6.0)%	(8.4)%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales consist principally of sales of our Vantage video detection systems and AutoVue LDW systems, as well as technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenue consists principally of revenue derived from systems integration and ITS consulting services with state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 12.8% of total net sales and contract revenues in the three months ended June 30, 2005. Total net sales and contract revenues increased 5.6% to $12.1 million for the three months ended June 30, 2005 compared to $11.4 million in the corresponding period in the prior fiscal year. This increase was a result of increased net sales of our Vantage and AutoVue products, as discussed below.

Net sales increased 9.0% to $7.5 million for the three months ended June 30, 2005 compared to $6.9 million in the corresponding period in the prior fiscal year. The increase in net sales primarily reflected an increase in the unit sales of our Vantage vehicle detection systems and increased unit sales of our AutoVue LDW systems.  Net sales from AutoVue products increased 117.0% in the three month period ended June 30, 2005 compared to the corresponding period in the prior year. The increase in sales of AutoVue products was principally related to increased unit sales of LDW systems in the European and North American commercial heavy truck markets, and to a lesser extent, royalties derived from unit sales of our LDW systems by Valeo to Nissan. AutoVue sales in the remainder of our fiscal year ending March 31, 2006, may be adversely impacted due to potential supply issues as a new production unit for the heavy truck market is being redesigned and qualified. Vantage sales increased by 2.5% in the three month period ended June 30, 2005 compared to the corresponding period in the prior year. Vantage sales growth remains steady and continues to increase primarily due to increased market adoption of video-based detection technologies for traffic intersection management and our ability to obtain additional contracts with state departments of transportation. The majority of Vantage sales are generated in North America.

Contract revenues were $4.6 million in the three months ended June 30, 2005 compared to $4.5 million in the corresponding period in the prior fiscal year. Contract revenues reflect a broad range of fixed price and cost plus fixed fee contracts for engineering study and design, systems integration and system implementation.  Contract revenues are dependent upon the continued availability of funding on both the state and federal levels from the various departments of transportation.  All of our contract revenue is currently derived from work performed in North America.

Gross Profit.  Total gross profit increased 9.8% to $5.4 million for the three months ended June 30, 2005 compared to $4.9 million in the corresponding period of the prior fiscal year. Total gross profit as a percent of net sales and contract revenues increased to 45.0% for the three months ended June 30, 2005 compared to 43.3% in corresponding period in the prior fiscal year.

Gross profit as a percentage of net sales was 50.2% for the three months ended June 30, 2005 compared to 48.6% in the corresponding period of the prior fiscal year.  The increase in gross profit percentage was primarily a result of increased margins on Vantage video detection product as a result of a more favorable product mix and a shift of engineering resources from sustaining engineering activities, which negatively impact gross margins, to research and development activities. Additionally gross margins benefited from the recognition of royalty revenue from Valeo, which provides a 100% gross margin.

Gross profit as a percent of contract revenues increased to 36.3% for the three months ended June 30, 2005 compared to 35.1% in the corresponding period of the prior fiscal year.  We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given year.  The increase in the three months ended June 30, 2005 reflects a mix of higher margin contracts in the period as compared the corresponding period of the prior fiscal year.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 2.5% to $3.7 million (or 30.5% of total net sales and contract revenues) in the three months ended June 30, 2005 compared to $3.6 million (or 31.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year. The increase in the three months ended June 30, 2005 was principally related to $222,000 of increased auditing and accounting fees incurred in the current quarter as a direct result of the restatement of our audited consolidated financial statements for the year ended March 31, 2004.

Research and Development Expense.  Research and development expense increased 114.2% to $1.7 million (or 14.1% of total net sales and contract revenues) in the three months ended June 30, 2005 compared to $793,000 (or 6.9% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.

The increase in research and development expense in the period compared to the prior year reflects increased spending to support the development of AutoVue products, and to support the development of Vantage products.  AutoVue product development primarily related to the development of the next generation LDW unit for the heavy truck market, particularly for the re-engineering and qualification for a new imager. The increases were primarily in the areas of personnel costs and related benefits and overhead, prototype material costs, and consulting fees. Vantage product development primarily reflects activities for product line extensions to support new communications platforms and to accommodate new camera designs.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Stock-Based Compensation Expense. On October 22, 2004, we recorded $1.4 million in non-cash deferred compensation expense related to the unvested Iteris Subsidiary stock options assumed as part of our merger with the Iteris Subsidiary. This charge will be amortized to stock-based compensation expense as the options vest over the next two years. During the three months ended June 30, 2005, we recorded a non-cash charge of $265,000 for stock-based compensation expense based on the vesting of the assumed options. Because the merger occurred October 2004 no such expense was recoded in the corresponding period of the prior fiscal year.

Deferred Compensation Expense. The $62,000 non-cash charge for the change in value of common stock held in trust by our deferred compensation savings plan for the three months ended June 30, 2005 related to the appreciation in value of our common stock held in this plan for the period ending June 30, 2005. No appreciation in value was recoded in the corresponding period of the prior fiscal year. We intend to amend this plan in the near future to prohibit diversification of any shares of our common stock held in the plan, which we believe will prevent any future deferred compensation charges or other impact on our financial statements as a result of changes in the value of our common stock held in this plan.

Other Income (Expense), Net.  Other income, net reflects the following:

	Three months ended June 30,
	2005	2004
	(in thousands)
Gain on settlement of lawsuit	$—	$949
Other	(48)	(26)
Other income (expense), net	$(48)	$923

Other income, net in the three months ended June 30, 2005 primarily reflects a $949,000 gain recognized on the settlement of litigation.  We were a beneficiary of, but not a party to, litigation between Rockwell International and the Michigan Department of Transportation.

Interest Expense, Net.  Interest expense, net reflects the net of interest expense and interest income as follows:

	Three months ended June 30,
	2005	2004
	(in thousands)
Interest expense	$(265)	$(70)
Amortization of debt discount	(52)	—
Amortization of deferred finance costs	(35)	—
Interest expense	$(352)	$(70)

Interest expense increased 402.9% for the three months ended June 30, 2005 compared to the corresponding period in the prior fiscal year. The increase in the current period was primarily due to additional interest expense incurred related to the $5.0 million term debt entered into by the Iteris Subsidiary on May 28, 2004 (which was assumed by us in October 2004), interest expense related to the $10.1 million convertible debentures issued by us on May 19, 2004, the amortization of debt discounts associated with the issuance of the convertible debentures and related warrants, and increased borrowings on our line of credit.

Income Taxes.  During the three months ended June 30, 2005 we recognized income tax expense of $8,000, and at March 31, 2005, we had a net deferred tax asset of $660,000 recorded on our balance sheet.  During the three months ended June 30, 2004, we recognized an income tax expense of $75,000. The decrease in income tax expense from the corresponding period in the prior year is primarily due to changes in stock ownership of the Iteris Subsidiary, which occurred on May 28, 2004.

Minority Interest in Earnings of Subsidiary.  Minority interest in earnings of subsidiary represents the minority stockholders’ share of the Iteris Subsidiary’s net income or loss combined with the accretion of the redemption preference of the Iteris Subsidiary’s Series A preferred stock.  The decrease in minority interest from $368,000 in the three months ended June 30, 2004 to $0 in the current period was the result of the merger of the Iteris Subsidiary into us on October 22, 2004.  As a result of the merger, we will not incur any further charges for minority interest.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations, which we believe to be sufficient.  However, should a shortfall occur, we believe we could obtain additional funds through additional borrowings or the sale of equity securities.  At June 30, 2005, we had $1.9 million in working capital, which included borrowings of $2.3 million on our revolving line of credit and no cash.  This compares to working capital of $2.2 million, $46,000 in cash and an outstanding revolving line of credit balance of $945,000 at March 31, 2005.  We used $978,000 of cash in operations during the three month period ended June 30, 2005, primarily as a result of a higher level of open accounts receivable driven by sales growth, partially offset by a decrease in inventory to a level more in line with target inventory levels.  During the three months ended June 30, 2004, we used $62,000 of cash.  This was primarily due to $1.5 million in cash outflows associated with accounts payable, accrued liabilities and prepayments, offset by net income, which included the receipt of $949,000 related to a legal settlement between Rockwell International and the Michigan Department of Transportation to which we were a third party beneficiary, $368,000 of income attributable to minority stockholders and $209,000 in depreciation and amortization.

Our investing activities for the three month periods ended June 30, 2005, and 2004, consisted entirely of purchases of property and equipment, which aggregated $212,000 and $173,000, respectively.

Cash provided by financing activities was $1.1 million in the three month period ended June 30, 2005, which was the result of net borrowings of $1.0 million and cash inflows of $124,000 from the exercise of outstanding stock options and warrants to purchase our common stock.  During the three month period ended June 30, 2004, financing activities used $1.7 million of cash, which was comprised of net cash outflows of approximately $2.1 million related to the merger activities described more fully above under the caption “Merger with Iteris Subsidiary” and in Note 3 to the accompanying condensed consolidated financial statements, partially offset by $470,000 in proceeds from the exercise of stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt as of June 30, 2005 (in thousands):

Convertible debentures	$9,048
Bank term note	3,646
Promissory note to landlord	1,292
4% note payable	56
Revolving line of credit	2,298
$16,340

Our revolving line of credit agreement, which expired on August 1, 2005, and which was extended to September 30, 2005, provides for borrowings of up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable and inventories as defined in the credit agreement.  At June 30, 2005, we had $5.0 million available under the revolving line of credit, of which $2.7 million was unused.

As discussed in Note 4 to the accompanying condensed consolidated financial statements, at June 30, 2005, we failed to meet certain financial covenants under the credit agreement with our primary bank.  This credit agreement governs the bank term note as well as our revolving line of credit facility.  On August 3, 2005, the bank waived its right of default regarding the June 30, 2005, covenant violations.  Additionally, the bank has verbally agreed to extend the terms of the credit agreement to September 30, 2005, while we re-negotiate the terms of this agreement.  We believe that these negotiations will be successful and that the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis.

Contractual Obligations

Our contractual obligations are as follows at June 30, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Lines of credit	$2,298	$—	$—	$—	$—	$—	$2,298
Notes payable	972	1,918	1,896	208	—	—	4,994
Convertible debentures	—	—	—	—	9,850	—	9,850
Operating leases	885	1,045	603	3	—	—	2,536
Total	$4,155	$2,963	$2,499	$211	$9,850	$—	$19,678

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will be effective for us beginning April 1, 2006.  We are currently assessing the impact of SFAS 123R.  As of the date of this filing, we have not yet concluded as to whether we will apply the modified prospective or retrospective transition method of application.

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

As further described in Note 4 to the condensed consolidated financial statements, we failed to meet certain debt covenants under our current credit agreement with our bank.  At June 30, 2005, we had $3.6 million in term debt and $2.3 million in revolving credit outstanding in connection with this credit agreement.  Although we are currently in negotiations to restructure this credit facility, we cannot assure you that we will be able to complete this restructuring or obtain a replacement facility under acceptable terms, on a timely basis or at all.

We may seek to raise additional capital in debt or equity financings in the near future to fund our operations or to repay indebtedness.  Such additional capital may be raised through bank borrowings, or other debt or equity financings.  We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

Our capital requirements will depend on many factors, including, but not limited to:

•                  our ability to successfully renegotiate a new credit arrangement with our bank;

•                  our ability to control costs;

•                  market acceptance of our products and the overall level of sales of our products;

•                  our ability to generate net income;

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

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected. Along with our independent registered public accounting firm we will be evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year beginning in our current fiscal year ending March 31, 2006, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2006.  Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

As of March 31, 2005, we became aware of a material weakness in our internal controls related to the accounting for the consolidation of our deferred compensation savings plan and certain contract administration.  We cannot assure you that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal controls.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our evaluation, our management has concluded that, as of March 31, 2004, our internal control over financial reporting was not effective due to the existence of one material weakness. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We May Experience Supply Issues For Our AutoVue LDW Systems Which Could Materially And Adversely Impact Our Sales And Ultimate Acceptance Of AutoVue.  We are experiencing shortages on certain components used in the manufacture of AutoVue LDW units sold to the heavy truck market and must design and qualify a next generation system before our existing supplies are exhausted.  Based on current sales and unit forecasts, we believe we currently have a two month supply of these components on hand.  We are searching world-wide supply sources to acquire additional components, but we cannot assure you that we will be able to obtain sufficient quantities of these components or that such components will be available on a timely basis.  Additionally, we are in the process of obtaining final qualification for a next generation system to replace the current LDW system, which we plan to phase into production.  Should we not be able to procure additional components before our current inventory is depleted or before we engineer and qualify a next generation system, we could experience a shortfall in revenues for a brief period of time until such components can be located or the qualification of a new system is complete.  Furthermore, we cannot assure you that we will be able to keep production gaps to a minimum during the phasing in of a qualified next generation system.

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results.  A significant portion of our sales were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 37.4%, 48.2% and 53.8% of our total net sales and contract revenues for the years ended March 31, 2005, 2004, and 2003, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners.  In particular, we have granted Valeo the exclusive right to sell and manufacture our AutoVue LDW system to the worldwide passenger market in exchange for royalty payments for each AutoVue unit sold.  As such, the future success and broad market acceptance of our AutoVue technologies will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies.  The success of our AutoVue system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies.

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

•                  delays in the allocation of funds to state and local agencies from the U.S. government transportation bill;

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

All of our international sales are denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval.  As of June 30, 2005, our officers and directors owned approximately 16% of the outstanding shares of our common stock (and approximately 25% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2005). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit. Our line of credit bears interest based on the prevailing prime rate (6.25% at June 30, 2005). A 10% increase in the interest rate on our line of credit (from 6.25% to 6.88%) would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our disclosure controls and procedures were ineffective in timely alerting them to the material information involving transactions occurring in the normal course of business relating to us required to be included in the reports we file or submit under the Securities Exchange Act of 1934.  We concluded that we have a material weakness related to the administration and proper accounting for certain types of contracts and agreements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness described above resulted in improper accounting treatment for the Iteris Subsidiary’s Deferred Compensation Savings Plan. The material weakness resulted in the restatement of our audited consolidated financial statements for the year ended March 31, 2004, with respect to deferred compensation expense and compensation saving plan liabilities.

Management has responded to the above identified material weakness by performing additional accounting, financial analysis and managerial review of procedures in order to ensure that the financial information contained in our Quarterly Report on Form 10-Q is reliable.  Additionally, management is evaluating the controls surrounding the identified material weakness to determine what modifications are necessary to strengthen our internal controls.  Except as set forth above, during the most recent completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2005, we issued to Gary Smith, our former Controller, a warrant to purchase up to 15,000 shares of our common stock at an exercise price of $1.42 per share pursuant to a severance arrangement.  The warrant is immediately exercisable and expires in August 2013.  The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section (4)2 and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.  The recipient of securities in the above transaction was an accredited investor as defined in the Securities Act and represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  There were no underwriters engaged in connection with the foregoing transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)           Exhibits

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Forms S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of Registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the Registrant and U.S. Stock Transfer Corporation, including the exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2005	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)