Form 10-Q
period 2005-09-30
ITERIS, INC.
filed 2005-11-14
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of November 8, 2005, the registrant had 28,546,170 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended September 30, 2005

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2005 AND MARCH 31, 2005

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash	$—	$46
Trade accounts receivable, net of allowance for doubtful accounts of $423 and $239 at September 30, 2005 and March 31, 2005, respectively	8,883	8,866
Costs and estimated earnings in excess of billings on uncompleted contracts	2,568	2,086
Inventories, net of reserve for inventory obsolescence of $613 and $514 at September 30, 2005 and March 31, 2005, respectively	3,003	4,344
Deferred income taxes	221	101
Prepaid expenses and other current assets	627	384
Total current assets	15,302	15,827
Property and equipment, net	1,154	1,103
Deferred income taxes	628	559
Intangible assets, net of accumulated amortization of $187 and $114 at September 30, 2005 and March 31, 2005, respectively	625	698
Goodwill	27,774	27,774
Other assets	560	695
Total assets	$46,043	$46,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,101	$3,936
Accrued payroll and related expenses	3,022	3,007
Accrued liabilities	1,098	790
Billings in excess of costs and estimated earnings on uncompleted contracts	991	944
Revolving line of credit	1,711	945
Current portion of long-term debt	3,378	4,008
Total current liabilities	13,301	13,630
Non-current payroll related liability	173	330
Deferred compensation plan liability	850	772
Deferred gain on sale of building	591	733
Long-term debt and capital lease obligation	1,292	1,319
Convertible debentures, net	9,100	8,996
Total liabilities	25,307	25,780
Commitments and contingencies
Redeemable common stock, 1,219 shares issued and outstanding at September 30, 2005 and March 31, 2005	3,414	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at September 30, 2005 and March 31, 2005	—	—
Common stock, $0.10 par value, 50,000 shares authorized, 27,266 and 27,090 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	2,727	2,709
Additional paid-in capital	126,632	126,534
Deferred stock-based compensation	(300)	(925)
Common stock held in trust, 311 shares at September 30, 2005 and March 31, 2005	(374)	(374)
Treasury stock	(1)	(1)
Notes receivable from employees	(45)	(45)
Accumulated deficit	(111,317)	(110,436)
Total stockholders’ equity	17,322	17,462
Total liabilities and stockholders’ equity	$46,043	$46,656

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales and contract revenues:
Net sales	$7,975	$7,651	$15,500	$14,554
Contract revenues	4,740	4,109	9,294	8,647
Total net sales and contract revenues	12,715	11,760	24,794	23,201

Costs and expenses:
Cost of sales	4,227	4,332	7,973	7,878
Cost of contract revenues	2,970	2,733	5,869	5,679
Gross profit	5,518	4,695	10,952	9,644
Operating expenses:
Selling, general and administrative	3,950	3,201	7,639	6,801
Research and development	1,324	871	3,023	1,664
Stock-based compensation	258	—	523	—
Acquired in-process research and development	—	115	—	115
Deferred compensation plan	16	—	78	—
Amortization of intangible assets	36	34	73	34
Total operating expenses	5,584	4,221	11,336	8,614
Operating income (loss)	(66)	474	(384)	1,030
Non-operating income (expense):
Other income, net	86	57	38	980
Interest expense, net	(358)	(470)	(710)	(540)
Income (loss) before income taxes and minority interest	(338)	61	(1,056)	1,470
Income tax (expense) benefit	183	—	175	(75)
Minority interest in earnings of subsidiary	—	(65)	—	(433)
Net income (loss)	$(155)	$(4)	$(881)	$962

Earnings (loss) per common share:
Basic	$(0.01)	$0.00	$(0.03)	$0.04
Diluted	$(0.01)	$0.00	$(0.03)	$0.04
Weighted average common shares outstanding:
Basic	28,106	25,685	28,084	23,938
Diluted	28,106	25,685	28,084	25,328

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(881)	$962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	335	429
Write-off of in-process research and development	—	115
Minority interest in earnings of subsidiary	—	433
Amortization of deferred gain on sale–leaseback transaction	(142)	(432)
Amortization of intangible assets	73	34
Amortization of debt discount	104	78
Amortization of deferred financing costs	69	44
Stock-based compensation	523	—
Change in deferred tax assets	(189)	—
Changes in operating assets and liabilities:
Accounts receivable	(17)	(602)
Net costs and estimated earnings in excess of billings	(435)	237
Inventories	1,341	(204)
Prepaid expenses and other assets	(177)	(148)
Accounts payable and accrued expenses	(563)	(1,079)
Deferred revenue	—	(226)
Net cash provided by (used in) operating activities	41	(359)

Cash flows from investing activities
Purchases of property and equipment	(386)	(299)

Cash flows from financing activities
Proceeds from borrowings on line of credit, net	766	1,294
Proceeds from long-term debt	—	5,000
Payments on long-term debt and capital lease obligations	(657)	(490)
Costs from issuance of common stock	—	(99)
Proceeds from issuance of convertible debentures	—	9,479
Purchase of Iteris Subsidiary Series A preferred stock	—	(17,543)
Proceeds from stock option and warrant exercises	190	499
Net cash provided by (used in) financing activities	299	(1,860)
Decrease in cash	(46)	(2,518)
Cash at beginning of period	46	2,612
Cash at end of period	$—	$94

Supplemental cash flow information:
Cash paid during the period:
Interest	$528	$310
Income taxes	44	614
Supplemental schedule of non-cash investing and financing activities:
Acquisition of minority interest of the Iteris Subsidiary
Intangible assets	—	652
Goodwill	—	11,297
Issuance of warrants in connection with Debenture and Warrant Purchase Agreement	—	1,100
Fair value of warrants issued in settlement of liabilities	$28	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc., formerly known as Iteris Holdings, Inc. (“Iteris” or the “Company”), is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems, transportation management and traveler information systems and other engineering consulting services to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.  The Company was originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed its name to Iteris Holdings, Inc. to reflect its focus on the ITS industry and its capital structure at that time.  On October 22, 2004, the Company completed a merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed its corporate name from Iteris Holdings, Inc. to Iteris, Inc.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2005, the consolidated results of operations for the three and six month periods ended September 30, 2005, and 2004, and the consolidated cash flows for the six month periods ended September 30, 2005, and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six month periods ended September 30, 2005, are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which was filed with the SEC on July 14, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, overhead rates used in cost-plus contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets, the valuation of debt and equity instruments and the realization of goodwill.

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair values of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates.  The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates.  The fair value of redeemable common stock approximates carrying value since these shares are not freely tradable in any public markets.  If the redeemable shares become freely tradable, the fair value of such shares may differ from the carrying value based on the value of the shares as determined in the public equity markets.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated principally by the double declining balance method over the estimated useful life ranging from three to eight years.   Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS 142”), goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist, of which none have been identified.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of assets is impaired, based on a comparison to undiscounted expected future cash flows.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows using a discount rate based upon the Company’s weighted average cost of capital adjusted for risks associated with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Issued to Employees (“APB 25”) and related interpretations, and complies with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).  Under APB 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

In accordance with the requirements of the disclosure-only alternative of SFAS 123 and SFAS 148, set forth below are the assumptions used and the pro forma statement of operations data of the Company, which gives effect to valuing stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25.  Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company’s stock price in arriving at an option valuation.

The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	Three and Six Months Ended September 30,
	2005	2004

Dividend rate	0.0	0.0
Expected life – years	7.0	7.0
Risk-free interest rate	5.5	4.5
Volatility of common stock	0.5	0.4

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss) – as reported	$(155)	$(4)	$(881)	$962
Add: Stock-based compensation expense included in net income (loss) – as reported	258	—	523	—
Deduct: Stock-based compensation expense under fair value method	(364)	(86)	(735)	(172)
Net income (loss) – pro forma	$(261)	$(90)	$(1,093)	$790

Basic and diluted earnings (loss) per share – as reported	$(0.01)	$0.00	$(0.03)	$0.04
Basic and diluted earnings (loss) per share – pro forma	$(0.01)	$0.00	$(0.04)	$0.03

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will be effective for the Company beginning April 1, 2006.  The Company is currently assessing the impact of SFAS 123R.  As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application; therefore, the effect of adoption cannot be determined at this time.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  The Company is required to adopt the provisions of SFAS 154 in its fiscal year ending March 31, 2007.  Management is presently evaluating what effect the adoption of the provisions of SFAS 154 will have on the Company’s consolidated financial statements.

2.   Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	September 30,	March 31,
	2005	2005
	(In thousands)
Materials and supplies	$2,220	$3,204
Work in process	453	558
Finished goods	330	582
	$3,003	$4,344

Goodwill and Identifiable Intangible Assets

The following table sets forth the Company’s intangible assets that are subject to amortization:

	September 30, 2005		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$495	$(130)	$495	$(78)
Patents	317	(57)	317	(36)
Total	$812	$(187)	$812	$(114)

Amortization expense for intangible assets subject to amortization was $36,000 and $73,000 for the three and six month periods ended September 30, 2005, respectively, and $34,000 for both the three and six month periods ended September 30, 2004. Future estimated amortization expense for the remainder of the current fiscal year, the next four fiscal years and thereafter is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2006	$74
2007	147
2008	147
2009	147
2010	58
Thereafter	52
$625

At September 30, 2005, goodwill of $27.8 million was comprised of $18.0 million associated with the October 2004 merger of the Iteris Subsidiary (Note 3); $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$342	$190	$326	$204
Additions charged to cost of sales	190	385	265	429
Warranty claims	(91)	(175)	(150)	(233)

Balance at end of period	$441	$400	$441	$400

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(155)	$(4)	$(881)	$962

Denominator:
Weighted average common shares used in basic computation	28,106	25,685	28,084	23,938
Dilutive stock options	—	—	—	557
Dilutive warrants	—	—	—	833
Weighted average common shares used in dilutive computation	28,106	25,685	28,084	25,328

Basic and diluted earnings (loss) per share	$(0.01)	$0.00	$(0.03)	$0.04

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Stock options	4,299	556	4,093	—
Warrants	983	829	872	—
Convertible debentures	2,729	2,798	2,729	—

3.  Merger of the Company and the Iteris Subsidiary

On May 28, 2004, in order to simplify the Company’s capital structure and facilitate the merger of the Iteris Subsidiary into the Company, the Company completed the purchase of all of the outstanding shares of the Series A preferred stock of the Iteris Subsidiary (the “Series A preferred stock”), which were held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), at a purchase price of $5.61 per share or an aggregate purchase price of approximately $17.5 million in cash.  The purchase price represented the stated redemption value of the Series A preferred stock.  The purchase of the shares was financed primarily with a $10.1 million convertible debenture financing completed in May 2004 with a group of accredited investors, in addition to a $5.0 million senior credit facility arranged through a bank and $2.4 million in cash (Note 4).  In addition, the Company acquired all of the 547,893 shares of common stock of the Iteris Subsidiary held by DCV in exchange for the issuance of 1,219,445 shares (the “Exchange Shares”) of the Company’s Class A common stock (now known as the Company’s common stock), which was valued at $3.4 million at the date of issuance. The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of the Company’s common stock on the OTC Bulletin Board averaged over a five-day period. The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement dated March 31, 2004, by and among the Company, the Iteris Subsidiary, DCV and Hockenheim (the “Purchase and Exchange Agreement”).

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

In connection with the merger, the Company assumed all outstanding options and warrants to purchase shares of common stock of the Iteris Subsidiary that were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan (the “Option Plan”). Each such option and warrant assumed by the Company shall continue to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (2) (the “Exchange Ratio”) rounded down to the nearest whole number of shares and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent).  As a result, options and warrants to purchase approximately 3.1 million shares and 327,000 shares, respectively, of common stock of the Iteris Subsidiary assumed in the merger became options and warrants to purchase approximately 6.1 million and 655,000 shares of common stock of the Company, respectively. The weighted-average exercise prices of the assumed options and warrants were $1.09 and $2.32, respectively.  Stock-based compensation expense of $11.3 million was recorded in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into the Company’s common stock based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the exercise price of the modified stock option. Additionally, the Company recorded approximately $1.4 million in deferred compensation related to the assumption of unvested stock options to purchase common stock of the Iteris Subsidiary. Deferred compensation is being amortized to stock-based compensation expense as the options vest.  The Company also recorded $1.1 million of goodwill and additional paid-in-capital in connection with the 655,000 vested warrants assumed in the merger and acquisition of the Iteris Subsidiary.  The $1.1 million value was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the modified exercise price of the assumed warrant awards.

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

The following table summarizes fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

Acquisition costs:
Issuance of common stock	$18,617
Assumption of Iteris Subsidiary warrants	1,114
Purchase of Iteris Subsidiary Series A preferred stock	17,543
Acquisition costs	80
Total acquisition costs	$37,354

Purchase price allocation:
Fair value of 41% of Iteris Subsidiary
Patents	$318
Developed technology	495
Acquired in-process research and development	140
Deferred tax liabilities	(360)
Reduction of minority interest	18,794
Goodwill (not deductible for tax purposes)	17,967
Total purchase price allocation	$37,354

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

4.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

On May 28, 2004, the Iteris Subsidiary entered into a line of credit agreement with a bank, which expired on August 1, 2005, and provides for a maximum available credit line of $5.0 million. The bank verbally agreed to extend the term of this line of credit arrangement while a new arrangement is negotiated, as discussed further below.  The Company assumed this line of credit in October 2004. Under the terms of this agreement, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined in the credit agreement. Interest on borrowed amounts is payable monthly at the current stated prime rate.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month.

There are no monthly collateral management fees and no pre-payment or early termination fees. On September 30, 2005, the available credit under this line of credit agreement was $4.7 million, of which $3.0 million was unused.

Long-Term Debt

Long-term debt consists of the following:

	September 30	March 31,
	2005	2005
	(In thousands)

Convertible debentures, net	$9,100	$8,996
Bank term note	3,333	3,958
Promissory note to landlord	1,292	1,292
4% note payable	45	67
Capital lease obligation	—	10
	13,770	14,323
Less current portion	(3,378)	(4,008)
	$10,392	$10,315

Convertible Debentures, Net.  In order to finance the purchase of the Iteris Subsidiary Series A preferred stock (Note 3), the Company entered into a Debenture and Warrant Purchase Agreement dated May 19, 2004, with a group of accredited investors, which included certain officers of the Company, pursuant to which the Company sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million.  In connection with the issuance of the debentures, the Company issued warrants to purchase an aggregate of 639,847 shares of its common stock, the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and is being amortized to interest expense over the term of the convertible debentures.

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007, until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount; and from May 19, 2008, until the maturity date, the debentures may be redeemed at 110% of the principal amount.  As of September 30, 2005, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at September 30, 2005.

Bank Term Note.  Concurrent with the issuance of the convertible debentures, the Iteris Subsidiary entered into a $5.0 million term note payable with a bank. This note was assumed by the Company in October 2004.  The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 3). The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,000.  Interest accrues at the current stated prime rate plus 0.25% (7.00% at September 30, 2005).

Both the term note payable and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.  At June 30, 2005 and March 31, 2005, the Company failed to meet certain financial covenants under the credit agreement.  On August 3, 2005, the bank waived its right of default regarding the covenant violations for the quarter ended June 30, 2005 only; and on May 12, 2005, the bank waived its right of default regarding the covenant violations for the quarter ended March 31, 2005 only.  The Company is currently renegotiating the entire credit facility, which expired on August 1, 2005, with a new facility comprised of a modified line of credit and a modified term note.  The bank verbally agreed to extend the term of the credit agreement and not call any of the debt under the credit agreement until a new arrangement is negotiated.  Because the bank did not waive its default rights for a period of at least 12 months and because the Company has not entered into a definitive agreement for a modified credit agreement, the entire balance of the bank term note is presented as a current liability in the accompanying condensed consolidated balance sheets.

Promissory Note to Landlord.  The Company has a $1.3 million unsecured promissory note payable to its landlord.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (8.75% at September 30, 2005).  Beginning on October 1, 2006, the Company is required to make four equal quarterly payments of principal and accrued interest.  All outstanding accrued interest and principal becomes payable in full on July 2, 2007.

4% Note Payable.  On October 9, 2003, the Company entered into a $126,000 unsecured note payable agreement to settle trade payables.  The note is secured by the equipment related to the payable. The note bears interest at 4.0%, is payable in monthly installments of $4,000 for 36 months and becomes payable in full on October 20, 2006.

Scheduled aggregate maturities of long-term debt principal as of September 30, 2005 were as follows:

Year Ending March 31,
(In thousands)
Remainder of 2006	$648
2007	1,918
2008	1,896
2009	208
2010	9,850
$14,520

5.  Commitments and Contingencies

Litigation

On June 29, 2004, a supplier to Mariner Networks, Inc., the Company’s former subsidiary, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders.  The plaintiff in this lawsuit seeks monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  Discovery has commenced with respect to this matter, but no trial date has been set.  Settlement discussions are currently pending at this time, but there can be no assurance that this lawsuit will be settled in a timely manner or for a reasonable amount.  The Company believes that the ultimate resolution of this claim will not have a material impact on the Company’s financial position, results of operations or cash flows and, accordingly, has not recorded any amounts in the accompanying condensed consolidated financial statements in connection with this matter.

In June 2004, the Company received $949,000 as part of a settlement between Rockwell International and the Michigan Department of Transportation, pursuant to which the Company was a third party beneficiary.  This amount is reflected in other income in the condensed consolidated statement of operations for the six month period ended September 30, 2004.

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at September 30, 2005, including the lease for the Company’s Anaheim facilities were as follows:

Fiscal year ending March 31,
(In thousands)
Remainder of 2006	$689
2007	1,255
2008	769
2009	91
Thereafter	128
Total	$2,932

6.  Business Segment Information

The Company currently operates in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems.  The Roadway Sensors segment includes the Company’s Vantage vehicle detection systems for traffic intersection control and certain highway traffic data collection applications.  The Automotive Sensors segment includes AutoVue and is comprised of all activities related to lane departure warning systems for vehicle safety.  The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and six month periods ended September 30, 2005 and 2004:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended September 30, 2005
Product revenue from external customers	$5,798	$1,472	$—	$7,270
Service and other revenue from external customers	—	705	4,740	5,445
Depreciation and amortization	33	48	68	149
Segment income (loss)	878	(608)	600	870

Three Months Ended September 30, 2004
Product revenue from external customers	$6,025	$889	$—	$6,914
Service and other revenue from external customers	—	737	4,109	4,846
Depreciation and amortization	29	28	102	159
Segment income (loss)	1,186	(456)	239	969

Six Months Ended September 30, 2005
Product revenue from external customers	$11,145	$3,199	$—	$14,344
Service and other revenue from external customers	—	1,156	9,294	10,450
Depreciation and amortization	63	82	151	296
Segment income (loss)	1,663	(1,308)	1,096	1,451

Six Months Ended September 30, 2004
Product revenue from external customers	$11,243	$1,672	$—	$12,915
Service and other revenue from external customers	—	1,639	8,647	10,286
Depreciation and amortization	55	54	193	302
Segment income (loss)	1,997	(694)	536	1,839

The following table reconciles segment income (loss) to consolidated income (loss) before income taxes and minority interest:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Total income for reportable segments	$870	$969	$1,451	$1,839
Unallocated amounts:
Corporate expenses and other income, net	(850)	(438)	(1,797)	171
Interest expense, net	(358)	(470)	(710)	(540)
Income (loss) before income taxes and minority interest	$(338)	$61	$(1,056)	$1,470

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, development plans, backlog and manufacturing capabilities, the practical market applications and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth below, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

We are a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using our proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, we provide video sensor systems and transportation management systems and traveler information and other engineering services to the ITS industry. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

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

Our AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 18,000 production AutoVue units have been sold for truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks.  In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), which granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold.  To date, royalty payments from Valeo have not been significant.  Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our LDW technology on three Infiniti platforms, the FX, M and Q, where the device is offered as part of the technology option package.  Valeo is currently in negotiations to provide our LDW system to other passenger car original equipment manufacturers (“OEMs”); however, we cannot assure you that such negotiations will be successful.  We plan to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions.  Our services include planning and other engineering for the implementation of transportation infrastructure and related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.  These services and systems are sold to local, state and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues.  The Federal Highway Bill was passed in August 2005, which provides for a significant increase in transportation funding over the next six years.  Historically there have been significant delays between the passage of funding bills and the allocation of related funding to specific contracts.  Accordingly, we cannot currently predict the impact that the passage of this bill will have on our transportation management systems business.

We currently operate in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.  The Automotive Sensors segment is comprised of all activities related to our AutoVue LDW systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales and contract revenues:
Net sales	62.7%	65.1%	62.5%	62.7%
Contract revenues	37.3	34.9	37.5	37.3
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net sales	33.2	36.8	32.2	34.0
Cost of contract revenues	23.4	23.2	23.7	24.5
Gross profit	43.4	39.9	44.2	41.6
Operating expenses:
Selling, general and administrative	31.1	27.2	30.8	29.3
Research and development	10.4	7.4	12.2	7.2
Stock-based compensation	2.0	—	2.1	—
Acquired in-process research and development	—	1.0	—	0.5
Deferred compensation plan	0.1	—	0.3	—
Amortization of intangible assets	0.3	0.3	0.3	0.l
Total operating expenses	43.9	35.9	45.7	37.1
Operating income (loss)	(0.5)	4.0	(1.5)	4.4
Non-operating income (expense):
Other income, net	0.7	0.5	0.1	4.2
Interest expense, net	(2.8)	(4.0)	(2.9)	(2.3)
Income (loss) before income taxes and minority interest	(2.6)	0.5	(4.3)	6.3
Income tax (expense) benefit	1.4	—	0.7	(0.3)
Minority interest in earnings of subsidiary	—	(0.5)	—	(1.9)
Net income (loss)	(1.2)%	0.0%	(3.6)%	4.1%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales consist principally of sales of our Vantage video detection systems and AutoVue LDW systems, as well as technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenue consists principally of revenue derived from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 13.2% of total net sales and contract revenues in the three months ended September 30, 2005 and 12.2% of total net sales and contract revenues in the six months ended September 30, 2005.

Total net sales and contract revenues increased 8.1% and 6.9% to $12.7 million and $24.8 million for the three and six months ended September 30, 2005, respectively, compared to $11.8 million and $23.2 million in the corresponding periods in the prior fiscal year. These increases were a result of increased net sales of our AutoVue products and services and increased contract revenues, as discussed below.

Net sales increased 4.2% to $8.0 million and 6.5% to $15.5 million for the three and six months ended September 30, 2005, respectively, compared to $7.7 million and $14.6 million in the corresponding periods in the prior fiscal year. The increase in net sales primarily reflected an increase in the unit sales of our AutoVue LDW systems.  Net sales from AutoVue products increased 62.5% and 88.2% in the three and six month periods ended September 30, 2005, respectively, compared to the corresponding periods in the prior year. The increase in sales of AutoVue products was principally related to increased unit sales of LDW systems in the European and North American commercial heavy truck markets. Overall sales of AutoVue products and services, which also include technology access fees, contract engineering revenue and royalty revenue, increased 33.9% in the current quarter to $2.2 million and 31.5% to $4.4 million for the six month period compared to $1.6 million and $3.3 million in the corresponding periods in the prior fiscal year.

The increased sales of our AutoVue products and services were slightly offset by a 3.8% and 0.9% decrease in Vantage video detection systems sales in the three and six month periods ended September 30, 2005, respectively, compared to the corresponding periods in the prior fiscal year. In unit terms, Vantage sales growth continues to increase primarily due to increased market adoption of video-based detection technologies for traffic intersection management and our ability to obtain additional contracts with state departments of transportation.   The effects of increased unit shipments of Vantage products was more than offset by decreased average selling prices due to the changeover to new lower priced units.  The majority of Vantage sales are generated in North America.

Contract revenues increased 15.4% to $4.7 million and 7.5% to $9.3 million in the three and six months ended September 30, 2005, respectively, compared to $4.1 million and $8.6 million in the corresponding periods in the prior fiscal year. The increase in contract revenues was fueled by increased activity in the California market.  Contract revenues reflect a broad range of fixed price and cost plus fixed fee contracts for engineering study and design, systems integration and system implementation.  Contract revenues are dependent upon the continued availability of funding on both the state and federal levels from the various departments of transportation.  All of our contract revenue is currently derived from work performed in North America.

Gross Profit.  Total gross profit increased 17.5% to $5.5 million for the three months ended September 30, 2005 compared to $4.7 million in the corresponding period of the prior fiscal year and 13.6% to $11.0 million for the six months ended September 30, 2005 compared to $9.6 million in the corresponding period of the prior fiscal year.  Total gross profit as a percent of net sales and contract revenues increased to 43.4% and to 44.2% for the three and six month periods ended September 30, 2005, respectively, compared to 39.9% and 41.6% in corresponding periods in the prior fiscal year.

Gross profit as a percentage of net sales was 47.0% for the three months ended September 30, 2005 compared to 43.4% in the corresponding period of the prior fiscal year and 48.6% for the six months ended September 30, 2005 compared to 45.9% in the corresponding period of the prior fiscal year.  The increase in gross profit as a percentage of net sales for both the three and six month periods ended September 30, 2005 was primarily a result of increased margins related to the Vantage business as a result of reduced product support costs and lower materials costs on newer product offerings.

Gross profit as a percent of contract revenues increased to 37.3% for the three months ended September 30, 2005 compared to 33.5% in the corresponding period of the prior fiscal year and 36.9% for the six months ended September 30, 2005 compared to 34.3% in the corresponding period of the prior fiscal year.  We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given year.  The increase in the three and six month periods ended September 30, 2005 reflects a mix of higher margin contracts in the period as compared to the corresponding periods of the prior fiscal year.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 23.4% to $3.9 million (or 31.1% of total net sales and contract revenues) in the three months ended September 30, 2005 compared to $3.2 million (or 27.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year and increased 12.3% to $7.6 million (or 30.8% of total net sales and contract revenues) in the six months ended September 30, 2005 compared to $6.8 million (or 29.3% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.

The increase in selling, general and administrative expenses for the three and six months ended September 30, 2005 was principally related to increased auditing and accounting fees incurred by the Company as a direct result of the restatement of the Company’s March 31, 2005, financial statements issued in July 2005 as well as additional consulting fees incurred by the Company related to preparation for Sarbanes-Oxley compliance.  All expenses related to the 2004 financial statement restatements were incurred during the six month period ended September 30, 2005, and we do not anticipate any future charges rated to this matter. Additionally, on September 30, 2005, we determined that we will not be required to comply with Section 404 of the Sarbanes-Oxley Act until our fiscal year ending March 31, 2007 at the earliest.  As a result, we expect a reduced level of consulting expenses related to our Sarbanes-Oxley Section 404 implementation efforts through the remainder of the current fiscal year.

Research and Development Expense.  Research and development expense increased 52.0% to $1.3 million (or 10.4% of total net sales and contract revenues) in the three months ended September 30, 2005 compared to $871,000 (or 7.4% of total net sales and contract revenues) in the corresponding period of the prior fiscal year and increased 81.7% to $3.0 million (or 12.2% of total net sales and contract revenues) in the six months ended September 30, 2005 compared to $1.7 million (or 7.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.

The increase in research and development expense in the three and six month periods reflects increased spending on development of AutoVue and Vantage products.  AutoVue product development has primarily related to the development of our next generation LDW unit for the heavy truck market and was largely focused on re-engineering and qualification of a new imager.  In October 2005, the next generation LDW unit was approved for production by our largest truck customer and shipments are expected to begin in our fiscal third quarter. Although the AutoVue development team must qualify the new unit for use by each additional heavy truck customer, we believe the time and cost of future qualifications should decrease as additional heavy truck customers adopt this new unit.  Vantage product development primarily reflects activities for product line extensions to support new communications platforms and to accommodate new camera designs.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Stock-Based Compensation Expense. On October 22, 2004, we recorded $1.4 million in deferred compensation expense related to the unvested Iteris Subsidiary stock options assumed in connection with the merger between us and the Iteris Subsidiary. This amount is being amortized to stock-based compensation expense as the options vest. During the three and six month periods ended September 30, 2005, non-cash charges of $258,000 and $523,000, respectively, were recorded for stock-based compensation expense based on the vesting of the assumed options. Because the merger occurred in October 2004, no such expense was recorded in the corresponding periods of the prior fiscal year.

Deferred Compensation Plan Expense.  During the three and six month periods ended September 30, 2005, non-cash charges of $16,000 and $78,000, respectively, were recorded by the Company related to the appreciation in value of 310,510 shares of our common stock held in trust by our deferred compensation savings plan.  No appreciation in value was recorded in the corresponding periods of the prior fiscal year.  We intend to amend this plan in the near future to prohibit diversification of any shares of our common stock held in the plan, which we believe will prevent any future deferred compensation charges or other impact on our consolidated financial statements as a result of changes in the value of our common stock held in this plan.

Other Income, Net.  Other income, net reflects the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Gain on settlement of lawsuit	$—	$—	$—	$949
Other	86	57	38	31
Other income, net	$86	$57	$38	$980

Other income, net for the three and six month periods ended September 30, 2005 primarily reflects $86,000 of income recorded in connection with the final earnout payment made to us by FEI-Zyfer in connection with the sale of Zyfer, Inc. in May of 2003.  Other income, net for the six months ended September 30, 2004 primarily reflects a $949,000 gain recognized on the settlement of litigation between Rockwell International and the Michigan Department of Transportation in which we were a third party beneficiary.

Interest Expense, Net.  Interest expense, net reflects the net of interest expense and interest income as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Interest expense	$(272)	$(387)	$(537)	$(418)
Amortization of deferred finance costs	(34)	(33)	(69)	(44)
Amortization of debt discount	(52)	(50)	(104)	(78)
Interest expense, net	$(358)	$(470)	$(710)	$(540)

Interest expense decreased 23.8% for the three month period ended September 30, 2005 compared to the corresponding period in the prior fiscal year as a result of a lower level of bank borrowings in the current year.  Interest expense increased 31.5% for the six months ended September 30, 2005 compared to the corresponding period in the prior fiscal year.  This increase was largely due to additional interest expense incurred related to the $5.0 million term debt entered into by the Iteris Subsidiary on May 28, 2004 (which we assumed in October 2004), interest expense related to the $10.1 million convertible debentures issued by us on May 19, 2004, and the amortization of debt discounts and deferred financing costs associated with the issuance of the convertible debentures and related warrants.

Income Taxes.  During the three and six month periods ended September 30, 2005, we recognized an income tax benefit of $183,000 and $175,000, respectively, as compared to $0 and $75,000 of income tax expense in the corresponding three and six month periods of the prior fiscal year, respectively.  The tax benefit recorded in the three and six month periods ended September 30, 2005 primarily reflects a reduction in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  As a result, total deferred tax assets on our consolidated balance sheet increased from $660,000 at March 31, 2005 to $849,000 at September 30, 2005.  In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated.  We anticipate this will likely cause our future effective tax rate in any given period to fluctuate significantly from prior effective tax rates, estimated effective tax rates and statutory tax rates.

Minority Interest in Earnings of Subsidiary.  Minority interest in earnings of subsidiary represents the minority stockholders’ share of the Iteris Subsidiary’s net income or loss combined with the accretion of the redemption preference of the Iteris Subsidiary’s Series A preferred stock.  The decrease in minority interest to $0 in the three and six month periods ended September 30, 2005 from $65,000 and $433,000 in the three and six month periods ended September 30, 2004, respectively, was the result of the merger of the Iteris Subsidiary into us on October 22, 2004.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months.  However, should a shortfall occur, we believe we could obtain additional funds through additional borrowings or the sale of equity securities.  At September 30, 2005, we had $2.0 million in working capital, which included borrowings of $1.7 million on our revolving line of credit and no cash.  This compares to working capital of $2.2 million, $46,000 in cash and an outstanding revolving line of credit balance of $945,000 at March 31, 2005.  Our operations provided $41,000 of cash during the six month period ended September 30, 2005, primarily as a result of planned decreases in inventory to a level more in line with target inventory levels, offset by a net decrease in accounts payable and accrued expenses and an increase in net costs and estimated earnings in excess of billings on uncompleted contracts.  During the six months ended September 30, 2004, we used $359,000 of cash in operating activities.  This was primarily due to $1.5 million in cash outflows associated with accounts payable, accrued liabilities and prepayments, offset by net income, which included the receipt of $949,000 related to a legal settlement between Rockwell International and the Michigan Department of Transportation to which we were a third party beneficiary, $433,000 of income attributable to minority stockholders and $585,000 in depreciation and amortization.

Our investing activities for the six month periods ended September 30, 2005, and 2004, consisted entirely of purchases of property and equipment, which aggregated $386,000 and $299,000, respectively.

Cash provided by financing activities was $299,000 in the six month period ended September 30, 2005, which was the result of net borrowings of $109,000 and cash inflows of $190,000 from the exercise of outstanding stock options and warrants to purchase our common stock.  During the six month period ended September 30, 2004, financing activities used $1.9 million of cash, which was comprised of net cash outflows of approximately $2.4 million related to the merger activities described more fully above under the caption “Merger with Iteris Subsidiary” and in Note 3 to the accompanying condensed consolidated financial statements, partially offset by $499,000 in proceeds from the exercise of stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt as of September 30, 2005 (in thousands):

Convertible debentures	$9,100
Bank term note	3,333
Promissory note to landlord	1,292
4% note payable	45
Revolving line of credit	1,711
$15,481

Our revolving line of credit agreement, which expired on August 1, 2005, and which has been verbally extended by the bank until a new arrangement is negotiated, provides for borrowings of up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable and inventories as defined in the credit agreement.  At September 30, 2005, we had $4.7 million available under the revolving line of credit, of which $3.0 million was unused.

As discussed in Note 4 to the accompanying condensed consolidated financial statements, we failed to meet certain financial covenants under the credit agreement with our primary bank in each of the two prior fiscal quarters.  This credit agreement governs the bank term note as well as our revolving line of credit facility.  On August 3, 2005, and May 12, 2005, the bank waived its rights of default regarding these covenant violations for the quarterly periods ended June 30, 2005, and March 31, 2005, only.  The bank verbally agreed to extend the term of the credit agreement and not call any of the debt under the agreement until a new arrangement is negotiated.  We believe the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis for at least the next twelve months.

Contractual Obligations

Our contractual obligations are as follows at September 30, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Lines of credit	$1,711	$—	$—	$—	$—	$—	$1,711
Notes payable	648	1,918	1,896	208	—	—	4,670
Convertible debentures	—	—	—	—	9,850	—	9,850
Operating leases	689	1,255	769	91	85	43	2,932
Total	$3,048	$3,173	$2,665	$299	$9,935	$43	$19,163

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

On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will be effective for us beginning April 1, 2006.  We are currently assessing the impact of SFAS 123R.  As of the date of this filing, we have not yet concluded as to whether we will apply the modified prospective or retrospective transition method of application; therefore, the effect of adoption cannot be determined at this time.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  We are required to adopt the provisions of SFAS 154 in our fiscal year ending March 31, 2007, and are presently evaluating what effect the adoption of the provisions of SFAS 154 will have on our consolidated financial statements.

RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below.  Other risks are presented elsewhere in this report and in our other filings with the SEC.  You should consider the following risks carefully in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.  If any of these risks actually occurs, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We Have Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future.  We experienced net losses from continuing operations of $11.3 million, $1.9 million and $5.3 million in the years ended March 31, 2005, 2004 and 2003, respectively.  While we have divested all of our other business units and merged with our Iteris Subsidiary, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our Line of Credit Has Expired And We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All.  We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $858,000 in the year ended March 31, 2005, to negative cash flows from operations of $718,000 and $4.8 million in the years ended March 31, 2004, and 2003, respectively.  While we completed a $10.1 million convertible debenture financing and our Iteris Subsidiary closed a $5.0 million term loan in May 2004, the majority of the proceeds from such financings were used to purchase the Series A preferred stock of our Iteris Subsidiary held by outside investors.

Our line of credit with our bank expired on August 1, 2005.  As further described in Note 4 to the condensed consolidated financial statements, we also failed to meet certain debt covenants under our credit agreement with our bank.  At September 30, 2005, we had $3.3 million in term debt and $1.7 million in revolving credit outstanding in connection with this credit agreement.  Although we are currently in negotiations to restructure this credit facility, we cannot assure you that we will be able to complete this restructuring or obtain a replacement facility under acceptable terms, on a timely basis or at all.

We may need to raise additional capital in the near future to fund our operations or to repay indebtedness.  Such additional capital may be raised through bank borrowings, or other debt or equity financings.  We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

Our capital requirements will depend on many factors, including, but not limited to:

•                  our ability to successfully negotiate a new credit arrangement with our bank;

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

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected. Along with our independent registered public accounting firm we will be evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year beginning in our next fiscal year ending March 31, 2007 at the earliest, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2007 at the earliest.  Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

We May Experience Production Gaps Or Delays In the Transition To Our Next Generation LDW System And Have Exhausted Component Supplies For Our Legacy AutoVue LDW Systems, Which Could Materially And Adversely Impact Our Sales And Financial Results And The Ultimate Acceptance Of AutoVue.  We are in the process of transitioning to production of a next generation LDW system and have run out of certain components used in the manufacture of our AutoVue LDW units sold to the heavy truck market.  Although we have qualified our next generation system with our largest customer, we must continue to qualify the new system with our other customers.  As a result, we could experience a gap or delay in production as we transition to this next generation system.  In some cases, such gaps or delays may be driven by customer transition issues.  Additionally, it is possible that we could experience unforeseen quality control issues as we ramp up to full production of our next generation LDW system.  Should any such delay or disruption occur in transitioning to production of our next generation LDW system, our sales will likely be materially and adversely affected.

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

We Depend Upon Valeo To Market Our AutoVue Technologies For The OEM Passenger Car Market.  We have granted Valeo the exclusive right to sell and manufacture our AutoVue LDW system to the worldwide passenger car market in exchange for royalty payments for each AutoVue unit sold.  As such, the future success and broad market acceptance of our AutoVue technologies in the passenger car market will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies.  If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market could be adversely affected.

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners, including Valeo's ability to expand sales of AutoVue in the passenger car market. The success of our AutoVue system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies.

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel.  The loss of any of our executive officers or key members of management could adversely affect our business, financial condition or results of operations.  Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Competition for employees, particularly development engineers, is intense.  We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees.  Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

From time to time, we have received notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation in the past, and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management’s attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

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

We May Engage In Acquisitions Of Companies Or Technologies That May Require Us To Undertake Significant Capital Infusions And Could Result In Disruptions Of Our Business And Diversion Of Resources And Management Attention.  We have historically acquired, and may in the future acquire, complementary businesses, products and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

We Could Experience Negative Financial Impacts Arising From Developments In Contingencies Created Under Our Previous Structure Or By Former Subsidiaries.  Although we divested ourselves of all business units, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries.  In particular, we are presently party to a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries (refer to Note 5 to the condensed consolidated financial statements).  We are also presently undergoing a sales tax audit in the state of California covering periods and transactions related to our former subsidiaries.  The outcome of this lawsuit and sales tax audit are presently uncertain.  Although we are not aware of any other material contingencies, it is possible that other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval.  As of September 30, 2005, our officers and directors owned approximately 16% of the outstanding shares of our common stock (and approximately 25% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after September 30, 2005). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit. Our line of credit bears interest based on the prevailing prime rate (6.75% at September 30, 2005). A 10% increase in the interest rate on our line of credit (from 6.75% to 7.43%) would not have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our disclosure controls and procedures were effective in timely alerting them to the material information involving transactions occurring in the normal course of business relating to us required to be included in the reports we file or submit under the Securities Exchange Act of 1934, as amended.  We did, however, conclude that as of March 31, 2004, we had a material weakness related to the administration and proper accounting for certain types of contracts and agreements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness described above resulted in improper accounting treatment for the Iteris Subsidiary’s Deferred Compensation Savings Plan. The material weakness resulted in the restatement of our audited consolidated financial statements for the year ended March 31, 2004, with respect to deferred compensation expense and compensation savings plan liabilities.

Management has responded to the above identified material weakness by performing additional accounting, financial analysis and managerial review of procedures in order to ensure that the financial information contained in our quarterly report on Form 10-Q is reliable. In January 2005, we hired a controller to supplement our accounting and finance department and have held regular disclosure committee meetings to improve communication regarding the Company’s operations including contract administration.  Except as set forth above, during the most recent completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our Annual Meeting of Stockholders, held on September 16, 2005, the following proxies were tabulated representing 17,613,251 shares of our common stock or 61.9% of the outstanding shares:

Proposal I: Election of the Board of Directors

Director Nominee	Total Vote for Each Director	Total Vote Withheld from Each Director
Kevin C. Daly, Ph.D.	17,500,963	112,288
Gary Hernandez	17,500,963	112,288
Jack Johnson	17,500,519	112,732
Dr. Hartmut Marwitz	17,500,963	112,288
Gregory A. Miner	17,487,071	126,180
John W. Seazholtz	17,500,963	112,288
Joel Slutzky	17,497,217	116,034
Thomas L. Thomas	17,500,963	112,288
Paul E. Wright	17,500,963	112,288

Proposal II:  To approve the amendment of the Bylaws to change the size of the Board of Directors to not less than seven members nor more than eleven members, with the exact number to be set at eleven directors until changed within the foregoing limits by resolution of the Board or the stockholders.

Common Stock
For	17,456,363
Against	142,916
Abstain	13,972

Proposal III: The ratification of McGladrey & Pullen, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2006.

Common Stock
For	17,426,194
Against	148,586
Abstain	38,471

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004

10.1+

Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and Class 2 Vehicle Markets Incorporating Iteris' LDWS Technology between the Company and Valeo Schalter and Sensoren GmbH.

Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004

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

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)