Form 10-Q
period 2005-12-31
ITERIS, INC.
filed 2006-02-08
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of February 6, 2006, the registrant had 28,624,803 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended December 31, 2005

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc. (formerly known as Iteris Holdings, Inc. and Odetics, Inc.) and its subsidiary, Meyer, Mohaddes Associates, Inc.

AutoVueTM, Iteris® and Vantage® are among the trademarks of Iteris, Inc.  Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash	$—	$46
Trade accounts receivable, net of allowance for doubtful accounts of $429 and $239 at December 31, 2005 and March 31, 2005, respectively	8,840	8,866
Costs and estimated earnings in excess of billings on uncompleted contracts	2,429	2,086
Inventories, net of reserve for inventory obsolescence of $680 and $514 at December 31, 2005 and March 31, 2005, respectively	2,652	4,344
Deferred income taxes	292	101
Prepaid expenses and other current assets	560	384
Total current assets	14,773	15,827
Property and equipment, net	1,313	1,103
Deferred income taxes	840	559
Intangible assets, net of accumulated amortization of $224 and $114 at December 31, 2005 and March 31, 2005, respectively	588	698
Goodwill	27,774	27,774
Other assets	514	695
Total assets	$45,802	$46,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,890	$3,936
Accrued payroll and related expenses	3,601	3,007
Accrued liabilities	1,180	790
Billings in excess of costs and estimated earnings on uncompleted contracts	813	944
Revolving line of credit	1,389	945
Current portion of long-term debt	1,607	4,008
Total current liabilities	11,480	13,630
Non-current payroll related liability	101	330
Deferred compensation plan liability	760	772
Deferred gain on sale of building	520	733
Long-term debt and capital lease obligation	2,740	1,319
Convertible debentures, net	9,151	8,996
Total liabilities	24,752	25,780
Commitments and contingencies
Redeemable common stock, 1,219 shares issued and outstanding at December 31, 2005 and March 31, 2005	3,414	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at December 31, 2005 and March 31, 2005	—	—
Common stock, $0.10 par value, 50,000 shares authorized, 27,373 and 27,090 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	2,737	2,709
Additional paid-in capital	126,693	126,534
Deferred stock-based compensation	(194)	(925)
Common stock held in trust, 311 shares at December 31, 2005 and March 31, 2005	(374)	(374)
Treasury stock	—	(1)
Notes receivable from employees	(45)	(45)
Accumulated deficit	(111,181)	(110,436)
Total stockholders’ equity	17,636	17,462
Total liabilities and stockholders’ equity	$45,802	$46,656

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine MonthsEnded December 31,
	2005	2004	2005	2004
Net sales and contract revenues:
Net sales	$7,276	$7,576	$22,776	$22,130
Contract revenues	4,907	4,138	14,201	12,785
Total net sales and contract revenues	12,183	11,714	36,977	34,915

Costs and expenses:
Cost of sales	3,893	4,000	11,866	11,878
Cost of contract revenues	3,269	2,670	9,138	8,349
Gross profit	5,021	5,044	15,973	14,688
Operating expenses:
Selling, general and administrative	3,555	4,002	11,194	10,803
Research and development	1,153	1,055	4,176	2,719
Stock-based compensation	103	11,490	626	11,490
Disposal of fixed assets	—	422	—	422
Acquired in-process research and development	—	25	—	140
Deferred compensation plan	(90)	—	(12)	—
Amortization of intangible assets	37	44	110	78
Total operating expenses	4,758	17,038	16,094	25,652
Operating income (loss)	263	(11,994)	(121)	(10,964)
Non-operating income (expense):
Other income (expense), net	(6)	60	32	1,040
Interest expense, net	(377)	(298)	(1,087)	(838)
Loss before income taxes and minority interest	(120)	(12,232)	(1,176)	(10,762)
Income tax (expense) benefit	256	51	431	(24)
Minority interest in earnings of subsidiary	—	(52)	—	(485)
Net income (loss)	$136	$(12,233)	$(745)	$(11,271)

Earnings (loss) per common share:
Basic	$0.00	$(0.44)	$(0.03)	$(0.45)
Diluted	$0.00	$(0.44)	$(0.03)	$(0.45)
Weighted average common shares outstanding:
Basic	28,246	27,614	28,138	25,168
Diluted	32,700	27,614	28,138	25,168

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net loss	$(745)	$(11,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	506	604
Write-off of in-process research and development	—	140
Minority interest in earnings of subsidiary	—	485
Amortization of deferred gain on sale—leaseback transaction	(213)	(535)
Amortization of intangible assets	110	78
Amortization of debt discount	155	132
Amortization of deferred financing costs	103	83
Stock-based compensation	626	11,490
Loss on disposal of fixed assets	—	422
Change in deferred tax assets	(472)	(172)
Changes in operating assets and liabilities:
Accounts receivable	26	(53)
Net costs and estimated earnings in excess of billings	(474)	442
Inventories	1,692	71
Prepaid expenses and other assets	(98)	(335)
Accounts payable and accrued expenses	(275)	(544)
Deferred revenue	—	(226)
Net cash provided by operating activities	941	811

Cash flows from investing activities
Purchases of property and equipment	(716)	(425)
Notes receivable from sale of business units	—	50
Net cash used in investing activities	(716)	(375)

Cash flows from financing activities
Proceeds from borrowings on line of credit, net	444	450
Proceeds from long-term debt	—	5,000
Payments on long-term debt and capital lease obligations	(980)	(814)
Costs from issuance of common stock	—	(97)
Proceeds from issuance of convertible debentures	—	9,479
Purchase of Iteris Subsidiary Series A preferred stock	—	(17,543)
Proceeds from stock option and warrant exercises	265	494
Net cash used in financing activities	(271)	(3,031)
Decrease in cash	(46)	(2,595)
Cash at beginning of period	46	2,612
Cash at end of period	$—	$17

Supplemental cash flow information:
Cash paid (received) during the period:
Interest	$795	$464
Income taxes	(2)	583
Supplemental schedule of non-cash investing and financing activities:
Increase in promissory note to landlord to settle lease obligations	—	432
Acquisition of minority interest of the Iteris Subsidiary
Intangible assets	—	813
Goodwill	—	19,121
Reduction of minority interest	—	753
Issuance of warrants in connection with Debenture and Warrant Purchase Agreement	—	1,100
Conversion of convertible debt to equity	—	250

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc., formerly known as Iteris Holdings, Inc. and Odetics, Inc. (“Iteris” or the “Company”), is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems, transportation management and traveler information systems and other engineering consulting services to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.  The Company was originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed its name to Iteris Holdings, Inc. to reflect its focus on the ITS industry and its capital structure at that time.  On October 22, 2004, the Company completed a merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed its corporate name from Iteris Holdings, Inc. to Iteris, Inc.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2005, the consolidated results of operations for the three and nine month periods ended December 31, 2005, and 2004, and the consolidated cash flows for the nine month periods ended December 31, 2005, and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine month periods ended December 31, 2005, are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which was filed with the SEC on July 14, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, overhead rates used in cost-plus contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets, the valuation of debt and equity instruments and the realization of goodwill.

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

Concentration of Credit Risk

Accounts receivable are primarily derived from revenues earned from customers located throughout North America and Europe.  The Company generally does not require collateral or other security from customers. Collectibility of receivable balances is estimated through review of invoices outstanding greater than a certain period of time and ongoing credit evaluations of customers’ financial condition.  Reserves are maintained for potential credit losses, and such losses have historically been within management’s expectations.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair values of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates.  The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates.  Prior to December 31, 2005, the fair value of redeemable common stock approximated carrying value since these shares were not tradable in any public equity markets.  At December 31, 2005, the estimated fair value of the redeemable shares was $2.9 million, based on the closing price of the Company’s common stock on that date.

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

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of assets is impaired, based on a comparison to undiscounted expected future cash flows.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon the Company’s weighted average cost of capital adjusted for risks associated with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Issued to Employees (“APB 25”) and related interpretations, and complies with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).  Under APB 25, compensation expense is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

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

The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	Three and Nine Months Ended December 31,
	2005	2004

Dividend rate	0.0	0.0
Expected life – years	7.0	7.0
Risk-free interest rate	5.5	4.5
Volatility of common stock	0.5	0.5

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss) – as reported	$136	$(12,233)	$(745)	$(11,271)
Add: Stock-based compensation expense included in net income (loss) – as reported	103	11,490	626	11,490
Deduct: Stock-based compensation expense under fair value method	(177)	(12,163)	(912)	(12,443)
Net income (loss) – pro forma	$62	$(12,906)	$(1,031)	$(12,224)

Basic and diluted earnings (loss) per share – as reported	$0.00	$(0.44)	$(0.03)	$(0.45)
Basic and diluted earnings (loss) per share – pro forma	$0.00	$(0.47)	$(0.04)	$(0.49)

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

On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”).  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will be effective for the Company beginning April 1, 2006.  The Company is currently assessing the impact of SFAS 123R.  As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application; therefore, the effect of adoption of SFAS 123R cannot be determined at this time.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”).  The Company is required to adopt the provisions of SFAS 154 in its fiscal year ending March 31, 2007.  Management is presently evaluating what effect the adoption of the provisions of SFAS 154 will have on the Company’s consolidated financial statements.

2.   Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	December 31, 2005	March 31, 2005
	(In thousands)
Materials and supplies	$2,091	$3,204
Work in process	280	558
Finished goods	281	582
	$2,652	$4,344

Goodwill and Identifiable Intangible Assets

The following table sets forth the Company’s intangible assets that are subject to amortization:

	December 31, 2005		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(156)	$495	$(78)
Patents	317	(68)	317	(36)
Total	$812	$(224)	$812	$(114)

Amortization expense for intangible assets subject to amortization was $37,000 and $110,000 for the three and nine month periods ended December 31, 2005, respectively, and $44,000 and $78,000 for the three and nine month periods ended December 31, 2004, respectively. Future estimated amortization expense for the remainder of the current fiscal year, the next four fiscal years and thereafter is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2006	$37
2007	147
2008	147
2009	147
2010	58
Thereafter	52
$588

At December 31, 2005, goodwill of $27.8 million was comprised of $18.0 million associated with the October 2004 merger of the Iteris Subsidiary (Note 3); $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$441	$400	$326	$192
Additions charged to cost of sales	80	61	345	502
Warranty claims	(92)	(129)	(242)	(362)

Balance at end of period	$429	$332	$429	$332

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$136	$(12,233)	$(745)	$(11,271)

Denominator:
Weighted average common shares used in basic computation	28,246	27,614	28,138	25,168
Dilutive stock options	3,725	—	—	—
Dilutive warrants	729	—	—	—
Weighted average common shares used in dilutive computation	32,700	27,614	28,138	25,168

Basic and diluted earnings (loss) per share	$0.00	$(0.44)	$(0.03)	$(0.45)

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
Stock options	—	4,681	3,970	4,662
Warrants	—	852	824	844
Convertible debentures	2,729	2,798	2,729	2,798

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

On October 22, 2004, the Iteris Subsidiary was merged into the Company. The remaining 8.1% minority interest in the

Iteris Subsidiary (consisting of 1,228,981 shares of common stock of the Iteris Subsidiary) was converted to 2,457,962 shares of the Company’s common stock valued at $7.6 million at the merger date. Immediately following the merger, the Company converted all of its outstanding Class B common stock (921,917 shares) into 1,014,108 shares of its common stock (formerly designated as Class A common stock). The exchange ratio used in the conversion was determined by the Company’s Board of Directors.  The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of the Company’s common stock on the OTC Bulletin Board averaged over a five-day period. In October 2004, the Company also amended its certificate of incorporation to (a) change the voting rights of its Class A common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename its Class A common stock to common stock. As a result, the Company currently has only one class of common stock outstanding, the common stock.

In connection with the merger, the Company assumed all outstanding options and warrants to purchase shares of common stock of the Iteris Subsidiary that were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan (the “Option Plan”). Each such option and warrant assumed by the Company continues to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant is exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (the “Exchange Ratio”) rounded down to the nearest whole number of shares and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent).  As a result, options and warrants to purchase approximately 3.1 million shares and 327,000 shares, respectively, of common stock of the Iteris Subsidiary assumed in the merger became options and warrants to purchase approximately 6.1 million and 655,000 shares of common stock of the Company, respectively. The weighted-average exercise prices of the assumed options and warrants were $1.09 and $2.32, respectively.  Stock-based compensation expense of $11.3 million was recorded in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into the Company’s common stock based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the exercise price of the modified stock option. Additionally, the Company recorded approximately $1.4 million in deferred compensation related to the assumption of unvested stock options to purchase common stock of the Iteris Subsidiary. Deferred compensation is being amortized to stock-based compensation expense as the options vest.  The Company also recorded $1.1 million of goodwill and additional paid-in-capital in connection with the 655,000 vested warrants assumed in the merger and acquisition of the Iteris Subsidiary.  The $1.1 million value was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the modified exercise price of the assumed warrants.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

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

4.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

Effective August 1, 2005, the Company renewed its line of credit agreement with its primary bank.  This line of credit agreement expires on July 31, 2006 and provides for borrowings of up to $5.0 million.  Under the terms of this agreement, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined in the credit agreement. Interest on borrowed amounts is payable monthly at the current stated prime rate plus 3.0%.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month.

There are no monthly collateral management fees and no pre-payment or early termination fees. On December 31, 2005, the available credit under this line of credit agreement was $3.3 million, of which $1.9 million was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31 2005	March 31, 2005
	(In thousands)

Convertible debentures, net	$9,151	$8,996
Bank term note	3,021	3,958
Promissory note to landlord	1,292	1,292
4% note payable	34	67
Capital lease obligation	—	10
	13,498	14,323
Less current portion	(1,607)	(4,008)
	$11,891	$10,315

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount; and from May 19, 2008, until the maturity date, the debentures may be redeemed at 110% of the principal amount.  As of December 31, 2005, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at December 31, 2005.

Bank Term Note.  Concurrent with the issuance of the convertible debentures, the Iteris Subsidiary entered into a $5.0 million term note payable with a bank. This note was assumed by the Company in October 2004.  The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 3). The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,000.  Interest accrues at the current stated prime rate plus 0.25% (7.50% at December 31, 2005).

Both the term note payable and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.  At March 31, 2005, the Company failed to meet certain financial covenants under the previous credit agreement.  Accordingly, the entire March 31, 2005 balance of the bank term note is presented as a current liability in the accompanying condensed consolidated balance sheet.

Promissory Note to Landlord.  The Company has a $1.3 million unsecured promissory note payable to its landlord.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (9.25% at December 31, 2005).  Beginning on October 1, 2006, the Company is required to make four equal quarterly payments of principal and accrued interest.  All outstanding accrued interest and principal becomes payable in full on July 2, 2007.

4% Note Payable.  On October 9, 2003, the Company entered into a $126,000 unsecured note payable agreement to settle trade payables.  The note is secured by the equipment related to the payable. The note bears interest at 4.0%, is payable in monthly installments of $4,000 for 36 months and becomes payable in full on October 20, 2006.

Scheduled aggregate maturities of long-term debt principal as of December 31, 2005 were as follows:

Year Ending March 31,
(In thousands)
Remainder of 2006	$324
2007	1,918
2008	1,896
2009	208
2010	9,850
$14,196

5.  Commitments and Contingencies

Litigation and Other Contingencies

On June 29, 2004, a supplier to Mariner Networks, Inc., the Company’s former subsidiary, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders.  The plaintiff in this lawsuit seeks monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  Discovery has commenced, and a trial date has been set for May 2006.  The Company intends to vigorously defend itself against these allegations.  Due to the uncertainty of the outcome, the Company has not recorded any amounts in the accompanying condensed consolidated financial statements in connection with this matter; however, should the ultimate resolution of this claim be unfavorable, it could have an adverse material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2004, the Company received $949,000 in cash as part of a settlement between Rockwell International and the Michigan Department of Transportation, pursuant to which the Company was a third party beneficiary.  This amount is reflected in other income in the condensed consolidated statement of operations for the nine month period ended December 31, 2004.

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

Furthermore, from time to time, the Company has experienced unforeseen developments in contingencies related to its former subsidiaries.  In addition to the lawsuit mentioned above, the Company has been the subject of a number of routine tax audits for time periods and jurisdictions related to the businesses of its former subsidiaries, some of which are still in process.  Although the development and ultimate outcome of these and other unforeseen matters cannot be predicted with any certainty, management does not believe that the Company is presently involved in any matters related to its former subsidiaries, except as described above, that would have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at December 31, 2005, including the lease for the Company’s Anaheim facilities were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2006	$349
2007	1,288
2008	792
2009	103
2010	85
Thereafter	43
Total	$2,660

6.  Business Segment Information

The Company currently operates in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems.  The Roadway Sensors segment includes the Company’s Vantage vehicle detection systems for traffic intersection control and certain highway traffic data collection applications.  The Vehicle Sensors segment includes AutoVue and is comprised of all activities related to lane departure warning systems for vehicle safety.  The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and nine month periods ended December 31, 2005 and 2004:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
		(In thousands)
Three Months Ended December 31, 2005
Product revenue from external customers	$5,234	$1,401	$—	$6,635
Service and other revenue from external customers	—	641	4,907	5,548
Depreciation and amortization	35	52	55	142
Segment income (loss)	709	(558)	411	562

Three Months Ended December 31, 2004
Product revenue from external customers	$5,654	$1,177	$—	$6,831
Service and other revenue from external customers	—	745	4,138	4,883
Depreciation and amortization	30	30	107	167
Segment income (loss)	1,080	(280)	400	1,200

Nine Months Ended December 31, 2005
Product revenue from external customers	$16,380	$4,600	$—	$20,980
Service and other revenue from external customers	—	1,796	14,201	15,997
Depreciation and amortization	98	134	206	438
Segment income (loss)	2,372	(1,866)	1,507	2,013

Nine Months Ended December 31, 2004
Product revenue from external customers	$16,897	$2,849	$—	$19,746
Service and other revenue from external customers	—	2,384	12,785	15,169
Depreciation and amortization	85	84	300	469
Segment income (loss)	3,077	(974)	937	3,040

The following table reconciles segment income to consolidated loss before income taxes and minority interest:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
		(In thousands)
Total income for reportable segments	$562	$1,200	$2,013	$3,040
Unallocated amounts:
Corporate expenses and other income (expense), net	(305)	(13,134)	(2,102)	(12,964)
Interest expense, net	(377)	(298)	(1,087)	(838)
Loss before income taxes and minority interest	$(120)	$(12,232)	$(1,176)	$(10,762)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, development plans, backlog and manufacturing capabilities, the applications for and acceptance of our products and services, the status of our facilities and product development, and the impact of pending litigation. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth below, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

Our Vantage product is a video vehicle detection system that detects the presence of vehicles on roadways.  Vantage systems are used at signalized intersections to enable a more efficient allocation of green signal time and are also used for incident detection and highway traffic data collection applications. We sell and distribute our Vantage products primarily to commercial customers and municipal agencies.

Our AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 20,000 production AutoVue units have been sold for truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks.  In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold.  To date, royalty payments from Valeo have not been significant.  Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our LDW technology on three Infiniti platforms, the FX, M and Q, where the device is offered as part of the technology option package.  Valeo is currently in negotiations to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such negotiations will be successful.  We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

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

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.  The Vehicle Sensors segment is comprised of all activities related to our AutoVue LDW systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry.

Merger with Iteris Subsidiary

During our fiscal year ended March 31, 2005, we completed the merger of our Iteris Subsidiary into us.  This merger included the following transactions:

•  In May 2004, we repurchased all of the outstanding shares of Series A preferred stock of the Iteris Subsidiary for an aggregate purchase price of approximately $17.5 million in cash, and we purchased 548,000 shares of the Iteris Subsidiary common stock from DCV in consideration for the issuance of 1.2 million shares of our common stock.  We financed the purchase price for the Iteris Subsidiary Series A preferred stock through the issuance of convertible debentures in the original principal amount of $10.1 million, a $5.0 million term note payable to our bank and $2.4 million in cash.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales and contract revenues:
Net sales	59.7%	64.7%	61.6%	63.4%
Contract revenues	40.3	35.3	38.4	36.6
Total net sales and contract revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of net sales	32.0	34.1	32.1	34.0
Cost of contract revenues	26.8	22.8	24.7	23.9
Gross profit	41.2	43.1	43.2	42.1
Operating expenses:
Selling, general and administrative	29.2	34.2	30.3	30.9
Research and development	9.5	9.0	11.3	7.8
Stock-based compensation	0.8	98.1	1.7	32.9
Disposal of fixed assets	—	3.6	—	1.2
Acquired in-process research and development	—	0.2	—	0.4
Deferred compensation plan	(0.7)	—	(0.0)	—
Amortization of intangible assets	0.3	0.4	0.3	0.2
Total operating expenses	39.1	145.4	43.5	73.5
Operating income (loss)	2.1	(102.4)	(0.3)	(31.4)
Non-operating income (expense):
Other income (expense), net	(0.0)	0.5	0.0	3.0
Interest expense, net	(3.1)	(2.5)	(2.9)	(2.4)
Loss before income taxes and minority interest	(1.0)	(104.4)	(3.2)	(30.8)
Income tax (expense) benefit	2.1	0.4	1.2	(0.1)
Minority interest in earnings of subsidiary	—	(0.4)	—	(1.4)
Net income (loss)	1.1%	(104.4)%	(2.0)%	(32.3)%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales consist principally of sales of our Vantage video detection systems and AutoVue LDW systems, as well as technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenue consists principally of revenue derived from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 11.2% of total net sales and contract revenues in the three months ended December 31, 2005 and 11.8% of total net sales and contract revenues in the nine months ended December 31, 2005.

Total net sales and contract revenues increased 4.0% and 5.9% to $12.2 million and $37.0 million for the three and nine months ended December 31, 2005, respectively, compared to $11.7 million and $34.9 million in the corresponding periods in the prior fiscal year. These increases were the net result of increased contract revenues and increased net sales of our AutoVue products and services offset by decreased net sales of our Vantage products, as discussed below.

Net sales decreased 4.0% to $7.3 million for the three months ended December 31, 2005 as compared to the corresponding period of the prior fiscal year and increased 2.9% to $22.8 million for the nine months ended December 31, 2005 compared to $22.1 million in the corresponding period in the prior fiscal year. The three and nine month periods both reflect increased unit sales of our AutoVue LDW systems.  Net sales from AutoVue products increased 19.6% and 59.8% in the three and nine month periods ended December 31, 2005, respectively, compared to the corresponding periods in the prior year. The increase in sales of AutoVue products was principally related to increased unit sales of LDW systems in the European and North American commercial heavy truck markets. Overall sales of AutoVue products and services, which also include technology access fees, contract engineering revenue and royalty revenue, increased 6.0% in the current quarter to $2.0 million and 22.2% to $6.4 million for the nine month period compared to $1.9 million and $5.2 million in the corresponding periods in the prior fiscal year.

The increased sales of our AutoVue products and services were offset by a 7.4% and 3.1% decrease in Vantage video detection systems sales in the three and nine month periods ended December 31, 2005, respectively, compared to the corresponding periods in the prior fiscal year.  In unit terms, Vantage sales growth continues to increase primarily due to increased market adoption of video-based detection technologies for traffic intersection management and our ability to obtain additional contracts with state departments of transportation.  The effects of increased unit shipments of Vantage products was more than offset by decreased average selling prices due to the changeover to new lower priced units, an underperforming dealer in the California market and delays in several significant projects.  We expect Vantage sales to be relatively flat in unit terms for the quarter ending March 31, 2005 as compared to the quarter ended December 31, 2005 due to the impact of winter weather conditions in many of our markets.  The majority of Vantage sales are generated in North America.

Contract revenues increased 18.6% to $4.9 million for the three months ended December 31, 2005 as compared to the corresponding period of the prior fiscal year and increased 11.1% to $14.2 million for the nine months ended December 31, 2005 compared to $12.8 million in the corresponding period in the prior fiscal year. The increase in contract revenues was primarily fueled by increased activity in the California market.  Contract revenues reflect a broad range of fixed price and cost plus fixed fee contracts for engineering study and design, systems integration and system implementation.  Contract revenues are dependent upon the continued availability of funding on both the state and federal levels from the various departments of transportation.  All of our contract revenue is currently derived from work performed in North America.

Gross Profit.  Total gross profit was flat at $5.0 million for the three months ended December 31, 2005 and increased 8.7% to $16.0 million for the nine months ended December 31, 2005 compared to $14.7 million in the corresponding period of the prior fiscal year.  Total gross profit as a percent of net sales and contract revenues decreased to 41.2% for the three months ended December 31, 2005 as compared to 43.1% for the three months ended December 31, 2004 and increased to 43.2% for the nine months ended December 31, 2005 as compared to 42.1% in the corresponding period of the prior fiscal year.

Gross profit as a percentage of net sales was 46.5% for the three months ended December 31, 2005 compared to 47.2% in the corresponding period of the prior fiscal year and 47.9% for the nine months ended December 31, 2005 compared to 46.3% in the corresponding period of the prior fiscal year.  For the three month period ended December 31, 2005, gross profit as a percentage of sales declined from the same period in the prior fiscal year primarily due to increased sales of sample AutoVue LDW units in the prior year.  We typically sell such sample units at a much higher price point and achieve a higher gross profit.  Both the three and nine month periods ended December 31, 2005 benefited from increased margins related to the Vantage business as a result of lower material and sustaining engineering costs on newer product offerings.

Gross profit as a percentage of contract revenues decreased to 33.4% for the three months ended December 31, 2005 compared to 35.5% in the corresponding period of the prior fiscal year and increased to 35.7% for the nine months ended December 31, 2005 compared to 34.7% in the corresponding period of the prior fiscal year.  The decrease in gross profit as a percentage of contract revenues in the three month period ended December 31, 2005 was primarily due to increased payroll costs.  For the nine month period ended December 31, 2005, the increase in gross profit as a percentage of contract revenues reflects a mix of higher margin contracts in the period as compared to the corresponding period of the prior fiscal year.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased 11.2% to $3.6 million (or 29.2% of total net sales and contract revenues) in the three months ended December 31, 2005 compared to $4.0 million (or 34.2% of total net sales and contract revenues) in the corresponding period of the prior fiscal year, and increased 3.6% to $11.2 million (or 30.3% of total net sales and contract revenues) in the nine months ended December 31, 2005 compared to $10.8 million (or 30.9% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.

The decrease in selling, general and administrative expenses for the three month period ended December 31, 2005 as compared to the three month period ended December 31, 2004 was primarily due to a higher level of costs incurred in the prior year in connection with the merger of the Iteris Subsidiary into us.  For the nine month period ended December 31, 2005, selling, general and administrative expenses increased over the prior year largely as a result of increased auditing and accounting fees incurred by the Company as a direct result of the restatement of the our March 31, 2004, financial statements issued in July 2005, as well as additional consulting fees incurred by us related to preparation for Sarbanes-Oxley compliance.  Beginning in the most recent fiscal quarter, we have significantly reduced our Sarbanes-Oxley Section 404 implementation efforts after determining that we will not be required to comply with Section 404 until our fiscal year ending March 31, 2007 at the earliest.  We will continue to monitor requirements related to Sarbanes-Oxley Section 404 compliance and may determine the need to increase related expenditures again in the near future to reach compliance by the end of our fiscal year ending March 31, 2007.

Research and Development Expense.  Research and development expense increased 9.3% to $1.2 million (or 9.5% of total net sales and contract revenues) in the three months ended December 31, 2005 compared to $1.1 million (or 9.0% of total net sales and contract revenues) in the corresponding period of the prior fiscal year and increased 53.6% to $4.2 million (or 11.3% of total net sales and contract revenues) in the nine months ended December 31, 2005 compared to $2.7 million (or 7.8% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.

The increase in research and development expense in the current three and nine month periods reflects increased spending on development of AutoVue and Vantage products.  AutoVue product development has primarily related to the development of our next generation LDW unit for the heavy truck market and was largely focused on re-engineering and qualification of a new imager.  In October 2005, the next generation LDW unit was approved for production by our largest truck customer and shipments of this new unit began in our third fiscal quarter. Although the AutoVue development team must qualify the new unit for use by each additional heavy truck customer, we believe the time and cost of future qualifications should decrease as additional heavy truck customers adopt this new unit.  Vantage product development primarily reflects activities for product line extensions to support new communications platforms and to accommodate new camera designs.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Stock-Based Compensation Expense. On October 22, 2004, as a result of the merger with our Iteris Subsidiary, we recorded an $11.3 million non-cash charge for stock-based compensation in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable for our common stock.  This charge was based on the difference between the fair market value of our common stock on the October 22, 2004 merger date and the exercise price of the modified stock options.  At the time of the merger, we also recorded $1.4 million in deferred compensation expense related to the unvested Iteris Subsidiary stock options assumed by us.  This amount is being amortized to stock-based compensation expense as the options vest.  Non-cash charges of $103,000 and $626,000 were recorded for the three and nine month periods ended December 31, 2005, respectively, and non-cash charges of $221,000 were recorded for the three and nine month periods ended December 31, 2004, based on the vesting of these assumed unvested options.  The remaining deferred stock-based compensation balance of $194,000 at December 31, 2005 will be amortized over our next three fiscal quarters.

Deferred Compensation Plan Expense.  During the three and nine month periods ended December 31, 2005, we recorded non-cash benefits of $90,000 and $12,000, respectively, related to the depreciation in value of 310,510 shares of our common stock held in trust by our deferred compensation savings plan.  No changes in value were recorded in the corresponding periods of the prior fiscal year.

Other Income (Expense), Net.  Other income, net reflects the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
		(In thousands)
Gain on settlement of lawsuit	$—	$—	$—	$949
Other	(6)	60	32	91
Other income (expense), net	$(6)	$60	$32	$1,040

Other income (expense), net for the nine months ended December 31, 2004 primarily reflects a $949,000 gain recognized on the settlement of litigation between Rockwell International and the Michigan Department of Transportation in which we were a third party beneficiary.

Interest Expense, Net.  Interest expense, net reflects the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
		(in thousands)
Interest expense	$(292)	$(205)	$(829)	$(623)
Amortization of deferred finance costs	(34)	(39)	(103)	(83)
Amortization of debt discount	(51)	(54)	(155)	(132)
Interest expense, net	$(377)	$(298)	$(1,087)	$(838)

Interest expense increased 26.5% for the three month period ended December 31, 2005 compared to the corresponding period in the prior fiscal year as a result of a higher level of borrowings on our line of credit in the current year.  Interest expense increased 29.7% for the nine months ended December 31, 2005 compared to the corresponding period in the prior fiscal year.  This increase was largely due to additional interest expense incurred related to the $5.0 million term debt entered into by the Iteris Subsidiary on May 28, 2004 (which we assumed in October 2004), interest expense related to the $10.1 million convertible debentures issued by us on May 19, 2004, and the amortization of debt discounts and deferred financing costs associated with the issuance of the convertible debentures and related warrants.

Income Taxes.  During the three and nine month periods ended December 31, 2005, we recognized an income tax benefit of $256,000 and $431,000, respectively, as compared to an income tax benefit of $51,000 in the three month period ended December 31, 2004, and income tax expense of $24,000 for the nine month period ended December 31, 2004.  The tax benefit recorded in the three and nine month periods ended December 31, 2005 primarily reflects a reduction in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  As a result, total deferred tax assets on our consolidated balance sheet increased from $660,000 at March 31, 2005 to $1.1 million at December 31, 2005.  In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated.  We anticipate this will likely cause our future effective tax rate in any given period to fluctuate significantly from prior effective tax rates, estimated effective tax rates and statutory tax rates.

Minority Interest in Earnings of Subsidiary.  Minority interest in earnings of subsidiary represents the minority stockholders’ share of the Iteris Subsidiary’s net income or loss combined with the accretion of the redemption preference of the Iteris Subsidiary’s Series A preferred stock.  The elimination of minority interest in the three and nine month periods ended December 31, 2005 from $52,000 and $485,000 in the three and nine month periods ended December 31, 2004, respectively, was the result of the merger of the Iteris Subsidiary into us on October 22, 2004.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months.  However, should a shortfall occur, we believe we could obtain additional funds through additional borrowings or the sale of equity securities.  At December 31, 2005, we had $3.3 million in working capital, which included borrowings of $1.4 million on our revolving line of credit and no cash.  This compares to working capital of $2.2 million, $46,000 in cash and an outstanding revolving line of credit balance of $945,000 at March 31, 2005.  Our operations provided $941,000 of cash during the nine month period ended December 31, 2005, primarily as a result of planned decreases in inventory to a level more in line with target inventory levels, partially offset by a net decrease in accounts payable and accrued expenses and an increase in net costs and estimated earnings in excess of billings on uncompleted contracts.  During the nine months ended December 31, 2004, our operations provided $811,000 of cash, primarily due to the receipt of $949,000 related to a legal settlement between Rockwell International and the Michigan Department of Transportation to which we were a third party beneficiary.

Our investing activities for the nine month periods ended December 31, 2005 and 2004 consisted primarily of purchases of property and equipment, which aggregated $716,000 and $425,000, respectively.  In the current fiscal year, capital expenditures have increased significantly primarily due to hardware, software and related labor costs to implement a new enterprise resource management system, which is expected to be put into use at the beginning of our next fiscal year.  We expect to continue to invest heavily in this new system over the next three to six months.

Cash used in financing activities was $271,000 in the nine month period ended December 31, 2005, which was the result of net payments against borrowings of $536,000 offset by cash inflows of $265,000 from the exercise of outstanding stock options and warrants to purchase our common stock.  During the nine month period ended December 31, 2004, financing activities used $3.0 million of cash, which was comprised of net cash outflows of approximately $3.1 million related to the merger activities described more fully above under the caption “Merger with Iteris Subsidiary” and in Note 3 to the accompanying condensed consolidated financial statements, partially offset by net payments against borrowings of $364,000 and $494,000 in proceeds from the exercise of stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At December 31, 2005
(In thousands)
Convertible debentures, net	$9,151
Bank term note	3,021
Promissory note to landlord	1,292
4% note payable	34
Revolving line of credit	1,389
$14,887

Effective August 1, 2005, we renewed our credit agreement with our bank.  This credit agreement, which expires on July 31, 2006, provides for borrowings of up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable and inventories as defined in the credit agreement.  At December 31, 2005, we had $3.3 million available under the revolving line of credit, of which $1.9 million was unused.  We believe the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis for at least the next twelve months.

Contractual Obligations

Our contractual obligations are as follows at December 31, 2005:

		Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
				(In thousands)
Lines of credit	$1,389	$—	$—	$—	$—	$—	$1,389
Notes payable	324	1,918	1,896	208	—	—	4,346
Convertible debentures	—	—	—	—	9,850	—	9,850
Operating leases	349	1,288	792	103	85	43	2,660
Total	$2,062	$3,206	$2,688	$311	$9,935	$43	$18,245

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS 123R, which replaces SFAS 123, supersedes APB 25, and amends SFAS 95.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  In accordance with SEC Release No. 33-8568, SFAS 123R will be effective for us beginning April 1, 2006.  We are currently assessing the impact of SFAS 123R.  As of the date of this filing, we have not yet concluded as to whether we will apply the modified prospective or retrospective transition method of application; therefore, the effect of adoption cannot be determined at this time.

In May 2005, the FASB issued SFAS 154, which requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB 20 and SFAS 3.  We are required to adopt the provisions of SFAS 154 in our fiscal year ending March 31, 2007, and are presently evaluating what effect the adoption of the provisions of SFAS 154 will have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit. Our line of credit bears interest based on the prevailing prime rate (7.25% at December 31, 2005). A 10% increase in the interest rate on our line of credit (from 10.25% to 11.28%) would not have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information involving transactions occurring in the normal course of business relating to us required to be included in the reports we file or submit under the Securities Exchange Act of 1934, as amended.  We did, however, conclude that as of March 31, 2004, we had a material weakness related to the administration and proper accounting for certain types of contracts and agreements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness described above resulted in improper accounting treatment for the Iteris Subsidiary’s Deferred Compensation Savings Plan and the restatement of our audited consolidated financial statements for the year ended March 31, 2004, with respect to deferred compensation expense and compensation savings plan liabilities.

Management has responded to the above identified material weakness by performing additional accounting, financial analysis and managerial review of procedures in order to ensure that the financial information contained in our quarterly report on Form 10-Q is reliable. In January 2005, we hired a controller to supplement our accounting and finance department. In addition, we hold regular disclosure committee meetings to improve communication regarding the Company’s operations including contract administration.  During the most recent completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report, is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All.  We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $858,000 in the year ended March 31, 2005, to negative cash flows from operations of $718,000 and $4.8 million in the years ended March 31, 2004 and 2003, respectively.  Additionally, we failed to meet certain debt covenants under our credit agreement with our bank in two of our last four fiscal quarters.  While we completed a $10.1 million convertible debenture financing and our Iteris Subsidiary closed a $5.0 million term loan in May 2004, the majority of the proceeds from such financings were used to purchase the Series A preferred stock of our Iteris Subsidiary held by outside investors.

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

Our capital requirements will depend on many factors, including, but not limited to:

•              market acceptance of our products and product enhancements, and the overall level of sales of our products;

•              our ability to control costs;

•              the supply of key components for our products;

•              our ability to generate net income;

•              increased research and development expenses;

•              increased sales and marketing expenses;

•              technological advancements and our competitors’ response to our products;

•              capital improvements to new and existing facilities and enhancements to our infrastructure and systems;

•              potential acquisitions of businesses and product lines;

•              our relationships with customers and suppliers;

•              government budgets, political agendas and other funding issues;

•              our ability to successfully negotiate credit arrangements with our bank; and

•              general economic conditions, including the effects of the current economic slowdown and international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected. Along with our independent registered public accounting firm, we will be evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year beginning in our next fiscal year ending March 31, 2007 at the earliest, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2007 at the earliest.  Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.  We may not be able to complete our Section 404 compliance on a timely basis and even if we timely complete our compliance requirements, our independent auditors may still conclude that our internal controls over financial reporting are not effective.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been, or will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2005, we became aware of a material weakness in our internal controls related to the accounting for the consolidation of our deferred compensation savings plan and certain contract administration.  We cannot assure you that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal controls.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our evaluation, our management has concluded that, as of March 31, 2004, our internal control over financial reporting was not effective due to the existence of one material weakness. We may experience additional material weaknesses in the future.  If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

•                                          delays in funding, including the delays in the allocation of funds to state and local agencies from the U.S. transportation bill;

•                                          other government budgetary constraints and cut-backs; and

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

If We Are Unable To Develop And Introduce New Products And Product Enhancements Successfully And In A Cost-Effective And Timely Manner, Or Are Unable To Achieve Market Acceptance Of Our New Products, Our Operating Results Would Be Adversely Affected.  We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We cannot guarantee the success of these products and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products. Our future success will also depend in part on the success of the vehicles or other products which incorporate our AutoVue LDW system.

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners, including Valeo’s ability to expand sales of AutoVue in the passenger car market. The success of our AutoVue system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies.

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

•                                          market acceptance of the products incorporating our technologies and products;

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

Our future success will depend upon our ability to anticipate and adapt to changes in technology and industry standards, and to effectively develop, introduce, market and gain broad acceptance of new products and product enhancements incorporating the latest technological advancements.  In particular, our LDW system is incorporated into automobiles and trucks that face significant technological changes in each model year and among different vehicle models.  Accordingly, we must adapt our technology from time to time to function with such changes.

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products.  We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

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

•                                          our ability to control costs, improve cash flow and sustain profitability;

•                                          our ability to raise additional capital;

•                                          shortages announced by suppliers;

•                                          announcements of technological innovations or new products or applications by our competitors, customers or us;

•                                          transitions to new products or product enhancements;

•                                          acquisitions of businesses, products or technologies;

•                                          the impact of any litigation;

•                                          changes in investor perceptions;

•                                          government funding, political agendas and other budgetary issues;

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval.  As of December 31, 2005, our officers and directors owned approximately 16% of the outstanding shares of our common stock (and approximately 25% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after December 31, 2005). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004

10.1	Second Amendment to Credit Agreement, dated August 1, 2005, by and between the registrant and Wells Fargo Bank, National Association	Filed herewith

10.2	Revolving Line of Credit Note, dated August 1, 2005, by and between the registrant and Wells Fargo Bank, National Association	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2006	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)