Form 10-K
period 2006-03-31
ITERIS, INC.
filed 2006-06-29
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Based on the closing sale price of the registrant’s common stock on September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $55,322,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 28, 2006, there were 28,790,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2006. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Unless otherwise indicated in this report, the “registrant,” “we,” “us” and “our” collectively refers to Iteris, Inc. (formerly known as Iteris Holdings, Inc. and Odetics, Inc.) and its former subsidiary, Meyer, Mohaddes Associates, Inc., which was dissolved effective April 3, 2006.

AutoVue®, Iteris® and Vantage® are among the registered trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, backlog and manufacturing capabilities, the practical market applications, future applications and acceptance of our products and services, the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including those in “Risk Factors” in Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

ITEM 1.                             BUSINESS

Overview

Iteris, Inc., formerly known as Iteris Holdings, Inc., is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, we provide video sensor systems, transportation management and traveler information systems and other engineering and consulting services to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

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

Our proprietary image recognition systems include Vantage and AutoVue. Vantage is a video vehicle detection system that detects the presence of vehicles on roadways. Vantage systems are used at signalized intersections to enable a more efficient allocation of green signal time and are also used for incident detection and highway traffic data collection applications. AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. To date, we and our strategic partner have sold over 50,000 production AutoVue LDW systems for use on car and truck platforms in the North American and European markets. We believe that our AutoVue LDW technology is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

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

We currently operate in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Automotive Sensors segment is comprised of all activities related to our AutoVue LDW systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. See Note 13 to the accompanying consolidated financial statements for further discussion of our operating segments.

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

Our marketing strategy for AutoVue is to establish it as the leading platform for in-vehicle video sensing for heavy trucks and passenger cars. We sell AutoVue LDW systems directly to heavy truck manufacturers and to U.S. truck fleets, and our AutoVue LDW system is currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks. We market the licensing of our LDW technology to manufacturers of passenger automobiles through a strategic relationship with Valeo Schalter and Sensuren GmbH (“Valeo”), an independent automotive supplier. In connection with this marketing effort, we provide specific contract engineering services, technical marketing and sales support to Valeo which to date has enabled the launch of our LDW technology on three Infiniti platforms, the FX, M and Q, where our LDW system is offered as part of the technology option package. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our AutoVue LDW system.

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

Our largest customer accounted for 11.5% of total net sales and contract revenues in the fiscal year ended March 31, 2006 (“Fiscal 2006”).

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our Vantage products. Additionally, we procure certain components from qualified suppliers, both globally and locally, and use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are delivered to our Anaheim facility where they go through final assembly and testing prior to shipment to our customers. Our manufacturing activities are conducted in approximately 8,000 square feet of space at our Anaheim facility. Production volume at our subcontractors is based upon quarterly forecasts that we adjust on a monthly basis to control inventory. For sales of AutoVue LDW systems to the truck market, we subcontract the manufacture of our AutoVue LDW systems to two manufacturers, and our internal processes are limited primarily to testing and final verification. For AutoVue LDW sales to the passenger car market, we anticipate that all manufacturing will be done by Valeo; however, we plan to continue to provide engineering support to Valeo. We currently do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our Vantage and AutoVue products as well as follow-up service and support for which we charge separately. Service revenue accounted for less than 1.0% of total net sales and contract revenues for Fiscal 2006. We believe customer support is a key competitive factor.

Backlog

Our backlog of unfulfilled firm orders was approximately $20.3 million as of March 31, 2006, which was comprised of $1.5 million related to Roadway Sensors, $3.0 million related to Automotive Sensors and $15.8 million related to Transportation Systems. The backlog for Roadway Sensors and Automotive Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2007 (“Fiscal 2007”) while approximately 84.0% of Transportation Systems backlog is expected to be recognized as revenue in Fiscal 2007. At March 31, 2005, we had backlog of approximately $18.9 million, which was comprised of $1.7 million related to Roadway Sensors, $3.4 million related to Automotive Sensors and $13.8 million related to Transportation Systems. All March 31, 2005 backlog for Roadway Sensors and Automotive Sensors was recognized as revenue in Fiscal 2006 while 71.0% of Transportation Systems March 31, 2005 backlog was recognized as revenue in Fiscal 2006. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

Most of our development activities are conducted at our principal facilities in Anaheim, California. Our company-sponsored research and development costs and expenses were approximately $5.1 million for Fiscal 2006, $4.2 million for the fiscal year ended March 31, 2005 (“Fiscal 2005”), and $3.9 million for the fiscal year ended March 31, 2004 (“Fiscal 2004”). We expect to continue to pursue significant product development programs and incur significant research and development expenditures.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We believe that AutoVue is the only established commercially-available lane departure warning system used in the U.S. and in Europe in the heavy truck market. Potential competitors of AutoVue include Delphi Automotive Systems Corporation domestically, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch GmbH in Europe, as well as Siemens, Continental Tavis, Visteon and Cognex, which could be currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, we compete with manufacturers of other “above ground” video camera detection systems such as Econolite Control Products, Inc., Traficon, N.V., Quixote, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

The transportation management and traveler information systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced transportation management and traveler information systems include national corporations such as Transcore, Siemens, PB Farradyne, Inc., Kimley-Horn and Associates, Inc. and National Engineering Technology, Inc. Our competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc., URS, HNTB and Parsons Transportation Group, Inc., as well as many smaller regional engineering firms.

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

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold ten U.S. patents, which expire commencing in 2008, and have two U.S. patent applications pending relating to our outdoor image processing techniques used in our AutoVue systems. Nine of our patents relate specifically to our AutoVue technology and provide a basis for enhanced functionality for rain sensing and improved performance. We believe that our other patents, while important for our technology platforms, are less critical to our near term product strategy. We cannot assure you that any new patents will be granted pursuant to any outstanding or subsequent applications.

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

Litigation may be necessary in the future to enforce our proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend us against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, as well as from the diversion of management’s resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition and results of operations.

Employees

We refer to our employees as associates. As of June 6, 2006, we employed an aggregate of 219 associates, including 45 associates in general management, administration and finance; 23 associates in sales and marketing; 117 associates in engineering and product development; 24 associates in operations, manufacturing and quality; and 10 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

We Have Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future. Although we had net income of $80,000 from continuing operations in the year ended March 31, 2006, we experienced net losses from continuing operations of $11.3 million and $1.9 million in the years ended March 31, 2005 and 2004, respectively. While we have divested other business units, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All. We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $590,000 in the year ended March 31, 2005 to negative cash flows from operations of $718,000 in the year ended March 31, 2004. Additionally, we failed to meet certain debt covenants under our credit agreement with our bank in two of our last four fiscal quarters. Our line of credit under this credit agreement expires on July 31, 2006; and we cannot assure you that we will be able to renew this line of credit facility on acceptable terms, in a timely manner or at all.

Although we completed a $10.1 million convertible debenture financing and our Iteris Subsidiary closed a $5.0 million term loan in May 2004, the majority of the proceeds from such financings were used to purchase the Series A preferred stock of our Iteris Subsidiary which were held by outside investors. At March 31, 2006, we had $131,000 of cash and cash equivalents and an outstanding balance of $2.7 million on our line of credit, which is used to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected. Along with our independent registered public accounting firm, we will be evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year beginning in our fiscal year ending March 31, 2008 at the earliest, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008 at the earliest. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. We may not be able to complete our Section 404 compliance on a timely basis and even if we timely complete our compliance requirements, our independent auditors may still conclude that our internal controls over financial reporting are not effective.

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

As of March 31, 2005, we became aware of a material weakness in our internal controls related to the accounting for the consolidation of our deferred compensation savings plan and certain contract administration. We cannot assure you that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our evaluation, our management concluded that, as of March 31, 2004, our internal control over financial reporting was not effective due to the existence of one material weakness. We may experience additional material weaknesses in the future. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We May Experience Production Gaps Or Delays In The Transition To Our Next Generation LDW System And Have Exhausted Component Supplies For Our Legacy AutoVue LDW Systems, Which Could Materially And Adversely Impact Our Sales And Financial Results And The Ultimate Acceptance Of AutoVue. We are in the process of transitioning to production of a next generation LDW system and experienced a significant decline in orders from our largest AutoVue OEM customer for the heavy truck market as a result of this transition. Although we have qualified our next generation system with our largest customer, we must continue to qualify the new system with our other customers. We cannot assure you that such qualifications will be successful or that we will not experience a decline in demand as a result of this transition. As a result, we could experience a gap or delay in production as we transition to this next generation system. In some cases, such gaps or delays may be driven by customer transition issues. In addition, we have run out of certain components used in the manufacture of our legacy AutoVue LDW system for the heavy truck market. As such, a timely completion of these qualifications and the successful transition will be critical to our future success. Additionally, it is possible that we could experience unforeseen quality control issues as we ramp up to full production of our next generation LDW system. Should any such delay or disruption occur in transitioning to production of our next generation LDW system, our future sales will likely be materially and adversely affected.

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results. A significant portion of our sales were derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 38.3%, 37.4% and 48.2% of our total net sales and contract revenues for the years ended March 31, 2006, 2005 and 2004, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of any of our executive officers or key members of management could adversely affect our business, financial condition or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. In particular, the future success of our Transportation Systems business will depend on our ability to hire additional qualified engineers and planners. Competition for qualified employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

We Have Experienced Growth In Recent Periods. If We Fail To Manage Our Growth Effectively, We May Be Unable To Execute Our Business Plan And May Experience Future Weaknesses In Our Internal Controls. We have expanded our overall business, particularly in our Vantage and AutoVue product lines. In order to achieve our business objectives, we will need to continue to expand our business and add additional qualified personnel. Such expansion has placed and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

To accommodate this growth, we launched a new ERP system in April 2006. Accordingly, we may experience problems commonly experienced by other companies in connection with such implementations, including but not limited to, potential bugs in the system, component or supply delays, training requirements and other integration challenges and delays. Any difficulties we might experience in connection with our new ERP system could have a material adverse effect on our financial reporting system and internal controls.

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

Certain of the components used in our Vantage and AutoVue products may need to be re-engineered in the next 18 months as the industry is moving towards a standard of using lead-free components. We cannot assure you as to the timing of the adoption of this new standard or our ability to successfully redesign our products to incorporate compliant components. In addition, if the standard is adopted earlier than anticipated we may experience a shortage of Vantage and AutoVue products as a result of potential scarcity of lead-free components.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We may experience more competition in our Vantage business in Fiscal 2007 as the department of transportation in one of our largest sales territories is moving to a multisource contracting environment from one in which Iteris is the preferred supplier. In addition, one of the other developers of LDW systems was recently acquired by a larger company. While this developer has not been a material competitor to date, we may experience more competition from this provider as a result of its greater access to resources from its acquirer, and additional competitors may enter this market in the future.

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

•                                          the availability and cost of components used in the manufacture of our products;

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

We Could Experience Negative Financial Impacts Arising From Developments In Contingencies Created Under Our Previous Structure Or By Former Subsidiaries. Although we divested ourselves of all business units, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. In particular, we are presently party to a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries (refer to Note 7 to the consolidated financial statements). The outcome of this lawsuit is presently uncertain. Although we are not aware of any other material contingencies, it is possible that other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of March 31, 2006, our officers and directors owned approximately 16% of the outstanding shares of our common stock (and approximately 25% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2006). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                             PROPERTIES

Our headquarters and principal operations are housed in approximately 94,000 square feet of leased space located at 1515 South Manchester Boulevard in Anaheim, California, for which we pay a monthly lease rate of $84,000. The Anaheim facility includes our operations and administrative offices (approximately 84,000 dedicated square feet) and the operations of our former subsidiary, MAXxess Systems, Inc. (approximately 10,000 dedicated square feet). The portion of the facility occupied by MAXxess is subleased at a rate of $10,000 per month. The lease for the Anaheim facility does not contain any renewal options and expires on October 31, 2007.

For additional information regarding our obligations under property leases, see Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

ITEM 3.                             LEGAL PROCEEDINGS

The information set forth under Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2006.

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

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Fiscal 2005
Quarter Ended June 30, 2004	$4.10	$2.60	$3.00	$3.00
Quarter Ended September 30, 2004	3.60	2.85	3.00	3.00
Quarter Ended December 31, 2004	3.87	2.90	3.00	3.00
Quarter Ended March 31, 2005	3.43	2.30	N/A	N/A

Fiscal 2006
Quarter Ended June 30, 2005	$2.89	$2.00	N/A	N/A
Quarter Ended September 30, 2005	3.40	2.57	N/A	N/A
Quarter Ended December 31, 2005	2.80	2.02	N/A	N/A
Quarter Ended March 31, 2006	2.80	1.85	N/A	N/A

On June 28, 2006, the last reported sale price of our common stock on the AMEX was $2.20. As of June 28, 2006, we had 580 holders of record of our common stock according to information furnished by our transfer agent.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended March 31, 2006. The statement of operations and balance sheet data for the years ended and as of March 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. The accompanying consolidated financial statements have been restated to reflect the classification and presentation of our former subsidiaries, Broadcast, Inc., Zyfer Inc., Mariner Networks, Inc., Gyyr, Inc. and MAXxess Systems, Inc., as discontinued operations for all periods presented. See Note 1 to the accompanying consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Year Ended March 31
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales and contract revenues:
Net sales	$31,156	$29,062	$23,470	$19,112	$17,104
Contract revenues	19,330	17,335	21,813	22,283	20,205
Total net sales and contract revenues	50,486	46,397	45,283	41,395	37,309
Costs and expenses:
Cost of net sales	16,465	15,645	12,758	9,366	8,401
Cost of contract revenues	12,395	11,398	14,712	15,110	12,043
Selling, general and administrative expenses	14,999	13,964	12,844	14,105	14,627
Research and development expenses	5,088	4,193	3,923	3,908	3,434
Stock-based compensation	725	11,777	—	—	—
Amortization of intangible assets	147	114	—	—	—
Deferred compensation expense (benefit)	48	(484)	868	—	—
Disposal of fixed assets	—	422	—	—	—
Acquired in-process research and development	—	140	—	—	—
Restructuring charges	—	—	—	—	1,142
Total costs and expenses	49,867	57,169	45,105	42,489	39,647
Income (loss) from operations	619	(10,772)	178	(1,094)	(2,338)
Non-operating income (expense):
Other income (expense), net	35	1,054	1,003	417	(1,365)
Interest expense, net	(1,459)	(1,178)	(123)	(761)	(4,190)
Income (loss) from continuing operations before income taxes and minority interest	(805)	(10,896)	1,058	(1,438)	(7,893)
Income tax benefit (provision)	885	94	(100)	—	785
Minority interest in earnings of subsidiary	—	(526)	(2,813)	(3,818)	(1,910)
Income (loss) from continuing operations	80	(11,328)	(1,855)	(5,256)	(9,018)
Income (loss) from discontinued operations, net of taxes	—	—	1,215	(7,892)	(17,120)
Extraordinary loss from early extinguishment of debt, net of taxes	—	—	—	—	(450)
Net income (loss)	$80	$(11,328)	$(640)	$(13,148)	$(26,588)

Basic earnings (loss) per share:
Continuing operations	$0.00	$(0.45)	$(0.09)	$(0.37)	$(0.80)
Discontinued operations	—	—	0.06	(0.55)	(1.52)
Extraordinary loss	—	—	—	—	(0.04)
Basic earnings (loss) per share	$0.00	$(0.45)	$(0.03)	$(0.92)	$(2.36)

Diluted earnings (loss) per share:
Continuing operations	$0.00	$(0.45)	$(0.09)	$(0.37)	$(0.80)
Discontinued operations	—	—	0.06	(0.55)	(1.52)
Extraordinary loss	—	—	—	—	(0.04)
Diluted earnings (loss) per share	$0.00	$(0.45)	$(0.03)	$(0.92)	$(2.36)
Shares used in calculating basic earnings (loss) per share	28,182	25,284	19,454	14,276	11,267
Shares used in calculating diluted earnings (loss) per share	32,737	25,284	19,454	14,276	11,267

	At March 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$3,293	$2,197	$9,369	$3,368	$(7,349)
Total assets	49,633	46,656	30,065	34,842	52,238
Long-term debt (less current portion)	11,374	10,315	891	1,265	2,042
Accumulated deficit	(110,356)	(110,436)	(99,108)	(98,468)	(85,320)
Total stockholders’ equity (deficit)	18,635	17,462	(1,076)	(5,340)	4,203

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this report and the “Risk Factors” section in Item 1A, as well as other cautionary statements and risks described elsewhere in this report, before deciding to purchase, hold or sell our common stock.

Overview

We are a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using our proprietary software and ITS industry expertise, we provide video sensor systems, transportation management and traveler information systems and other engineering and consulting services to the ITS industry. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

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

Our AutoVue LDW systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 50,000 production AutoVue LDW units have been sold for car and truck platforms in the North American and European markets. Our AutoVue LDW systems are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks. In September 2003, we entered into an agreement with Valeo, pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold. To date, royalty payments from Valeo have not been significant. Pursuant to this agreement, we also generate revenues from Valeo by providing specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our LDW technology on three Infiniti platforms, the FX, M and Q, where the device is offered as part of the technology option package. Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market, as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning and other engineering for the implementation of transportation infrastructure and related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs. These services and systems are sold to local, state and national transportation agencies in the United States. Our transportation management systems business is largely dependent upon governmental funding and budgetary issues. The Federal Highway Bill was passed in August 2005, which provides for a significant increase in transportation funding over the next six years. Historically, there have been significant delays between the passage of funding bills and the allocation of related funding to specific contracts. Accordingly, while we have seen an increase in activity following the passage of the bill, we cannot currently predict the full impact that this bill will have on our transportation management systems business. We anticipate that the success of our transportation systems business will continue to be dependent in part on government spending and the budgetary process.

We have historically operated multiple business units. During the fiscal year ended March 31, 2003 (“Fiscal 2003”), we operated in three business segments consisting of ITS, video products, and telecom products. The ITS segment consisted of our current operations, which was previously conducted by the Iteris Subsidiary. The video products segment consisted of our former wholly-owned subsidiaries, MAXxess Systems, Inc. (“MAXxess,” previously known as Gyyr Incorporated), which designed and manufactured security management systems, and Broadcast, Inc. (“Broadcast”), which developed and supplied software based systems to automate and control the multiple classes of equipment used in broadcast studios and satellite uplink facilities. Our telecom segment consisted of our wholly-owned subsidiary, Zyfer, Inc. (“Zyfer”), which developed and manufactured timing and synchronization products and which, prior to its incorporation, was operated as our Communications division.

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

• In May 2003, we sold the assets of Zyfer for a purchase price of $2.3 million in cash and the assumption of liabilities, plus future incentive payments based on the revenues generated by the sale of Zyfer’s products or the license of its technologies. In October 2004, we received an incentive payment of $135,000 related to the twelve month period ended April 30, 2004, and in September 2005, we received an incentive payment of $83,000 related to the twelve month period ended April 30, 2005.

• In September 2003, we sold substantially all of the assets of MAXxess to an investor group that included one of our directors and certain members of the MAXxess management group. The consideration for the sale consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million on this sale.

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

• In October 2004, we merged the Iteris Subsidiary into us and the remaining minority interest in the Iteris Subsidiary (consisting of 1.2 million shares of common stock of the Iteris Subsidiary) was converted to 2.5 million  shares of our common stock valued at $7.6 million at the merger date. Immediately following the merger, we converted all of our outstanding Class B common stock (922,000 shares) into 1.0 million shares of our common stock (which was formerly designated as Class A common stock). In connection with this merger, we also assumed 3.1 million outstanding options and 327,000 warrants to purchase common stock of the Iteris Subsidiary, which became options and warrants to purchase an aggregate of 6.1 million  and 654,000 shares, respectively, of our common stock.

• In October 2004, we amended our certificate of incorporation to (a) change the voting rights of our Class A common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename our Class A common stock to common stock. As a result, we currently have only one class of capital stock outstanding, the common stock.

Our financial statements for all periods presented in this report have been restated to reflect the discontinuation of the operations of Broadcast, Zyfer and MAXxess.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included herein, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, and warranty reserves. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Warranty. Unless otherwise stated, we provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to certain OEM customers sometimes carry longer warranties. Defective products are either repaired or replaced, at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty provision is included within accrued expenses on the accompanying consolidated balance sheets. Should our actual experience of warranty returns be higher than anticipated, additional warranty reserves may be required, which may adversely affect our operating results.

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

	Fiscal Year Ended March 31,
	2006	2005	2004

Net sales and contract revenues:
Net sales	61.7%	62.6%	51.8%
Contract revenues	38.3	37.4	48.2
Total net sales and contract revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of net sales	32.6	33.7	28.2
Cost of contract revenues	24.6	24.6	32.5
Selling, general and administrative expenses	29.7	30.1	28.4
Research and development expenses	10.1	9.0	8.6
Stock-based compensation expense (benefit)	1.4	25.4	—
Amotization of intangible assets	0.3	0.2	—
Deferred compensation	0.1	(1.0)	1.9
Disposal of fixed assets	—	0.9	—
Acquired in-process research and development	—	0.3	—
Total costs and expenses	98.8	123.2	99.6
Income (loss) from operations	1.2	(23.2)	0.4

Non-operating income (expense):
Other income, net	0.1	2.2	2.2
Interest expense, net	(2.9)	(2.5)	(0.3)
Loss from continuing operations before income taxes and minority interest	(1.6)	(23.5)	2.3
Income tax benefit (provision)	1.8	0.2	(0.2)
Minority interest in earnings of subsidiary	—	(1.1)	(6.2)
Income (loss) from continuing operations	0.2	(24.4)	(4.1)
Income from discontinued operations, net of income taxes	—	—	2.7
Net income (loss)	0.2%	(24.4)%	(1.4)%

Years Ended March 31, 2006, 2005, and 2004

Net Sales and Contract Revenues. Net sales consist principally of sales of our Vantage video detection systems and AutoVue LDW systems, as well as technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities. Contract revenue consists principally of revenue derived from systems integration and ITS consulting services with state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 11.5% of total net sales and contract revenues in Fiscal 2006. Total net sales and contract revenues increased 8.8% to $50.5 million in Fiscal 2006 compared to $46.4 million in Fiscal 2005, and increased 2.5% in Fiscal 2005 compared to $45.3 million in Fiscal 2004.

Net sales increased 7.2% to $31.2 million in Fiscal 2006 compared to $29.1 million in Fiscal 2005, and increased 23.8% in Fiscal 2005 compared to $23.5 million in Fiscal 2004. The increase in net sales in each of the periods reflected increased unit sales of our Vantage vehicle detection systems and increased unit sales of our AutoVue LDW systems. Net sales from AutoVue products and services increased 22.0% in Fiscal 2006 compared to Fiscal 2005, and represented 28.0% of our total net sales in Fiscal 2006 versus 24.6% of our total net sales in Fiscal 2005. The increase in sales of AutoVue products was principally related to increased unit sales of LDW systems in the European and North American commercial heavy truck markets which increased 35.6% in Fiscal 2006 compared to Fiscal 2005. While overall unit sales of AutoVue LDW systems increased in Fiscal 2006, AutoVue revenues in the fourth quarter of Fiscal 2006 declined slightly primarily as a result of OEM volume discounts provided to our largest customer and the impact of the transition to our next generation AutoVue production unit for the heavy truck market in the latter part of Fiscal 2006. AutoVue unit sales in Fiscal 2007 may be adversely impacted due to slower than expected adoption rates for such next generation production unit by our largest customer and other OEMs as well as potential additional OEM volume discounts.

Vantage sales comprised 72.0%, 75.4% and 82.1% of net sales in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. The majority of Vantage revenues were derived from sales within North America. Vantage sales growth was primarily due to increased market adoption of video-based detection technologies for traffic intersection management and our ability to obtain additional contracts with state departments of transportation. Vantage sales growth in the fourth quarter of Fiscal 2006 was primarily the result of strong sales in the sun-belt states and less seasonality due to more moderate winter weather conditions in the current period. We may experience more competition in our Vantage business in Fiscal 2007 as the department of transportation in one of our largest sales territories is moving to a multisource contracting environment from one in which Iteris is the preferred supplier. Additionally, we have experienced increased lead times in procuring components, which could adversely effect net sales in the future.

Contract revenues increased 11.5% to $19.3 million in Fiscal 2006 compared to $17.3 million in Fiscal 2005, and decreased 20.5% in Fiscal 2005 compared to $21.8 million in Fiscal 2004. Contract revenues reflect a broad range of fixed price and cost plus fixed fee contracts for engineering study and design, systems integration and system implementation. Contract revenues are dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation. All of our contract revenue is currently derived from work performed in North America.

We believe the increase in Fiscal 2006 contract revenues compared to Fiscal 2005 was largely the result of the passage of the Federal Highway Bill in August 2005, as well as increased spending at the state and local levels. The increase in contract revenues in Fiscal 2006 was also due to continued growth in the California market and stronger sales in the Eastern U.S. market. The decrease in Fiscal 2005 from Fiscal 2004 was primarily due to budgetary constraints in both the federal and California markets, where a significant portion of our contract revenues have been derived during the last several years. We believe these constraints were exacerbated by the delay in the adoption of the Federal Highway Bill.

Gross Profit. Total gross profit increased 11.7% to $21.6 million in Fiscal 2006 compared to $19.4 million in Fiscal 2005, and increased 8.7% from $17.8 million in Fiscal 2004 compared to Fiscal 2005. Total gross profit as a percent of net sales and contract revenues increased to 42.8% in Fiscal 2006 compared to 41.7% in Fiscal 2005 and 39.3% in Fiscal 2004.

Gross profit as a percentage of net sales was 47.2% in Fiscal 2006 compared to 46.2% in Fiscal 2005 and 45.6% in Fiscal 2004. The 100 basis point increase in gross profit in Fiscal 2006 compared to Fiscal 2005 was primarily a result of increased margins on Roadway Sensor products due to product improvements aimed at reducing the cost of goods sold, better overhead absorption on higher unit sales and a change in our Roadway Sensor business model in California to a direct sales model.

The increase in gross profit as a percent of net sales in Fiscal 2005 compared to Fiscal 2004 was primarily a result of increased margins on AutoVue activities due to better overhead absorption on higher unit sales of LDW systems to the heavy truck market as well as the recognition of technology access fee revenue and royalty revenue from Valeo, both of which provide a 100% gross margin. These increases were somewhat offset by declining margins related to the sales of Vantage products due to lower unit pricing on large, high volume state contracts and increased price pressure in the industry.

Gross profit as a percent of contract revenues increased to 35.9% in Fiscal 2006 compared to 34.2% in Fiscal 2005 and 32.6% in Fiscal 2004. We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given year. The increase in Fiscal 2006 reflects a mix of higher margin contracts in Fiscal 2006 as compared to Fiscal 2005 and Fiscal 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 7.4% to $15.0 million (or 29.7% of total net sales and contract revenues) in Fiscal 2006 compared to $14.0 million (or 30.1% of total net sales and contract revenues) in Fiscal 2005, and increased 8.7% in Fiscal 2005 compared to $12.8 million (or 28.4% of total net sales and contract revenues) in Fiscal 2004. The increase in Fiscal 2006 compared to Fiscal 2005 was principally related to additional accounting and legal fees incurred in the first and second quarter of Fiscal 2006 related to a change in audit firms, costs incurred in anticipation of compliance with the Sarbanes-Oxley Act of 2002, additional common area charges incurred in connection with our Anaheim headquarters and increased outside sales commissions paid in connection with our Roadway Sensor business due to the business model change in California. The increase in Fiscal 2005 compared to Fiscal 2004 was principally related to $807,000 of severance charges recorded in connection with the merger and acquisition of the Iteris Subsidiary in October 2004, as well as increased costs to support expanded sales and marketing efforts for our Vantage and AutoVue products in Fiscal 2005. We are expecting the Mariner Networks, Inc. matter described in Note 7 to the accompanying consolidated financial statements to go to trial in the second quarter of Fiscal 2007 and, accordingly, we may experience an increase in selling, general and administrative expenses due to increased legal fees over the next couple quarters.

Research and Development Expense. Research and development expense increased 21.3% to $5.1 million (or 10.1% of total net sales and contract revenues) in Fiscal 2006 compared to $4.2 million (or 9.0% of total net sales and contract revenues) in Fiscal 2005, and increased 6.9% in Fiscal 2005 compared to $3.9 million (or 8.6% of total net sales and contract revenues) in Fiscal 2004. The increase in research and development expense in Fiscal 2006 compared to Fiscal 2005 reflects increased spending for both our Vantage video detection products and our AutoVue LDW system for the heavy truck market. Additional development funds were allocated to the Roadway Sensors business to introduce new products during the current year, refresh the existing product line and enhance cost reduction activities. Additional funds allocated to the Automotive Sensors business were primarily used to develop the next generation AutoVue LDW system for the heavy truck market in Europe and North America. We anticipate incurring additional research and development expenses in Fiscal 2007 in connection with the qualification of such systems for other OEMs.

The increase in research and development expense in Fiscal 2005 compared to Fiscal 2004 reflects increased spending to support the development of AutoVue products, which was partially offset by decreased spending to support the development of Vantage products. AutoVue product development related largely to the development of the next generation LDW unit for the heavy truck market, which consisted of product re-engineering and qualification of a new imager. The increases were primarily in the areas of personnel costs and related benefits and overhead, prototype material costs, and consulting fees. Vantage product development primarily reflects activities for product line extensions to support new communications platforms and to accommodate new camera designs.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Stock-Based Compensation. On October 22, 2004, we recorded an $11.3 million charge for stock-based compensation in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into our common stock. This charge was based on the differences between the fair market value of our common stock on the merger date and the exercise prices of the modified stock options. Additionally, we recorded approximately $1.4 million in deferred compensation expense related to the unvested Iteris Subsidiary stock options also assumed as part of the merger, which will be amortized to stock-based compensation expense as the options vest. We amortized $725,000 and $508,000 of the $1.4 million of deferred compensation to stock-based compensation expense in Fiscal 2006 and 2005, respectively. Beginning with our fiscal quarter ending June 30, 2006, we will incur additional stock-based compensation charges in connection with our adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

Deferred Compensation Expense (Benefit).  Deferred compensation expense (benefit) represents changes in the fair value of assets, primarily shares of our common stock, held by our deferred compensation savings plan under which certain senior executives may defer compensation. Prior to the merger of the Iteris Subsidiary into us in Fiscal 2005, the plan held shares of Iteris Subsidiary common stock. In connection with the Fiscal 2005 merger of the Iteris Subsidiary into us, shares of Iteris Subsidiary common stock held by the plan were exchanged for shares of our common stock. Changes in the value of common stock held by the plan resulted in an expense of $48,000 in Fiscal 2006, a benefit of $484,000 in Fiscal 2005 and an expense of $868,000 in Fiscal 2004. No compensation was deferred into the plan in Fiscal 2006, Fiscal 2005 and Fiscal 2004.

Disposal of Fixed Assets. After the October 22, 2004 merger of the Iteris Subsidiary into us, we conducted a review of our property and equipment and determined that certain corporate property and equipment would not provide value to our on-going operations. These assets primarily consisted of furniture and fixtures and computer equipment. Accordingly, we recorded a $422,000 loss on disposal of fixed assets in Fiscal 2005. No such disposals were made in Fiscal 2006.

Other Income, Net. Other income, net reflects the following:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Gain on sale of real estate	$—	$—	$970
Loss on sale of Iteris common stock	—	—	—
Gain on settlement of lawsuit	—	949	—
Other	35	105	33
Other income, net	$35	$1,054	$1,003

Other income, net in Fiscal 2005 primarily reflects a $949,000 gain recognized on the settlement of litigation. We were a beneficiary of, but not a party to, litigation between Rockwell International and the Michigan Department of Transportation. Other income, net in Fiscal 2004 includes a gain of $970,000 recognized on the sale and leaseback of our Anaheim, California facility, which was consummated in May 2002.

Interest Expense, Net. Interest expense, net reflects the net of interest expense and interest income as follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Interest expense	$1,461	$1,180	$125
Interest income	(2)	(2)	(2)
Interest expense, net	$1,459	$1,178	$123

Interest expense increased 23.8% in Fiscal 2006 compared to Fiscal 2005 and increased 844.0% in Fiscal 2005 compared to Fiscal 2004. The increase in interest expense in Fiscal 2006 compared to Fiscal 2005 is mainly related to an increase in the interest rate on our line of credit and term debt as well as an increase on average borrowings on the line. The increase in Fiscal 2005 was due to additional interest expense incurred related to the $5.0 million term debt entered into by the Iteris Subsidiary on May 28, 2004 (which was assumed by us in October 2004), interest expense related to the $10.1 million convertible debentures issued by us on May 19, 2004, the amortization of debt discounts associated with the issuance of the convertible debentures and related warrants, and increased borrowings on our line of credit.

Income Taxes. During Fiscal 2006, we recognized an income tax benefit of $885,000, and at March 31, 2006, our balance sheet included net deferred tax assets of $1.6 million. The ability to record the deferred tax asset was based on the more likely than not criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. During Fiscal 2005, we recognized an income tax benefit of $94,000 and at March 31, 2005, we recorded a net deferred tax asset of $660,000.

At March 31, 2006, we had $49.2 million of federal net operating loss carryforwards and $22.6 million of state net operating loss carryforwards that begin to expire in 2019 and 2007, respectively. Due to changes in stock ownership, our federal net operating loss carryforwards are subject to a Section 382 limitation estimated at approximately $2.9 million annually which can be utilized to offset federal consolidated taxable income. As a result of this limitation, a portion of our carryforwards are expected to expire before becoming available to reduce future income tax liabilities.

Although the impact cannot be precisely determined, we believe that our net operating loss carryforwards and the valuation allowance we have recorded against our net deferred tax assets in our consolidated balance sheet will cause us to have future income tax payments and income tax expense that are substantially lower than the income tax liability and income tax expense calculated using statutory tax rates.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary represents the minority stockholders’ share of the Iteris Subsidiary’s net income or loss combined with the accretion of the redemption preference of the Iteris Subsidiary’s Series A preferred stock. On October 22, 2004, we completed the merger of the Iteris Subsidiary into us. As a result of the completion of the merger in the third quarter of Fiscal 2005, the minority interest in earnings of subsidiary decreased from $2.8 million in Fiscal 2004 to $526,000 in Fiscal 2005, and we did not incur any charge for minority interest during Fiscal 2006. No future charges for minority interest are anticipated.

Income (Loss) from Discontinued Operations, Net of Income Taxes. As discussed in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of operations related to certain businesses discontinued by us in Fiscal 2004 are reflected as discontinued operations in our consolidated financial statements. As of the end of Fiscal 2004, we had completed all such restructuring activities so that we could focus our efforts in the ITS marketplace.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we believe we could obtain additional funds through additional borrowings or the sale of equity securities. At March 31, 2006, we had $3.3 million in working capital, which included borrowings of $2.7 million on our revolving line of credit and $131,000 in cash and cash equivalents. This compares to working capital of $2.2 million at March 31, 2005, which included borrowings of $945,000 on our revolving line of credit and $46,000 in cash. Our operations provided $218,000 of cash during Fiscal 2006, primarily as a result of planned decreases in inventory and the timing of payments on accrued expenses and payables. These were partially offset by increases in accounts receivable and net costs and estimated earnings in excess of billings on uncompleted contracts, both as a result of sales growth. During Fiscal 2005, our operations provided $590,000 of cash, primarily due to the receipt of $949,000 related to a legal settlement between Rockwell International and the Michigan Department of Transportation to which we were a third party beneficiary. We used cash in operations of $718,000 in Fiscal 2004, which was primarily the result of our loss from continuing operations.

Investing activities for Fiscal 2006, Fiscal 2005 and Fiscal 2004 consisted primarily of purchases of property and equipment, which aggregated $1.3 million, $670,000 and $558,000, respectively. In the current fiscal year, capital expenditures have increased significantly primarily due to hardware, software and related labor costs to implement a new enterprise resource management system, which will be put into use at the beginning of our next fiscal year. We expect to continue to incur substantial additional cost, which could amount to several hundred thousand dollars, in the next three to six months related to this new system. Most of this cost will be in the form of training and support activities, which will be recorded as expense when incurred.

Cash provided by financing activities was $1.1 million in Fiscal 2006, which was the result of net borrowings of $403,000 and cash inflows of $333,000 from the exercise of outstanding stock options and warrants to purchase our common stock. During Fiscal 2005, financing activities used $2.5 million of cash, which was comprised of net cash outflows of approximately $3.1 million related to the merger activities described more fully above in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the accompanying consolidated financial statements, partially offset by $501,000 in proceeds from the exercise of stock options and warrants to purchase our common stock. We generated $3.4 million in cash from financing activities in Fiscal 2004, primarily as a result of $3.8 million raised from the sale of our common stock and related warrants, offset by $467,000 in net payments against borrowings.

Borrowings

The following table summarizes our borrowings and long-term debt:

At March 31, 2006
(In thousands)
Convertible debentures, net	$9,203
Bank term note	2,708
Promissory note to landlord	1,292
Other long-term debt	140
Revolving line of credit	2,662
$16,005

Effective August 1, 2005, we renewed our credit agreement with our bank. This credit agreement, which expires on July 31, 2006, provides for borrowings of up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable and inventories as defined in the credit agreement. At March 31, 2006, we failed to meet a financial covenant under this agreement that limits the amount of capital expenditures we may make in any fiscal year. On May 19, 2006, our bank waived its right of default regarding this covenant violation for the year ended March 31, 2006. We are currently in the process of renegotiating this credit agreement; however, we cannot assure you that we will be able to complete these negotiations successfully, on acceptable terms, or at all. At March 31, 2006, we had $3.8 million available under the revolving line of credit, of which $1.1 million was unused. Assuming the line of credit is renewed or replaced, we believe the combination of available borrowings on our line of credit and our internally generated cash flows will be sufficient to enable us to execute our operating plans and meet our obligations on a timely basis for at least the next twelve months.

Contractual Obligations

Our contractual obligations are as follows at March 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Lines of credit	$2,662	$—	$—	$—	$—	$—	$2,662
Notes payable	1,969	1,946	225	—	—	—	4,140
Convertible debentures	—	—	—	9,850	—	—	9,850
Operating leases	1,305	792	116	85	43	—	2,341
Total	$5,936	$2,738	$341	$9,935	$43	$—	$18,993

At March 31, 2006, we had firm commitments to purchase inventory in the amount of $1.3 million during the first and second quarters of Fiscal 2007.

Off Balance Sheet Arrangements

In connection with the restructuring and merger activities described in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 3, 5 and 9 to the accompanying consolidated financial statements, in May 2004 we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at a conversion price of $3.61 per share. At March 31, 2006, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our consolidated financial statements in connection with this conversion feature.

At March 31, 2006, outstanding warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.64 per share and outstanding warrants to purchase an aggregate of 62,500 shares of common stock at an exercise price of $1.95 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

In connection with the issuance of warrants to purchase 1,250,000 shares of our common stock at $1.64 per share and 426,667 shares of our common stock at $3.00 per share, we are a party to certain registration rights agreements that contain provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the underlying shares of common stock.  These warrants have been accounted for within equity in our consolidated balance sheets in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  The warrants to purchase 426,667 shares of our common stock and the related rights to liquidated damages expired unexercised on May 31, 2006.  As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreements associated with these warrants.

10b5-1 Plan

In June 2006, Abbas Mohaddes, our Executive Vice President and General Manager, entered into a 10b5-1 plan covering 200,000 shares of our common stock. Pursuant to this plan, Mr. Mohaddes may sell up to 17,000 shares each month provided that the stock price is at least $2.50 per share.

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

On December 16, 2004, the FASB issued SFAS No. 123, which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). In accordance with SEC Release No. 33-8568, SFAS 123R became effective for us on April 1, 2006. We plan to use the modified-prospective method of recognition of compensation expense related to share-based payments.

The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position. The balance of unearned stock-based compensation to be included in our fiscal years ending March 31, 2007 through 2010 related to share-based awards unvested at March 31, 2006, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $521,000. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. Had we adopted SFAS 123R in prior periods, the magnitude of the impact on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 to the accompanying consolidated financial statements.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit, bank term note and a promissory note to our landlord. Our line of credit, bank term note and promissory note to our landlord bear interest based on the prevailing prime rate (7.75% at March 31, 2006). A 10% increase in the interest rate on our line of credit, bank term note and promissory note to our landlord (from 10.75% to 11.83% on the line of credit, from 8.00% to 8.80% on the bank term note and from 9.75% to 10.73% on the promissory note to our landlord) would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this report.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management necessarily applied its judgment in evaluating the cost-benefit relationship of such controls and procedures.

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

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Officers,” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Code of Ethics. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions,” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)               Documents filed as part of this report:

1. Financial Statements. The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.             Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts	62

All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

3.             Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit Number	Description	Where Located

3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Form of rights certificate for preferred stock purchase rights	Exhibit A of Exhibit 4 to the registrant’s Current Report on Form 8-K as filed with the SEC on May 1, 1998

10.1*	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

Exhibit Number	Description	Where Located
10.2*	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to the registrant’s Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3*	Form of Executive Deferral Plan between the registrant and certain employees of the registrant	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.6*	1997 Stock Incentive Plan (as amended on May 3, 2003, as further amended on December 15, 2004)	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.7*	Form of Notice of Grant of Stock Option for the following executive officers: Jack Johnson, Richard D. Crawshaw, Gregory McKhann, Francis Memole, James S. Miele and Stephen Edwin Rowe	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8*	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11*	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13*	Form of Notice of Grant of Automatic Stock Option—Initial Grant for the following directors: Richard Char	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.14*

Form of Notice of Grant of Automatic Stock Option—Annual Grant for the following directors: Kevin C. Daly, Ph.D., Gary Hernandez, Dr. Hartmut Marwitz, Gregory A. Miner, John W. Seazholtz, Joel Slutzky, Thomas L. Thomas and Paul E. Wright

Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15*	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

Exhibit Number	Description	Where Located
10.16	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including the exhibits thereto.	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004.

10.17	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.18*	Change in Control Agreement dated May 8, 2003 by and between the registrant and Gregory A. Miner	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 14, 2003

10.19*	Change in Control Agreement dated May 20, 2003 by and between the registrant and Jack E. Johnson	Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2004

10.20*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.21*

Form of Notice of Grant, including forms of Option Agreement and Stock Purchase Agreement for the following directors and executive officers: Gary Hernandez, Dr. Hartmut Marwitz, Paul E. Wright, Jack Johnson, Richard D. Crawshaw, Gregory McKhann, Francis Memole, James S. Miele, Abbas Mohaddes and Stephen Edwin Rowe

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.22*	Form of Addendum to Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.23*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.24	Wells Fargo Bank Credit Agreement dated May 27, 2004	Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.25	Wells Fargo Bank Assumption and Amendment Agreement dated October 20, 2004	Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.26	Wells Fargo Bank Revolving Line of Credit Note dated May 27, 2004	Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.27	Wells Fargo Bank Term Note dated May 27, 2004	Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.28	Wells Fargo Bank Continuing Security Agreement Rights to Payment and Inventory dated May 27, 2004	Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.29	Wells Fargo Bank Security Agreement Equipment dated May 27, 2004	Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.30*	Iteris, Inc. Deferred Compensation Savings Plan and Grantor Trust	Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

Exhibit Number	Description	Where Located
10.31+	Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and Class 2 Vehicle Markets Incorporating Iteris’ LDWS Technology (Valeo Schalter and Sensoren GmbH)	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004

10.32	Second Amendment to Credit Agreement, dated August 1, 2005, by and between the registrant and Wells Fargo Bank, National Association	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as filed with the SEC on February 8, 2006

10.33	Revolving Line of Credit Note, dated August 1, 2005, by and between the registrant and Wells Fargo Bank, National Association	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as filed with the SEC on February 8, 2006

21	Subsidiaries of the registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young, LLP	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JACK JOHNSON	Director, President and Chief Executive Officer	June 29, 2006
Jack Johnson	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	June 29, 2006
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	June 29, 2006
Gregory A. Miner

/s/ RICHARD CHAR	Director	June 29, 2006
Richard Char

/s/ KEVIN C. DALY	Director	June 29, 2006
Kevin C. Daly, Ph.D.

/s/ GARY HERNANDEZ	Director	June 29, 2006
Gary Hernandez

/s/ HARTMUT MARWITZ	Director	June 29, 2006
Hartmut Marwitz, Ph.D.

/s/ JOHN SEAZHOLTZ	Director	June 29, 2006
John Seazholtz

/s/ JOEL SLUTZKY	Director	June 29, 2006
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	June 29, 2006
Thomas L. Thomas

/s/ PAUL E. WRIGHT	Director	June 29, 2006
Paul E. Wright

/s/ ABBAS MOHADDES	Director, Assistant Secretary and Executive	June 29, 2006
Abbas Mohaddes	Vice President

Iteris, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP

Consolidated Balance Sheets as of March 31, 2006 and 2005

Consolidated Statements of Operations for the years ended March 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Iteris, Inc.
Anaheim, California

We have audited the consolidated balance sheets of Iteris, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Our audits also included the 2006 and 2005 financial statement schedules of Iteris, Inc. listed at Item 15(a). These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP
Irvine, California
June 28, 2006

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP

Stockholders and Board of Directors
Iteris, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iteris, Inc. at March 31, 2004, and the consolidated results of its operations and its cash flows for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set-forth therein.

/s/ Ernst & Young LLP
Orange County, California
June 8, 2004,
except for Note 7 - Deferred Compensation Plan, as to which the date is
July 13, 2005

Iteris, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$131	$46
Trade accounts receivable, net of allowance for doubtful accounts of $429 and $239 at March 31, 2006 and 2005, respectively.	11,426	8,866
Costs and estimated earnings in excess of billings on uncompleted contracts	2,693	2,086
Deferred income taxes	790	101
Inventories, net of reserve for inventory obsolescence of $592 and $514 at March 31, 2006 and 2005, respectively	2,814	4,344
Prepaid expenses and other current assets	368	384
Total current assets	18,222	15,827

Property and equipment:
Leasehold improvements	112	105
Equipment	6,638	5,281
Accumulated depreciation	(4,967)	(4,283)
	1,783	1,103

Deferred income taxes	818	559
Intangible assets, net of accumulated amortization of $261 and $114 at March 31, 2006 and 2005, respectively	551	698
Goodwill	27,774	27,774
Other assets	485	695
Total assets	$49,633	$46,656

See accompanying notes.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,
	2006	2005
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,620	$3,936
Accrued payroll and related expenses	3,481	3,007
Accrued liabilities	2,304	790
Revolving line of credit	2,662	945
Billings in excess of costs and estimated earnings on uncompleted contracts	893	944
Current portion of long-term debt	1,969	4,008
Total current liabilities	14,929	13,630

Non-current payroll related liability	12	330

Deferred compensation plan liability	820	772

Deferred gain on sale of building	449	733

Long-term debt	2,171	1,319

Convertible debentures, net	9,203	8,996

Commitments and contingencies

Redeemable common stock
Issued and outstanding shares — 1,219,445 at March 31, 2006 and 2005	3,414	3,414

Stockholders’ equity:
Preferred stock:
Authorized shares — 2,000,000
Issued and outstanding — none	—	—
Common stock, $.10 par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 27,431,502 at March 31, 2006 and 27,089,661 at March 31, 2005	2,743	2,709
Additional paid-in capital	126,743	126,534
Deferred stock-based compensation	(79)	(925)
Common stock held in trust — 310,510 shares at March 31, 2006 and 2005	(374)	(374)
Treasury stock — none at March 31, 2006 and 93 shares at March 31, 2005	—	(1)
Notes receivable from employees	(49)	(45)
Accumulated deficit	(110,356)	(110,436)
Accumulated other comprehensive income	7	—
Total stockholders’ equity	18,635	17,462
Total liabilities and stockholders’ equity	$49,633	$46,656

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2006	2005	2004

Net sales and contract revenues:
Net sales	$31,156	$29,062	$23,470
Contract revenues	19,330	17,335	21,813
Total net sales and contract revenues	50,486	46,397	45,283

Costs and expenses:
Cost of net sales	16,465	15,645	12,758
Cost of contract revenues	12,395	11,398	14,712
Selling, general and administrative expenses	14,999	13,964	12,844
Research and development expenses	5,088	4,193	3,923
Stock-based compensation	725	11,777	—
Amortization of intangible assets	147	114	—
Deferred compensation expense (benefit)	48	(484)	868
Disposal of fixed assets	—	422	—
Acquired in-process research and development	—	140	—
Total costs and expenses	49,867	57,169	45,105
Income (loss) from operations	619	(10,772)	178

Non-operating income (expense):
Other income, net	35	1,054	1,003
Interest expense, net	(1,459)	(1,178)	(123)
Income (loss) from continuing operations before income taxes and minority interest	(805)	(10,896)	1,058
Income tax benefit (provision)	885	94	(100)
Minority interest in earnings of subsidiary	—	(526)	(2,813)
Income (loss) from continuing operations	80	(11,328)	(1,855)
Income from discontinued operations, net of taxes of $0	—	—	1,215
Net income (loss)	$80	$(11,328)	$(640)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.00	$(0.45)	$(0.09)
Discontinued operations	—	—	0.06
Basic and diluted earnings (loss) per share	$0.00	$(0.45)	$(0.03)

Shares used in computing basic earnings (loss) per share	28,182	25,284	19,454
Shares used in computing diluted earnings (loss) per share	32,737	25,284	19,454

See accompanying notes.

Iteris, Inc.

Consolidated Statements of and Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock Shares Outstanding
	Class A Shares	Class B Shares	Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Common Stock Held in Trust	Treasury Stock	Notes Receivable From Employees	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity (Deficit)	Comprehensive Income (Loss)
Balance at March 31, 2003	14,081	1,036	$1,512	$91,767	$—	$—	$(1)	$(51)	$(98,468)	$(99)	$(5,340)
Issuance of Class A common stock and warrants	6,288	—	629	4,170	—	—	—	—	—	—	4,799
Conversion of Class B common stock	108	(108)	—	—	—	—	—	—	—	—	—
Payments on notes receivable	—	—	—	—	—	—	—	6	—	—	6
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	99	99	99
Net loss	—	—	—	—	—	—	—	—	(640)	—	(640)	(640)
Balance at March 31, 2004	20,477	928	2,141	95,937	—	—	(1)	(45)	(99,108)	—	(1,076)	(541)
Warrant exercises	402	—	40	344	—	—	—	—	—	—	384
Stock option exercises	25	—	2	49	—	—	—	—	—	—	51
Issuance of warrants in connection with convertible debentures	—	—	—	1,101	—	—	—	—	—	—	1,101
Conversion of Class B common stock	1,020	(928)	9	(9)	—	—	—	—	—	—	—
Convertible debenture conversion to common stock	69	—	7	205	—	—	—	—	—	—	212
Issuance of common stock in connection with merger of Iteris Subsidiary	4,787	—	479	14,722	—	—	—	—	—	—	15,201
Issuance of warrants	—	—	—	26	—	—	—	—	—	—	26
Assumption of Iteris subsidiary stock options and warrants	—	—	—	13,816	(1,433)	—	—	—	—	—	12,383
Common stock held in trust	310	—	31	343	—	(374)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—		508	—	—	—	—	—	508
Net loss	—	—	—	—	—	—	—	—	(11,328)	—	(11,328)	(11,328)
Balance at March 31, 2005	27,090	—	2,709	126,534	(925)	(374)	(1)	(45)	(110,436)	—	17,462	(11,328)
Warrant exercises	98	—	9	28	—	—	—	—	—	—	37
Stock option exercises	244	—	25	275	—	—	—	(4)	—	—	296
Issuance of warrants	—	—	—	28	—	—	—	—	—	—	28
Deferred stock-based compensation, net	—	—	—	(121)	846	—	—	—	—	—	725
Retirement of treasury stock	—	—	—	(1)	—	—	1	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	7	7	7
Net income	—	—	—	—	—	—	—	—	80	—	80	80
Balance at March 31, 2006	27,432	—	$2,743	$126,743	$(79)	$(374)	$—	$(49)	$(110,356)	$7	$18,635	$87

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2006	2005	2004
Operating activities
Net income (loss) from continuing operations	$80	$(11,328)	$(1,855)
Net income from discontinued operations	—	—	1,215
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in deferred tax assets	(948)	(200)	—
Depreciation and amortization	684	787	857
Stock-based compensation	725	11,777	—
Amortization of deferred gain on sale-leaseback	(284)	(609)	(855)
Amortization of debt discounts	207	184	—
Amortization of intangible assets	147	114	—
Amortization of deferred financing costs	138	121	—
Minority interest in earnings of subsidiary	—	526	2,813
Loss on disposal of assets	—	422	—
Write-off of acquired in-process research and development	—	140	—
Fair value of warrants issued for services	—	26	—
Changes in operating assets and liabilities:
Accounts receivable	(2,560)	(611)	(88)
Net costs and estimated earnings in excess of billings	(658)	961	(10)
Inventories	1,530	(746)	305
Prepaid expenses and other assets	109	41	1,454
Deferred gain on sale of building	—	—	(3,396)
Accounts payable and accrued expenses	1,048	(789)	(1,625)
Deferred revenue	—	(226)	226
Net assets of discontinued operations	—	—	241
Net cash provided by (used in) operating activities	218	590	(718)

Investing activities
Purchases of property and equipment	(1,258)	(670)	(558)
Notes receivable	—	125	—
Acquisition costs	—	(80)	—
Other	—	—	99
Net cash used in investing activities	(1,258)	(625)	(459)

Financing activities
Proceeds (payments) from borrowings on lines of credit, net	1,717	845	(1,385)
Proceeds from long-term debt	—	5,000	918
Payments on long-term debt	(1,314)	(1,038)	—
Checks drawn in excess of available bank balances	389	268	—
Proceeds from issuance of convertible debentures	—	9,436	—
Purchase of Iteris subsidiary Series A preferred stock	—	(17,543)	—
Proceeds from stock option and warrant exercises	333	501	—
Proceeds from issuance of common stock and related warrants	—	—	3,813
Payments on notes receivable from employees	—	—	6
Net cash provided by (used in) financing activities	1,125	(2,531)	3,352
Increase (decrease) in cash	85	(2,566)	2,175
Cash and cash equivalents at beginning of year	46	2,612	437
Cash and cash equivalents at end of year	$131	$46	$2,612

Supplemental cash flow information:
Cash paid (received) during the period:
Interest	$1,095	$747	$123
Income taxes	(2)	624	320

Supplemental schedule of non-cash investing and financing activities:
Property and equipment financing	$127	$—	$—
Fair value of warrants issued in settlement of liabilities	28	—	—
Exercises of stock options via notes receivable from employees	4	—	—
Retirement of treasury stock	1	—	—
Increase in promissory note to landlord to settle lease obligation	—	432	—
Acquisition of minority interest of the Iteris subsidiary
Intangible assets	—	812	—
Deferred tax liabilities	—	360	—
Goodwill	—	17,887	—
Reduction of minority interest	—	1,253	—
Issuance of warrants in connection with Debenture and Warrant Purchase Agreement	—	1,101	—
Conversion of convertible debt to equity	—	250	—
Issuance of common stock to settle liabilities	—	—	416
Contribution of common stock to 401(k) plan to settle employer match	—	—	578

See accompanying notes.

Iteris, Inc.
Notes to Consolidated Financial Statements
March 31, 2006

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc., formerly known as Iteris Holdings, Inc. (the “Company”), is a leading provider of outdoor machine vision systems and sensors that optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems, transportation management and traveler information systems and other engineering and consulting services to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information. On October 22, 2004, the Company completed the merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed the Company’s corporate name from Iteris Holdings, Inc. to Iteris, Inc. (Note 3). The Company was originally incorporated in Delaware in 1987 as Odetics, Inc. and in September 2003 changed its name to Iteris Holdings, Inc. to reflect its focus on the ITS industry and its capital structure at that time.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

As discussed further in Note 11, in 2003 the Company discontinued the operations of its Broadcast, Inc. subsidiary (“Broadcast”), its Zyfer, Inc. subsidiary (“Zyfer”), and its MAXxess Systems, Inc. subsidiary (“MAXxess”), so that the Company could focus on its ITS business. The results of operations for these businesses are presented as discontinued operations in the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, overhead rates used in cost-plus contracts, contract reserves and estimates of future cash flows used to assess the recoverability of long-lived assets, the valuation of equity instruments and the realization of goodwill.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

At March 31, 2006 and 2005, accounts receivable from governmental agencies and prime government contractors were approximately $4.4 million and $3.5 million, respectively. No customer or government agency had a receivable balance greater than 10% of our total net sales or contract revenues at March 31, 2006 and 2005.

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates. The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates. At March 31, 2005, the fair value of redeemable common stock approximated carrying value since these shares were not tradable in any public equity markets. At March 31, 2006, the estimated fair value of the redeemable shares was $3.2 million, based on the closing price of the Company’s common stock on that date.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees (“APB 25”) and related interpretations, and complies with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

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

The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	Years Ended March 31,
	2006	2005	2004

Dividend rate	0.0	0.0	0.0
Expected life — years	7.0	7.0	7.0
Risk-free interest rate	5.5	4.5	2.0
Volatility of common stock	0.5	0.5	0.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net income (loss) — as reported	$80	$(11,328)	$(640)
Add: Stock-based compensation expense included in net income (loss) — as reported	725	11,777	—
Deduct: Stock-based compensation expense determined under fair value method	(1,108)	(12,806)	(385)
Net loss — pro forma	$(303)	$(12,357)	$(1,025)
Basic and diluted income (loss) per share — as reported	$0.00	$(0.45)	$(0.03)
Basic and diluted loss per share — pro forma	$(0.01)	$(0.49)	$(0.05)

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of sales in the period during which the products ship.

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $185,000, $112,000 and $127,000 in the years ended March 31, 2006, 2005 and 2004, respectively.

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

Comprehensive Income

The only component of accumulated other comprehensive income is foreign currency translation adjustments.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which replaces SFAS 123, supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). In accordance with SEC Release No. 33-8568, SFAS 123R became effective for the Company on April 1, 2006. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.

The adoption of the SFAS 123R fair value method will have a significant adverse impact on reported results of operations, although it will have no impact on the Company’s overall financial position. The balance of unearned stock-based compensation to be included in the years ending March 31, 2007 through 2010 related to share-based awards unvested at March 31, 2006, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $521,000. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. Had the Company adopted SFAS 123R in prior periods, the magnitude of the impact on results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure above of pro forma net loss and pro forma net loss per share.

2.             Supplementary Financial Information

Inventories

The following table presents details of the Company’s inventories:

	March 31,
	2006	2005
	(In thousands)
Materials and supplies	$2,258	$3,204
Work in process	217	558
Finished goods	339	582
	$2,814	$4,344

Goodwill and Identifiable Intangible Assets

	March 31, 2006		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed Technology	$495	$(179)	$495	$(78)
Patents	317	(82)	317	(36)
Total	$812	$(261)	$812	$(114)

Amortization expense for intangible assets subject to amortization was $147,000 and $114,000 for the years ended March 31, 2006 and 2005, respectively. Future estimated amortization expense for the next five years and thereafter is as follows:

Year ending March 31:
(In thousands)
2007	$147
2008	147
2009	147
2010	58
2011	46
Thereafter	6
$551

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

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	March 31,
	2006	2005	2004
	(In thousands)
Balance at beginning of year	$326	$192	$256
Additions charged to cost of sales	517	614	161
Warranty claims	(324)	(480)	(225)

Balance at end of year	$519	$326	$192

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended March 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$80	$(11,328)	$(1,855)
Income from discontinued operations	—	—	1,215
Net income (loss)	$80	$(11,328)	$(640)

Denominator:
Denominator for basic earnings (loss) per share	28,182	25,284	19,454
Effect of dilutive securities:
Stock options	3,818	—	—
Warrants	737	—	—
Denominator for diluted earnings (loss) per share	32,737	25,284	19,454

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.45)	$(0.09)
Income from discontinued operations	—	—	0.06
Net income (loss)	$0.00	$(0.45)	$(0.03)

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Stock options	470	4,560	162
Warrants	1,265	1,095	64
Convertible debentures	2,729	2,729	—

3.             Merger of the Company and the Iteris Subsidiary

On May 28, 2004 (the “Closing Date”), in order to simplify the Company’s capital structure and facilitate the merger of the Iteris Subsidiary into the Company, the Company completed the purchase of all of the outstanding shares of the Series A preferred stock of the Iteris Subsidiary (the “Series A preferred stock”), which were held by DaimlerChrysler Ventures GmbH (“DCV”) and Hockenheim Investment Pte. Ltd. (“Hockenheim”), in exchange for approximately $17.5 million in cash. In addition, the Company acquired all of the 547,893 shares of common stock of the Iteris Subsidiary held by DCV in exchange for the issuance of 1,219,445 shares of the Company’s Class A common stock (now known as the Company’s common stock) which was valued at $3.4 million at the date of issuance. The fair value of the Company’s common stock issued in the transaction was based on the quoted market price of the Company’s stock on the OTC Bulletin Board averaged over a five-day period. The purchase and exchange of the shares were made pursuant to a Stock Purchase and Exchange Agreement dated March 31, 2004, by and among the Company, the Iteris Subsidiary, DCV and Hockenheim (the “Purchase and Exchange Agreement”).

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

In connection with the merger, the Company assumed all outstanding options and warrants to purchase shares of common stock of the Iteris Subsidiary that were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan. Each such option and warrant assumed by the Company shall continue to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (2) (the “Exchange Ratio”) rounded down to the nearest whole number of shares and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent). As a result, options and warrants to purchase approximately 3.1 million shares and 327,000 shares, respectively, of common stock of the Iteris Subsidiary assumed in the merger became options and warrants to purchase approximately 6.1 million and 654,000 shares of common stock of the Company, respectively. The weighted-average exercise prices of the assumed options and warrants were $1.09 and $2.32, respectively. Stock-based compensation expense of $11.3 million was recorded in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into the Company’s common stock based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and the exercise price of the modified stock option. Additionally, the Company recorded approximately $1.4 million in deferred compensation related to the assumption of unvested stock options to purchase common stock of the Iteris Subsidiary. Deferred compensation is being amortized to stock-based compensation expense as the options vest; and at March 31, 2006, $79,000 of deferred compensation remained to be amortized. The Company also recorded $1.1 million of goodwill and additional paid-in-capital in connection with the 654,000 vested warrants assumed in the merger and acquisition of the Iteris Subsidiary. The $1.1 million value was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004, merger date and modified exercise price of the assumed warrant awards.

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

4.             Costs and Estimated Earnings on Uncompleted Contracts

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

	March 31,
	2006	2005
	(In thousands)
Total estimated contract value	$74,990	$71,835

Costs incurred on uncompleted contracts	$18,233	$16,553
Estimated earnings	1,823	1,655
	20,056	18,208
Less billings to date	(18,256)	(17,066)
	$1,800	$1,142

Included in accompanying consolidated balance sheets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,693	$2,086
Billings in excess of costs and estimated earnings on uncompleted contracts	(893)	(944)
	$1,800	$1,142

Costs and estimated earnings in excess of billings at March 31, 2006 and 2005 include $806,000 and $481,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2006 are expected to be billed and collected during the year ending March 31, 2007.

5.             Revolving Lines of Credit and Long-Term Debt

Revolving Lines of Credit

On May 28, 2004, the Iteris Subsidiary entered into a line of credit agreement with a bank, which expires on July 31, 2006, and provides for a maximum available credit line of $5.0 million. This line of credit was assumed by the Company in October 2004 and amended in November 2005. Under the terms of this agreement, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined in the credit agreement. Interest on borrowed amounts is payable monthly at the current stated prime rate. Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month.

There are no monthly collateral management fees and no pre-payment or early termination fees. On March 31, 2006, the available credit under this line of credit agreement was $3.8 million, of which $1.1 million was unused.

Long-Term Debt

Long-term debt consists of the following:

	March 31,
	2006	2005
	(In thousands)
Convertible debentures, net	$9,203	$8,996
Bank term note	2,708	3,958
Promissory note to landlord	1,292	1,292
Other	140	77
	13,343	14,323
Less current portion	(1,969)	(4,008)
	$11,374	$10,315

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2007, until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount being redeemed; and from May 19, 2008, until the maturity date, the debentures may be redeemed at 110% of the principal amount being redeemed. During the year ended March 31, 2005, $250,000 of convertible debentures were converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at March 31, 2006 and 2005.

Bank Term Note. Concurrent with the Company’s issuance of the convertible debentures, the Iteris Subsidiary entered into a $5.0 million term note payable with a bank. This note was assumed by the Company in October 2004. The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 3). The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,000. Interest accrues at the current stated prime rate plus 0.25% (8.00% at March 31, 2006).

Both the term note payable and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company. At March 31, 2006, the Company failed to meet a financial covenant under this agreement that limits the amount of capital expenditures the Company may make in any fiscal year. On May 19, 2006, the bank waived its right of default regarding this covenant violation for the year ended March 31, 2006. At March 31, 2005, the Company failed to meet certain financial covenants under the credit agreement. On May 12, 2005, the bank waived its right of default regarding the covenant violations for the quarter ended March 31, 2005 only. Because at March 31, 2005 the bank did not waive its default rights for a period of at least twelve months, the entire balance of the bank term note is presented as a current liability in the accompanying March 31, 2005 consolidated balance sheet.

Promissory Note to Landlord. As discussed further in Note 7, on July 1, 2003, the Company amended the terms of its lease for its headquarters and entered into a $811,000 unsecured promissory note payable to its landlord. On November 1, 2004, $432,000 was added to the principal balance of this note to settle prior lease obligations, bringing the total principal balance to $1.3 million. Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (9.75% at March 31, 2006). Beginning on October 1, 2006, the Company is required to make four equal quarterly payments of principal and accrued interest. All outstanding accrued interest and principal shall be payable in full on July 2, 2007.

Scheduled aggregate maturities of long-term debt principal as of March 31, 2006 were as follows:

Year ending March 31,
(In thousands)
2007	$1,969
2008	1,946
2009	225
2010	9,850
13,990
Less: unamortized debt discount	(647)
$13,343

6.             Income Taxes

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Income tax (benefit) provision at statutory rates	$(284)	$(3,705)	$360
State income taxes net of federal benefit	(85)	(72)	20
Change in valuation allowance associated with federal deferred tax assets	(892)	(755)	(316)
Compensation charges	222	3,692	—
Adjustment to prior year deferred taxes	—	229	—
Expiration of unused credits	—	266	—
AMT and foreign taxes	46	—	—
Other permanent differences	108	251	36
	$(885)	$(94)	$100

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating losses	$18,061	$19,880
Property and equipment	623	1,695
Credit carry forwards	1,356	1,914
Deferred compensation and payroll	1,770	1,626
Bad debt allowances and other reserves	410	422
Other, net	124	204
Total deferred tax assets	22,344	25,741
Valuation allowance	(20,516)	(24,417)
Net deferred tax assets	1,828	1,324

Deferred tax liabilities:
Capitalized interest and taxes	—	(369)
Acquired intangibles	(220)	(295)
Total deferred tax liabilities	(220)	(664)
Net deferred tax assets	$1,608	660

Current portion of net deferred taxes	790	101
Long-term portion of net deferred taxes	818	559
Net deferred tax assets	$1,608	$660

The components of current and deferred federal and state income tax benefits and provisions are as follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Current income tax (benefit) provision
Federal	$9	$91	$891
State	3	14	30
Foreign	46	—	—
Deferred income tax (benefit) provision
Federal	(812)	(75)	(821)
State	(131)	(124)	—
Net income tax (benefit) provision	$(885)	$(94)	$100

At March 31, 2006, the Company had approximately $637,000 in federal general business credit carryforwards that begin to expire in 2007 and $709,000 in state general business credit carryforwards that can be carried forward indefinitely. The Company had $49.2 million of federal net operating loss carryforwards at March 31, 2006, that begin to expire in 2019 and $22.6 million of state net operating loss carryforwards that begin to expire in 2007.

Prior to May 28, 2004, the Iteris Subsidiary was required to file a separate federal income tax return. On May 28, 2004, the Company acquired a greater than 80% ownership interest in the Iteris Subsidiary. From that date forward, income taxes are provided on a consolidated basis for federal income tax purposes. Due to changes in stock ownership, the prior year $49.8 million of federal net operating loss carryforwards and other federal tax attributes of the Company are subject to a Section 382 limitation estimated at approximately $2.9 million annually which can be utilized to offset federal consolidated taxable income. To the extent such limitation is not exceeded in a particular year, the excess limitation accumulates and adds to subsequent years’ limitations. As a result of the annual limitation, a portion of the Company’s carryforwards will expire before ultimately becoming available to reduce future income tax liabilities.

At March 31, 2006, the Company recorded a valuation allowance against its net deferred tax assets of approximately $20.5 million for that portion of deferred tax assets that it is more likely than not will not be realized. In making such determination, a review of all available positive and negative evidence was considered, including scheduled reversal of deferred tax liabilities, potential carryback, projected future taxable income, tax planning strategies, and recent financial performance. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense.

7.             Commitments and Contingencies

Litigation

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of the Company that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders. The plaintiff in this lawsuit seeks monetary damages aggregating approximately $850,000 plus attorney fees and related costs. Discovery has commenced, and a trial date has been set for July 2006. The Company intends to vigorously defend itself against these allegations. Due to the uncertainty of the outcome, the Company has not recorded any amounts in the accompanying consolidated financial statements in connection with this matter; however, should the ultimate resolution of this claim be unfavorable, it could have an adverse material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Operating Leases

In May 2002, the Company completed the sale and leaseback of its headquarters in Anaheim, California whereby the Company entered into a lease with an initial term of ten years. In connection with the sale leaseback transaction, the Company originally recorded a deferred gain of approximately $7.6 million that was being amortized against operating expenses over the term of the initial lease. On July 1, 2003, the Company renegotiated the terms of this lease whereby the square footage under lease was reduced and the initial lease term of ten years was reduced to four years. As a result of the new lease agreement, $2.5 million of restricted cash was released to the Company and paid to the landlord, the Company entered into a promissory note agreement with the landlord for $811,000 (Note 5), and the deferred gain on the sale of the building was adjusted. On November 1, 2004, the Company again amended this lease and increased the note payable to the landlord by $432,000 as a settlement to release the Company from its obligations under the existing lease related to the separation of buildings located at the Anaheim facility and other facility improvements to be made at the location. The $432,000 was recorded as a reduction of the deferred gain on the sale of the building. The remaining deferred gain was $449,000 at March 31, 2006 which will be amortized through October 2007.

The Company has lease commitments for facilities in various locations throughout the United States. Future minimum rental payments under noncancelable operating leases are as follows at March 31, 2006 (in thousands):

2007	$1,305
2008	792
2009	116
2010	85
2011	43
$2,341

Rent expense under operating leases totaled $1,947,000, $1,722,000 and $2,241,000, respectively, for the years ended March 31, 2006, 2005 and 2004.

The Company subleases 10,000 of the 94,000 square feet that it leases in Anaheim, California at a monthly rate of $10,000. Aggregate future minimum rental income from this sublease agreement is $120,000 and $70,000 for the years ending March 31, 2007 and 2008, respectively.

Inventory Purchase Commitments

At March 31, 2006, the Company had firm commitments to purchase inventory in the amount of $1.3 million during the first and second quarters of its fiscal year ending March 31, 2007.

Deferred Compensation Plan

In 1986, the Company adopted the Executive Deferral Plan (the “1986 Plan”) under which certain executives were able to defer a portion of their annual compensation into the 1986 Plan. All deferred amounts earned interest, generally with no guaranteed rate of return.

During the year ended March 31, 2003, the Iteris Subsidiary adopted the Deferred Compensation Plan for the sole purpose of transferring Iteris Subsidiary common stock and cash out of the 1986 Plan. All assets of the 1986 Plan were distributed prior to March 31, 2003. Certain of these assets, consisting of 133,333 shares of the Iteris Subsidiary’s common stock and $14,000 in cash, were transferred to the Deferred Compensation Plan during the year ended March 31, 2003. No compensation withholdings were deferred under the 1986 Plan or the Deferred Compensation Plan in the years ended March 31, 2006, 2005 and 2004.

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

At March 31, 2006, the Deferred Compensation Plan held 310,510 shares of the Company’s common stock and $14,000 in cash, which the Company has presented as an aggregated $820,000 deferred compensation plan liability in the accompanying consolidated balance sheet. Changes in the value of Company common stock held by the Deferred Compensation Plan are determined based on changes in the quoted market price of the Company’s common stock at the close of each reporting period and presented within operating expenses in the accompanying consolidated statements of operations. The original $374,000 cost basis of shares of Company common stock held in the Deferred Compensation Plan has been recorded as a contra-equity account in the accompanying consolidated financial statements.

8.             Redeemable Common Stock

As discussed in Note 3, the Company issued 1,219,445 shares of its Class A common stock (now known as common stock) (“Exchange Shares”) in connection with the merger of the Iteris Subsidiary into the Company. Beginning on November 28, 2005, DCV may require the Company to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require the Company to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share. All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007. Because this right is outside the control of the Company, the Company has classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on the accompanying March 31, 2006 and 2005 consolidated balance sheets. On February 1, 2005, DCV announced that its investment portfolio, which included its ownership in Iteris, Inc., was sold to European-based Cipio Partners for an undisclosed sum. All repurchase rights associated with the DCV shares inured to the benefit of Cipio Partners.

9.             Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. As of March 31, 2006 and 2005, there were no outstanding shares of preferred stock, and the Company does not have any plans to issue any shares of preferred stock. The Company’s Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights.

Common Stock and Common Stock Warrants

As discussed in Note 3, on October 22, 2004, the Iteris Subsidiary was merged into the Company. Also in October 2004, the Company amended its certificate of incorporation to (a) change the voting rights of its Class A common stock from one-tenth to one vote per share, (b) remove the ability to issue any further shares of Class B common stock, and (c) rename its Class A common stock to common stock. As a result, the Company currently has only one class of common stock outstanding, the common stock. Previously, the Company had two classes of common stock outstanding — the Class A common stock and the Class B common stock.

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to any dividends that may be declared by the Board of Directors. Upon dissolution, liquidation or winding up, holders of common stock are entitled to share ratably in net assets after payment or provision for all liabilities and any preferential liquidation rights of preferred stock then outstanding. Common stockholders generally do not have preemptive or redemption rights, except for the Exchange Shares issued to DCV in exchange for shares of the Iteris Subsidiary (Notes 3 and 8). The rights, preferences and privileges of holders of common stock will be subject to those of the holders of any shares of common stock and preferred stock the Company may issue in the future.

Pursuant to the Debenture and Warrant Purchase Agreement discussed in Note 5, each individual investor also received two warrants to purchase shares of the Company’s common stock. For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of the Company’s common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of the Company’s common stock at an exercise price of $4.03 per share. The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances. The warrants to purchase 639,847 shares of common stock were immediately exercisable and expire on May 18, 2009. Debt discount costs related to the fair value of the warrants issued in connection with the convertible debentures were calculated based on the fair value of the warrants determined using the Black-Scholes valuation model and are being amortized to interest expense over the five-year term of the debentures. Significant valuation estimates used in the determination of the value of the warrants include an expected life of five years, no dividends, a risk-free interest rate of 4.5% and a stock volatility factor of 0.5. Unamortized debt discount aggregated $647,000 and $854,000 at March 31, 2006 and 2005, respectively, and is presented within convertible debentures, net on the accompanying consolidated balance sheets.

Also in connection with the Debenture and Warrant Purchase Agreement, the Company issued warrants to the investment bankers, as a commission, to purchase 34,036 shares of its common stock at an exercise price of $3.86 per share. The warrants were immediately exercisable and expire on May 18, 2009. The estimated fair value of these warrants of $40,000 was recorded as a deferred financing cost and is being amortized to interest expense over the five-year life of the debentures. Additionally, the Company incurred $621,000 in transaction costs associated with the debenture offering, which have also been capitalized as deferred financing costs and are being amortized to interest expense over the five-year term of the debentures. Unamortized deferred financing costs aggregated $430,000 and $568,000 at March 31, 2006 and 2005, respectively, and are presented within other assets on the accompanying consolidated balance sheets.

During the year ended March 31, 2004, the Company issued 657,132 shares of its Class A common stock valued at $578,000 and 89,332 shares of its Class A common stock valued at $151,000 to settle 401(k) match liabilities and prior trade liabilities in Company stock, respectively.

In September 2003, the Company issued 425,000 shares of its Class A common stock, valued at $255,000, and a warrant to purchase 75,000 shares of common stock at an exercise price of $5.00 per share, to settle liabilities related to the sale lease-back of the Anaheim facility and the renegotiation of the related lease. The warrant was immediately exercisable and expires in July 2010. The fair value of the warrant was $5,000 calculated using the Black Scholes Model. The value of the warrant was recorded as a reduction of the deferred gain on the sale of the building.

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

The following table summarizes information regarding outstanding warrants to purchase the Company’s common stock as of March 31, 2006:

Range of Exercise Prices	Warrants Outstanding at March 31, 2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
	(In thousands, except per share amounts)
$1.40 to $1.95	2,073	1.11	$1.58
$3.00 to $4.03	1,150	1.94	$3.56
$5.00 to $5.26	230	3.66	$5.18
	3,453	1.56	$2.48

All of the warrants were exercisable at March 31, 2006.  Warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $1.64 per share and warrants to purchase an aggregate of 62,500 shares of common stock at an exercise price of $1.95 per share are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $5.00 per share are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

In connection with the issuance of warrants to purchase 1,250,000 shares of our common stock at $1.64 per share and 426,667 shares of our common stock at $3.00 per share, the Company is a party to certain registration rights agreements that contain provisions under which the Company could be subjected to liquidated damages should it fail to maintain effective registration statements for the underlying shares of common stock.  These warrants have been accounted for within equity in the consolidated balance sheets in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of the March 31, 2006, no liquidated damages were payable under the provisions of the registration rights agreements associated with these warrants.

Common stock reserved for future issuance at March 31, 2006:

(In thousands)
Issuable under stock options plans	7,234
Issuable upon the exercise of warrants	3,453
10,687

10.          Associate Benefit Plans

Stock Option Plan

The Company has adopted the 1997 Stock Incentive Plan (the “Plan”), which provides that options for shares of the Company’s unissued common stock may be granted to directors, associates and consultants to the Company. Options granted enable the option holder to purchase shares of the Company’s common stock at prices which are equal to or greater than the fair market value of the shares at the date of grant. Options expire ten years after the date of grant or 90 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date. In connection with the merger of the Company and the Iteris Subsidiary, the Company assumed the outstanding options of the Iteris Subsidiary (Note 3).

A summary of all Company stock option activity is as follows:

	Year Ended March 31,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)

Options outstanding at beginning of year	7,323	$1.42	1,132	$2.98	962	$3.73
Granted	168	3.02	163	3.34	230	0.78
Assumed in merger (Note 3)	—	—	6,133	1.09	—	—
Exercised	(244)	1.24	(25)	2.10	—	—
Cancelled	(270)	2.60	(80)	1.29	(60)	6.76
Options outstanding at end of year	6,977	$1.42	7,323	$1.42	1,132	$2.98
Exercisable at end of year	6,418		6,446		778
Available for grant at end of year	257		356		519
Weighted average fair value of options granted		$1.77		$1.83		$0.55

The following table summarizes information regarding the Company’s stock options at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at March 31, 2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Options Exercisable At March 31, 2006	Weighted Avg. Exercise Price
	(In thousands, except per share amounts)
$0.53 to $ 0.80	1,813	2.27	$0.56	1,737	$0.56
$0.95 to $ 1.40	4,498	4.36	1.25	4,259	1.25
$1.50 to $ 2.11	121	3.86	1.76	116	1.75
$2.28 to $ 3.26	223	8.92	3.00	50	2.59
$3.60 to $ 4.63	186	5.39	4.13	120	4.41
$5.69 to $ 8.00	18	2.61	6.33	18	6.33
$10.31 to $15.63	118	3.98	12.67	118	12.67
	6,977	3.97	$1.42	6,418	$1.36

Associate Incentive Programs

Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made during the years ended March 31, 2006, 2005 and 2004.

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have thirteen investment choices, one of which is the purchase of Iteris, Inc. common stock at market price. Company matching contributions were approximately $317,000, $409,000 and $403,000 for the years ended March 31, 2006, 2005, and 2004, respectively.

11.          Discontinued Operations

In September 2003, the Company sold substantially all of the assets of MAXxess to an investor group that included certain members of the MAXxess management group. The consideration for the assets consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.4 million from the sale.

On May 9, 2003, the Company completed the sale of substantially all of the assets of Zyfer for $2.3 million in cash plus the assumption of certain liabilities. The asset purchase agreement provided for future incentive payments of up to $1.0 million in each of the twelve month periods ended April 30, 2004 and 2005, based on the achievement of certain revenue goals related to the sale of Zyfer products or the licensing of its technologies. Incentive payments of $83,000 and $135,000 were received in the years ended March 31, 2006 and 2005, respectively, and are presented within other income, net in the accompanying consolidated statements of operations.

In March 2003, the Company ceased the development and sale of products of Broadcast and reduced the headcount in Broadcast to only support the existing customer contracts for service and support through their expiration dates.

Asset write-downs and accrued costs are included in income from discontinued operations in the year ended March 31, 2004. The results of operations of Broadcast, Zyfer and MAXxess for all periods presented have been reclassified and presented as discontinued operations in the accompanying consolidated statements of operations. Interest expense was not reclassified to discontinued operations because the discontinuances did not eliminate any of the Company’s debt.

Net sales and income from discontinued operations are as follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Net sales and contract revenues:
MAXxess	$—	$—	$1,747
Broadcast	—	—	385
Total net sales and contract revenues	$—	$—	$2,132

Net income (loss) from discontinued operations:
MAXxess	$—	$—	$199
Broadcast	—	—	(122)
	—	—	77
Loss recognized upon discontinuance of operations	—	—	(1,226)
Gain on sale of assets of discontinued operations	—	—	2,364
Income from discontinued operations	$—	$—	$1,215

The Company had no assets or liabilities of discontinued operations at March 31, 2006.

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

13.          Business Segment and Geographic Information

The Company currently operates in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems. The Roadway Sensors segment includes Vantage vehicle detection systems for traffic intersection control and certain highway traffic data collection applications. The Automotive Sensors segment is comprised of all activities related to AutoVue lane departure warning systems. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All segment revenues are derived from external customers.

Selected financial information for the Company’s reportable segments as of and for the years ended March 31, 2006, 2005 and 2004 is as follows:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Year Ended March 31, 2006
Product revenue from external customers	$22,446	$5,865	$—	$28,311
Service and other revenue from external customers	—	2,845	19,330	22,175
Depreciation and amortization	132	189	266	587
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	3,597	(2,375)	2,184	3,406

Year Ended March 31, 2005
Product revenue from external customers	$21,920	$4,326	$—	$26,246
Service and other revenue from external customers	—	2,816	17,335	20,151
Depreciation and amortization	117	116	415	648
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	3,632	(1,604)	1,531	3,559

Year Ended March 31, 2004
Product revenue from external customers	$19,273	$2,308	$—	$21,581
Service and other revenue from external customers	—	1,889	21,813	23,702
Depreciation and amortization	117	116	440	673
Allocated goodwill	200	—	9,607	9,807
Segment income	2,629	(2,343)	2,207	2,493

The Roadway Sensors segment had one customer with revenue representing 25.9% of total segment revenue for the year ended March 31, 2006; two customers with combined revenue representing 38.0% of total segment revenue for the year ended March 31, 2005; and four customers with combined revenue representing 59.5% of total segment revenue for the year ended March 31, 2004. The Automotive Sensors segment had two customers with combined revenue representing 70.7% of total segment revenue for the year ended March 31, 2006; two customers with combined revenue representing 85.2% of total segment revenue for the year ended March 31, 2005; and two customers with combined revenue representing 85.3% of total segment revenue for the year ended March 31, 2004. The Transportation Systems segment had one customer with revenue representing 14.9% of total segment revenue for the year ended March 31, 2005; and one customer with revenue representing 20.0% of total segment revenue for the year ended March 31, 2004.

In connection with the October 2004 merger of the Iteris Subsidiary into the Company (Note 3), goodwill of $8.0 million, $4.7 million and $5.3 million was allocated to the Roadway Sensors, Automotive Sensors and Transportation Systems segments, respectively. This allocation was determined based on the respective fair value of each segment as calculated using the income approach.

The following reconciles segment income to consolidated income (loss) from continuing operations before income taxes and minority interest and segment assets to consolidated assets:

	March 31,
	2006	2005	2004
	(In thousands)
Segment income
Total income for reportable segments	$3,406	$3,559	$2,493
Unallocated amounts:
Corporate and other expenses	(1,867)	(2,362)	(1,447)
Stock-based compensation	(725)	(11,777)	—
Amortization of intangible assets	(147)	(114)	—
Deferred compensation (expense) benefit	(48)	484	(868)
Disposal of fixed assets	—	(422)	—
Acquired in-process research and development	—	(140)	—
Other income, net	35	1054	1,003
Interest expense, net	(1,459)	(1,178)	(123)
Income (loss) from continuing operations before income taxes and minority interest	$(805)	$(10,896)	$1,058

Assets
Total assets for reportable segments	$47,520	$44,833	$28,856
Assets held at Corporate	2,113	1,823	1,209
Total assets	$49,633	$46,656	$30,065

The Company’s revenues from continuing operations are generated and the Company’s assets are held substantially in the United States.

14.          Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income (Loss) from Continuing Operations	Net Income (loss)	Income (Loss) per Share from Continuing Operations
	(In thousands, except per share amounts)
June 30, 2005	$12,079	$5,434	$(726)	$(726)	(0.03)
September 30, 2005	12,715	5,518	(155)	(155)	(0.01)
December 31, 2005	12,183	5,021	136	136	0.00
March 31, 2006	13,509	5,653	825	825	0.03
	$50,486	$21,626	$80	$80	$0.00 *

June 30, 2004	$11,441	$4,949	$966	$966	0.04
September 30, 2004	11,760	4,695	(4)	(4)	0.00
December 31, 2004	11,714	5,044	(12,233)	(12,233)	(0.44)
March 31, 2005	11,482	4,666	(57)	(57)	(0.00)
	$46,397	$19,354	$(11,328)	$(11,328)	$(0.45)*

*            Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Schedule II

Valuation and Qualifying Accounts (In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Accounts	Balance at End of Period

Year Ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$239	$275	$(85)	$429
Reserve for inventory obsolescence	514	312	(234)	592
Year Ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$204	$37	$(2)	$239
Reserve for inventory obsolescence	399	367	(252)	514
Year Ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$156	$87	$(39)	$204
Reserve for inventory obsolescence	248	251	(100)	399