Form 10-Q
period 2006-06-30
ITERIS, INC.
filed 2006-08-14
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

As of August 10, 2006, the registrant had 29,133,339 shares of common stock outstanding

ITERIS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2006

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc., formerly known as Iteris Holdings, Inc. and Odetics, Inc., and its former subsidiary, Meyer, Mohaddes Associates, Inc., which was dissolved effective April 2006.

AutoVue®, Iteris®, Vantage® and eAccess™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225	$131
Trade accounts receivable, net of allowance for doubtful accounts of $482 and $429 at June 30, 2006 and March 31, 2006, respectively	10,512	11,426
Costs and estimated earnings in excess of billings on uncompleted contracts	3,585	2,693
Inventories, net of reserve for inventory obsolescence of $618 and $592 at June 30, 2006 and March 31, 2006, respectively	2,989	2,814
Deferred income taxes	886	790
Prepaid expenses and other current assets	953	368
Total current assets	19,150	18,222
Property and equipment, net	1,795	1,783
Deferred income taxes	1,178	818
Intangible assets, net of accumulated amortization of $297 and $261 at June 30, 2006 and March 31, 2006, respectively	515	551
Goodwill	27,774	27,774
Other assets	417	485
Total assets	$50,829	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,446	$3,620
Accrued payroll and related expenses	3,352	3,481
Accrued liabilities	2,788	2,304
Billings in excess of costs and estimated earnings on uncompleted contracts	655	893
Revolving line of credit	3,509	2,662
Current portion of long-term debt	2,271	1,969
Total current liabilities	16,021	14,929
Non-current liabilities	288	12
Deferred compensation plan liability	754	820
Deferred gain on sale of building	378	449
Long-term debt	1,536	2,171
Convertible debentures, net	9,255	9,203
Total liabilities	28,232	27,584
Commitments and contingencies
Redeemable common stock, 1,219 shares issued and outstanding at June 30, 2006 and March 31, 2006	3,414	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at June 30, 2006 and March 31, 2006	—	—
Common stock, $0.10 par value, 50,000 shares authorized, 27,571 and 27,432 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	2,757	2,743
Additional paid-in capital	126,914	126,664
Common stock held in trust, 311 shares at June 30, 2006 and March 31, 2006	(374)	(374)
Notes receivable from employees	(45)	(49)
Accumulated deficit	(110,077)	(110,356)
Accumulated other comprehensive income	8	7
Total stockholders’ equity	19,183	18,635
Total liabilities and stockholders’ equity	$50,829	$49,633

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005
Net sales and contract revenues:
Net sales	$8,600	$7,525
Contract revenues	5,216	4,554
Total net sales and contract revenues	13,816	12,079

Costs and expenses:
Cost of net sales (a)	4,758	3,755
Cost of contract revenues (a)	3,339	2,969
Gross profit	5,719	5,355

Operating expenses:
Selling, general and administrative (a)	4,001	3,828
Research and development (a)	1,003	1,746
Deferred compensation plan	(66)	62
Amortization of intangible assets	36	37
Total operating expenses	4,974	5,673

Operating income (loss)	745	(318)

Other income (expense):
Other expense, net	(690)	(48)
Interest expense, net	(386)	(352)
Total other income (expense), net	(1,076)	(400)

Loss before income taxes	(331)	(718)
Income tax benefit (expense)	610	(8)
Net income (loss)	$279	$(726)

Earnings (loss) per common share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)
Weighted average common shares outstanding:
Basic	28,393	28,062
Diluted	32,368	28,062

(a) Includes stock-based compensation expense as follows:
Cost of net sales	5	9
Cost of contract revenues	29	70
Selling, general and administrative expense	54	139
Research and development expense	12	47

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$279	$(726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in deferred tax assets	(456)	─
Depreciation and amortization of property and equipment	130	162
Stock-based compensation	100	265
Amortization of deferred gain on sale—leaseback transaction	(71)	(71)
Amortization of debt discount	52	52
Amortization of intangible assets	36	37
Amortization of deferred financing costs	34	35
Changes in operating assets and liabilities:
Accounts receivable	914	(831)
Net costs and estimated earnings in excess of billings	(1,130)	(419)
Inventories	(175)	496
Prepaid expenses and other assets	(551)	(168)
Accounts payable and accrued liabilities	239	(695)
Net cash used in operating activities	(599)	(1,863)

Cash flows from investing activities
Purchases of property and equipment	(142)	(212)

Cash flows from financing activities
Proceeds from borrowings on line of credit, net	847	1,353
Payments on long-term debt	(333)	(333)
Change in checks drawn in excess of available bank balances	153	885
Proceeds from stock option and warrant exercises	168	124
Net cash provided by financing activities	835	2,029
Increase (decrease) in cash	94	(46)
Cash at beginning of period	131	46
Cash at end of period	$225	$ ─

Supplemental cash flow information:
Cash paid (received) during the period:
Interest	$301	$254
Income taxes	40	44
Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants issued in settlement of liabilities	—	28

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2006, the consolidated results of operations for the three months ended June 30, 2006 and 2005, and the consolidated cash flows for the three months ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended June 30, 2006, are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 29, 2006.

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair values of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates.  The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates.  The estimated fair value of redeemable common stock was $2.9 million and $3.2 million at June 30, 2006 and March 31, 2006, respectively, based on the closing price of the Company’s common stock on those dates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful life ranging from three to eight years.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.  Beginning April 1, 2006, the Company began depreciating property and equipment using the straight-line method of depreciation.  Prior to this date, the Company used the double declining balance method of depreciation.  As a result of this change in estimate, depreciation expense declined by $80,000, with no impact on earnings per share, for the three months ended June 30, 2006.

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist, of which none have been identified.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

Warranty

The Company generally provides a one to three year warranty from the original invoice date on all products, materials and workmanship.  Products sold to certain original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses on the accompanying condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  As further discussed in Note 5, the Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS 109.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48 and will adopt this Interpretation in the first quarter of its fiscal year ending March 31, 2008.

2.   Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30, 2006	March 31, 2006
	(In thousands)
Materials and supplies	$2,512	$2,258
Work in process	182	217
Finished goods	295	339
	$2,989	$2,814

Goodwill and Identifiable Intangible Assets

The following table sets forth the Company’s intangible assets that are subject to amortization:

	June 30, 2006		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(204)	$495	$(179)
Patents	317	(93)	317	(82)
Total	$812	$(297)	$812	$(261)

Amortization expense for intangible assets subject to amortization was $36,000 and $37,000 for the three month periods ended June 30, 2006 and June 30, 2005, respectively. Future estimated amortization expense for the remainder of the current fiscal year, the next four fiscal years and thereafter is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2007	$110
2008	147
2009	147
2010	59
2011	46
Thereafter	6
$515

At June 30, 2006, goodwill of $27.8 million was comprised of $18.0 million associated with the October 2004 merger between the Company and its Iteris Subsidiary; $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates, Inc. and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Balance at beginning of period	$519	$326
Additions charged to cost of sales	135	75
Warranty claims	(64)	(59)
Balance at end of period	$590	$342

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$279	$(726)

Denominator:
Weighted average common shares used in basic computation	28,393	28,062
Dilutive stock options	3,417	—
Dilutive warrants	558	—
Weighted average common shares used in dilutive computation	32,368	28,062

Basic and diluted earnings (loss) per share	$0.01	$(0.03)

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been antidilutive:

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Stock options	525	7,323
Warrants	1,380	3,624
Convertible debentures	2,729	2,729

3.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

The Company renewed its line of credit agreement with its primary bank effective August 1, 2005, which provided for borrowings of up to $5.0 million.  This line of credit agreement expired on July 31, 2006 but was extended until August 31, 2006.  The Company is currently in negotiations with its bank to replace this line of credit, but cannot assure that a new credit line will be obtained in a timely manner, on acceptable terms or at all.

Under this line of credit, the Company may borrow against its eligible accounts receivable and the value of its eligible inventory, as defined in the credit agreement. Interest on borrowed amounts is payable monthly at the current stated prime rate plus 3.0%.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month.

There are no monthly collateral management fees and no pre-payment or early termination fees. On June 30, 2006, the available credit under this line of credit agreement was $4.1 million, of which $600,000 was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	June 30, 2006	March 31, 2006
	(In thousands)

Convertible debentures, net	$9,255	$9,203
Bank term note	2,396	2,708
Promissory note to landlord	1,292	1,292
Other	119	140
	13,062	13,343
Less current portion	(2,271)	(1,969)
	$10,791	$11,374

Convertible Debentures, Net.  In May 2004, the Company sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million.  In connection with the issuance of the debentures, the Company issued warrants to purchase an aggregate of 639,847 shares of its common stock, the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and is being amortized to interest expense over the term of the convertible debentures.

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount; and from May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount.  As of June 30, 2006, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at June 30, 2006.

Bank Term Note.  In October 2004, the Company entered into a $5.0 million term note payable with a bank.  The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,000.  Interest accrues at the current stated prime rate plus 0.25% (8.50% at June 30, 2006).

Both the bank term note and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.

Promissory Note to Landlord.  The Company has a $1.3 million unsecured promissory note payable to its landlord.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (10.25% at June 30, 2006).  Beginning on October 1, 2006, the Company is required to make four equal quarterly payments of principal and accrued interest.  All outstanding accrued interest and principal becomes payable in full on July 1, 2007.

Scheduled aggregate maturities of long-term debt principal as of June 30, 2006 were as follows:

Year Ending March 31,
(In thousands)
Remainder of 2007	$1,636
2008	1,940
2009	231
2010	9,850
$13,657
Less: unamortized debt discount	(595)
$13,062

4.  Commitments and Contingencies

Litigation and Other Contingencies

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of the Company that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders. The plaintiff in this lawsuit sought monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  On July 20, 2006, the Company entered into a preliminary settlement in connection with this matter.  In full settlement of this dispute, the Company agreed to pay $125,000 on or before October 20, 2006, plus an additional $350,000 to be paid in equal monthly installments of $9,700 over three years beginning in November 2006.  Additionally, the Company agreed to issue shares of its common stock valued at $213,000 in August 2006, based on the closing sales price of the Company’s common stock on the date of issuance.  In connection with this settlement, the Company has recorded $688,000 to other expense in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2006.

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

Furthermore, from time to time, the Company has experienced unforeseen developments in contingencies related to its former subsidiaries.  For example, the Company has been the subject of a number of routine tax audits for time periods and jurisdictions related to the businesses of its former subsidiaries, some of which are still in process.  Although the development and ultimate outcome of these and other unforeseen matters cannot be predicted with any certainty, management does not believe that the Company is presently involved in any matters related to its former subsidiaries that would have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at June 30, 2006, including the lease for the Company’s Anaheim facilities were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2007	$1,112
2008	932
2009	127
2010	85
2011	43
Total	$2,299

Inventory Purchase Commitments

At June 30, 2006, the Company had firm commitments to purchase inventory in the amount of $1.9 million during the second and third quarters of its fiscal year ending March 31, 2007.

5.  Stock-Based Compensation

The Company adopted SFAS 123R effective April 1, 2006.  Prior to April 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, accordingly, accounted for its stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations.

SFAS 123R requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period.  The Company elected to utilize the modified prospective method for the transition to SFAS 123R. Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption. In addition, under the modified prospective method, compensation expense will be recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS 123.  Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly as a result of implementing SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company continues to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of stock option grants.  The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  SFAS 123 did not require the estimation of forfeitures in the calculation of stock compensation expense; however, SFAS 123R does require such estimation and upon adoption of SFAS 123R, the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from operating activities because no tax benefits are realized from stock option exercises. The adoption of SFAS 123R also had no effect on cash flows from financing activities.

The following table illustrates the impact of adopting SFAS 123R as if the Company had continued to account for stock-based compensation under APB 25:

	Three Months Ended June 30, 2006
	SFAS 123R	APB 25
	(In thousands, except per share amounts)
Loss before income taxes	$(331)	$(276)
Net income (loss)	$279	$334
Basic and diluted earnings per common share	$0.01	$0.01

The following table illustrates the effect on net loss and net loss per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.  For purposes of this pro forma disclosure, the fair value of the options was estimated using the BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

Three Months Ended June 30, 2005
(In thousands, except per share amounts)
Net loss — as reported	$(726)
Add: Stock-based employee compensation expense included in net loss — as reported	265
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(371)
Net loss — pro forma	$(832)

Basic and diluted loss per share — as reported	$(0.03)
Basic and diluted loss per share — pro forma	$(0.03)

The Company has one stock option plan, the 1997 Stock Incentive Plan (the “Plan”), which provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, associates and consultants to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant.  Options expire ten years after the date of grant or 90 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date.  New shares are issued to satisfy stock option exercises under the Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 1), the Company assumed all of the outstanding options under the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”).  As of June 30, 2006, options to purchase 5.4 million shares of the Company’s common stock were outstanding under the 1998 Plan.  No further options may be granted under the 1998 Plan.

Both the Plan and the 1998 Plan (the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.  These change in control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of changes in the Plans for the three months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2006	6,977	$1.42	3.97
Granted	105	$2.21	N/A
Exercised	(140)	$1.14	N/A
Forfeited	(17)	$2.74	N/A
Expired	(22)	$2.36	N/A
Options outstanding at June 30, 2006	6,903	$1.43	3.80	$8,252
Vested and expected to vest at June 30, 2006	6,766	$1.41	3.70	$8,202
Options exercisable at June 30, 2006	6,370	$1.37	3.44	$7,954
Options exercisable pursuant to a change in control at June 30, 2006	6,903	$1.43	3.80	$8,252

At June 30, 2006, there were 168,000 shares of common stock available for grant under the Plan.

For the three month periods ended June 30, 2006 and 2005, the Company received $168,000 and $87,000, respectively, in cash from the exercise of stock options.  Total stock-based compensation expense for the three month period ended June 30, 2006 was $100,000.  No income tax benefit was realized from activity in the Plans during the three month periods ended June 30, 2006 and 2005.

At June 30, 2006, there was $788,000 of total unrecognized compensation expense related to unvested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

The fair value of each stock-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2006	2005

Dividend yield	0.0	N/A
Expected life — years	7.0	N/A
Risk-free interest rate	5.0%	N/A
Expected volatility of common stock	0.89	N/A

A summary of the grant-date fair value and intrinsic value information is as follows:

	Three Months Ended June 30,
	2006	2005
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	$1.77	N/A
Intrinsic value of options exercised	$163	$90
Total fair value of options vested during the period	$384	$473

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

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three month periods ended June 30, 2006 and 2005:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended June 30, 2006
Product revenue from external customers	$6,516	$1,339	$—	$7,855
Service and other revenue from external customers	—	745	5,216	5,961
Depreciation and amortization	19	34	28	81
Segment income (loss)	1,501	(640)	658	1,519

Three Months Ended June 30, 2005
Product revenue from external customers	$5,347	$1,699	$—	$7,046
Service and other revenue from external customers	—	479	4,554	5,033
Depreciation and amortization	30	34	83	147
Segment income (loss)	785	(700)	496	581

The following table reconciles segment income to consolidated (loss) before income taxes:

	Three Months Ended June 30,
	2006	2005
		(In thousands)
Total income for reportable segments	$1,519	$581
Unallocated amounts:
Corporate expenses	(774)	(899)
Other expense, net	(690)	(48)
Interest expense, net	(386)	(352)
Loss before income taxes	$(331)	$(718)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, development plans, backlog and manufacturing capabilities, the applications for and acceptance of our products and services, the status of our facilities and product development, and the impact of pending litigation. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

Our AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 25,000 production AutoVue units have been sold for truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently offered as an option on certain Mercedes, MAN, Freightliner and International trucks.  In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold.  To date, royalty payments from Valeo have not been significant.  Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our LDW technology on three Infiniti platforms, the FX, M and Q, where the device is offered as part of the technology option package.  Valeo is currently in negotiations to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such negotiations will be successful.  We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions.  Our services include planning and other engineering for the implementation of transportation infrastructure and related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.  These services and systems are sold to local, state and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues.  The

Federal Highway Bill was passed in August 2005, which provides for a significant increase in transportation funding over the next six years.  Our Transportation management systems business is expanding partly due to the passage of the Federal Highway Bill combined with expansion of transportation funds at state and local agencies throughout the country.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, accounting for stock-based compensation related to SFAS 123R, and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

In addition to product and contract revenues, we derive revenue from technology access fees, the provision of specific non-recurring contract engineering services related to our AutoVue LDW systems, and royalties related to unit sales of our AutoVue LDW systems by our strategic partner Valeo to the passenger car market. Technology access fee revenues are recognized evenly over the period in which they are earned.  Non-recurring contract engineering revenues are recognized in the period in which the related services are performed.  Royalty revenues are recorded based on unit sales of our products by Valeo and are recognized in the period in which such sales occur.  Technology access fee revenues, contract engineering revenues and royalty revenues are included in net sales.

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

Warranty.  We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship.  Defective products are either repaired or replaced, at our option, upon meeting certain criteria.  We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses on the accompanying condensed consolidated balance sheets.  Should our actual experience of warranty returns be higher than anticipated, additional warranty reserves may be required, which may adversely affect our operating results.

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

Stock-Based Compensation.  We adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006.  Prior to April 1, 2006, we followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, accordingly, accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations.

SFAS 123R requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period.  We elected to utilize the modified prospective method for the transition to SFAS 123R. Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption. In addition, under the modified prospective method, compensation expense will be recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS 123.

In implementing SFAS 123R, we have used the Black-Scholes-Merton (“BSM”) option-pricing formula to estimate the fair value of stock-based awards granted subsequent to April 1, 2006.  Our assumptions under the BSM formula include the following:  expected volatilities are based on the historical volatility of our stock price, the expected life of options is derived based on the historical life of our options, and the risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.  Additionally, SFAS 123 did not require the estimation of forfeitures in the calculation of stock compensation expense; however, SFAS 123R does require such estimation and upon adoption of SFAS 123R, we changed our methodology to include an estimate of forfeitures.  Future stock-based compensation expense in any particular quarter or year could be affected by changes in our assumptions or changes in market conditions.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended June 30,
	2006	2005
Net sales and contract revenues:
Net sales	62.2%	62.3%
Contract revenues	37.8	37.7
Total net sales and contract revenues	100.0	100.0
Costs and expenses:
Cost of net sales	34.4	31.1
Cost of contract revenues	24.2	24.6
Gross profit	41.4	44.3
Operating expenses:
Selling, general and administrative	29.0	31.7
Research and development	7.3	14.5
Deferred compensation plan	(0.5)	0.5
Amortization of intangible assets	0.2	0.3
Total operating expenses	36.0	47.0
Operating income (loss)	5.4	(2.6)
Other income (expense):
Other expense, net	(5.0)	(0.4)
Interest expense, net	(2.8)	(2.9)
Total other income (expense), net	(7.8)	(3.3)

Loss before income taxes	(2.4)	(5.9)
Income tax benefit (expense)	4.4	(0.1)
Net income (loss)	2.0%	(6.0)%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensor sales, which are derived from sales of our Vantage video detection systems; and Automotive Sensor sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 10.7% of total net sales and contract revenues in the three months ended June 30, 2006.

Total net sales and contract revenues increased 14.4% to $13.8 million for the three months ended June 30, 2006, compared to $12.1 million in the corresponding period in the prior fiscal year. This increase was primarily due to increased Roadway Sensors net sales and Transportation Systems contract revenues offset in part by decreased Automotive Sensors net sales, as discussed below.

Net sales increased 14.3% to $8.6 million for the three months ended June 30, 2006 as compared to $7.5 million in the corresponding period of the prior fiscal year.  This increase was driven by a 21.9% increase in Roadway Sensors net sales in the three months ended June 30, 2006 over the corresponding period in the prior year as we continue to experience positive reaction to recently introduced Vantage product offerings such as eAccess and color cameras as well as higher governmental spending which we believe is related to the passage of the Federal Highway Bill in August 2005.  The increase in Roadway Sensors net sales was partially offset by a decrease of 4.3% in Automotive Sensors net sales, which was primarily a result of reduced sales to our largest AutoVue customer.  The higher level of sales in the prior fiscal year occurred largely as a result of our largest AutoVue customer purchasing approximately $1.0 million of spare LDW systems in the prior year in anticipation of the changeover to the next generation LDW system.  $400,000 of these LDW systems were purchased in the first quarter of the prior fiscal year and resulted in unusually high volumes for this customer in that period.  Such purchases of spare systems did not occur in the three months ended June 30, 2006, and are not expected to occur for at least the remainder of this current fiscal year.  Additionally, our largest customer benefited from volume pricing discount which were effective January 1, 2006, also contributing to the decline in our net sales for Automotive Sensors.  The reduced level of sales to our largest AutoVue customer was somewhat offset by a 150% increase in sales of aftermarket LDW systems in North America.  While we have enjoyed recent success in signing new customers in the truck market, for the reasons previously noted, we have experienced a decline in sales from our largest Automotive Sensors hardware customers.  We cannot assure you that this trend will not continue.

Royalty revenues from Valeo for sales of our LDW systems for the passenger car market remained relatively insignificant in the current quarter.  Our LDW systems are now offered as an option on three Infiniti models.  While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 14.5% to $5.2 million for the three months ended June 30, 2006 as compared to $4.6 million in the corresponding period of the prior fiscal year.  This increase is largely due to increased funding at the federal, state and local levels throughout the country.  In response to this growth in funding, we have increased our Transportation Systems staff by 9% in the three months ended June 30, 2006.  We expect to continue to increase our Transportation Systems staff over the next couple quarters, although not at the same rate as in the three months ended June 30, 2006.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Gross Profit.  Total gross profit increased 6.8% to $5.7 million for the three months ended June 30, 2006 as compared to $5.4 million in the corresponding period of the prior fiscal year.  Total gross profit as a percent of net sales and contract revenues decreased to 41.4% for the three months ended June 30, 2006 as compared to 44.3% for the corresponding period of the prior fiscal year.

Gross profit as a percent of net sales was 44.7% for the three months ended June 30, 2006 compared to 50.1% in the corresponding period of the prior fiscal year.  This decrease was primarily due to volume discounts given to our largest Automotive Sensors hardware customer, increased product support activities in our Roadway Sensors business, an increased level of lower margin non-recurring engineering services sold to our strategic partner Valeo in the current year period and the mix of products sold in the current quarter. Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix.

Gross profit as a percent of contract revenues increased to 36.0% for the three months ended June 30, 2006 compared to 34.8% in the corresponding period of the prior fiscal year.  The increase in gross profit as a percent of contract revenues was primarily due to a continued focus on higher margin contracts and a favorable contract mix.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 4.5% to $4.0 million (or 29.0% of total net sales and contract revenues) in the three months ended June 30, 2006 compared to $3.8 million (or 31.7% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  The increase in selling, general and administrative expenses was largely due to increased sales and marketing costs to support sales growth in Roadway Sensors and Transportation Systems, consisting primarily of higher commissions on higher sales, and higher personnel costs and related expenses due to the additional sales and support staff hired during the current quarter.  While we recently reached a preliminary settlement in the Delta litigation, we anticipate we will incur additional legal fees in the next quarter related to the finalization of the settlement.

Research and Development Expense.  Research and development expense decreased 42.6% to $1.0 million (or 7.3% of total net sales and contract revenues) in the three months ended June 30, 2006 compared to $1.7 million (or 14.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  The decrease in research and development expense was largely a result of higher than anticipated costs in the prior year period in Automotive Sensors as we expended significant development resources in qualifying the next generation LDW system with our largest customer.  Additionally, in the current year there has been a slight shift in engineering resources from research and development activities to product support activities as a result of the introduction of new products.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Deferred Compensation Plan Expense.  During the three month period ended June 30, 2006, we recorded a non-cash benefit of $66,000 related to the depreciation in value of 310,510 shares of our common stock held in trust by our deferred compensation savings plan.  This compares to a non-cash expense of $62,000 recorded in the three month period ended June 30, 2005.  We expect to continue to experience non-cash expense or benefit in future periods as the value of the assets held in our deferred compensation savings plan fluctuates.

Other Income (Expense), Net.  Other expense, net reflects the following:

	Three Months Ended June 30, 2006
	2006	2005
	(In thousands)
Settlement of lawsuit	$(688)	$—
Other	(2)	(48)
Other expense, net	$(690)	$(48)

Other expense, net for the three months ended June 30, 2006 primarily reflects $688,000 of expense recorded in connection with the settlement of litigation described in Note 4 to the accompanying condensed consolidated financial statements.

Interest expense, net reflects the following:

	Three Months Ended June 30, 2006
	2006	2005
	(in thousands)
Interest expense	$(300)	$(265)
Amortization of debt discount	(52)	(52)
Amortization of deferred finance costs	(34)	(35)
Interest expense, net	$(386)	$(352)

Interest expense increased 9.7% for the three month period ended June 30, 2006 compared to the corresponding period in the prior fiscal year primarily as a result of a higher level of borrowings on our line of credit in the current year.

Income Taxes.  During the three months ended June 30, 2006, we recognized an income tax benefit of $610,000, as compared to income tax expense of $8,000 in the three months ended June 30, 2005.  The tax benefit recorded in the three months ended June 30, 2006 reflects a tax benefit of $154,000 based on an estimated annual effective tax rate of 47.3% applied to the pre-tax losses for the three months ended June 30, 2006, as well as a $456,000 reduction in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  As a result, total deferred tax assets on our consolidated balance sheet increased from $1.6 million at March 31, 2006 to $2.1 million at June 30, 2006.  In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated.  We anticipate this will cause our future effective tax rate in any given period to fluctuate from prior effective tax rates, estimated effective tax rates and statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations.  At June 30, 2006, we had $3.1 million in working capital, which included borrowings of $3.5 million on our revolving line of credit and $225,000 in cash and cash equivalents. This compares to working capital of $3.3 million at March 31, 2006, which included borrowings of $2.7 million on our revolving line of credit and $131,000 in cash and cash equivalents. Our operations used $599,000 of cash during the three months ended June 30, 2006, primarily as a result of increases in prepayments, accounts payable and accrued expenses due to the timing of payments.  Additionally, inventory levels increased slightly to support sales growth.  During the three months ended June 30, 2005, we used $1.9 million in cash, primarily as a result of a higher level of open accounts receivable driven by sales growth and increased accounts payable and accrued expenses due to the timing of payments, partially offset by planned decreases in inventory levels.

Our investing activities for the three months ended June 30, 2006 and 2005 consisted entirely of purchases of property and equipment, which aggregated $142,000 and $212,000, respectively.

Cash provided by financing activities was $835,000 in the three months ended June 30, 2006, which was the result of net borrowings of $667,000 and cash inflows of $168,000 from the exercise of outstanding stock options to purchase our common stock. During the three months ended June 30, 2005, financing activities provided $2.0 million of cash, which was comprised of net borrowings of $1.9 million and cash inflows of $124,000 from the exercise of outstanding stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At June 30, 2006
(In thousands)
Convertible debentures, net	$9,255
Bank term note	2,396
Promissory note to landlord	1,292
Other	119
$13,062

We renewed our credit agreement with our bank effective August 1, 2005.  This credit agreement expired on July 31, 2006, but was extended until August 31, 2006, and provides for borrowings of up to $5.0 million subject to a borrowing formula based upon qualified accounts receivable and inventories as defined in the credit agreement.  At June 30, 2006, we had $4.1 million available under the revolving line of credit, of which $600,000 was unused.  We are in the process of renegotiating with our bank for a new line of credit but cannot assure you that we will be successful in securing a new line on a timely basis, on favorable terms, or at all.  If our line of credit is renewed, we believe that the cash generated from our operations, together with our line of credit, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we believe we could obtain additional funds through additional borrowings or the sale of equity securities.

Contractual Obligations

Our contractual obligations are as follows at June 30, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	Total
	(In thousands)
Lines of credit	$3,509	$—	$—	$—	$—	$3,509
Notes payable	1,636	1,940	231	—	—	3,807
Convertible debentures	—	—	—	9,850	—	9,850
Operating leases	1,112	932	127	85	43	2,299
Total	$6,257	$2,872	$358	$9,935	$43	$19,465

At June 30, 2006, we had firm commitments to purchase inventory in the amount of $1.9 million during the second and third quarters of the fiscal year ending March 31, 2007.

Off Balance Sheet Arrangements

In May 2004 we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at a conversion price of $3.61 per share. At June 30, 2006, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At June 30, 2006, outstanding warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.64 per share and outstanding warrants to purchase an aggregate of 62,500 shares of common stock at an exercise price of $1.95 per share are callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share are callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

In connection with the issuance of warrants to purchase 1,250,000 shares of our common stock at $1.64 per share, we are a party to certain registration rights agreements that contain provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the underlying shares of common stock.  These warrants have been accounted for within equity in our condensed consolidated balance sheets in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreements associated with these warrants.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We are currently evaluating the impact of FIN 48 and will adopt this Interpretation in the first quarter of our fiscal year ending March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit, bank term note and a promissory note to our landlord. Our line of credit, bank term note and promissory note to our landlord bear interest based on the prevailing prime rate (8.25% at June 30, 2006).  We do not believe that a 10% increase in the interest rate on our line of credit, bank term note and promissory note to our landlord (from 11.25% to 12.38% on the line of credit, from 8.50% to 9.35% on the bank term note and from 10.25% to 11.28% on the promissory note to our landlord) would not have a material impact on our financial position, operating results, or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

Effective April 1, 2006, we implemented a new enterprise resource planning system that thus for has not resulted in any material changes in our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report, is incorporated herein by reference.

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All. We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $590,000 in the year ended March 31, 2005 to negative cash flows from operations of $718,000 in the year ended March 31, 2004 and $599,000 in the three months ended June 30, 2006. Additionally, we failed to meet certain debt covenants under our credit agreement with our bank in two of our last five fiscal quarters.  Our line of credit under this credit agreement expired on July 31, 2006.  Although the line of credit agreement has been extended until August 31, 2006 and we are currently negotiating with our bank to replace the line of credit, we cannot assure you that we will be able to renew this line of credit facility on acceptable terms, in a timely manner or at all.

At June 30, 2006, we had $225,000 of cash and cash equivalents and an outstanding balance of $3.5 million on our line of credit, which line of credit is used to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

We May Experience Production Gaps Which Could Materially And Adversely Impact Our Sales And Financial Results And The Ultimate Acceptance Of AutoVue.  It is possible that we could experience unforeseen quality control issues or part shortages as we ramp up to full production to meet current demand of our LDW systems. Should any such delay or disruption occur while increasing production of our LDW systems, our future sales will likely be materially and adversely affected.

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner, qualify any new products with OEMs and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners, including Valeo’s ability to expand sales of AutoVue in the passenger car market. The success of our AutoVue system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies.

Certain of the components used in our Vantage and AutoVue products may need to be re-engineered in the next 18 months as the industry is moving towards a standard of using lead-free components. We cannot assure you as to the timing of the adoption of this new standard or our ability to successfully redesign our products to incorporate compliant components and gain market acceptance of such redesigned products. In addition, if the standard is adopted earlier than anticipated we may experience a shortage of Vantage and AutoVue products as a result of potential scarcity of lead-free components.

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

An Economic Slowdown Or The Significant Military Operations In The Middle East Or Elsewhere May Impact Government Funding Or Consumer Spending, Causing A Decline In Our Revenues.  In the near term, the funding of U.S. military operations in the Middle East or elsewhere may cause disruptions in funding of government contracts.  Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are often required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other government sources to be temporarily or permanently diverted.  Since a significant portion of our sales are derived from contracts with government agencies, such diversion of funds could produce interruptions in funding or delays in receipt of our contracts, causing disruptions and adversely effecting our revenue and operations.

Concerns about the recent international conflicts and terrorist and military actions, as well as concerns about inflation, decreased consumer confidence, and reduced corporate profits and capital spending have also resulted in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer orders (and also may result in decreased sales of automobiles and trucks that incorporate our LDW systems).  Such concerns may result in cancellations and rescheduling of backlog.  These political, social and economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

New Environmental Regulations May Result In A Decline In Our AutoVue Sales and Royalties.  Recent environmental regulations in Europe are expected to be in place during Fall 2006 which will require more stringent emissions compliance in new trucks manufactured, that could cause a decline in new truck sales in Europe in the near future.  Similar regulations have been announced in North America that may impact diesel engines built after January 2007, which could similarly impact North American OEM truck sales in general.  As a result, we may experience a decline in our LDW sales to truck OEMs related to these stricter regulations.

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

•                                          our ability to control costs;

•                                          the mix of our products and services sold in a quarter, which mix has varied and is expected to continue to vary from time to time;

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

•                                          the amount of our backlog at any given time;

•                                          seasonality due to winter weather conditions;

•                                          the nature of our government contracts;

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

•                                          longer accounts receivable payment cycles;

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

•                                          potentially adverse tax consequences; and

•                                          reduced protection for intellectual property rights in some countries.

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

We Could Experience Negative Financial Impacts Arising From Developments In Contingencies Created Under Our Previous Structure Or By Former Subsidiaries. Although we divested ourselves of all business units, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, we recently entered into a preliminary settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we will be required to issue $213,000 of our common stock to this supplier and pay $125,000 on or before October 20, 2006 and an additional $350,000 in 36 equal monthly installments of $9,700 beginning in November 2006.  Although we are not aware of any other material contingencies, it is possible that other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of June 30, 2006, our officers and directors owned approximately 16% of the outstanding shares of our common stock (and approximately 25% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2006). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

Dated: August 14, 2006	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)