Form 10-Q
period 2006-09-30
ITERIS, INC.
filed 2006-11-14
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

As of November 10, 2006, the registrant had 30,685,110 shares of common stock outstanding

ITERIS, INC.
Quarterly Report on Form 10-Q
For the Three Months and Six Months Ended September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19	$131
Trade accounts receivable, net of allowance for doubtful accounts of $555 and $429 at September 30, 2006 and March 31, 2006, respectively	12,462	11,426
Costs and estimated earnings in excess of billings on uncompleted contracts	3,033	2,693
Inventories, net of reserve for inventory obsolescence of $721 and $592 at September 30, 2006 and March 31, 2006, respectively	4,792	2,814
Deferred income taxes	761	790
Prepaid expenses and other current assets	504	368
Total current assets	21,571	18,222
Property and equipment, net	1,745	1,783
Deferred income taxes	1,475	818
Intangible assets, net of accumulated amortization of $334 and $261 at September 30, 2006 and March 31, 2006, respectively	478	551
Goodwill	27,774	27,774
Other assets	438	485
Total assets	$53,481	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,161	$3,620
Accrued payroll and related expenses	2,924	3,481
Accrued liabilities	2,749	2,304
Billings in excess of costs and estimated earnings on uncompleted contracts	845	893
Revolving line of credit	577	2,662
Current portion of long-term debt	2,261	1,969
Total current liabilities	15,517	14,929
Non-current accrued liabilities	216	12
Deferred compensation plan liability	788	820
Deferred gain on sale of building	307	449
Long-term debt	1,213	2,171
Convertible debentures, net	9,307	9,203
Total liabilities	27,348	27,584
Commitments and contingencies
Redeemable common stock, 1,219 shares issued and outstanding at September 30, 2006 and March 31, 2006	3,414	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at September 30, 2006 and March 31, 2006	—	—
Common stock, $0.10 par value, 50,000 shares authorized, 29,363 and 27,432 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	2.936	2,743
Additional paid-in capital	129,538	126,664
Common stock held in trust, 311 shares at September 30, 2006 and March 31, 2006	(374)	(374)
Notes receivable from employees	(45)	(49)
Accumulated deficit	(109,345)	(110,356)
Accumulated other comprehensive income	9	7
Total stockholders’ equity	22,719	18,635
Total liabilities and stockholders’ equity	$53,481	$49,633

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales and contract revenues:
Net sales	$9,323	$7,975	$17,923	$15,500
Contract revenues	5,143	4,740	10,359	9,294
Total net sales and contract revenues	14,466	12,715	28,282	24,794

Costs and expenses:
Cost of net sales(a)	5,296	4,236	10,054	7,991
Cost of contract revenues(a)	3,213	3,037	6,552	6,006
Gross profit	5,957	5,442	11,676	10,797
Operating expenses:
Selling, general and administrative(a)	3,985	4,086	7,986	7,914
Research and development(a)	771	1,370	1,774	3,116
Deferred compensation plan	34	16	(32)	78
Amortization of intangible assets	37	36	73	73
Total operating expenses	4,827	5,508	9,801	11,181
Operating income (loss)	1,130	(66)	1,875	(384)
Non-operating income (expense):
Other income (expense), net	45	86	(645)	38
Interest expense, net	(424)	(358)	(810)	(710)
Income (loss) before income taxes	751	(338)	420	(1,056)
Income tax benefit (provision)	(19)	183	591	175
Net income (loss)	$732	$(155)	$1,011	$(881)

Earnings (loss) per share:
Basic	$0.03	$(0.01)	$0.04	$(0.03)
Diluted	$0.02	$(0.01)	$0.03	$(0.03)
Weighted average shares outstanding:
Basic	28,882	28,106	28,637	28,084
Diluted	33,020	28,106	32,694	28,084
(a) Includes stock-based compensation expense as follows:
Cost of net sales	$4	$9	$9	$18
Cost of contract revenues	$19	$67	$48	$137
Selling, general and administrative expense	$5	$136	$59	$275
Research and development expense	$46	$46	$58	$93

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$1,011	$(881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in deferred tax assets	(628)	(189)
Depreciation and amortization of property and equipment	278	335
Stock-based compensation expense	174	523
Issuance of warrants for services	21	—
Amortization of deferred gain on sale—leaseback transaction	(142)	(142)
Amortization of debt discount	104	104
Amortization of intangible assets	73	73
Amortization of deferred financing costs	69	69
Changes in operating assets and liabilities:
Accounts receivable	(1,036)	(17)
Net costs and estimated earnings in excess of billings	(388)	(435)
Inventories	(1,978)	1,341
Prepaid expenses and other assets	(158)	(177)
Accounts payable and accrued liabilities	2,735	(563)
Net cash provided by operating activities	135	41

Cash flows from investing activities
Purchases of property and equipment	(240)	(386)

Cash flows from financing activities
Proceeds (payments) from borrowings on line of credit, net	(2,085)	766
Payments on long-term debt	(666)	(657)
Change in checks drawn in excess of available bank balances	81	—
Proceeds from stock option and warrant exercises	2,663	190
Net cash (used in) provided by financing activities	(7)	299
Decrease in cash	(112)	(46)
Cash at beginning of period	131	46
Cash at end of period	$19	$—

Supplemental cash flow information:
Cash paid during the period:
Interest	$637	$528
Income taxes	—	44

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in settlement of liabilities	$213	$—
Fair value of warrants issued in settlement of liabilities	—	28

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2006, the consolidated results of operations for the three and six months ended September 30, 2006 and 2005, and the consolidated cash flows for the six months ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended September 30, 2006, are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 29, 2006.

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair values of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates.  The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates.  The estimated fair value of redeemable common stock was $3.0 million and $3.2 million at September 30, 2006 and March 31, 2006, respectively, based on the closing price of the Company’s common stock on those dates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful life ranging from three to eight years.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.  Beginning April 1, 2006, the Company began depreciating property and equipment using the straight-line method of depreciation.  Prior to this date, the Company used the double declining balance method of depreciation.  As a result of this change in estimate, depreciation expense declined by $114,000 and $194,000 for the three and six months ended September 30, 2006, respectively, resulting in no impact on earnings per share for the three months ended September 30, 2006, and a $0.01 per share impact on earnings per share for the six months ended September 30, 2006.

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment)  on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist, of which none have been identified.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The Company determines the fair value of reporting units using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

Other Comprehensive Income

The only component of accumulated other comprehensive income is foreign currency translation adjustments.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  As further discussed in Note 6, the Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS 109.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48 and expects to adopt this Interpretation in the first quarter of its fiscal year ending March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application of the statement is encouraged. Generally, this statement will be applied prospectively. The Company is currently evaluating the impact of SFAS 157 and expects to adopt SFAS 157 in the first quarter of its fiscal year ending March 31, 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company is currently evaluating the impact of SAB 108 and expects to adopt SAB 108 in the first quarter of its fiscal year ending March 31, 2008.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”).  The task force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis (included as sales) a company should disclose those amounts if significant.  EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006.  The Company is currently evaluating the impact of EITF 06-3 and expects to adopt EITF 06-3 in the fourth quarter of the current fiscal year.

2.  Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	September 30, 2006	March 31, 2006
	(In thousands)
Materials and supplies	$3,750	$2,258
Work in process	200	217
Finished goods	842	339
	$4,792	$2,814

Goodwill and Intangible Assets

The following table sets forth the Company’s intangible assets that are subject to amortization:

	September 30, 2006		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(230)	$495	$(179)
Patents	317	(104)	317	(82)
Total	$812	$(334)	$812	$(261)

Amortization expense for intangible assets subject to amortization was $37,000 and $73,000 for the three and six months ended September 30, 2006, respectively, and $36,000 and $73,000 for the three and six months ended September 30, 2005, respectively.  Future estimated amortization expense for the remainder of the current fiscal year, the next four fiscal years and thereafter is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2007	$73
2008	147
2009	147
2010	59
2011	46
Thereafter	6
$478

At September 30, 2006, goodwill of $27.8 million was comprised of $18.0 million associated with the October 2004 merger between the Company and its Iteris Subsidiary; $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates, Inc. and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$590	$342	$519	$326
Additions charged to cost of sales	155	190	290	265
Warranty claims	(66)	(91)	(130)	(150)
Balance at end of period	$679	$441	$679	$441

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$732	$(155)	$1,011	$(881)

Denominator:
Weighted average common shares used in basic computation	28,882	28,106	28,637	28,084
Dilutive stock options	3,550	—	3,484	—
Dilutive warrants	588	—	573	—
Weighted average common shares used in dilutive computation	33,020	28,106	32,694	28,084

Earnings (loss) per share:
Basic	$0.03	$(0.01)	$0.04	$(0.03)
Diluted	$0.02	$(0.01)	$0.03	$(0.03)

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Stock options	568	4,299	547	4,093
Warrants	1,200	983	1,290	872
Convertible debentures	2,729	2,729	2,729	2,729

3.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

The Company renewed its line of credit agreement with its primary bank in August 2005, which provided for borrowings of up to $5.0 million.  This line of credit agreement was scheduled to expire on July 31, 2006 but was extended until October 31, 2006.

Subsequent to September 30, 2006, the Company replaced its current facility and entered into a new two year credit facility with a different bank.  The new facility provides for combined line of credit and bank term note borrowings of up to $8.0 million.  Under the new credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Line of credit interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25%.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement.  Additionally, the Company paid a commitment fee of $40,000 in October 2006 and is obligated to pay an additional $40,000 on the one year anniversary of the facility. The new credit facility is secured by substantially all of the assets of the Company.

On September 30, 2006, the available credit under the prior line of credit agreement was $4.4 million, of which $3.8 million was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2006	March 31, 2006
	(In thousands)

Convertible debentures, net	$9,307	$9,203
Bank term note	2,084	2,708
Promissory note to landlord	1,292	1,292
Other	98	140
	12,781	13,343
Less current portion	(2,261)	(1,969)
	$10,520	$11,374

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount; and from May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount.  As of September 30, 2006, $250,000 of convertible debentures had been converted into  69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at September 30, 2006.

Bank Term Note.  In October 2004, the Company entered into a $5.0 million term note payable with a bank.  The note is due on May 27, 2008, and provides for monthly principal payments of approximately $104,000.  Interest accrues at the current stated prime rate plus 0.25% (8.50% at September 30, 2006). Subsequent to September 30, 2006 the term note was assumed by the Company’s new bank as part of the Company’s new $8.0 million credit facility. The new term note is also due on May 27, 2008 and provides for monthly principal payments of approximately $104,000.  Interest accrues under the new term note at the current stated prime rate plus 1.25%.  Amounts due under the term note reduce the Company’s ability to borrow against its eligible assets on its line of credit.

Both the new bank term note and the new line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.

Promissory Note to Landlord.  The Company has a $1.3 million unsecured promissory note payable to the landlord of its Anaheim headquarters.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (10.25% at September 30, 2006).  Beginning on October 1, 2006, the Company is required to make four equal quarterly payments of principal and accrued interest.  All outstanding accrued interest and principal becomes payable in full on July 1, 2007. The first principal payment of approximately $323,000 was made on October 5, 2006.

Scheduled aggregate maturities of long-term debt principal as of September 30, 2006 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2007	$1,292
2008	1,939
2009	243
2010	9,850
$13,324
Less: unamortized debt discount	(543)
$12,781

4.  Common Stock Warrants

On September 27, 2006, the Company issued warrants to purchase an aggregate 246,250 shares of common stock at an exercise price of $3.25 with a five year life to an existing shareholder in exchange for the early exercise of 1,250,000 outstanding warrants with an exercise price of $1.61.  The new warrants are immediately exercisable and are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price greater than or equal to two times the exercise price of the warrants.  The fair value of the new warrants was $320,000 calculated using the Black-Scholes-Merton (“BSM”) option-pricing formula.  The warrants were considered a cost of raising capital and were recorded in equity.

In connection with the issuance of the new warrants, the Company is party to a registration rights agreement that contains provisions under which the Company could be subjected to liquidated damages should it fail to maintain effective registration statements for the underlying shares of common stock.  These warrants have been accounted for within equity in the condensed consolidated balance sheet in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of September 30, 2006, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

5.  Commitments and Contingencies

Litigation and Other Contingencies

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of the Company that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders. The plaintiff in this lawsuit sought monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  On July 20, 2006, the Company entered into a settlement agreement in connection with this matter.  The dispute was settled in full for $688,000 payable as follows:  (i) the Company issued 88,912 shares of the Company’s common stock on August 18, 2006 valued at $213,000 based on the closing sales price of the Company’s common stock on the date of issuance; (ii) the Company made a cash payment of $125,000 on October 20, 2006; and (iii) the Company is obligated to pay $350,000 in cash in equal monthly installments of $9,700 over the next three years beginning in November 2006.  In connection with this settlement, the Company has recorded a charge of $636,000, representing the fair value of the settlement, within other expense in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2006.

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at September 30, 2006 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2007	$761
2008	983
2009	146
2010	85
2011	43
Total	$2,018

Inventory Purchase Commitments

At September 30, 2006, the Company had firm commitments to purchase inventory in the amount of $1.5 million during the third and fourth quarters of its fiscal year ending March 31, 2007.

6.  Stock-Based Compensation

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

The fair value concepts were not changed significantly as a result of implementing SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company continues to use both the BSM option-pricing formula and straight-line amortization of compensation expense over the requisite service period of stock option grants.  The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  SFAS 123 did not require the estimation of forfeitures in the calculation of stock compensation expense; however, SFAS 123R does require such estimation and upon adoption of SFAS 123R, the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from operating activities because no tax benefits are realized from stock option exercises. The adoption of SFAS 123R also had no effect on cash flows from financing activities.

The following table illustrates the impact of adopting SFAS 123R:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
	(In thousands, except per share amounts)
Income before income taxes	$(39)	$(94)
Net income	$(39)	$(94)
Basic and diluted earnings per share	$0.00	$0.00

The following table illustrates the effect on net loss and net loss per share for the three and six months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.  For purposes of this pro forma disclosure, the fair value of the options was estimated using the BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
	(In thousands, except per share amounts)
Net loss — as reported	$(155)	$(881)
Add: Stock-based compensation expense included in net loss — as reported	258	523
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(364)	(735)
Net loss — pro forma	$(261)	$(1,093)

Basic and diluted loss per share — as reported	$(0.01)	$(0.03)
Basic and diluted loss per share — pro forma	$(0.01)	$(0.04)

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, associates and consultants to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant.  Options expire ten years after the date of grant or 90 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date.  New shares are issued to satisfy stock option exercises under the Plan.  As of September 30, 2006, options to purchase 1.5 million shares of the Company’s common stock were outstanding under the Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 1), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder.  As of September 30, 2006, options to purchase 5.4 million shares of the Company’s common stock were outstanding under the 1998 Plan.  No further options may be granted under the 1998 Plan.

Certain options granted under both the Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.  These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the six months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2006	6,977	$1.42	3.97
Granted	169	$2.33	N/A
Exercised	(191)	$1.16	N/A
Forfeited	(18)	$2.64	N/A
Expired	(24)	$2.50	N/A
Options outstanding at September 30, 2006	6,913	$1.44	3.62	$8,890
Vested and expected to vest at September 30, 2006	6,839	$1.43	3.56	$8,874
Options exercisable at September 30, 2006	6,462	$1.38	3.26	$8,716
Options exercisable at September 30, 2006 pursuant to a change-in-control	6,913	$1.44	3.62	$8,890

At September 30, 2006, there were 106,000 shares of common stock available for grant under the Plan.

For the six month periods ended September 30, 2006 and 2005, the Company received $224,000 and $153,000, respectively, in cash from the exercise of stock options.  Total stock-based compensation expense for the three and six months ended September 30, 2006 was $74,000 and $174,000, respectively.  No income tax benefit was realized from activity in the Plans during the six months ended September 30, 2006 and 2005.

At September 30, 2006, there was $780,000 of total unrecognized compensation expense related to unvested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 2.9 years.

The fair value of each stock-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatility is based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options.  The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The grant date fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Dividend yield	0.0	0.0	0.0	0.0
Expected life — years	7.0	7.0	7.0	7.0
Risk-free interest rate	4.7%	5.5%	4.8%	5.5%
Expected volatility of common stock	0.89	0.50	0.89	0.50

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	$2.01	$1.82	$1.86	$1.82
Intrinsic value of options exercised	$63	$89	$225	$179
Total fair value of options vested during the period	$134	$879	$517	$1,352

7.  Business Segment Information

The Company currently operates in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems.  The Roadway Sensors segment includes the Company’s Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.  The Automotive Sensors segment includes AutoVue and is comprised of all activities related to lane departure warning systems for vehicle safety.  The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets, including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets, are not allocated to the segments.  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and six months ended September 30, 2006 and 2005:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended September 30, 2006
Product revenue from external customers	$6,961	$1,658	$—	$8,619
Service and other revenue from external customers	—	704	5,143	5,847
Depreciation and amortization	20	34	34	88
Segment income (loss)	1,601	(527)	707	1,781

Three Months Ended September 30, 2005
Product revenue from external customers	$5,798	$1,472	$—	$7,270
Service and other revenue from external customers	—	705	4,740	5,445
Depreciation and amortization	33	48	68	149
Segment income (loss)	878	(608)	600	870

Six Months Ended September 30, 2006
Product revenue from external customers	$13,477	$2,996	$—	$16,473
Service and other revenue from external customers	—	1,450	10,359	11,809
Depreciation and amortization	39	68	62	169
Segment income (loss)	3,102	(1,161)	1,365	3,306

Six Months Ended September 30, 2005
Product revenue from external customers	$11,145	$3,199	$—	$14,344
Service and other revenue from external customers	—	1,156	9,294	10,450
Depreciation and amortization	63	82	151	296
Segment income (loss)	1,663	(1,308)	1,096	1,451

The following table reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Total income for reportable segments	$1,781	$870	$3,306	$1,451
Unallocated amounts:
Corporate expenses	(651)	(936)	(1,431)	(1,835)
Other income (expense), net	45	86	(645)	38
Interest expense, net	(424)	(358)	(810)	(710)
Income (loss) before income taxes	$751	$(338)	$420	$(1,056)

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

Our Vantage product is a video vehicle detection system that detects the presence of vehicles on roadways.  Vantage systems are used at signalized intersections to enable a traffic controller to more efficiently allocate green signal time and are also used for incident detection and highway traffic data collection applications. We sell and distribute our Vantage products primarily to commercial customers and municipal agencies.

Our AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 25,000 production AutoVue units have been sold for truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently offered as an option on certain trucks, including Mercedes, MAN, Iveco, DAF, Scania, Freightliner and International.  In North America our LDW systems are sold primarily to truck fleets, and to date, 36 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 19,000 vehicles.  In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold.  To date, royalty payments from Valeo have not been significant.  Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the launch of our LDW technology on three Infiniti platforms, the FX, M and Q, where the device is offered as part of the technology option package.  Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful.  We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

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

Accounts Receivable.  We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding greater than a certain period of time.  We record reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical collections experience.  A considerable amount of judgment is required in assessing the ultimate realization of trade receivables, including the current credit-worthiness of each customer.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required that could adversely affect our operating results.

Inventory. Inventories consist of finished goods, work-in-process and raw materials and are stated at the lower of cost or market.  We provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels.  Reserves are established for inventory levels that exceed anticipated future demand.  It is possible that reserves over and above those already established may be required in the future if market conditions for our products deteriorate.

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

On an interim basis, we estimate what our anticipated annual effective tax rate will be and record a quarterly income tax provision in accordance with this anticipated rate. As the fiscal year progresses, we refine our estimates based upon actual events and earnings during the year. This estimation process can result in significant changes to our expected effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate. The changes described in the preceding sentence and adjustments to our valuation allowance may create fluctuations in our overall effective tax rate from quarter to quarter.

Stock-Based Compensation.  We adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006.  Prior to April 1, 2006, we followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, accordingly, accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales and contract revenues:
Net sales	64.4%	62.7%	63.4%	62.5%
Contract revenues	35.6	37.3	36.6	37.5
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net sales	36.6	33.3	35.5	32.2
Cost of contract revenues	22.2	23.9	23.2	24.3
Gross profit	41.2	42.8	41.3	43.5
Operating expenses:
Selling, general and administrative	27.5	32.1	28.2	31.9
Research and development	5.3	10.8	6.3	12.6
Deferred compensation plan	0.3	0.1	(0.1)	0.3
Amortization of intangible assets	0.3	0.3	0.3	0.3
Total operating expenses	33.4	43.3	34.7	45.1
Operating income (loss)	7.8	(0.5)	6.6	(1.6)
Non-operating income (expense):
Other income (expense), net	0.3	0.7	(2.3)	0.2
Interest expense, net	(2.9)	(2.8)	(2.8)	(2.9)
Income (loss) before income taxes	5.2	(2.6)	1.5	(4.3)
Income tax benefit (provision)	(0.1)	1.4	2.1	0.7
Net income (loss)	5.1%	(1.2)%	3.6%	(3.6)%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensor sales, which are derived from sales of our Vantage video detection systems; and Automotive Sensor sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 9.6% and 10.1% of total net sales and contract revenues in the three and six months ended September 30, 2006.

Total net sales and contract revenues increased 13.8% to $14.5 million and 14.1% to $28.3 million for the three and six months ended September 30, 2006, respectively, compared to $12.7 million and $24.8 million in the corresponding periods in the prior fiscal year.  This increase was driven by increased net sales in both the Roadway Sensors and Automotive Sensors businesses as well as increased contract revenues in the Transportation Systems business, as discussed below.

Net sales increased 16.9% to $9.3 million and 15.6% to $17.9 million for the three and six months ended September 30, 2006, respectively, compared to $8.0 million and $15.5 million in the corresponding periods of the prior fiscal year.  This increase was driven by a 20.1% and a 20.9% increase in Roadway Sensors net sales in the three and six months ended September 30, 2006, respectively, over the corresponding periods in the prior year as we continue to experience positive reaction to recently introduced Vantage product offerings such as eAccess and color cameras, as well as higher governmental spending which we believe is related to the passage of the Federal Highway Bill in August 2005.  In addition to the increase in Roadway Sensors net sales, Automotive Sensors net sales increased 8.5% and 2.1% in the three and six months ended September 30, 2006, respectively, over the corresponding periods in the prior year primarily as a result of an increase in sales of our LDW systems in the North American aftermarket and an increase in revenues generated through engineering activities in the passenger car market. Despite an increase of 14.7% in sales of our LDW systems to the heavy truck market for the three months ended September 30, 2006 compared to the same period in the prior year, sales of our LDW systems to this market have decreased by 4.7% for the six months ended September 30, 2006 compared to the same period in the prior year. The higher level of sales in the prior fiscal year occurred largely as a result of our largest Automotive Sensors customer purchasing approximately $1.0 million of spare LDW systems in the prior year in anticipation of the changeover to the next generation LDW system.  $400,000 of these LDW systems were purchased in the first quarter of the prior fiscal year and resulted in unusually high volumes for this customer in that period.  Such purchases of spare systems did not occur in the three and six months ended September 30, 2006, and are not expected to occur for at least the remainder of this current fiscal year.  Additionally, our largest customer benefited from volume pricing discounts which became effective January 1, 2006 and negatively impacted our net sales for Automotive Sensors.  The reduced level of sales to our largest Automotive Sensors hardware customer was somewhat offset by a 166% increase in sales of aftermarket LDW systems in North America for the six months ended September 30, 2006.  Two of the largest European truck manufacturers also recently announced the launch of our LDW system as an option on heavy duty truck models, which may positively impact our LDW sales in the current fiscal year.  While we have enjoyed recent success in signing new customers in the truck market, we have experienced a decline in sales from our largest Automotive Sensors hardware customer, which we have not been able to overcome through sales to new customers in North America or Europe.  We cannot assure you that this trend will not continue.

Royalty revenues from Valeo for sales of our LDW systems for the passenger car market remained relatively insignificant in the current quarter.  Our LDW systems are now offered as an option on three Infiniti models.  While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 8.5% to $5.1 million and 11.5% to $10.4 million for the three and six months ended September 30, 2006, respectively, as compared to $4.7 million and $9.3 million in the corresponding periods of the prior fiscal year.  This increase was largely due to increased funding at the federal, state and local levels throughout the country.  In response to this growth in funding, we have increased our Transportation Systems staff by 12% in the six months ended September 30, 2006.  We expect to continue to increase our Transportation Systems staff over the next couple quarters, although not at the same rate as in the six months ended September 30, 2006.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.  In September 2006 we were awarded a $9.8 million contract from the Federal Highway Administration (“FHWA”), which covers a period of two years beginning April 2007 and contains renewal options extending through 2012.  Although this contract is not expected to substantially affect the trend in contract revenues in our Transportation Systems business and although we cannot assure you that the full face amount of the contract will be spent or that any of the options will be exercised, this contract does help solidify our future FHWA business.

Gross Profit.  Total gross profit increased 9.5% to $6.0 million and 8.1% to $11.7 million for the three and six months ended September 30, 2006, respectively, as compared to $5.4 million and $10.8 million in the corresponding periods of the prior fiscal year.  Total gross profit as a percent of net sales and contract revenues decreased to 41.2% and 41.3% for the three and six months ended September 30, 2006, respectively, as compared to 42.8% and 43.5% in the corresponding periods of the prior fiscal year.

Gross profit as a percent of net sales was 43.2% and 43.9% for the three and six months ended September 30, 2006, respectively, compared to 46.9% and 48.4% in the corresponding periods of the prior fiscal year.  This decrease was primarily due to volume discounts given to our largest Automotive Sensors hardware customer, increased product support activities in our Roadway Sensors business, an increased level of lower margin engineering services provided to our strategic partner Valeo in the current year period and the mix of products sold in the current quarter. Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has declined over the last six quarters from a high of 50.2% in the first quarter of our prior fiscal year to 43.2% reported for the current quarter ended September 30, 2006 mainly as a result of the above.

Gross profit as a percent of contract revenues increased to 37.5% and 36.8% for the three and six months ended September 30, 2006, respectively, compared to 35.9% and 35.4% in the corresponding periods of the prior fiscal year.  The increase in gross profit as a percent of contract revenues in the current periods was primarily due to a continued focus on higher margin contracts and a favorable contract mix.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased 2.5% and increased 0.9% to $4.0 million and $8.0 million (or 27.5% and 28.2% of total net sales and contract revenues) in the three and six months ended September 30, 2006, respectively, compared to $4.1 million and $7.9 million (or 32.1% and 31.9% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year.  Although selling, general and administrative expense was relatively flat year-over-year in absolute dollar terms, the three and six months ended September 30, 2006, included legal expenses of approximately $90,000 and $230,000, respectively, associated with the settlement of litigation described in Note 5 to the accompanying condensed consolidated financial statements.  No further significant legal costs are expected to be incurred related to this matter.  In the coming quarters and next fiscal year, we anticipate increased selling, general and administrative expense related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act, with which we must begin to comply in our fiscal year ending March 31, 2008.

Research and Development Expense.  Research and development expense decreased 43.7%  and 43.1% to $771,000 and $1.8 million (or 5.3% and 6.3% of total net sales and contract revenues) in the three and six months ended September 30, 2006, respectively, compared to $1.4 million and $3.1 million (or 10.8% and 12.6% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year.  The decrease in research and development expense was largely a result of higher than anticipated costs in the prior year period in Automotive Sensors as we expended significant development resources in qualifying the next generation LDW system with our largest customer.  Additionally, in the current year, there has been a slight shift in engineering resources from research and development activities to product support activities as a result of new product introductions and improvements in Roadway Sensors.  Costs associated with product support activities are included in cost of net sales rather than research and development expense.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Deferred Compensation Plan Expense.  During the three and six month periods ended September 30, 2006, we recorded a non-cash benefit of $34,000 and expense of $32,000, respectively, related to the change in value of 310,510 shares of our common stock held in trust by our deferred compensation savings plan.  This compares to a non-cash expense of $16,000 and $78,000 recorded in the three and six month periods ended September 30, 2005, respectively.  We expect to continue to experience non-cash expense or benefit in future periods as the value of the assets held in our deferred compensation savings plan fluctuates.

Other Income (Expense), Net.  Other income (expense), net includes the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Settlement of lawsuit	$53	$—	$(635)	$—
Other	(8)	86	(10)	38
Other income (expense), net	$45	$86	$(645)	$38

Other income (expense), net for the six months ended September 30, 2006 primarily reflects $635,000 of expense recorded in connection with the settlement of litigation described in Note 5 to the accompanying condensed consolidated financial statements.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Interest expense	$(338)	$(272)	$(637)	$(537)
Amortization of debt discount	(52)	(52)	(104)	(104)
Amortization of deferred finance costs	(34)	(34)	(69)	(69)
Interest expense, net	$(424)	$(358)	$(810)	$(710)

Interest expense increased 18.4% and 14.1% for the three and six months ended September 30, 2006, respectively, compared to the corresponding periods in the prior fiscal year primarily as a result of a higher level of borrowings on our line of credit in the current year.

Income Taxes.  During the three and six months ended September 30, 2006, we recognized income tax expense of $19,000 and an income tax benefit of $591,000, respectively, as compared to an income tax benefit of $183,000 and $175,000 in the three and six months ended September 30, 2005, respectively.  The tax benefit recorded in the six months ended September 30, 2006 was based on an estimated annual effective tax rate of 1.9% applied to the pre-tax income for the six months ended September 30, 2006, as well as a $599,000 reduction in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  As a result, total deferred tax assets on our consolidated balance sheet increased from $1.6 million at March 31, 2006 to $2.2 million at September 30, 2006.  In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated.  We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations.  At September 30, 2006, we had $6.1 million in working capital, which included borrowings of $577,000 on our revolving line of credit and $19,000 in cash and cash equivalents. This compares to working capital of $3.3 million at March 31, 2006, which included borrowings of $2.7 million on our revolving line of credit and $131,000 in cash and cash equivalents. Our operations provided $135,000 of cash during the six months ended September 30, 2006, primarily as a result of $1.0 million in net income and an increase in accounts payable due to the timing of payments offset by an increase in inventory levels of $2.0 million in the current fiscal year to support sales growth.  During the six months ended September 30, 2005, our operations provided $41,000 in cash, primarily as a result of planned decreases in inventory levels.

Our investing activities for the six months ended September 30, 2006 and 2005, consisted entirely of purchases of property and equipment, which aggregated $240,000 and $386,000, respectively.

Cash used in financing activities was $7,000 in the six months ended September 30, 2006, which was largely the result of net payments on our line of credit and long-term debt of $2.8 million offset by cash inflows of $2.7 million from the exercise of outstanding stock options and warrants to purchase our common stock. As discussed in Note 4 to the accompanying condensed consolidated financial statements, approximately $2.0 million of the $2.7 million was raised through the exercise of 1,250,000 outstanding warrants.  During the six months ended September 30, 2005, financing activities provided $299,000 of cash, which was comprised of net borrowings on our line of credit and long-term debt of $109,000 and cash inflows of $190,000 from the exercise of outstanding stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At September 30, 2006
(In thousands)
Convertible debentures, net	$9,307
Bank term note	2,084
Promissory note to landlord	1,292
Other	98
$12,781

We renewed our credit agreement with our bank in August 2005, which provided for borrowings of up to $5.0 million.  This credit agreement was scheduled to expire on July 31, 2006, but was extended until October 31, 2006.  At September 30, 2006, we had $4.4 million available under the revolving line of credit, of which $3.8 million was unused.

Subsequent to September 30, 2006, we replaced our current facility and entered into a new two year credit facility with a different bank.  The new facility provides for combined line of credit and bank term note borrowings of up to $8.0 million.  Under the new credit facility, we may borrow against our eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25%.  Additionally, we are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. Additionally, we paid a commitment fee of $40,000 in October 2006 and are obligated to pay an additional $40,000 on the one year anniversary of the facility. The new credit facility is secured by substantially all of the assets of the Company.

We believe that the cash generated from our operations, together with our new line of credit, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt financings or the sale of equity securities.

Contractual Obligations

Our contractual obligations are as follows at September 30, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	Total
	(In thousands)
Line of credit	$577	$—	$—	$—	$—	$577
Notes payable	1,292	1,939	243	—	—	3,474
Convertible debentures	—	—	—	9,850	—	9,850
Operating leases	761	983	146	85	43	2,018
Total	$2,630	$2,922	$389	$9,935	$43	$15,919

At September 30, 2006, we had firm commitments to purchase inventory in the amount of $1.5 million during the third and fourth quarters of our fiscal year ending March 31, 2007.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. At September 30, 2006, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At September 30, 2006, outstanding warrants to purchase an aggregate of 62,500 shares of our common stock at an exercise price of $1.95 per share and outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

In connection with warrants to purchase 246,250 shares of our common stock at $3.25 per share, we are a party to certain registration rights agreements that contain provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the underlying shares of common stock.  These warrants have been accounted for within equity in our condensed consolidated balance sheets in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreements associated with these warrants.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We are currently evaluating the impact of FIN 48 and expect to adopt this Interpretation in the first quarter of our fiscal year ending March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application of the statement is encouraged. Generally, this statement will be applied prospectively.  We are currently evaluating the impact of SFAS 157 and expect to adopt SFAS 157 in the first quarter of our fiscal year ending March 31, 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  We are currently evaluating the impact of SAB 108 and expect to adopt SAB 108 in the first quarter of our fiscal year ending March 31, 2008.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”).  The task force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis (included as sales) a company should disclose those amounts if significant.  EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006.  We are currently evaluating the impact of EITF 06-03 and expect to adopt EITF 06-3 in the fourth quarter of our current fiscal year.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months due to inclement weather conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit, bank term note and a promissory note to our landlord. Our line of credit, bank term note and promissory note to our landlord bear interest based on the prevailing prime rate (8.25% at September 30, 2006).  We do not believe that a 10% increase in the interest rate on our line of credit, bank term note and promissory note to our landlord (from 9.50% to 10.45% on the line of credit, from 9.50% to 10.45% on the bank term note and from 10.25% to 11.28% on the promissory note to our landlord) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

Effective April 1, 2006, we implemented a new enterprise resource planning system that thus far has not resulted in any material changes in our internal controls over financial reporting.

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

We Have Historically Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future. Although we had net income of $80,000 from continuing operations in the year ended March 31, 2006, we experienced net losses from continuing operations of $11.3 million and $1.9 million in the years ended March 31, 2005 and 2004, respectively. While we have divested other business units, we cannot assure you that our efforts to downsize our operations or reduce our operating expenses will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All. We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $590,000 in the year ended March 31, 2005 to negative cash flows from operations of $718,000 in the year ended March 31, 2004.  Additionally, we failed to meet certain debt covenants under our prior credit agreement in two of our last six fiscal quarters, but replaced that credit facility in October 2006 as further described in Note 3 to the accompanying condensed consolidated financial statements.

At September 30, 2006, we had $19,000 of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

•                                       government budgets, political agendas and other funding issues, including potential delays in government contract awards;

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

We May Experience Production Gaps Which Could Materially And Adversely Impact Our Sales And Financial Results And The Ultimate Acceptance Of Our Products.  It is possible that we could experience unforeseen quality control issues or part shortages as we increase production to meet current demand of our products.  We have historically used single suppliers for certain of our components in our AutoVue and Vantage products. Should any such delay or disruption occur, our future sales will likely be materially and adversely affected.

Additionally, we rely heavily on select contract manufacturers to produce many of our products.  Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements.

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

We believe that we must continue to make substantial investments to support ongoing research and development in order to remain competitive. We need to continue to develop and introduce new products that incorporate the latest technological advancements in outdoor image processing hardware, software and camera technologies in response to evolving customer requirements.  We cannot assure you that we will be able to adequately manage product transition issues.  Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements or if we cannot adequately manage inventory issues typically related to new product transitions and introductions. We cannot assure you that any such investments in research and development will lead to any corresponding increase in revenue.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We have experienced more competition in our Vantage business in fiscal 2007 as the Department of Transportation in one of our largest sales territories has recently moved to a multisource contracting environment from one in which Iteris was the sole supplier. In addition, one of the other developers of LDW systems was recently acquired by a larger company. While this developer has not been a material competitor to date, we may experience more competition from this provider as a result of its greater access to resources from its acquirer, and additional competitors may enter this market in the future.

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

Concerns about the recent international conflicts and terrorist and military actions, as well as concerns about inflation, decreased consumer confidence, and reduced corporate profits and capital spending have also resulted in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer orders (and also may result in decreased sales of automobiles and trucks that incorporate our LDW systems).  Such concerns may result in cancellations and rescheduling of backlog.  In addition, the recent decline in the U.S. real estate market, particularly in new home construction, could adversely impact new road construction resulting in a decline in Roadway Sensor and Automotive Sensor net sales and Transportation Systems contract revenues.  Any of the foregoing political, social and economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in a decline in our net sales and contract revenues. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 38.3%, 37.4% and 48.2% of our total net sales and contract revenues for the years ended March 31, 2006, 2005 and 2004, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

•                                          other government budgetary constraints and cut-backs; and

•                                          milestone requirements and liquidated damage provisions for failure to meet contract milestones

In addition, a large number of our government contracts are fixed price contracts. As a result, we may not be able to recover any cost overruns we may incur. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. Such additional costs would adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales and contract revenues in any given quarter. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

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

•                                          delays in government contracts from time to time, including from delays in the allocation of funds to state and local agencies from the U.S. government transportation bill;

•                                          our ability to raise additional capital;

•                                          our ability to control costs;

•                                          the mix of our products and services sold in a quarter, which mix has varied and is expected to continue to vary from time to time;

•                                          seasonality due to winter weather conditions;

•                                          international conflicts and acts of terrorism;

•                                          declines in new home construction and related road construction;

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

In addition, options to purchase an aggregate of 1.5 million shares of our common stock at a weighted average price of $0.53 per share terminate on or prior to September 30, 2007.  Our common stock has traditionally been thinly traded. The exercise of these options and the sale of a large number of shares of our common stock could cause our stock price to decline.

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

We Could Experience Negative Financial Impacts Arising From Developments In Contingencies Created Under Our Previous Structure Or By Former Subsidiaries. Although we divested ourselves of all business units, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, we recently entered into a settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we issued 88,912 shares of our common stock to this supplier (valued at $213,000 as of the date of issuance), paid this supplier $125,000 on October 20, 2006 and are required to pay an additional $350,000 in 36 equal monthly installments of $9,700 beginning in November 2006.  Although we are not aware of any other material contingencies, it is possible that other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of September 30, 2006, our officers and directors owned approximately 14% of the outstanding shares of our common stock (and approximately 22% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after September 30, 2006). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our Annual Meeting of Stockholders held on September 14, 2006, the following proxies were tabulated representing 19,902,272 shares of our common stock or 69% of the outstanding shares:

Proposal I: Election of the Board of Directors

Director Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Richard J. Char	19,861,084	41,188
Kevin C. Daly, Ph.D.	19,801,654	100,618
Gary Hernandez	19,859,634	42,638
Jack Johnson	19,849,209	53,063
Dr. Hartmut Marwitz	19,819,851	82,421
Gregory A. Miner	19,845,437	56,835
Abbas Mohaddes	19,819,851	82,421
John W. Seazholtz	19,860,634	41,638
Joel Slutzky	19,843,937	58,335
Thomas L. Thomas	19,858,334	43,938
Paul E. Wright	19,860,634	41,638

Proposal II: The ratification of McGladrey & Pullen, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2007.

Shares of
Common Stock
For	19,839,957
Against	50,436
Abstain	11,879

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

10.1

Warrant Exercise Agreement dated September 27, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Filed herewith

10.2

Registration Rights Agreement dated September 28, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Filed herewith

10.3†	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Filed herewith

10.4	Loan and Security Agreement effective as of October 16, 2006 by and between the registrant and Silicon Valley Bank	Filed herewith

10.5	Intellectual Property Security Agreement dated October 9, 2006 by and between the registrant and Silicon Valley Bank	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Dated: November 14, 2006	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)