Form 10-Q
period 2006-12-31
ITERIS, INC.
filed 2007-02-12
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number:  001–08762

ITERIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2588496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 South Manchester Avenue
Anaheim, California	92802
(Address of principal executive office)	(Zip Code)

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

Yes ☐ No ☒

As of February 8, 2007, the registrant had 31,251,473 shares of common stock outstanding

ITERIS, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167	$131
Trade accounts receivable, net of allowance for doubtful accounts of $612 and $429 at December 31, 2006 and March 31, 2006, respectively	11,869	11,426
Costs and estimated earnings in excess of billings on uncompleted contracts	3,419	2,693
Inventories, net of reserve for inventory obsolescence of $794 and $592 at December 31, 2006 and March 31, 2006, respectively	6,430	2,814
Deferred income taxes	854	790
Prepaid expenses and other current assets	757	368
Total current assets	23,496	18,222
Property and equipment, net	1,689	1,783
Deferred income taxes	1,266	818
Intangible assets, net of accumulated amortization of $371 and $261 at December 31, 2006 and March 31, 2006, respectively	441	551
Goodwill	27,774	27,774
Other assets	392	485
Total assets	$55,058	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,453	$3,620
Accrued payroll and related expenses	3,558	3,481
Accrued liabilities	1,763	2,304
Billings in excess of costs and estimated earnings on uncompleted contracts	821	893
Revolving line of credit	4,152	2,662
Current portion of long-term debt	2,270	1,969
Total current liabilities	17,017	14,929
Non-current accrued liabilities	184	12
Deferred compensation plan liability	760	820
Deferred gain on sale of building	236	449
Long-term debt	675	2,171
Convertible debentures, net	9,358	9,203
Total liabilities	28,230	27,584
Commitments and contingencies
Redeemable common stock, 1,219 shares issued and outstanding at December 31, 2006 and March 31, 2006	3,414	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at December 31, 2006 and March 31, 2006	—	—
Common stock, $0.10 par value, 50,000 shares authorized, 29,775 and 27,432 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	2,977	2,743
Additional paid-in capital	129,839	126,664
Common stock held in trust, 311 shares at December 31, 2006 and March 31, 2006	(374)	(374)
Notes receivable from employees	(5)	(49)
Accumulated deficit	(109,035)	(110,356)
Accumulated other comprehensive income	12	7
Total stockholders’ equity	23,414	18,635
Total liabilities and stockholders’ equity	$55,058	$49,633

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months ended December 31,		Nine Months Ended December 31
	2006	2005	2006	2005
Net sales and contract revenues:
Net sales	$8,575	$7,276	$26,498	$22,776
Contract revenues	5,913	4,907	16,272	14,201
Total net sales and contract revenues	14,488	12,183	42,770	36,977

Costs and expenses:
Cost of net sales (a)	4,746	3,898	14,800	11,889
Cost of contract revenues (a)	4,066	3,304	10,618	9,310
Gross profit	5,676	4,981	17,352	15,778
Operating expenses:
Selling, general and administrative (a)	3,879	3,599	11,865	11,513
Research and development (a)	1,038	1,172	2,812	4,288
Deferred compensation plan	(29)	(90)	(61)	(12)
Amortization of intangible assets	37	37	110	110
Total operating expenses	4,925	4,718	14,726	15,899
Operating income (loss)	751	263	2,626	(121)
Non-operating income (expense):
Other income (expense), net	(5)	(6)	(650)	32
Interest expense, net	(390)	(377)	(1,200)	(1,087)
Income (loss) before income taxes	356	(120)	776	(1,176)
Income tax benefit (provision)	(46)	256	545	431
Net income (loss)	$310	$136	$1,321	$(745)

Earnings (loss) per share:
Basic	$0.01	$0.00	$0.05	$(0.03)
Diluted	$0.01	$0.00	$0.04	$(0.03)
Weighted average shares outstanding:
Basic	30,438	28,246	29,238	28,138
Diluted	33,813	32,700	33,067	28,138

(a)             Includes stock-based compensation expense as follows

Cost of net sales	$3	$5	$12	$23
Cost of contract revenues	$8	$35	$56	$172
Selling, general and administrative expense	$46	$44	$147	$319
Research and development expense	$2	$19	$18	$112

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$1,321	$(745)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Change in deferred tax assets	(512)	(472)
Depreciation and amortization of property and equipment	405	506
Stock-based compensation expense	233	626
Amortization of deferred gain on sale—leaseback transaction	(213)	(213)
Amortization of debt discount	155	155
Amortization of intangible assets	110	110
Amortization of deferred financing costs	103	103
Issuance of warrants for services	22	—
Changes in operating assets and liabilities:
Accounts receivable	(443)	26
Net costs and estimated earnings in excess of billings	(798)	(474)
Inventories	(3,616)	1,692
Prepaid expenses and other assets	(399)	(98)
Accounts payable and accrued liabilities	1,350	(275)
Net cash provided by (used in) operating activities	(2,282)	941

Cash flows from investing activities
Purchases of property and equipment	(311)	(716)

Cash flows from financing activities
Net borrowings on line of credit	1,490	444
Payments on long-term debt	(1,195)	(980)
Change in checks drawn in excess of available bank balances	(651)	—
Proceeds from stock option and warrant exercises	2,945	265
Proceeds from notes receivable from employees	40	—
Net cash provided by (used in) financing activities	2,629	(271)
Increase (decrease) in cash	36	(46)
Cash at beginning of period	131	46
Cash at end of period	$167	$—

Supplemental cash flow information:
Cash paid during the period:
Interest	$937	$795
Income taxes	26	(2)

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in settlement of liabilities	$213	$—
Fair value of warrants issued in settlement of liabilities	—	28
Retirement of treasury stock	—	1

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2006, the consolidated results of operations for the three and nine months ended December 31, 2006 and 2005, and the consolidated cash flows for the nine months ended December 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended December 31, 2006, are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 29, 2006.

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair values of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates.  The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates.  The estimated fair value of redeemable common stock was $2.9 million and $3.2 million at December 31, 2006 and March 31, 2006, respectively, based on the closing price of the Company’s common stock on those dates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful life ranging from three to eight years.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.  Beginning April 1, 2006, the Company began depreciating property and equipment using the straight-line method of depreciation.  Prior to this date, the Company used the double declining balance method of depreciation.  As a result of this change in estimate, depreciation expense declined by $125,000 and $319,000 for the three and nine months ended December 31, 2006, respectively, resulting in no impact on earnings per share for the three months ended December 31, 2006, and a $0.01 per share impact on earnings per share for the nine months ended December 31, 2006.

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, goodwill is tested for impairment on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist, of which none have been identified.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The Company determines the fair value of reporting units using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company is currently evaluating the impact of SAB 108 and expects to adopt SAB 108 in the first quarter of its fiscal year ending March 31, 2007.

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

2.  Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	December 31, 2006	March 31, 2006
	(In thousands)
Materials and supplies	$4,893	$2,258
Work in process	329	217
Finished goods	1,208	339
	$6,430	$2,814

Goodwill and Intangible Assets

The following table sets forth the Company’s intangible assets that are subject to amortization:

	December 31, 2006		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Developed technology	$495	$(255)	$495	$(179)
Patents	317	(116)	317	(82)
Total	$812	$(371)	$812	$(261)

Amortization expense for intangible assets subject to amortization was $37,000 and $110,000 for the three and nine months ended December 31, 2006, respectively, and $37,000 and $110,000 for the three and nine months ended December 31, 2005, respectively.  Future estimated amortization expense for the remainder of the current fiscal year, the next four fiscal years and thereafter is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2007	$37
2008	147
2009	147
2010	58
2011	46
Thereafter	6
$441

At December 31, 2006, goodwill of $27.8 million was comprised of $18.0 million associated with the October 2004 merger between the Company and its Iteris Subsidiary; $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates, Inc. and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		(In thousands)
Balance at beginning of period	$679	$441	$519	$326
Additions charged to cost of sales	160	80	450	345
Warranty claims	(265)	(92)	(395)	(242)
Balance at end of period	$574	$429	$574	$429

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$310	$136	$1,321	$(745)

Denominator:
Weighted average common shares used in basic computation	30,438	28,246	29,238	28,138
Dilutive stock options	3,342	3,725	3,436	—
Dilutive warrants	33	729	393	—
Weighted average common shares used in dilutive computation	33,813	32,700	33,067	28,138

Earnings (loss) per share:
Basic	$0.01	$0.00	$0.05	$(0.03)
Diluted	$0.01	$0.00	$0.04	$(0.03)

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)
Stock options	567	532	553	480
Warrants	1,190	1,380	1,257	1,226
Convertible debentures	2,729	2,729	2,729	2,729

3.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

The Company renewed its line of credit agreement with its former bank in August 2005, which provided for borrowings of up to $5.0 million.  This line of credit agreement was scheduled to expire on July 31, 2006 but was extended until October 31, 2006.

In October 2006, the Company replaced its former facility and entered into a new two-year credit facility with a different bank.  The new facility provides for combined line of credit and bank term note borrowings of up to $8.0 million.  Under the new credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Line of credit interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25%.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement.  Additionally, the Company paid a commitment fee of $40,000 in October 2006 and is obligated to pay an additional $40,000 on the one-year anniversary of the facility. The new credit facility is secured by substantially all of the assets of the Company.

On December 31, 2006, the available credit under the credit facility was $8.0 million, of which $2.0 million was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2006	March 31, 2006
	(In thousands)

Convertible debentures, net	$9,358	$9,203
Bank term note	1,888	2,708
Promissory note to landlord	969	1,292
Other	88	140
	12,303	13,343
Less current portion	(2,270)	(1,969)
	$10,033	$11,374

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2007 until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount; and from May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount.  As of December 31, 2006, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at December 31, 2006.

Bank Term Note.  In October 2004, the Company entered into a $5.0 million term note payable with a bank.  The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  Interest accrued at the current stated prime rate plus 0.25%.  In October 2006, the term note was assumed by the Company’s new bank as part of the Company’s new $8.0 million credit facility. The new term note is also due on May 27, 2008 and provides for monthly principal payments of approximately $104,000.  Interest accrues under the new term note at the current stated prime rate plus 1.25%.  Amounts due under the term note reduce the Company’s ability to borrow against its eligible assets on its line of credit.

Both the new bank term note and the new line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.

Promissory Note to Landlord.  The Company has a $1.3 million unsecured promissory note payable to the landlord of its Anaheim headquarters.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (10.25% at December 31, 2006).  In October 2006, the Company made the first of four required equal quarterly principal payments of $323,000.  All outstanding accrued interest and principal becomes payable in full on July 1, 2007.

Scheduled aggregate maturities of long-term debt principal as of December 31, 2006 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2007	$648
2008	1,948
2009	349
2010	9,850
$12,795
Less: unamortized debt discount	(492)
$12,303

4.  Common Stock Warrants

On September 27, 2006, the Company issued warrants to purchase an aggregate 246,250 shares of common stock at an exercise price of $3.25 with a five-year life to an existing shareholder in exchange for the early exercise of 1,250,000 outstanding warrants with an exercise price of $1.61.  The new warrants are immediately exercisable and are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price greater than or equal to two times the exercise price of the warrants.  The fair value of the new warrants was $320,000 calculated using the Black-Scholes-Merton (“BSM”) option-pricing formula.  The warrants were considered a cost of raising capital and were recorded in equity.

In connection with the issuance of the new warrants, the Company is party to a registration rights agreement that contains provisions under which the Company could be subjected to liquidated damages should it fail to maintain effective registration statements for the underlying shares of common stock.  These warrants have been accounted for within equity in the condensed consolidated balance sheet in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of December 31, 2006, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

5.  Commitments and Contingencies

Litigation and Other Contingencies

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of the Company that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders. The plaintiff in this lawsuit sought monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  On July 20, 2006, the Company entered into a settlement agreement in connection with this matter.  The dispute was settled in full for $688,000 payable as follows:  (i) the Company issued 88,912 shares of the Company’s common stock on August 18, 2006 valued at $213,000 based on the closing sales price of the Company’s common stock on the date of issuance; (ii) the Company made a cash payment of $125,000 on October 20, 2006; and (iii) the Company is obligated to pay $350,000 in cash in equal monthly installments of $9,700 over the next three years beginning in November 2006.  In connection with this settlement, the Company has recorded a charge of $636,000, representing the fair value of the settlement, within other expense in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2006.

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at December 31, 2006 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2007	$380
2008	983
2009	146
2010	85
2011	43
Total	$1,637

Inventory Purchase Commitments

At December 31, 2006, the Company had firm commitments to purchase inventory in the amount of $1.5 million during the next two fiscal quarters.

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

The following table illustrates the impact of adopting SFAS 123R:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
	(In thousands, except per share amounts)
Income before income taxes	$(59)	$(153)
Net income	$(59)	$(153)
Basic earnings per share	$0.00	$(0.01)
Diluted earnings per share	$0.00	$0.00

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.  For purposes of this pro forma disclosure, the fair value of the options was estimated using the BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	(In thousands, except per share amounts)
Net income (loss) — as reported	$136	$(745)
Add: Stock-based compensation expense included in net income (loss) — as reported	103	626
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(205)	(941)
Net income (loss) — pro forma	$34	$(1,060)

Basic and diluted income (loss) per share — as reported	$0.00	$(0.03)
Basic and diluted income (loss) per share — pro forma	$0.00	$(0.04)

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, associates and consultants to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant.  Options expire ten years after the date of grant or 90 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date.  New shares are issued to satisfy stock option exercises under the Plan.  As of December 31, 2006, options to purchase 1.5 million shares of the Company’s common stock were outstanding under the Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 1), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder.  As of December 31, 2006, options to purchase 3.8 million shares of the Company’s common stock were outstanding under the 1998 Plan.  No further options may be granted under the 1998 Plan.

Certain options granted under the Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.  These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

As of December 31, 2006, the Company had 1.3 million outstanding stock options that were originally granted outside of the Plans and that were assumed by the Plan in connection with the merger of the Company and the Iteris Subsidiary (Note 1).

A summary of activity in the Plans for the nine months ended December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2006	6,977	$1.42	3.97
Granted	169	$2.33	N/A
Exercised	(548)	$0.92	N/A
Forfeited	(18)	$2.64	N/A
Expired	(24)	$2.50	N/A
Options outstanding at December 31, 2006	6,556	$1.48	3.5	$7,756
Vested and expected to vest at December 31, 2006	6,489	$1.47	3.4	$7,745
Options exercisable at December 31, 2006	6,151	$1.41	3.1	$7,628
Options exercisable at December 31, 2006 pursuant to a change-in-control	6,556	$1.48	3.5	$7,756

At December 31, 2006, there were 106,000 shares of common stock available for grant under the Plan.

For the nine month periods ended December 31, 2006 and 2005, the Company received $505,000 and $228,000, respectively, in cash from the exercise of stock options.  Total stock-based compensation expense for the three and nine months ended December 31, 2006 was $59,000 and $233,000, respectively.  No income tax benefit was realized from activity in the Plans during the nine months ended December 31, 2006 and 2005.

At December 31, 2006, there was $676,000 of total unrecognized compensation expense related to unvested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Dividend yield	N/A	0.0%	0.0%	0.0%
Expected life — years	N/A	7.0	7.0	7.0
Risk-free interest rate	N/A	5.5%	4.8%	5.5%
Expected volatility of common stock	N/A	0.50	0.89	0.50

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended December 31,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	N/A	$1.53	$1.86	$1.79
Intrinsic value of options exercised	$541	$61	$766	$240
Total fair value of options vested during the period	$104	$146	$621	$1,498

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

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and nine months ended December 31, 2006 and 2005:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended December 31, 2006
Product revenue from external customers	$6,499	$1,460	$—	$7,959
Service and other revenue from external customers	—	616	5,913	6,529
Depreciation and amortization	21	35	32	88
Segment income (loss)	1,389	(878)	664	1,175

Three Months Ended December 31, 2005
Product revenue from external customers	$5,234	$1,401	$—	$6,635
Service and other revenue from external customers	—	641	4,907	5,548
Depreciation and amortization	35	52	55	142
Segment income (loss)	709	(558)	411	562

Nine Months Ended December 31, 2006
Product revenue from external customers	$19,976	$4,282	$—	$24,258
Service and other revenue from external customers	—	2,240	16,272	18,512
Depreciation and amortization	60	103	94	257
Segment income (loss)	4,491	(2,039)	2,029	4,481

Nine Months Ended December 31, 2005
Product revenue from external customers	$16,380	$4,600	$—	$20,980
Service and other revenue from external customers	—	1,796	14,201	15,997
Depreciation and amortization	98	134	206	438
Segment income (loss)	2,372	(1,866)	1,507	2,013

The following table reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		(In thousands)
Total income for reportable segments	$1,175	$562	$4,481	$2,013
Unallocated amounts:
Corporate expenses	(424)	(299)	(1,855)	(2,134)
Other income (expense), net	(5)	(6)	(650)	32
Interest expense, net	(390)	(377)	(1,200)	(1,087)
Income (loss) before income taxes	$356	$(120)	$776	$(1,176)

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding ouranticipated sales, revenue, expenses, profits, capital needs, competition, development plans, backlog and manufacturing capabilities, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

Our AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 30,000 production AutoVue units have been sold for truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and International, as well as Neoplan and MAN luxury bus and coach lines.  In North America our LDW systems are sold primarily to truck fleets, and to date, 39 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 19,000 vehicles.  In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold.  To date, royalty payments from Valeo have not been significant.  Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the incorporation of our LDW technology on three Infiniti platforms, the FX, M and Q, where the device is offered as part of Infiniti’s technology option package.  Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful.  We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

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

Our services include planning and other engineering for the implementation of transportation infrastructure and related communications systems, analysis and study related to goods movement and commercial vehicle operations, and parking systems designs.  These services and systems are primarily sold to local, state and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues.  The Federal Highway Bill was passed in August 2005, which provided for a significant increase in transportation funding over the next six years.  We believe the recent expansion of our transportation management systems business was due in part to the passage of the Federal Highway Bill, combined with the expansion of transportation funds at state and local agencies throughout the country.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, accounting for stock-based compensation related to SFAS 123R, and other contingencies. We base these estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported assets and liabilities at the date of the financial statements and our reported revenues and expenses during the reporting period.

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

Revenues from follow-on service and support, for which we generally charge separately, are recorded in the period in which the services are performed.

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

Goodwill.  Goodwill is tested for impairment annually in our fourth fiscal quarter at the reporting unit level unless a change in circumstances indicates that more frequent impairment analysis is required.  Impairment, if any, is measured based on the estimated fair value of the reporting units with the recorded goodwill.  Fair value is determined by using the income approach methodology of valuation which utilizes discounted cash flows.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.  In estimating future cash flows, we generally use the financial assumptions in our current budget and our current strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rates we estimate to represent our cost of funds.  It is possible, however, that the plans and estimates used may be incorrect.  If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of goodwill, we could incur impairment charges.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales and contract revenues:
Net sales	59.2%	59.7%	62.0%	61.6%
Contract revenues	40.8	40.3	38.0	38.4
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net sales	32.8	32.0	34.6	32.2
Cost of contract revenues	28.1	27.1	24.8	25.2
Gross profit	39.2	40.9	40.6	42.7
Operating expenses:
Selling, general and administrative	26.8	29.5	27.7	31.1
Research and development	7.2	9.6	6.6	11.6
Deferred compensation plan	(0.2)	(0.7)	(0.1)	(0.0)
Amortization of intangible assets	0.3	0.3	0.3	0.3
Total operating expenses	34.0	38.7	34.4	43.0
Operating income (loss)	5.2	2.1	6.1	(0.3)
Non-operating income (expense):
Other income (expense), net	(0.0)	(0.0)	(1.5)	0.0
Interest expense, net	(2.7)	(3.1)	(2.8)	(2.9)
Income (loss) before income taxes	2.5	(1.0)	1.8	(3.2)
Income tax benefit (provision)	(0.3)	2.1	1.3	1.2
Net income (loss)	2.1%	1.1%	3.1%	(2.0)%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensor sales, which are derived from sales of our Vantage video detection systems; and Automotive Sensor sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 14.0% and 11.4% of total net sales and contract revenues in the three and nine months ended December 31, 2006, respectively.

Total net sales and contract revenues increased 18.9% to $14.5 million and 15.7% to $42.8 million for the three and nine months ended December 31, 2006, respectively, compared to $12.2 million and $37.0 million in the corresponding periods in the prior fiscal year.  This increase was primarily driven by increased net sales in both the Roadway Sensors and Automotive Sensors businesses, as well as increased contract revenues in the Transportation Systems business, as discussed below.

                Net sales increased 17.9% to $8.6 million and 16.3% to $26.5 million for the three and nine months ended December 31, 2006, respectively, compared to $7.3 million and $22.8 million in the corresponding periods of the prior fiscal year.

$1.3 million and $3.6 million of the increase in net sales in the three and nine months ended December 31, 2006, respectively, was due to an increase in Roadway Sensors net sales over the corresponding periods in the prior year.   This increase was primarily due to higher unit sales of Roadway Sensor systems, which reflected continued positive reaction to new Vantage product offerings such as color cameras and eAccess, as well as higher governmental spending which we believe was related to the passage of the Federal Highway Bill in August 2005.

Automotive Sensors net sales increased $34,000 and $126,000 in the three and nine months ended December 31, 2006, respectively, over the corresponding periods in the prior year primarily as a result of an increase in sales of our LDW systems in the North American aftermarket and an increase in non-recurring contract engineering revenues generated in the passenger car market. Despite an increase of 8.1% in sales of our LDW systems to the heavy truck market for the three months ended December 31, 2006 compared to the same period in the prior year, sales of our LDW systems to this market have remained flat for the nine months ended December 31, 2006 compared to the same period in the prior year. The limited growth in Automotive Sensors sales in the current fiscal year has occurred largely as a result of our largest Automotive Sensors customer purchasing approximately $1.0 million of spare LDW systems in the prior year in anticipation of the changeover to the next generation LDW system.  Such purchases of spare systems did not occur in the three and nine months ended December 31, 2006, and are not expected to occur for at least the remainder of this current fiscal year.  Additionally, our largest customer benefited from volume pricing discounts which became effective January 1, 2006 and negatively impacted our net sales for Automotive Sensors.  The reduced level of sales to our largest Automotive Sensors hardware customer was offset by a 130% increase in sales of aftermarket LDW systems in North America for the nine months ended December 31, 2006.  In January 2007, we received orders for initial LDW production shipments as part of a development agreement we entered into with a large Asian heavy truck OEM.  While this OEM has indicated its intention to make our LDW system a standard feature on one of its heavy duty truck models with volumes estimated at approximately 5,000 units in the coming year, we cannot assure you that we will ultimately receive any such orders.

Royalty revenues from Valeo for sales of our LDW systems for the passenger car market remained relatively insignificant in the current quarter.  Our LDW systems are now offered as an option on three Infiniti models.  While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 20.5% to $5.9 million and 14.6% to $16.3 million for the three and nine months ended December 31, 2006, respectively, as compared to $4.9 million and $14.2 million in the corresponding periods of the prior fiscal year.  This increase was largely due to increased funding at the federal, state and local levels throughout the country.  In response to this growth in funding, we have increased our Transportation Systems staff by 16% in the nine months ended December 31, 2006.  We expect to continue to increase our Transportation Systems staff over the next couple quarters, although not at the same rate as in the nine months ended December 31, 2006.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.  In September 2006 we were awarded a $9.8 million contract from the Federal Highway Administration (“FHWA”), which covers a period of two years beginning April 2007 and contains renewal options extending through 2012.  Although this contract is not expected to substantially affect the trend in contract revenues in our Transportation Systems business and although we cannot assure you that the full face amount of the contract will be spent or that any of the options will be exercised, we believe this contract helps to solidify our future FHWA business.

Gross Profit.  Total gross profit increased 14.0% to $5.7 million and 10.0% to $17.4 million for the three and nine months ended December 31, 2006, respectively, as compared to $5.0 million and $15.8 million in the corresponding periods of the prior fiscal year.  Total gross profit as a percent of net sales and contract revenues decreased to 39.2% and 40.6% for the three and nine months ended December 31, 2006, respectively, as compared to 40.9% and 42.7% in the corresponding periods of the prior fiscal year.

                Gross profit as a percent of net sales was 44.7% and 44.1% for the three and nine months ended December 31, 2006, respectively, compared to 46.4% and 47.8% in the corresponding periods of the prior fiscal year.  This decrease was primarily due to volume discounts given to our largest Automotive Sensors hardware customer, and to a lesser extent,  increased product support activities in our Roadway Sensors business, an increased level of lower margin engineering services provided to our strategic partner Valeo in the current year period and the mix of products sold in the current quarter. Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has fluctuated over the last seven quarters from a high of 50.2% in the first quarter of our prior fiscal year to a low of 43.2% reported in our prior fiscal quarter ended September 30, 2006 mainly as a result of the above.

Gross profit as a percent of contract revenues was 31.2% and 34.7% for the three and nine months ended December 31, 2006, respectively, compared to 32.7% and 34.4% in the corresponding periods of the prior fiscal year.  We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period.  The decrease in gross profit as a percent of contract revenues in the most recent quarter reflects a contract mix weighted more toward lower margin contracts in the period.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 7.8% and 3.1% to $3.9 million and $11.9 million (or 26.8% and 27.7% of total net sales and contract revenues) in the three and nine months ended December 31, 2006, respectively, compared to $3.6 million and $11.5 million (or 29.5% and 31.1% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year.  Although selling, general and administrative expense was relatively flat year-over-year in absolute dollar terms, selling, general and administrative expense for the nine months ended December 31, 2006, included higher commissions associated with increased Roadway Sensor net sales, as well as legal expenses of approximately $230,000 associated with the settlement of litigation described in Note 5 to the accompanying condensed consolidated financial statements.  No further significant legal costs are expected to be incurred related to this legal matter.  In the coming quarters, we anticipate increased selling, general and administrative expense related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act, with which we must begin to comply in April 2007.

Research and Development Expense.  Research and development expense decreased 11.4% and 34.4% to $1.0 million and $2.8 million (or 7.2% and 6.6% of total net sales and contract revenues) in the three and nine months ended December 31, 2006, respectively, compared to $1.2 million and $4.3 million (or 9.6% and 11.6% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year.  The decrease in research and development expense was largely a result of higher than anticipated costs in the prior year period in Automotive Sensors as we expended significant development resources in qualifying the next generation LDW system with our largest customer.  Additionally, in the current year, there has been a slight shift in engineering resources from research and development activities to product support activities as a result of new product introductions and improvements in Roadway Sensors.  Costs associated with product support activities are included in cost of net sales rather than research and development expense.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Deferred Compensation Plan Expense.  During the three and nine months ended December 31, 2006, we recorded a non-cash benefit of $29,000 and $61,000, respectively, related to the change in value of 310,510 shares of our common stock held in trust by our deferred compensation savings plan.  This compares to a non-cash benefit of $90,000 and $12,000 recorded in the three and nine month periods ended December 31, 2005, respectively.  We expect to continue to experience non-cash expense or benefit in future periods as the value of the assets held in our deferred compensation savings plan fluctuates.

Other Income (Expense), Net.  Other income (expense), net includes the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		(In thousands)
Settlement of lawsuit	$—	$—	$(635)	$—
Other	(5)	(6)	(15)	32
Other income (expense), net	$(5)	$(6)	$(650)	$32

Other income (expense), net for the nine months ended December 31, 2006 primarily reflects $635,000 of expense recorded in connection with the settlement of litigation in July 2006.  See Note 5 to the accompanying condensed consolidated financial statements for a description of the terms of the settlement and the additional amounts still payable in connection with the settlement.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		(in thousands)
Interest expense	$(305)	$(292)	$(942)	$(829)
Amortization of debt discount	(51)	(51)	(155)	(155)
Amortization of deferred finance costs	(34)	(34)	(103)	(103)
Interest expense, net	$(390)	$(377)	$(1,200)	$(1,087)

Interest expense increased for the three and nine months ended December 31, 2006, respectively, compared to the corresponding periods in the prior fiscal year primarily as a result of a higher level of borrowings on our line of credit in the current year.

Income Taxes.  During the three and nine months ended December 31, 2006, we recognized income tax expense of $46,000 and an income tax benefit of $545,000, respectively, as compared to an income tax benefit of $256,000 and $431,000 in the three and nine months ended December 31, 2005, respectively.  The tax benefit recorded in the nine months ended December 31, 2006 was primarily based on a reduction in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  As a result, total deferred tax assets on our consolidated balance sheet increased from $1.6 million at March 31, 2006 to $2.1 million at December 31, 2006.  In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated.  We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations.  At December 31, 2006, we had $6.5 million in working capital, which included borrowings of $4.2 million on our revolving line of credit and $167,000 in cash and cash equivalents. This compares to working capital of $3.3 million at March 31, 2006, which included borrowings of $2.7 million on our revolving line of credit and $131,000 in cash and cash equivalents. Our operations used $2.3 million of cash during the nine months ended December 31, 2006, primarily as a result of investments in inventory and an increased level of accounts receivable and net costs and estimated earnings in excess of billings due to sales growth.  This was partially offset by a $1.4 million increase in accounts payable and accrued liabilities and $1.3 million in net income.  During the nine months ended December 31, 2005, our operations provided $941,000 in cash, primarily as a result of planned decreases in inventory levels, partially offset by a net decrease in accounts payable and accrued expenses and an increase in net costs and estimated earnings in excess of billings on uncompleted contracts.

Our investing activities for the nine months ended December 31, 2006 and 2005, consisted entirely of purchases of property and equipment, which aggregated $311,000 and $716,000, respectively.

Cash provided by financing activities was $2.6 million in the nine months ended December 31, 2006, which was largely the result of $2.9 million in proceeds from the exercise of stock options and warrants to purchase our common stock offset by net borrowings of $295,000. As discussed in Note 4 to the accompanying condensed consolidated financial statements, approximately $2.0 million of the $2.9 million in proceeds from the exercise of stock options and warrants was raised through the exercise of 1,250,000 outstanding warrants.  During the nine months ended December 31, 2005, financing activities used $271,000 of cash, which was comprised of net payments on our line of credit and long-term debt of $536,000 partially offset by cash inflows of $265,000 from the exercise of outstanding stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At December 31, 2006
(In thousands)
Convertible debentures, net	$9,358
Bank term note	1,888
Promissory note to landlord	969
Other	88
$12,303

In October 2006, we entered into a new two-year credit facility with our bank.  The facility provides for combined line of credit and bank term note borrowings of up to $8.0 million.  Under the new credit facility, we may borrow against our eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25%.  Additionally, we are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. Additionally, we paid a commitment fee of $40,000 in October 2006 and are obligated to pay an additional $40,000 on the one year anniversary of the facility. The new credit facility is secured by substantially all of the assets of the Company.  At December 31, 2006, we had $8.0 million available under our credit facility, of which $2.0 million was unused.

We believe that the cash generated from our operations, together with our new line of credit, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt financings or the sale of equity securities.

Contractual Obligations

Our contractual obligations are as follows at December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	Total
			(In thousands)
Line of credit	$4,152	$—	$—	$—	$—	$4,152
Notes payable	648	1,948	349	—	—	2,945
Convertible debentures	—	—	—	9,850	—	9,850
Operating leases	380	983	146	85	43	1,637
Total	$5,180	$2,931	$495	$9,935	$43	$18,584

At December 31, 2006, we had firm commitments to purchase inventory in the amount of $1.5 million during our next two fiscal quarters.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. At December 31, 2006, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At December 31, 2006, outstanding warrants to purchase an aggregate of 62,500 shares of our common stock at an exercise price of $1.95 per share and outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  We are currently evaluating the impact of SAB 108 and expect to adopt SAB 108 in the first quarter of our fiscal year ending March 31, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit, bank term note and a promissory note to our landlord. Our line of credit, bank term note and promissory note to our landlord bear interest based on the prevailing prime rate (8.25% at December 31, 2006).  We do not believe that a 10% increase in the interest rate on our line of credit, bank term note and promissory note to our landlord (from 9.50% to 10.45% on the line of credit, from 9.50% to 10.45% on the bank term note and from 10.25% to 11.28% on the promissory note to our landlord) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

Effective April 1, 2006, we implemented a new enterprise resource planning system that we believe has not resulted in any material changes in our internal controls over financial reporting.

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All. We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $590,000 in the year ended March 31, 2005 to negative cash flows from operations of $718,000 in the year ended March 31, 2004.  Additionally, we failed to meet certain debt covenants under our prior credit agreement in two of our last six fiscal quarters, but replaced that credit facility in October 2006 as further described in Note 3 to the accompanying condensed consolidated financial statements.  Furthermore, we have $9.9 million in subordinated convertible debentures that are due in full in May 2009.  Should the holders of the convertible debentures not elect to convert the principal into shares of our common stock, we may need to raise additional capital to refinance this debt.

At December 31, 2006, we had $167,000 of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

We Have Historically Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future. Although we have achieved net income in recent periods, we have historically experienced significant net losses from continuing operations of $11.3 million and $1.9 million in the years ended March 31, 2005 and 2004, respectively. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

In addition, as of December 31, 2006, options to purchase an aggregate of 1.3 million shares of our common stock at a weighted average price of $0.53 per share terminate on or prior to September 30, 2007.  Our common stock has traditionally been thinly traded. The exercise of these options and the sale of a large number of shares of our common stock could cause our stock price to decline.

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of December 31, 2006, our officers and directors owned approximately 14% of the outstanding shares of our common stock (and approximately 22% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after December 31, 2006). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

Dated: February 12, 2007	ITERIS, INC.
(Registrant)

	By	/s/ JACK JOHNSON
Jack Johnson
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)