Form 10-K
period 2007-03-31
ITERIS, INC.
filed 2007-06-21
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Based on the closing sale price of the registrant’s common stock on September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $54,700,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 18, 2007, there were 32,575,330 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2007. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as a part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

Our proprietary image recognition systems include Vantage and AutoVue. Vantage is a video vehicle detection system that detects the presence of vehicles on roadways. Vantage systems are used at signalized intersections to enable a more efficient allocation of green signal time and are also used for incident detection and highway traffic data collection applications. AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. To date, we and our strategic partner have sold approximately 83,000 production AutoVue LDW systems for use on car and truck platforms in the North American and European markets. We believe that our AutoVue LDW technology is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems.  We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.  These services and systems are primarily sold to local, state and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues.  The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding over the following six years.  We believe the recent expansion of our transportation management systems business was due in part to the passage of the Federal Highway Bill, combined with the expansion of transportation funds at state and local agencies throughout the country.

We currently operate in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.  The Automotive Sensors segment is comprised of all activities related to our AutoVue LDW systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry.  See Note 12 to the accompanying consolidated financial statements for further discussion of our operating segments.

Sales, Marketing and Principal Customers

We sell our Vantage vehicle detection systems through indirect sales channels comprised of independent dealers in the United States and Canada who sell integrated systems and related products to the traffic management market, as well as directly to the traffic management market using a combination of our own sales personnel and an outside sales organization. Our independent dealers are primarily responsible for sales, installation and support of Vantage systems. These dealers maintain an inventory of demonstration traffic products from various manufacturers including our Vantage vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. We hold technical training classes for dealers and end users and maintain a full-time staff of customer support technicians to provide technical assistance when needed.

Our marketing strategy for AutoVue is to establish it as the leading platform for in-vehicle video sensing for heavy trucks and passenger cars.  We sell AutoVue LDW systems directly to heavy truck manufacturers and to U.S. truck fleets, and our AutoVue LDW system is currently offered as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner, International and FUSO, as well as Neoplan and MAN luxury bus and coach lines. We market the licensing of our LDW technology to manufacturers of passenger automobiles through an exclusive strategic relationship with Valeo Schalter and Sensuren GmbH (“Valeo”), an independent automotive supplier. In connection with this marketing effort, we provide specific contract engineering services, technical marketing and sales support to Valeo, which to date has enabled the launch of our LDW technology on three Infiniti car platforms, the FX, M and Q, where our LDW system is offered as part of the technology option package. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new original equipment manufacturer (“OEM”) customers for the passenger car market as well as contract engineering services related to the possible launch of new platforms that include our AutoVue LDW system.

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

Our largest customer accounted for 12.4% of total net sales and contract revenues in the fiscal year ended March 31, 2007 (“Fiscal 2007”).

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

Customer Support and Services

We provide warranty service and support for our Vantage and AutoVue products, as well as follow-up service and support for which we charge separately. Service revenue accounted for less than 1.0% of total net sales and contract revenues for Fiscal 2007. We believe customer support is a key competitive factor.

Backlog

Our backlog of unfulfilled firm orders was approximately $25.7 million as of March 31, 2007, which was comprised of $3.5 million related to Roadway Sensors, $2.1 million related to Automotive Sensors and $20.1 million related to Transportation Systems. Substantially all of the backlog for Roadway Sensors and Automotive Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2008 (“Fiscal 2008”), while approximately 75.0% of Transportation Systems backlog is expected to be recognized as revenue in Fiscal 2008. At March 31, 2006, we had backlog of approximately $20.3 million, which was comprised of $1.5 million related to Roadway Sensors, $3.0 million related to Automotive Sensors and $15.8 million related to Transportation Systems. All backlog as of March 31, 2006 for Roadway Sensors and Automotive Sensors was recognized as revenue in Fiscal 2007 while 58.9% of March 31, 2006 backlog for Transportation Systems was recognized as revenue in Fiscal 2007. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues.

Product Development

Most of our development activities are conducted at our principal facilities in Anaheim, California. Our company-sponsored research and development costs and expenses were approximately $4.0 million for Fiscal 2007, $5.2 million for the fiscal year ended March 31, 2006 (“Fiscal 2006”), and $6.2 million for the fiscal year ended March 31, 2005 (“Fiscal 2005”). We expect to continue to pursue significant product development programs and incur significant research and development expenditures.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We believe that AutoVue is the only established commercially-available lane departure warning system used in the U.S. and in Europe in the heavy truck market. Potential competitors of AutoVue include Delphi Automotive Systems Corporation, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch GmbH in Europe, as well as Siemens, Continental Tavis, Visteon and Cognex, which could be currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, we compete with manufacturers of other above ground video camera detection systems such as Econolite Control Products, Inc., Traficon, N.V., Quixote, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

The transportation management and traveler information systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced transportation management and traveler information systems include national corporations such as Transcore, Siemens, Telvent Farradyne, Kimley-Horn and Associates, Inc. and Delcan. Our competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc., URS, HNTB and Parsons Transportation Group, Inc., as well as many smaller regional engineering firms.

In general, the markets for the products and services we offer are highly competitive and are characterized by rapidly changing technology and evolving standards. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, manufacturing, distribution and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging standards or technologies or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We believe that our ability to compete effectively in our target markets will depend on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price, and service and technical support. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets would have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold ten U.S. patents, which expire commencing in 2012, and have six U.S. patent applications pending relating to our outdoor image processing techniques used in our AutoVue systems. Nine of our patents relate specifically to our AutoVue technology and provide a basis for enhanced functionality for rain sensing and improved performance. We believe that our other patents, while important for our technology platforms, are less critical to our near term product strategy. We cannot assure you that any new patents will be granted pursuant to any outstanding or subsequent applications.

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

Employees

We refer to our employees as associates. As of June 5, 2007, we employed an aggregate of 237 associates, including 57 associates in general management, administration and finance; 31 associates in sales and marketing; 113 associates in engineering and product development; 25 associates in operations, manufacturing and quality; and 11 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All. We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $590,000 in the year ended March 31, 2005 to negative cash flows from operations of $2.0 million in the year ended March 31, 2007.  Additionally, we failed to meet certain debt covenants under our prior credit agreement in two of our last seven fiscal quarters, but replaced that credit facility in October 2006 as further described in Note 5 to the accompanying consolidated financial statements.  Furthermore, we have $9.9 million in subordinated convertible debentures that are due in full in May 2009.  Should the holders of the convertible debentures not elect to convert the principal into shares of our common stock, we may need to raise additional capital to refinance this debt.

At March 31, 2007, we had $35,000 of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

We Have Historically Experienced Substantial Losses And May Continue To Experience Losses For The Foreseeable Future. Although we have achieved net income in recent periods, we experienced a net loss of $11.3 million in the year ended March 31, 2005.  We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected. Along with our independent registered public accounting firm, we will be evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year beginning in our fiscal year ending March 31, 2008 and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. We may not be able to complete our Section 404 compliance on a timely basis and even if we timely complete our compliance requirements, our independent auditors may still conclude that our internal controls over financial reporting are not effective.

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of any of our executive officers or key members of management could adversely affect our business, financial condition or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. In particular, the future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers and planners. Competition for qualified employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

Certain of the components used in our Vantage and AutoVue products may need to be re-engineered in the next 12 to 18 months as the industry is moving towards a standard of using lead-free components. We cannot assure you as to the timing of the adoption of this new standard or our ability to successfully redesign our products to incorporate compliant components and gain market acceptance of such redesigned products. In addition, if the standard is adopted earlier than anticipated we may experience a shortage of Vantage and AutoVue products as a result of potential scarcity of lead-free components.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We have experienced more competition in our Roadway Sensors segment in Fiscal 2007 as the Department of Transportation in one of our largest sales territories has recently moved to a multi-source contracting environment from one in which Iteris was the sole supplier. In addition, one of the other developers of LDW systems was recently acquired by a larger company. While this developer has not been a material competitor to date, we may experience more competition from this provider as a result of its greater access to resources from its acquirer, and additional competitors may enter this market in the future.

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

An Economic Slowdown Or The Significant Military Operations In The Middle East Or Elsewhere May Impact Government Funding Or Consumer Spending, Causing A Decline In Our Revenues.  In the near term, the funding of U.S. military operations in the Middle East or elsewhere may cause disruptions in funding of government contracts.  Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are often required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other government resources to be temporarily or permanently diverted.  Since a significant portion of our sales are derived from contracts with government agencies, such diversion of funds could produce interruptions in funding or delays in receipt of our contracts, causing disruptions and adversely effecting our revenue and operations.

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

New Environmental Regulations May Result In A Decline In Our AutoVue Sales and Royalties.  Recent environmental regulations were effected in Europe effective in 2006, which required more stringent emissions compliance in new trucks manufactured in Europe after 2006.  These regulations caused the cost of certain trucks to increase significantly and could cause a decline in new truck sales in Europe in the near future.  Similar regulations have been announced in North America that may impact diesel engines built after January 2007, which could similarly impact North American OEM truck sales in general.  We may experience a decline in our LDW sales to truck OEMs related to these stricter regulations.

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 37.8%, 38.3% and 37.4% of our total net sales and contract revenues for the years ended March 31, 2007, 2006 and 2005, respectively. We anticipate that revenue from government contracts will continue to increase in the near future. Government business is, in general, subject to special risks and challenges, including:

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

•                                          delays in funding, including the delays in the allocation of funds to state and local agencies from the U.S. Federal Highway Bill;

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

•                                          delays in government contracts from time to time, including from delays in the allocation of funds to state and local agencies from the U.S. Federal Highway Bill;

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

We Have Experienced Growth In Recent Periods. If We Fail To Manage Our Growth Effectively, We May Be Unable To Execute Our Business Plan And May Experience Future Weaknesses In Our Internal Controls. We have expanded our overall business. In order to achieve our business objectives, we will need to continue to expand our business and add additional qualified personnel. Such expansion has placed and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

In addition, as of March 31, 2007, options to purchase an aggregate of 711,000 shares of our common stock at a weighted average price of $0.53 per share terminate on or prior to September 30, 2007.  Our common stock has traditionally been thinly traded. The exercise of these options and the sale of a large number of shares of our common stock could cause our stock price to decline.

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

We Could Experience Negative Financial Impacts Arising From Developments In Contingencies Created Under Our Previous Structure Or By Former Subsidiaries. Although we divested ourselves of all business units, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, in July 2006 we entered into a settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we issued 88,912 shares of our common stock to this supplier (valued at $213,000 as of the date of issuance), paid this supplier $125,000 on October 20, 2006 and are required to pay an additional $350,000 in 36 equal monthly installments of $9,700 beginning in November 2006.  Although we are not aware of any other material contingencies, it is possible that other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of March 31, 2007, our officers and directors beneficially owned approximately 12% of the outstanding shares of our common stock (and approximately 18% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2007). As a result of their stock ownership, our management will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                             PROPERTIES

Our headquarters and principal operations are housed in approximately 94,000 square feet of leased space located at 1515 South Manchester Boulevard in Anaheim, California, for which we pay a monthly lease rate of $92,000, exclusive of common area maintenance and certain utility costs. The Anaheim facility includes our operations and administrative offices (approximately 84,000 dedicated square feet) and the operations of our former subsidiary, MAXxess Systems, Inc. (approximately 10,000 dedicated square feet). The lease for the Anaheim facility is expected to terminate in September 2007.

On May 25, 2007, we entered into an agreement to lease approximately 50,000 square feet of space located in Santa Ana, California for a term of 88 months, beginning in September  2007. This location will be the new location of our headquarters and principal operations. The monthly lease rate will be $102,000, inclusive of common area maintenance costs and certain utility costs, during the first year of the lease, and will increase each year thereafter, up to a maximum of $120,000 during the last year of the lease.  The lease may be extended for a period of five years, at our option, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement of the extension period.  Subject to certain limitations, we also have a right of first offer with respect to additional space at the same location.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2007.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “ITI”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by AMEX:

	Common Stock
	High	Low
Fiscal 2007
Quarter Ended June 30, 2006	$2.69	$2.10
Quarter Ended September 30, 2006	2.69	2.26
Quarter Ended December 31, 2006	2.69	1.38
Quarter Ended March 31, 2007	2.76	2.15

Fiscal 2006
Quarter Ended June 30, 2005	$2.89	$2.00
Quarter Ended September 30, 2005	3.40	2.57
Quarter Ended December 31, 2005	2.80	2.02
Quarter Ended March 31, 2006	2.80	1.85

On June 18, 2007, the last reported sales price of our common stock on the AMEX was $2.53.  As of June 18, 2007, we had 526 holders of record of our common stock according to information furnished by our transfer agent.

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

Recent Sales of Unregistered Securities

The following is a summary of our transactions during the year ended March 31, 2007, involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1)           In August 2006, we issued to Delta Networks, Inc. 88,912 shares of our common stock valued at $213,000 in connection with the settlement of a lawsuit by Delta against one of our former subsidiaries, Mariner Networks, Inc.

(2)           In September 2006, we issued to Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, the “Funds”) warrants to purchase an aggregate of 246,250 shares of our commons stock, subject to adjustment in specified circumstances, in connection with the early exercise by the Funds of existing warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $1.61 per share.  We received $2.0 million from the Funds as payment in full of the aggregate exercise price of such existing warrants.  The new warrants are immediately exercisable, have an exercise price of $3.25 per share, subject to adjustment in specified circumstances, and expire in September 2011.  We may redeem all of the warrants, at a price of $0.01 per share of common stock then purchaseable pursuant to the warrants if the closing bid price of one share of common stock equals or exceeds $6.50 for 20 consecutive trading days, subject to the rights of the holders thereof to exercise the warrants prior to the redemption date.  In order to exercise this redemption option, we must redeem all of the warrants on the same terms.

The issuance of securities in the transactions described in paragraphs 1 and 2 above were effected without registration under the Securities Act in reliance on Section 4(2) thereof and Rule 506 of Registration D thereunder based on the status of each investor as an accredited investor defined under the Securities Act.  None of the foregoing transactions was effected using any form of general advertising or general solicitation as such terms are used in Regulation D under the Securities Act.

Stock Performance Graph

The graph below shows the cumulative total return on investment assuming an investment of $100 on March 31, 2002 in our common stock, the NASDAQ Stock Market Index and the same peer group used by us last year, which is made up of the remaining members of the index used by us in prior years, the Media General Industry Group 836 for Diversified Electronics, which is no longer a published index.  Our common stock is currently listed on the AMEX under the symbol “ITI” and began trading on such exchange on December 9, 2004.  Our common stock (formerly the Class A common stock) was listed on the NASDAQ National Market (now called the NASDAQ Global Market) until April 2002 and on the NASDAQ SmallCap Market (now called the NASDAQ Capital Market) from April 2002 to August 2003 and quoted on the OTC Bulletin Board from August 2003 to December 2004.  The total stockholder return assumes reinvestment of dividends on a daily basis, although cash dividends have not been declared on our common stock.  The stockholder returns shown in the following graph are not necessarily indicative of future performance.

	Measurement Period
	2002	2003	2004	2005	2006	2007
Iteris Common Stock	100.00	42.58	258.06	157.42	170.32	148.39
NASDAQ Market Index	100.00	72.11	109.76	111.26	132.74	139.65
Peer Group	100.00	62.01	111.93	85.59	112.90	114.99

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report or future filings made by us under those statutes, the stock performance graph is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any prior filings or into any future filings made by us under those statutes.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended March 31, 2007. The statement of operations and balance sheet data for the years ended and as of March 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements. The accompanying consolidated financial statements have been restated to reflect the classification and presentation of our former subsidiaries, Broadcast, Inc., Zyfer Inc., and MAXxess Systems, Inc., as discontinued operations for all periods presented.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales and contract revenues:
Net sales	$36,248	$31,156	$29,062	$23,470	$19,112
Contract revenues	22,049	19,330	17,335	21,813	22,283
Total net sales and contract revenues	58,297	50,486	46,397	45,283	41,395

Costs of net sales and contract revenues:
Cost of net sales (a)	19,829	16,493	15,925	12,758	9,366
Cost of contract revenues (a)	14,460	12,600	13,789	14,712	15,110
Gross profit	24,008	21,393	16,683	17,813	16,919
Operating expenses:
Selling, general and administrative (a)	16,094	15,362	21,027	12,844	14,105
Research and development (a)	4,030	5,217	6,236	3,923	3,908
Amortization of intangible assets	147	147	114	—	—
Deferred compensation expense (benefit)	(91)	48	(484)	868	—
Disposal of fixed assets	—	—	422	—	—
Acquired in-process research and development	—	—	140	—	—
Total operating expenses	20,180	20,774	27,455	17,635	18,013
Operating income (loss)	3,828	619	(10,772)	178	(1,094)
Non-operating income (expense):
Other income (expense), net	(653)	35	1,054	1,003	417
Interest expense, net	(1,600)	(1,459)	(1,178)	(123)	(761)
Income (loss) from continuing operations before income taxes and minority interest	1,575	(805)	(10,896)	1,058	(1,438)
Income tax benefit (provision)	1,343	885	94	(100)	—
Minority interest in earnings of subsidiary	—	—	(526)	(2,813)	(3,818)
Income (loss) from continuing operations	2,918	80	(11,328)	(1,855)	(5,256)
Income (loss) from discontinued operations, net of taxes	—	—	—	1,215	(7,892)
Net income (loss)	$2,918	$80	$(11,328)	$(640)	$(13,148)

Basic earnings (loss) per share:
Continuing operations	$0.10	$0.00	$(0.45)	$(0.09)	$(0.37)
Discontinued operations	—	—	—	0.06	(0.55)
Basic earnings (loss) per share	$0.10	$0.00	$(0.45)	$(0.03)	$(0.92)

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.00	$(0.45)	$(0.09)	$(0.37)
Discontinued operations	—	—	—	0.06	(0.55)
Diluted earnings (loss) per share	$0.09	$0.00	$(0.45)	$(0.03)	$(0.92)
Shares used in calculating basic earnings (loss) per share	29,698	28,182	25,284	19,454	14,276
Shares used in calculating diluted earnings (loss) per share	33,348	32,737	25,284	19,454	14,276

(a) Includes stock-based compensation expense as follows:
Cost of net sales	$13	$27	$280	$—	$—
Cost of contract revenues	60	205	2,391	—	—
Selling, general and administrative expense	195	364	7,063	—	—
Research and development expense	20	129	2,043	—	—
Total stock-based compensation expense	$288	$725	$11,777	$—	$—

	At March 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$6,979	$3,009	$2,197	$9,369	$3,368
Total assets	55,250	49,633	46,656	30,065	34,842
Long-term debt (less current portion)	9,760	11,374	10,315	891	1,265
Accumulated deficit	(107,438)	(110,356)	(110,436)	(99,108)	(98,468)
Total stockholders’ equity (deficit)	25,687	18,635	17,462	(1,076)	(5,340)

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

Our AutoVue LDW systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 83,000 production AutoVue LDW units have been sold for truck and car platforms in the North American, European markets and Asian markets. Our AutoVue LDW systems are currently offered as an option on certain Mercedes-Benz, MAN, Iveco, DAF, Scania, International and Freightliner trucks. In Japan, our LDW system is a standard feature on certain FUSO heavy truck models. We provide an aftermarket kit to service the growing number of heavy truck fleet customers in North America. Using our aftermarket kit, our LDW systems can be installed on a variety of heavy trucks such as Freightliner, Volvo, Kennworth, Peterbilt, International and Mack. In September 2003, we entered into an agreement with Valeo, pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold. To date, royalty payments from Valeo have totaled approximately $484,000. Pursuant to this agreement, we also generate revenues from Valeo by providing specific contract engineering services, technical marketing and sales support to Valeo related to passenger car development activites and to enable the launch of our LDW on certain Infiniti vehicles. Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market, as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems.  We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering and identify mitigation measures to reduce traffic congestion.  These services and systems are primarily sold to local, state and national transportation agencies in the United States. Our transportation management systems business is largely dependent upon governmental funding and budgetary issues. The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding over the following six years. The recent growth in our transportation management systems business and our Vantage product business has been enabled in part by this bill, as well as by state transportation bonds such as the $20 billion infrastructure bond passed in California in November 2006. Historically, there have been significant delays between the passage of funding bills and the allocation of related funding to specific contracts. Accordingly, while we have seen an increase in activity following the passage of the Federal Highway Bill, we cannot currently predict the full impact that this bill or state bonds will have on our transportation management systems business. We anticipate that the success of our transportation systems business will continue to be dependent in part on government spending and the budgetary process.

We have historically operated multiple business units. During the fiscal year ended March 31, 2003 (“Fiscal 2003”), we operated in three segments consisting of ITS, video products, and telecom products. The ITS segment consisted of our current operations, which was previously conducted by the Iteris Subsidiary. The video products segment consisted of our former wholly-owned subsidiaries, MAXxess Systems, Inc. (“MAXxess,” previously known as Gyyr Incorporated), which designed and manufactured security management systems, and Broadcast, Inc. (“Broadcast”), which developed and supplied software based systems to automate and control the multiple classes of equipment used in broadcast studios and satellite uplink facilities. Our telecom segment consisted of our wholly-owned subsidiary, Zyfer, Inc. (“Zyfer”), which developed and manufactured timing and synchronization products and which, prior to its incorporation, was operated as our Communications division.

Beginning in Fiscal 2003, we divested of certain of our business units in order to reduce our operating expenses and to focus on the operations of our Iteris Subsidiary. These divestitures and related restructuring activities included the following transactions:

•      In March 2003, we ceased the development and sale of any new Broadcast products, and in September 2003, we sold the balance of our Broadcast business.

•      In May 2003, we sold the assets of Zyfer for a purchase price of $2.3 million in cash and the assumption of liabilities, plus incentive payments based on the revenues generated by the sale of Zyfer’s products or the license of its technologies through April 2005. In October 2004, we received an incentive payment of $135,000 related to the twelve month period ended April 30, 2004, and in September 2005, we received an incentive payment of $83,000 related to the twelve month period ended April 30, 2005.

•      In September 2003, we sold substantially all of the assets of MAXxess to an investor group that included one of our directors and certain members of the MAXxess management group. The consideration for the sale consisted of the assumption of $2.7 million of liabilities, resulting in a net gain of $2.3 million on this sale. Subsequent to the sale, in 2005, another  member of our Board of Directors became the CEO of MAXxess. We currently sublease to MAXxess 10,000 square feet of space in our Anaheim facility. The sublease will terminate in September 2007 concurrently with the termination of the master lease for our Anaheim facility.

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

•      In October 2004, we merged the Iteris Subsidiary into us and the remaining minority interest in the Iteris Subsidiary (consisting of 1.2 million shares of common stock of the Iteris Subsidiary) was converted to 2.5 million  shares of our common stock valued at $7.6 million at the merger date. Immediately following the merger, we converted all of our outstanding Class B common stock (922,000 shares) into 1.0 million shares of our common stock (which was formerly designated as Class A common stock). In connection with this merger, we also assumed options and warrants to purchase an aggregate of 3.1 million and 327,000 shares, respectively, of the common stock of the Iteris Subsidiary, which became options and warrants to purchase an aggregate of 6.1 million  and 654,000 shares, respectively, of our common stock.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included herein, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Stock-Based Compensation.  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006.  Prior to April 1, 2006, we followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, accordingly, accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations.

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

	Fiscal Year Ended March 31,
	2007	2006	2005

Net sales and contract revenues:
Net sales	62.2%	61.7%	62.6%
Contract revenues	37.8	38.3	37.4
Total net sales and contract revenues	100.0%	100.0%	100.0%

Costs of net sales and contract revenues:
Cost of net sales (a)	34.0	32.7	34.3
Cost of contract revenues (a)	24.8	24.9	29.7
Gross profit	41.2	42.4	36.0
Operating expenses:
Selling, general and administrative (a)	27.6	30.4	45.3
Research and development (a)	6.9	10.3	13.4
Amotization of intangible assets	0.3	0.3	0.2
Deferred compensation expense (benefit)	(0.2)	0.1	(1.0)
Disposal of fixed assets	—	—	0.9
Acquired in-process research and development	—	—	0.3
Total operating expenses	34.6	41.1	59.2
Operating income (loss)	6.6	1.2	(23.2)
Non-operating income (expense):
Other income (expense), net	(1.1)	0.1	2.2
Interest expense, net	(2.7)	(2.9)	(2.5)
Income (loss) before income taxes and minority interest	2.7	(1.6)	(23.5)
Income tax benefit	2.3	1.8	0.2
Minority interest in earnings of subsidiary	—	—	(1.1)
Net income (loss)	5.0%	0.2%	(24.4)%

(a) Includes stock-based compensation expense as a percent of total net sales and contract revenues as follows:
Cost of net sales	0.0%	0.1%	0.6%
Cost of contract revenues	0.1	0.4	5.2
Selling, general and administrative expense	0.3	0.7	15.2
Research and development expense	0.0	0.3	4.4
Total stock-based compensation expense	0.5%	1.4%	25.4%

Years Ended March 31, 2007, 2006 and 2005

Net Sales and Contract Revenues. Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage video detection systems, and Automotive Sensors sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems contract revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 12.4% of total net sales and contract revenues in Fiscal 2007. Total net sales and contract revenues increased 15.5% to $58.3 million in Fiscal 2007 compared to $50.5 million in Fiscal 2006, and increased 8.8% in Fiscal 2006 from $46.4 million in Fiscal 2005.

Net sales increased 16.3% to $36.2 million in Fiscal 2007 compared to $31.2 million in Fiscal 2006, and increased 7.2% in Fiscal 2006 compared to $29.1 million in Fiscal 2005. The increase in net sales in each of the periods reflected increased unit sales in both Roadway Sensors and Automotive Sensors.

Roadway Sensors net sales comprised 75.2%, 72.0% and 75.4% of net sales in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively and increased 21.5% to $27.3 million in Fiscal 2007 compared to $22.4 million in Fiscal 2006 and increased 2.4% in Fiscal 2006 compared to $21.9 million in Fiscal 2005.  The majority of Roadway Sensors net sales were derived from sales within North America.  The Fiscal 2007 increase was primarily due to higher unit sales of Vantage video detection systems, which reflected broader market acceptance of video-based detection technologies and positive reaction to new Vantage product offerings such as color cameras and eAccess, as well as higher governmental spending, which we believe was related to the passage of the Federal Highway Bill in August 2005.  The Fiscal 2006 increase was primarily due to increased market adoption of video-based detection technologies for traffic intersection management and our ability to obtain additional contracts with state departments of transportation.  In Fiscal 2007, we experienced increased lead times in procuring components, a trend that we expect to continue and which could adversely affect our sales in the future.

Net sales from Automotive Sensors products and services increased 3.2% in Fiscal 2007 to $9.0 million compared to $8.7 million in Fiscal 2006 and increased 22.0% in Fiscal 2006 compared to $7.1 million in Fiscal 2005.  The increase in Fiscal 2007 net sales of Automotive Sensors products and services was primarily related to increased unit sales of LDW systems in the North American commercial heavy truck market.  While overall unit sales of our AutoVue LDW systems increased in Fiscal 2007, Automotive Sensors net sales were negatively affected by OEM volume discounts provided to our largest customer and the impact of the transition to our next generation AutoVue LDW systems for the heavy truck market in the latter part of Fiscal 2006.  The Fiscal 2006 increase in Automotive Sensors net sales was largely due to increased LDW unit sales in the European and North American commercial heavy truck markets, which increased 35.6% in Fiscal 2006 compared to Fiscal 2005.  Although we have seen increased unit sales of AutoVue LDW systems in recent fiscal years, Automotive Sensors unit sales in Fiscal 2008 could be adversely impacted by slower than expected adoption rates of our LDW system by European and Asian OEM’s and North American heavy truck fleets, as well as potential additional OEM volume discounts.  Additionally, recent environmental regulations in Europe and North America have substantially increased the cost of new commercial trucks, which could impact future truck sales volumes and, ultimately, unit sales of our LDW systems.

Royalty revenues from Valeo for sales of our LDW systems for the passenger car market remained relatively insignificant in Fiscal 2007.  Our LDW systems are now offered as an option on three Infiniti models.  While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 14.1% to $22.0 million in Fiscal 2007 compared to $19.3 million in Fiscal 2006, and increased 11.5% in Fiscal 2006 compared to $17.3 million in Fiscal 2005. Contract revenues reflect a broad range of fixed price and cost plus fixed fee contracts for engineering study and design, systems integration and system implementation. All of our contract revenue is currently derived from work performed in North America. Contract revenues are dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation.  We believe the increase in Fiscal 2007 contract revenues compared to Fiscal 2006 and Fiscal 2006 compared to Fiscal 2005 was largely the result of the passage of the Federal Highway Bill in August 2005, as well as increased spending at the state and local levels. The increase in contract revenues in Fiscal 2007 was also due to continued growth in the California market and stronger sales in the Eastern U.S. market.  In response to the growth in our Transportation Systems segment, we have increased our Transportation Systems staff by 16% in Fiscal 2007.  We expect to continue to increase our Transportation Systems staff over the next fiscal year.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.

Gross Profit. Total gross profit increased 12.2% to $24.0 million in Fiscal 2007 compared to $21.4 million in Fiscal 2006, and increased 28.2% in Fiscal 2006 compared to $16.7 million in Fiscal 2005.  Total gross profit as a percent of net sales and contract revenues decreased to 41.2% in Fiscal 2007 compared to 42.4% in Fiscal 2006 and increased in Fiscal 2006 from 36.0% in Fiscal 2005.

Gross profit as a percentage of net sales was 45.3% in Fiscal 2007 compared to 47.1% in Fiscal 2006 and 45.2% in Fiscal 2005.  The 180 basis point decrease in gross profit in Fiscal 2007 compared to Fiscal 2006 was primarily due to volume discounts given to our largest Automotive Sensors hardware customer as well as an overall decline in unit volumes to this customer.  Fiscal 2007 gross profit as a percentage of net sales in our Roadway Sensors division were relatively consistent with Fiscal 2006 gross profit as a percentage of net sales. We limit quantitative discussion of gross profit for our Roadway Sensors and Automotive Sensors segments for competitive reasons.  Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on customer mix and volume discounts given, as well as possible shifts of engineering resources from development activities to sustaining activities which we record as cost of goods sold.  Gross profit as a percent of net sales has fluctuated over the last five years from a high of 51.0% in Fiscal 2003 to a low of 45.2% in Fiscal 2005.

The 190 basis point increase in gross profit in Fiscal 2006 compared to Fiscal 2005 was primarily a result of increased margins on Roadway Sensors products due to product improvements aimed at reducing the cost of goods sold, production efficiencies as a result of higher unit sales and a change in our Roadway Sensors business model in California to a direct sales model. Additionally, Fiscal 2005 cost of net sales included $280,000 of stock based compensation compared to $27,000 in Fiscal 2006.

Gross profit as a percentage of contract revenues decreased to 34.4% in Fiscal 2007 compared to 34.8% in Fiscal 2006 and increased from 20.5% in Fiscal 2005. We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period.  The decrease in gross profit as a percent of contract revenues in Fiscal 2007 compared to Fiscal 2006 reflects a contract mix weighted more toward lower margin contracts in the period.  The increase in Fiscal 2006 from Fiscal 2005 was largely a result of the inclusion of $2.4 million of stock-based compensation in the cost of contract revenues in Fiscal 2005 compared to $205,000 in Fiscal 2006.  By comparison, $60,000 of stock-based compensation was included in Fiscal 2007 cost of contract revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 4.8% to $16.1 million (or 27.6% of total net sales and contract revenues) in Fiscal 2007 compared to $15.4 million (or 30.4% of total net sales and contract revenues) in Fiscal 2006, and decreased 26.9% in Fiscal 2006 compared to $21.0 million (or 45.3% of total net sales and contract revenues) in Fiscal 2005. The increase in selling, general and administrative expense in Fiscal 2007 compared to Fiscal 2006 was mainly a result of higher commissions associated with increased Roadway Sensors net sales and increased sales and marketing activities in our Transportation Systems segment.  Additionally, selling, general and administrative expense included legal expenses associated with the settlement of litigation described in Note 7 to the accompanying consolidated financial statements, a severance accrual of approximately $300,000 associated with the departure of our former Chief Executive Officer in March 2007 and $180,000 related to the write-off of past-due accounts receivable related to rent and other services provided to our former subsidiary, MAXxess.  No further expense is expected to be incurred in connection with the aforementioned lawsuit or the severance arrangement with our former Chief Executive Officer.  Severance payments to our former Chief Executive Officer will be made over a one year period.  We have written off all balances receivable from MAXxess based on our accounts receivable accounting policy and will continue to work with MAXxess to collect amounts due to us.  Certain members of our Board of Directors are part of MAXxess management and ownership. In the coming quarters, we anticipate increased selling, general and administrative expense related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act, with which we must begin to comply in April 2007.

The decrease in selling, general and administrative expense in Fiscal 2006 compared to Fiscal 2005 was largely a result of a $7.1 million charge for stock-based compensation incurred in Fiscal 2005, compared to stock-based compensation expense of $364,000 in Fiscal 2006; additional accounting and legal fees incurred in the first and second quarter of Fiscal 2006 related to a change in audit firms; costs incurred in anticipation of compliance with the Sarbanes-Oxley Act of 2002; additional common area charges incurred in connection with our Anaheim headquarters; and increased outside sales commissions in our Roadway Sensors business.

Research and Development Expense. Research and development expense decreased 22.8% to $4.0 million (or 6.9% of total net sales and contract revenues) in Fiscal 2007 compared to $5.2 million (or 10.3% of total net sales and contract revenues) in Fiscal 2006, and decreased 16.3% in Fiscal 2006 compared to $6.2 million (or 13.4% of total net sales and contract revenues) in Fiscal 2005. The decrease in research and development expense in Fiscal 2007 compared to Fiscal 2006 was largely a result of higher than anticipated costs in the prior year period in Automotive Sensors as we expended significant development resources in qualifying the next generation LDW system with our largest customer, as well as several other heavy truck OEMs.  Additionally, in Fiscal 2007, there was a shift in engineering resources from research and development activities to product support activities as a result of new product introductions and improvements in Roadway Sensors.  Costs associated with product support activities are included in cost of net sales rather than research and development expense.  We plan to introduce several key products in our Roadway Sensors division in Fiscal 2008 and expect research and development expenses to increase slightly from Fiscal 2007 levels.

The decrease in research and development expense in Fiscal 2006 compared to Fiscal 2005 was mainly a result of $2.0 million of stock-based compensation charged to research and development expense in Fiscal 2005 compared to stock-based compensation of $129,000 in Fiscal 2006.  This effect was offset by increased spending in Fiscal 2006 for both our Vantage video detection products and our AutoVue LDW system for the heavy truck market.  Additional development funds were allocated to the Roadway Sensors business in Fiscal 2006 to complete the development of new products that were introduced in Fiscal 2007, refresh the existing product line and enhance cost reduction activities.  Additional funds allocated to the Automotive Sensors business were primarily used to develop and qualify the next generation AutoVue LDW system for the heavy truck market in Europe and North America.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Deferred Compensation Expense (Benefit).  Deferred compensation expense (benefit) represents changes in the fair value of assets, primarily shares of our common stock, held by our deferred compensation savings plan under which certain senior executives may defer compensation. Prior to the merger of the Iteris Subsidiary into us in Fiscal 2005, the plan held shares of Iteris Subsidiary common stock.  In connection with the Fiscal 2005 merger of the Iteris Subsidiary into us, shares of Iteris Subsidiary common stock held by the plan were exchanged for shares of our common stock. Changes in the value of common stock held by the plan resulted in a benefit of $91,000 in Fiscal 2007, expense of $48,000 in Fiscal 2006 and a benefit of $484,000 in Fiscal 2005.  No compensation was deferred into the plan in Fiscal 2007, Fiscal 2006 and Fiscal 2005.

Other Income (Expense), Net. Other income (expense), net reflects the following:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Settlement of lawsuits	$(635)	$—	$949
Other	(18)	35	105
Other income (expense), net	$(653)	$35	$1,054

Other income (expense), net in Fiscal 2007 primarily reflects $635,000 of expense recorded in connection with the settlement of litigation in July 2006.  Other income (expense), net in Fiscal 2005 primarily reflects a $949,000 gain recognized on the settlement of litigation in which we were a beneficiary of, but not a party to, litigation between Rockwell International and the Michigan Department of Transportation.  Refer to Note 7 to the accompanying consolidated financial statements for further discussion of these settlements.

Interest Expense, Net. Interest expense, net reflects the net of interest expense and interest income as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Interest expense	$(1,601)	$(1,461)	$(1,180)
Interest income	1	2	2
Interest expense, net	$(1,600)	$(1,459)	$(1,178)

Interest expense, net increased 9.7% in Fiscal 2007 compared to Fiscal 2006 and increased 23.9% in Fiscal 2006 compared to Fiscal 2005.  The increase in interest expense in Fiscal 2007 compared to Fiscal 2006 was mainly related to the October 2006 banking change, in which we refinanced our existing term note and line of credit with a new bank. In connection with this refinancing, we also increased our credit facility by $3.0 million from $5.0 million to $8.0 million, which resulted in slightly higher interest costs in Fiscal 2007 as compared to Fiscal 2006.  The increase in interest expense, net in Fiscal 2006 as compared to Fiscal 2005 was mainly related to an increase in the interest rate on our line of credit and term note as well as increased average borrowings on our line of credit.

Income Taxes. During Fiscal 2007, we recognized an income tax benefit of $1.3 million and at March 31, 2007, our consolidated balance sheet included net deferred tax assets of $3.0 million. The ability to record the deferred tax asset was based on the more likely than not criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  During Fiscal 2006, we recognized an income tax benefit of $885,000, and at March 31, 2006, our consolidated balance sheet included net deferred tax assets of $1.6 million.

At March 31, 2007, we had $49.3 million of federal net operating loss carryforwards and $22.4 million of state net operating loss carryforwards that begin to expire in 2019 and 2008, respectively. Due to changes in stock ownership, our federal net operating loss carryforwards are subject to a Section 382 limitation estimated at approximately $2.9 million annually which can be utilized to offset federal consolidated taxable income.

Although the impact cannot be precisely determined, we believe that our net operating loss carryforwards and the valuation allowance we have recorded against our net deferred tax assets in our consolidated balance sheets will cause us to have future income tax payments and income tax expense that are substantially lower than the income tax liability and income tax expense calculated using statutory tax rates.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary represents the minority stockholders’ share of the Iteris Subsidiary’s net income (loss) combined with the accretion of the redemption preference of the Iteris Subsidiary’s Series A preferred stock. On October 22, 2004, we completed the merger of the Iteris Subsidiary into us. As a result of the completion of the merger in October 2004, we did not incur any charge for minority interest subsequent to that date.  No future charges for minority interest are anticipated.

Stock-Based Compensation Expense.  In Fiscal 2007, we adopted SFAS 123R using the modified prospective approach.  Stock-based compensation expense was $288,000 in Fiscal 2007.  See Notes 1 and 10 to the accompanying consolidated financial statements for additional discussion regarding our implementation of SFAS 123R.

As discussed above and in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the accompanying consolidated financial statements, on October 22, 2004, we completed the merger of the Iteris Subsidiary into us.  Upon completion of the merger, we recorded $11.3 million of stock-based compensation expense related to the assumption and exchange of vested stock options assumed in the merger.  Additionally, stock-based compensation expense was recorded subsequent to the merger date based on the vesting schedule of stock options that were not yet vested on the merger date.  This resulted in stock-based compensation expense of $725,000 and $11.8 million in Fiscal 2006 and Fiscal 2005, respectively.  No additional stock-based compensation expense is expected to be recognized in connection with stock options assumed in the merger.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we believe we could obtain additional funds through additional borrowings or the sale of equity securities. At March 31, 2007, we had $7.0 million in working capital, which included borrowings of $4.0 million on our revolving line of credit and $35,000 in cash and cash equivalents. This compares to working capital of $3.0 million at March 31, 2006, which included borrowings of $2.7 million on our revolving line of credit and $131,000 in cash and cash equivalents. Our operations used $2.0 million of cash during Fiscal 2007, primarily as a result of investments in inventory due to sales growth and longer lead times in procuring certain compenents, and an increased level of net costs and estimated earnings in excess of billings due to sales growth and the timing of invoicing on contracts in our Transportation Systems segment.  These were partially offset by net income of $2.9 million.  During Fiscal 2006, our operations provided $218,000 of cash, primarily as a result of planned decreases in inventory and the timing of payments on accrued expenses and payables, which were partially offset by increases in accounts receivable and net costs and estimated earnings in excess of billings on uncompleted contracts, both as a result of sales growth.  We generated $590,000 in cash from operations in Fiscal 2005, primarily due to the receipt of $949,000 related to a legal settlement between Rockwell International and the Michigan Department of Transportation, to which we were a third party beneficiary.

Investing activities for Fiscal 2007, Fiscal 2006 and Fiscal 2005 consisted primarily of purchases of property and equipment, which aggregated $488,000, $1.3 million and $670,000, respectively.  In Fiscal 2006, capital expenditures increased significantly primarily due to hardware, software and related labor costs to implement a new enterprise resource management system, which was put into use at the beginning of Fiscal 2007.

Cash provided by financing activities was $2.4 million in Fiscal 2007, which was the net result of net payments on borrowings of $1.2 million offset by cash inflows of $3.6 million from the exercise of outstanding stock options and warrants to purchase our common stock. As discussed in Note 9 to the accompanying consolidated financial statements, approximately $2.0 million of the $3.6 million in proceeds from the exercise of stock options and warrants was raised through the exercise of outstanding warrants to purchase an aggregate of 1,250,000 shares of our common stock.  During Fiscal 2006, financing activities provided $1.1 million of cash as a result of net borrowings of $792,000 and cash inflows of $333,000 from the exercise of outstanding stock options and warrants to purchase our common stock.  During Fiscal 2005, financing activities used $2.5 million of cash, which was comprised of net cash outflows of approximately $3.1 million related to the merger activities described more fully above in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the accompanying consolidated financial statements, partially offset by $501,000 in proceeds from the exercise of stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At March 31, 2007
(In thousands)
Revolving line of credit	$4,015
Convertible debentures, net	9,410
Bank term note	1,573
Promissory note to landlord	646
Other long-term debt	78
$15,722

In October 2006, we refinanced our existing line of credit and entered into a new two-year credit facility with our new bank.  The facility provides for combined line of credit and term note borrowings of up to $8.0 million.  Under the new credit facility, we may borrow against our eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25%.  Additionally, we are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. Additionally, we paid a commitment fee of $40,000 in October 2006 and are obligated to pay an additional $40,000 on the one year anniversary of the facility. The new credit facility is secured by substantially all of our assets.  At March 31, 2007, we had $8.0 million available under our credit facility, of which $2.4 million was unused.

We believe that the cash generated from our operations, together with our new credit facility, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt financings or the sale of equity securities.

Contractual Obligations

Our contractual obligations are as follows at March 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Lines of credit	$4,015	$—	$—	$—	$—	$—	$4,015
Notes payable	1,947	350	—	—	—	—	2,297
Convertible debentures	—	—	9,850	—	—	—	9,850
Operating leases	1,277	1,398	1,391	1,348	1,332	3,823	10,569
Total	$7,239	$1,748	$11,241	$1,348	$1,332	$3,823	$26,731

31

At March 31, 2007, we had firm commitments to purchase inventory in the amount of $2.6 million during the first and second quarters of Fiscal 2008.

Off Balance Sheet Arrangements

In connection with the restructuring and merger activities described in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 3, 5 and 9 to the accompanying consolidated financial statements, in May 2004 we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at a conversion price of $3.61 per share. At March 31, 2007, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our consolidated financial statements in connection with this conversion feature.

At March 31, 2007, outstanding warrants to purchase 62,500 shares of our common stock at an exercise price of $1.95 per share and outstanding warrants to purchase an aggregate of 246,250 shares of common stock at an exercise price of $3.25 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

In connection with the issuance of warrants to purchase 246,250 shares of our common stock at $3.25 per share, we are a party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the shares of common stock issuable upon exercise of certain underlying warrants.  These warrants have been accounted for within equity in our consolidated balance sheet at March 31, 2007 in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreement associated with these warrants.

Rule 10b5-1 Trading Plans

Two of our executive officers, Greg McKhann and Francis Memole, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended, which cover an aggregate of 150,000 shares of our common stock.  Abbas Mohaddes terminated his trading plan upon his promotion to Chief Executive Officer in March 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We are currently evaluating the impact of FIN 48 and will adopt this Interpretation in the first quarter of our fiscal year ending March 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are evaluating the impact that the adoption of SFAS 159 will have on our results of operations and financial condition and expect to adopt SFAS 159 in our fiscal year ending March 31, 2009.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months due to inclement weather conditions.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit, bank term note and a promissory note to our landlord. Our line of credit, bank term note and promissory note to our landlord bear interest based on the prevailing prime rate (8.25%

at March 31, 2007).  We do not believe that a 10% increase in the interest rate on our line of credit, bank term note and promissory note to our landlord (from 9.50% to 10.45% on the line of credit, from 9.50% to 10.45% on the bank term note and from 10.25% to 11.28% on the promissory note to our landlord) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information - Executive Officers,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Corporate Governance. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

(e)  Audit Committee. The information under the caption “Board Meetings and Committees – Audit Committee,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

 ITEM 11.     EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance – Director Independence” and “Certain Transactions,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

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

3.             Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit Number	Description	Where Located

3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.5	Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Filed Herewith

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as field with the SEC on June 18, 2004

10.1*	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

10.2*	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to the registrant’s Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3*	Form of Executive Deferral Plan between the registrant and certain employees of the registrant	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.6*	1997 Stock Incentive Plan (as amended on May 3, 2003, as further amended on December 15, 2004)	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.7*	Form of Notice of Grant of Stock Option	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number	Description	Where Located

10.8*	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11*	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13*	Form of Notice of Grant of Automatic Stock Option—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.14*	Form of Notice of Grant of Automatic Stock Option—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15*	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.16	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.17*	Change in Control Agreement dated May 8, 2003 by and between the registrant and Gregory A. Miner	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 14, 2003

10.18*	Change in Control Agreement dated May 20, 2003 by and between the registrant and Jack E. Johnson	Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2004

10.19*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.20*

Form of Notice of Grant, including forms of Option Agreement and Stock Purchase Agreement for the following directors and executive officers: Gary Hernandez, Dr. Hartmut Marwitz, Paul E. Wright, Jack Johnson, Richard D. Crawshaw, Gregory McKhann, Francis Memole, James S. Miele, Abbas Mohaddes and Stephen Edwin Rowe

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.21*	Form of Addendum to Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.22*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.23*	Iteris, Inc. Deferred Compensation Savings Plan and Grantor Trust	Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.24+	Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and Class 2 Vehicle Markets Incorporating Iteris’ LDWS Technology (Valeo Schalter and Sensoren GmbH)	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004

10.25

Warrant Exercise Agreement dated September 27, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.1 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.26

Registration Rights Agreement dated September 28, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.2 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.27+	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Exhibit 10.3 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.28	Loan and Security Agreement effective as of October 16, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.4 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

Exhibit Number	Description	Where Located

10.29	Intellectual Property Security Agreement dated October 9, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.5 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.30+	Settlement Agreement, effective August 15, 2006, by and between the registrant and Delta Networks, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2006

10.31*	Offer letter effective February 28, 2007 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.32*	Separation Agreement and Release of Claims dated March 1, 2007 by and between the registrant and Jack Johnson	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

ITERIS, INC.
(Registrant)

By	/s/ ABBAS MOHADDES
Abbas Mohaddes
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint James S. Miele and Abbas Mohaddes, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	June 21, 2007
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	June 21, 2007
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	June 21, 2007
Gregory A. Miner

/s/ RICHARD CHAR	Director	June 21, 2007
Richard Char

/s/ KEVIN C. DALY	Director	June 21, 2007
Kevin C. Daly, Ph.D.

/s/ GARY HERNANDEZ	Director	June 21, 2007
Gary Hernandez

/s/ HARTMUT MARWITZ	Director	June 21, 2007
Hartmut Marwitz, Ph.D.

/s/ JOHN SEAZHOLTZ	Director	June 21, 2007
John Seazholtz

/s/ JOEL SLUTZKY	Director	June 21, 2007
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	June 21, 2007
Thomas L. Thomas

/s/ PAUL E. WRIGHT	Director	June 21, 2007
Paul E. Wright

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Iteris, Inc.
Anaheim, California

We have audited the consolidated balance sheets of Iteris, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended March 31, 2007.  Our audits also included the financial statement schedules of Iteris, Inc. listed in Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation.

/s/ McGladrey & Pullen, LLP
Irvine, California
June 21, 2007

Iteris, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35	$131
Trade accounts receivable, net of allowance for doubtful accounts of $664 and $429 at March 31, 2007 and 2006, respectively.	11,493	11,426
Costs and estimated earnings in excess of billings on uncompleted contracts	3,689	2,693
Deferred income taxes	494	790
Inventories, net of reserve for inventory obsolescence of $844 and $592 at March 31, 2007 and 2006, respectively	6,379	2,814
Prepaid expenses and other current assets	385	368
Total current assets	22,475	18,222

Property and equipment:
Leasehold improvements	112	112
Equipment	6,830	6,638
Accumulated depreciation	(5,230)	(4,967)
	1,712	1,783

Deferred income taxes	2,533	818
Intangible assets, net of accumulated amortization of $408 and $261 at March 31, 2007 and 2006, respectively	404	551
Goodwill	27,774	27,774
Other assets	352	485
Total assets	$55,250	$49,633

See accompanying notes.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,
	2007	2006
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,542	$3,620
Accrued payroll and related expenses	3,527	3,481
Accrued liabilities	1,618	2,588
Revolving line of credit	4,015	2,662
Billings in excess of costs and estimated earnings on uncompleted contracts	847	893
Current portion of long-term debt	1,947	1,969
Total current liabilities	15,496	15,213

Non-current liabilities	163	177

Deferred compensation plan liability	730	820

Long-term debt	350	2,171

Convertible debentures, net	9,410	9,203

Commitments and contingencies

Redeemable common stock
Issued and outstanding shares — 1,219,445 at March 31, 2007 and 2006	3,414	3,414

Stockholders’ equity:
Preferred stock:
Authorized shares — 2,000,000
Issued and outstanding — none	—	—
Common stock, $.10 par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 30,600,717 at March 31, 2007 and 27,431,502 at March 31, 2006	3,060	2,743
Additional paid-in capital	130,425	126,664
Common stock held in trust — 310,510 shares at March 31, 2007 and 2006	(374)	(374)
Notes receivable from employees	(5)	(49)
Accumulated deficit	(107,438)	(110,356)
Accumulated other comprehensive income	19	7
Total stockholders’ equity	25,687	18,635
Total liabilities and stockholders’ equity	$55,250	$49,633

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2007	2006	2005

Net sales and contract revenues:
Net sales	$36,248	$31,156	$29,062
Contract revenues	22,049	19,330	17,335
Total net sales and contract revenues	58,297	50,486	46,397

Costs of net sales and contract revenues:
Cost of net sales (a)	19,829	16,493	15,925
Cost of contract revenues (a)	14,460	12,600	13,789
Gross profit	24,008	21,393	16,683
Operating expenses:
Selling, general and administrative (a)	16,094	15,362	21,027
Research and development (a)	4,030	5,217	6,236
Amortization of intangible assets	147	147	114
Deferred compensation expense (benefit)	(91)	48	(484)
Disposal of fixed assets	—	—	422
Acquired in-process research and development	—	—	140
Total operating expenses	20,180	20,774	27,455
Operating income (loss)	3,828	619	(10,772)
Non-operating income (expense):
Other income (expense), net	(653)	35	1,054
Interest expense, net	(1,600)	(1,459)	(1,178)
Income (loss) before income taxes and minority interest	1,575	(805)	(10,896)
Income tax benefit	1,343	885	94
Minority interest in earnings of subsidiary	—	—	(526)
Net income (loss)	$2,918	$80	$(11,328)

Earnings (loss) per share:
Basic	$0.10	$0.00	$(0.45)
Diluted	$0.09	$0.00	$(0.45)

Weighted average shares outstanding:
Basic	29,698	28,182	25,284
Diluted	33,348	32,737	25,284

(a)             Includes stock-based compensation expense as follows:

Cost of net sales	$13	$27	$280
Cost of contract revenues	60	205	2,391
Selling, general and administrative expense	195	364	7,063
Research and development expense	20	129	2,043
Total stock-based compensation expense	$288	$725	$11,777

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Common Stock Shares Outstanding				Common		Notes		Accumulated	Total
	Class A Shares	Class B Shares	Amount	Additional Paid-In Capital	Stock Held in Trust	Treasury Stock	Receivable From Employees	Accumulated Deficit	Other Comprehensive Income	Stockholder’s Equity (Deficit)	Comprehensive Income (Loss)
Balance at March 31, 2004	20,477	928	$2,141	$95,937	$—	$(1)	$(45)	$(99,108)	$—	$(1,076)
Warrant exercises	402	—	40	344	—	—	—	—	—	384
Stock option exercises	25	—	2	49	—	—	—	—	—	51
Issuance of warrants in connection with convertible debentures	—	—	—	1,101	—	—	—	—	—	1,101
Conversion of Class B common stock	1,020	(928)	9	(9)	—	—	—	—	—	—
Convertible debenture conversion to common stock	69	—	7	205	—	—	—	—	—	212
Issuance of common stock in connection with merger of Iteris Subsidiary	4,787	—	479	14,722	—	—	—	—	—	15,201
Issuance of warrants	—	—	—	26	—	—	—	—	—	26
Assumption of Iteris subsidiary stock options and warrants	—	—	—	12,383	—	—	—	—	—	12,383
Common stock held in trust	310	—	31	343	(374)	—	—	—	—	—
Stock-based compensation	—	—	—	508	—	—	—	—	—	508
Net loss	—	—	—	—	—	—	—	(11,328)	—	(11,328)	$(11,328)
Balance at March 31, 2005	27,090	—	2,709	125,609	(374)	(1)	(45)	(110,436)	—	17,462	$(11,328)
Warrant exercises	98	—	9	28	—	—	—	—	—	37
Stock option exercises	244	—	25	275	—	—	(4)	—	—	296
Issuance of warrants	—	—	—	28	—	—	—	—	—	28
Stock-based compensation	—	—	—	725	—	—	—	—	—	725
Retirement of treasury stock	—	—	—	(1)	—	1	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	7	7	$7
Net income	—	—	—	—	—	—	—	80	—	80	80
Balance at March 31, 2006	27,432	—	2,743	126,664	(374)	—	(49)	(110,356)	7	18,635	$87
Warrant exercises	1,706	—	170	2,265	—	—	—	—	—	2,435
Stock option exercises	1,374	—	138	982	—	—	—	—	—	1,120
Issuance of warrants	—	—	—	22	—	—	—	—	—	22
Stock-based compensation	—	—	—	288	—	—	—	—	—	288
Issuance of common stock in connection with legal settlement	89	—	9	204	—	—	—	—	—	213
Repayment of notes receivable from employees	—	—	—	—	—	—	44	—	—	44
Foreign currency translation	—	—	—	—	—	—	—	—	12	12	$12
Net income	—	—	—	—	—	—	—	2,918	—	2,918	2,918
Balance at March 31, 2007	30,601	—	$3,060	$130,425	$(374)	$—	$(5)	$(107,438)	$19	$25,687	$2,930

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2007	2006	2005
Operating activities
Net income (loss)	$2,918	$80	$(11,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in deferred tax assets	(1,419)	(948)	(200)
Depreciation of property and equipment	559	684	787
Stock-based compensation	288	725	11,777
Amortization of deferred gain on sale-leaseback	(284)	(284)	(609)
Issuance of common stock in connection with legal settlement	213	—	—
Amortization of debt discounts	207	207	184
Amortization of intangible assets	147	147	114
Amortization of deferred financing costs	137	138	121
Fair value of warrants issued for services	22	—	26
Minority interest in earnings of subsidiary	—	—	526
Loss on disposal of assets	—	—	422
Write-off of acquired in-process research and development	—	—	140
Changes in operating assets and liabilities:
Accounts receivable	(67)	(2,560)	(611)
Net costs and estimated earnings in excess of billings	(1,042)	(658)	961
Inventories	(3,565)	1,530	(746)
Prepaid expenses and other assets	19	109	41
Accounts payable and accrued expenses	(182)	1,048	(789)
Deferred revenue	—	—	(226)
Net cash provided by (used in) operating activities	(2,049)	218	590

Investing activities
Purchases of property and equipment	(488)	(1,258)	(670)
Notes receivable	—	—	125
Acquisition costs	—	—	(80)
Net cash used in investing activities	(488)	(1,258)	(625)

Financing activities
Proceeds from borrowings on lines of credit, net	1,353	1,717	845
Proceeds from long-term debt	—	—	5,000
Payments on long-term debt	(1,843)	(1,314)	(1,038)
Credit facility commitment fees	(40)	—	—
Checks drawn in excess of available bank balances	(628)	389	268
Proceeds from stock option and warrant exercises	3,555	333	501
Proceeds from notes receivable from employees	44	—	—
Proceeds from issuance of convertible debentures	—	—	9,436
Purchase of Iteris subsidiary Series A preferred stock	—	—	(17,543)
Net cash provided by (used in) financing activities	2,441	1,125	(2,531)
Increase (decrease) in cash	(96)	85	(2,566)
Cash and cash equivalents at beginning of year	131	46	2,612
Cash and cash equivalents at end of year	$35	$131	$46

Supplemental cash flow information:
Cash paid (received) during the period:
Interest	$1,263	$1,095	$747
Income taxes	39	(2)	624

Supplemental schedule of non-cash investing and financing activities:
Property and equipment financing	$—	$127	$—
Fair value of warrants issued in settlement of liabilities	—	28	—
Exercises of stock options via notes receivable from employees	—	4	—
Retirement of treasury stock	—	1	—
Increase in promissory note to landlord to settle lease obligation	—	—	432
Acquisition of minority interest of the Iteris subsidiary
Intangible assets	—	—	812
Deferred tax liabilities	—	—	360
Goodwill	—	—	17,887
Reduction of minority interest	—	—	1,253
Issuance of warrants in connection with Debenture and Warrant Purchase Agreement	—	—	1,101
Conversion of convertible debt to equity	—	—	250

See accompanying notes.

Iteris, Inc.
Notes to Consolidated Financial Statements
March 31, 2007

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, overhead rates used in cost-plus contracts, contract reserves, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the realization of goodwill.

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

At March 31, 2007 and 2006, accounts receivable from governmental agencies and prime government contractors were approximately $5.2 million and $4.4 million, respectively. No customer or government agency had a receivable balance at March 31, 2007 or 2006 greater than 10% of our total net sales and contract revenues for the years ended March 31, 2007 and 2006.

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates. The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates. At March 31, 2005, the fair value of redeemable common stock approximated carrying value since these shares were not tradable in any public equity markets. At March 31, 2007 and 2006, the estimated fair value of the redeemable shares was $2.8 million and $3.2 million, respectively, based on the closing price of the Company’s common stock on that date.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful life ranging from three to eight years.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.  Beginning April 1, 2006, the Company began depreciating property and equipment using the straight-line method of depreciation, which the Company believes more closely approximates the usage of the underlying assets, which generally provide value evenly througout the estimated life.  Prior to this date, the Company used the double declining balance method of depreciation.  As a result of this change in estimate, depreciation expense declined by $455,000 for the year ended March 31, 2007, resulting in a $0.02 per share impact on basic and diluted earnings per share.

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS 142”), goodwill is tested for impairment on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist, of which none have been identified.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The Company determines the fair value of reporting units using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), superceded Accounting Principles Board Opinion No. 25 (“APB 25”), and amended SFAS No. 95, Statement of Cash Flows.  Prior to April 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and, accordingly, accounted for its stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations.

SFAS 123R requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period.  The Company elected to use the modified prospective transition method for transition to SFAS 123R.  Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption.  In addition, under the modified prospective method, compensation expense will be recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS 123.  Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly as a result of implementing SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company continued to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of stock option grants.  The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  SFAS 123 did not require the estimation of forfeitures in the calculation of stock compensation expense; however, SFAS 123R does require such estimation and upon adoption of SFAS 123R, the Company changed its methodology to include an estimate of forfeitures.

In addition, in accordance with SFAS 123R, SFAS 109 and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

As a result of implementing SFAS 123R, the Company recognized incremental stock-based compensation expense of $208,000 for the year ended March 31, 2007, which reduced income before taxes and net income by $208,000, and reduced basic and diluted earnings per share by $0.01 for the year ended March 31, 2007.  The adoption of SFAS 123R had no effect on cash flows from operating activities because no tax benefits are realized from stock option exercises. The adoption of SFAS 123R also had no effect on cash flows from financing activities because the Company did not realize any excess tax benefits from stock option exercises.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended March 31, 2006 and 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans.  For purposes of this pro forma disclosure, the fair value of the options was estimated using the BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

	Year Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net income (loss) — as reported	$80	$(11,328)
Add: Stock-based compensation expense included in net income (loss) — as reported	725	11,777
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,108)	(12,806)
Net income (loss) — pro forma	$(303)	$(12,357)

Basic and diluted earnings (loss) per share — as reported	$0.00	$(0.45)
Basic and diluted loss per share — pro forma	$(0.01)	$(0.49)

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of sales in the period during which the products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from net sales and contract revenues) in the consolidated statements of operations.

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $152,000, $185,000 and $112,000 in the years ended March 31, 2007, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS 109.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48 and will adopt this Interpretation in the first quarter of its fiscal year ending March 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact that the adoption of SFAS 159 will have on its results of operations and financial condition and expects to adopt SFAS 159 in its fiscal year ending March 31, 2009.

2.             Supplementary Financial Information

Inventories

The following table presents details regarding the Company’s inventories:

	March 31,
	2007	2006
	(In thousands)
Materials and supplies	$4,705	$2,258
Work in process	366	217
Finished goods	1,308	339
	$6,379	$2,814

Goodwill and Intangible Assets

	March 31, 2007		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed Technology	$495	$(280)	$495	$(179)
Patents	317	(128)	317	(82)
Total	$812	$(408)	$812	$(261)

Amortization expense for intangible assets subject to amortization was $147,000 for the years ended March 31, 2007 and 2006 and $114,000 for the year ended March 31, 2005. Future estimated amortization expense for the next five years is as follows:

Year Ending March 31:
(In thousands)
2008	$147
2009	147
2010	58
2011	46
2012	6
$404

At March 31, 2007, goodwill was comprised of $18.0 million associated with the October 2004 merger of the Iteris Subsidiary (Note 3); $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$519	$326	$192
Additions charged to cost of sales	630	517	614
Warranty claims	(629)	(324)	(480)

Balance at end of year	$520	$519	$326

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$2,918	$80	$(11,328)

Denominator:
Weighted average common shares used in basic computation	29,698	28,182	25,284
Dilutive stock options	3,346	3,818	—
Dilutive warrants	304	737	—
Weighted average common shares used in dilutive computation	33,348	32,737	25,284

Earnings (loss) per share:
Basic	$0.10	$0.00	$(0.45)
Diluted	$0.09	$0.00	$(0.45)

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Stock options	582	470	4,560
Warrants	1,240	1,265	1,095
Convertible debentures	2,729	2,729	2,729

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

In connection with the merger, the Company assumed all outstanding options and warrants to purchase shares of common stock of the Iteris Subsidiary that were outstanding immediately prior to the merger, whether vested or unvested, together with the Iteris Subsidiary’s 1998 Stock Incentive Plan. Each such option and warrant assumed by the Company shall continue to have, and be subject to, the same terms and conditions as were applicable immediately prior to the merger, provided that (A) such option or warrant shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the Company’s common stock that were issuable upon exercise of such assumed option or warrant immediately prior to the merger multiplied by two (2) (the “Exchange Ratio”) rounded down to the nearest whole number of shares and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option or warrant is equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the merger by the Exchange Ratio (rounded up to the nearest whole cent). As a result, options and warrants to purchase approximately 3.1 million shares and 327,000 shares, respectively, of common stock of the Iteris Subsidiary assumed in the merger became options and warrants to purchase approximately 6.1 million and 654,000 shares, respectively, of common stock of the Company. The weighted-average exercise prices of the assumed options and warrants were $1.09 and $2.32, respectively. Stock-based compensation expense of $11.3 million was recorded in connection with the assumption and exchange of vested Iteris Subsidiary stock options for stock options immediately exercisable into the Company’s common stock based on the difference between the fair market value of the Company’s common stock on the October 22, 2004 merger date and the exercise price of the modified stock option. Additionally, the Company recorded approximately $1.4 million in deferred compensation related to the assumption of unvested stock options to purchase common stock of the Iteris Subsidiary. Deferred compensation was amortized to stock-based compensation expense as the options vested; and all such options were fully vested at March 31, 2007.  The Company also recorded $1.1 million of goodwill and additional paid-in-capital in connection with the 654,000 vested warrants assumed in the merger and acquisition of the Iteris Subsidiary. The $1.1 million value was based on the difference between the fair market value of the Company’s common stock on the October 22, 2004 merger date and modified exercise price of the assumed warrant awards.

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

The following table summarizes fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

Acquisition costs:
Issuance of common stock	$18,617
Assumption of Iteris Subsidiary warrants	1,114
Purchase of Iteris Subsidiary Series A preferred stock	17,543
Acquisition costs	80
Total acquisition costs	$37,354
Purchase price allocation:
Fair value of 41% of Iteris Subsidiary
Patents	$317
Developed technology	495
Acquired in-process research and development	140
Deferred tax liabilities	(360)
Reduction of minority interest	18,794
Goodwill (not deductable for tax purposes)	17,968
Total purchase price allocation	$37,354

On October 22, 2004, in connection with the Company’s merger with the Iteris Subsidiary, the Chief Executive Officer of the Iteris Subsidiary was promoted to President and Chief Executive Officer of the Company, replacing Mr. Gregory Miner. This merger triggered certain obligations under the Company’s change-in-control agreement with Mr. Miner. Accordingly, the Company recorded approximately $807,000 in severance expense, which included $57,000 for related payroll taxes, as a charge to operations for the year ended March 31, 2005. The severance amount was paid to Mr. Miner in bi-weekly installments over 30 months, and the final payment was made in April 2007.

4.                                     Costs and Estimated Earnings on Uncompleted Contracts

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

	March 31,
	2007	2006
	(In thousands)
Total estimated contract value	$74,794	$74,990

Costs incurred on uncompleted contracts	$20,688	$18,233
Estimated earnings	2,069	1,823
	22,757	20,056
Less billings to date	(19,915)	(18,256)
	$2,842	$1,800

Included in accompanying consolidated balance sheets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,689	$2,693
Billings in excess of costs and estimated earnings on uncompleted contracts	(847)	(893)
	$2,842	$1,800

Costs and estimated earnings in excess of billings at March 31, 2007 and 2006 include $786,000 and $806,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2007 are expected to be billed and collected during the year ending March 31, 2008.

5.                                     Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

On May 28, 2004, the Iteris Subsidiary entered into a line of credit agreement with its former bank, which provided for a maximum available credit line of $5.0 million. This line of credit was assumed by the Company in October 2004 and expired on October 31, 2006.

In October 2006, the Company replaced its former credit facility and entered into a new two-year credit facility with a different bank.  The new facility provides for combined line of credit and term note borrowings of up to $8.0 million.  Under the new credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Line of credit interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25%.  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement.  Additionally, the Company paid a commitment fee of $40,000 in October 2006 and is obligated to pay an additional $40,000 on the one-year anniversary of the facility. The new credit facility is secured by substantially all of the assets of the Company.

On March 31, 2007, the available credit under the credit facility was $8.0 million, of which $2.4 million was unused.

Long-Term Debt

Long-term debt consists of the following:

	March 31,
	2007	2006
	(In thousands)
Convertible debentures, net	$9,410	$9,203
Bank term note	1,573	2,708
Promissory note to landlord	646	1,292
Other	78	140
	11,707	13,343
Less current portion	(1,947)	(1,969)
	$9,760	$11,374

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible at the holder’s option into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2007, until May 18, 2008, the debentures may be redeemed by the Company, at its option, at 120% of the principal amount being redeemed; and from May 19, 2008, until the maturity date, the debentures may be redeemed at 110% of the principal amount being redeemed. During the year ended March 31, 2005, $250,000 of convertible debentures were converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at March 31, 2007 and 2006.

Bank Term Note. Concurrent with the Company’s issuance of the convertible debentures, the Iteris Subsidiary entered into a $5.0 million term note with a bank. This note was assumed by the Company in October 2004. The proceeds from the note were used to purchase the Series A preferred stock of the Iteris Subsidiary (Note 3). The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  Interest accrued at the current stated prime rate plus 0.25%.  In October 2006, the term note was transferred to the Company’s new bank as part of the Company’s new $8.0 million credit facility. The new term note is also due on May 27, 2008 and provides for monthly principal payments of approximately $104,000.  Interest accrues under the new term note at the current stated prime rate plus 1.25%.  Amounts due under the term note reduce the Company’s ability to borrow against its eligible assets on its line of credit.

Both the new bank term note and the new line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.

Promissory Note to Landlord. The Company has a $1.3 million unsecured promissory note payable to the landlord of its Anaheim headquarters.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (10.25% at March 31, 2007).  In October 2006, January 2007 and April 2007, the Company made the first three of four required equal quarterly principal payments of $323,000.  All outstanding accrued interest and principal are payable in full on July 1, 2007.

Scheduled aggregate maturities of long-term debt principal as of March 31, 2007 were as follows:

Year Ending March 31,
(In thousands)
2008	$1,947
2009	350
2010	9,850
12,147
Less: unamortized debt discount	(440)
$11,707

6.                                     Income Taxes

The reconciliation of the Company’s income tax benefit to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Income tax (benefit) provision at statutory rates	$536	$(284)	$(3,705)
State income taxes net of federal benefit	(147)	(85)	(72)
Change in valuation allowance associated with federal deferred tax assets	(1,895)	(892)	(755)
Compensation charges	—	222	3,692
Adjustment to prior year deferred taxes	—	—	229
Expiration of unused credits	—	—	266
AMT and foreign taxes	24	46	—
Other permanent differences	139	108	251
Income tax benefit	$(1,343)	$(885)	$(94)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating losses	$18,806	$18,061
Property and equipment	—	623
Credit carry forwards	1,401	1,356
Deferred compensation and payroll	2,032	1,770
Bad debt allowances and other reserves	524	410
Acquired intangibles	67	—
Other, net	—	124
Total deferred tax assets	22,830	22,344
Valuation allowance	(19,543)	(20,516)
Net deferred tax assets	3,287	1,828

Deferred tax liabilities:
Other, Net	(135)	—
Property and equipment	(125)	—
Acquired intangibles	—	(220)
Total deferred tax liabilities	(260)	(220)
Net deferred tax assets	$3,027	$1,608

Current portion of net deferred taxes	494	790
Long-term portion of net deferred taxes	2,533	818
Net deferred tax assets	$3,027	$1,608

The components of current and deferred federal and state income tax benefits and provisions are as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Current income tax provision
Federal	$25	$9	$91
State	32	3	14
Foreign	24	46	—
Deferred income tax benefit
Federal	(1,170)	(812)	(75)
State	(254)	(131)	(124)
Net income tax benefit	$(1,343)	$(885)	$(94)

At March 31, 2007, the Company had approximately $583,000 in federal general business credit carryforwards that begin to expire in 2008 and $818,000 in state general business credit carryforwards that can be carried forward indefinitely. The Company had $49.3 million of federal net operating loss carryforwards at March 31, 2007, that begin to expire in 2019 and $22.4 million of state net operating loss carryforwards that begin to expire in 2008.

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

At March 31, 2007, the Company recorded a valuation allowance against its net deferred tax assets of approximately $19 million for that portion of deferred tax assets that it is more likely than not will not be realized. In making such determination, a review of all available positive and negative evidence was considered, including scheduled reversal of deferred tax liabilities, potential carryback, projected future taxable income, tax planning strategies, and recent financial performance. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense.

Unremitted earnings of the Company’s foreign subsidiary have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated that such earnings will be remitted to the United States.  If remitted, the additional United States taxes would not be material.

7.                                     Commitments and Contingencies

Litigation

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of the Company that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders. The plaintiff in this lawsuit sought monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  On July 20, 2006, the Company entered into a settlement agreement in connection with this matter.  The dispute was settled in full for $688,000 payable as follows:  (i) the Company issued 88,912 shares of the Company’s common stock on August 18, 2006 valued at $213,000 based on the closing sales price of the Company’s common stock on the date of issuance; (ii) the Company made a cash payment of $125,000 on October 20, 2006; and (iii) the Company is obligated to pay $350,000 in cash in equal monthly installments of $9,700 over three years beginning in November 2006.  In connection with this settlement, the Company recorded a charge of $635,000, representing the fair value of the settlement, within other expense in the accompanying consolidated statement of operations for the year ended March 31, 2007.

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

Operating Leases

The Company has lease commitments for facilities in various locations throughout the United States.  Future minimum rental payments under these noncancelable operating leases at March 31, 2007 were as follows:

Fiscal Year Ending March 31,
(In thousands)
2008	$1,277
2009	1,398
2010	1,391
2011	1,348
2012	1,332
Thereafter	3,823
Total	$10,569

Rent expense totaled $2.2 million, $1.9 million and $1.7 million, respectively, for the years ended March 31, 2007, 2006 and 2005.

The Company has recorded on its consolidated balance sheet a deferred gain related to the May 2002 sale and leaseback of its headquarters in Anaheim, California.  The deferred gain is being amortized over the term of the underlying lease, which terminates in September 2007, and resulted in a realized gain of $284,000 in the fiscal years ended March 31, 2007 and 2006, and $609,000 in the fiscal year ended March 31, 2005.  The remaining deferred gain was $165,000 at March 31, 2007.

The Company subleases 10,000 square feet of space in its 94,000 square foot Anaheim, California facility at a monthly rate of $10,000 to MAXxess Systems, Inc. (“MAXxess”), a former subisidiary of the Company that was sold in September 2003 and is currently owned by an investor group that includes one of the Company’s directors.  During the fiscal year ended March 31, 2007, the Company wrote off amounts receivable from MAXxess aggregating $180,000 related primarily to this sublease due to MAXxess’ inability to pay this balance.  As a result of this write-off, the Company does not expect to recognize any future sublease income related to this sublease, which terminates in September 2007.

On May 25, 2007, the Company entered into an agreement to lease approximately 50,000 square feet of space in Santa Ana, California for a term of 88 months, beginning in September 2007.  This location will be the new location of the Company’s headquarters and principal operations. The monthly lease rate will be $102,000 during the first year of the lease, and will increase each year thereafter, up to a maximum of $120,000 during the last year of the lease.  The lease may be extended for a period of five years, at the option of the Company, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement date of the extension period.   Future lease commitments under this lease are included in the above table of lease commitments.

Inventory Purchase Commitments

At March 31, 2007, the Company had firm commitments to purchase inventory in the amount of $2.6 million during the first and second quarters of its fiscal year ending March 31, 2008.

Deferred Compensation Plan

In 1986, the Company adopted the Executive Deferral Plan (the “1986 Plan”) under which certain executives were able to defer a portion of their annual compensation into the 1986 Plan. All deferred amounts earned interest, generally with no guaranteed rate of return.

During the year ended March 31, 2003, the Iteris Subsidiary adopted the Deferred Compensation Plan for the sole purpose of transferring Iteris Subsidiary common stock and cash out of the 1986 Plan. All assets of the 1986 Plan were distributed prior to March 31, 2003. Certain of these assets, consisting of 133,333 shares of the Iteris Subsidiary’s common stock and $14,000 in cash, were transferred to the Deferred Compensation Plan during the year ended March 31, 2003. No compensation withholdings were deferred under the 1986 Plan or the Deferred Compensation Plan in the years ended March 31, 2007, 2006 and 2005.

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

At March 31, 2007, the Deferred Compensation Plan held 310,510 shares of the Company’s common stock and $15,000 in cash, which the Company has presented as an aggregated $730,000 deferred compensation plan liability in the accompanying consolidated balance sheet. Changes in the value of Company common stock held by the Deferred Compensation Plan are determined based on changes in the quoted market price of the Company’s common stock at the close of each reporting period and presented within operating expenses in the accompanying consolidated statements of operations. The original $374,000 cost basis of shares of Company common stock held in the Deferred Compensation Plan has been recorded as a contra-equity account in the accompanying consolidated financial statements.  In May 2007, the Company’s former Chief Executive Officer, who departed in March 2007, elected to receive a distribution of fifty percent of his deferred compensation plan balance, representing 143,333 shares of the Company’s common stock and $8,000 in cash, on or before June 30, 2007, and his remaining deferred compensation plan balance of 143,333 shares of the Company’s common stock and $7,000 in cash on the one year anniversary of this election.

8.                                     Redeemable Common Stock

As discussed in Note 3, the Company issued 1,219,445 shares of its Class A common stock (now known as common stock) (“Exchange Shares”) in connection with the merger of the Iteris Subsidiary into the Company. Beginning on November 28, 2005, DCV may require the Company to repurchase up to 50% of the Exchange Shares at a purchase price of $1.438 per share; and beginning on May 28, 2007, DCV may require the Company to repurchase up to 100% of the Exchange Shares at a purchase price of $1.438 per share. All such rights to require the repurchase of the Exchange Shares expire on September 28, 2007. Because this right is outside the control of the Company, the Company has classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on the accompanying March 31, 2007 and 2006 consolidated balance sheets. On February 1, 2005, DCV announced that its investment portfolio, which included its ownership in Iteris, Inc., was sold to European-based Cipio Partners for an undisclosed sum. All repurchase rights associated with the DCV shares inured to the benefit of Cipio Partners.

9.                                     Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. As of March 31, 2007 and 2006, there were no outstanding shares of preferred stock, and the Company does not have any plans to issue any shares of preferred stock. The Company’s Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights.

Common Stock and Common Stock Warrants

On September 28, 2006, the Company issued warrants to purchase an aggregate 246,250 shares of common stock at an exercise price of $3.25 with a five-year life to an existing shareholder in exchange for the early exercise of 1,250,000 outstanding warrants with an exercise price of $1.61.  The new warrants were immediately exercisable and are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price greater than or equal to two times the exercise price of the warrants.  The fair value of the new warrants was $320,000 calculated using the Black-Scholes-Merton (“BSM”) option-pricing formula.  The warrants were considered a cost of raising capital and were recorded in equity.

In connection with the issuance of the new warrants, the Company is party to a registration rights agreement that contains provisions under which the Company could be subjected to liquidated damages should it fail to maintain effective registration statements for the shares of common stock issuable upon exercise of the warrants.  These warrants have been accounted for within equity in the consolidated balance sheet as of March 31, 2007 in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of March 31, 2007, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

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

Pursuant to the Debenture and Warrant Purchase Agreement discussed in Note 5, each individual investor also received two warrants to purchase shares of the Company’s common stock. For every dollar of debenture purchased, each investor received one warrant to purchase approximately 0.03235 shares of the Company’s common stock at an exercise price of $3.86 per share and a second warrant to purchase approximately 0.03100 shares of the Company’s common stock at an exercise price of $4.03 per share. The exercise prices are subject to certain adjustments, including adjustments for dilutive issuances. The warrants to purchase 639,847 shares of common stock were immediately exercisable and expire on May 18, 2009. Debt discount costs related to the fair value of the warrants issued in connection with the convertible debentures were calculated based on the fair value of the warrants determined using the Black-Scholes valuation model and are being amortized to interest expense over the five-year term of the debentures. Significant valuation estimates used in the determination of the value of the warrants include an expected life of five years, no dividends, a risk-free interest rate of 4.5% and a stock volatility factor of 0.5. Unamortized debt discount aggregated $440,000 and $647,000 at March 31, 2007 and 2006, respectively, and is classified within convertible debentures, net on the accompanying consolidated balance sheets.

Also in connection with the Debenture and Warrant Purchase Agreement, the Company issued warrants to the investment bankers, as a commission, to purchase 34,036 shares of its common stock at an exercise price of $3.86 per share. The warrants were immediately exercisable and expire on May 18, 2009. The estimated fair value of these warrants of $40,000 was recorded as a deferred financing cost and is being amortized to interest expense over the five-year life of the debentures. Additionally, the Company incurred $621,000 in transaction costs associated with the debenture offering, which have also been capitalized as deferred financing costs and are being amortized to interest expense over the five-year term of the debentures. Unamortized deferred financing costs aggregated $293,000 and $430,000 at March 31, 2007 and 2006, respectively, and are classified within other assets on the accompanying consolidated balance sheets.

The following table summarizes information regarding outstanding warrants to purchase the Company’s common stock as of March 31, 2007:

Range of Exercise Prices	Warrants Outstanding at March 31, 2007	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
	(In thousands, except per share amounts)
$1.42 to $1.95	127	1.12	$1.78
$2.45 to $3.25	286	3.70	$3.14
$3.61 to $4.03	674	2.13	$3.93
$5.00 to $5.26	230	2.66	$5.18
	1,317	2.47	$3.77

All of the warrants were exercisable at March 31, 2007.  Warrants to purchase an aggregate of 62,500 shares of common stock at an exercise price of $1.95 per share and warrants to purchase an aggregate of 246,260 shares of common stock at an exercise price of $3.25 per share are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $5.00 per share are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

Common stock reserved for future issuance at March 31, 2007:

(In thousands)
Issuable under stock options plans	5,827
Issuable upon the exercise of warrants	1,317
7,144

10.                              Associate Benefit Plans

Stock Option Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, associates and consultants to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant.  Options expire ten years after the date of grant or 90 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date.  New shares are issued to satisfy stock option exercises under the Plan.  As of March 31, 2007, options to purchase 1.6 million shares of the Company’s common stock were outstanding under the Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 3), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder.  As of March 31, 2007, options to purchase 3.6 million shares of the Company’s common stock were outstanding under the 1998 Plan.  No further options may be granted under the 1998 Plan.

Certain options granted under the Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.  These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

As of March 31, 2007, the Company had 711,000 outstanding stock options that were originally granted outside of the Plans and that were assumed by the Plan in connection with the merger of the Company and the Iteris Subsidiary (Note 3).

A summary of activity in the Plans for the year ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2006	6,977	$1.42	4.0
Granted	272	$2.41	N/A
Exercised	(1,374)	$0.81	N/A
Forfeited	(23)	$2.86	N/A
Expired	(34)	$2.13	N/A
Options outstanding at March 31, 2007	5,818	$1.60	3.4	$6,115
Vested and expected to vest at March 31, 2007	5,730	$1.59	3.4	$6,106
Options exercisable at March 31, 2007	5,324	$1.52	3.0	$6,001
Options exercisable at March 31, 2007 pursuant to a change-in-control	5,818	$1.60	3.4	$6,115

At March 31, 2007, there were 9,000 options available for grant under the Plan.

For the years ended March 31, 2007, 2006 and 2005, the Company received $1.1 million, $296,000 and $118,000, respectively, in cash from the exercise of stock options.

Stock-Based Compensation Expense

Total stock-based compensation expense for the years ended March 31, 2007, 2006 and 2005 was $288,000, $725,000 and $11.8 million, respectively.  No income tax benefit was realized from activity in the Plans during the years ended March 31, 2007, 2006 and 2005.

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

	Years Ended March 31,
	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Expected life — years	7.0	7.0	7.0
Risk-free interest rate	4.7%	5.5%	4.5%
Expected volatility of common stock	0.9	0.5	0.5

A summary of the grant date fair value and intrinsic value information is as follows:

	Years Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.92	$1.77	$1.83
Intrinsic value of options exercised	$2,288	$295	$20
Total fair value of options vested during the period	$638	$1,541	$1,206

At March 31, 2007, there was $855,000 of total unrecognized compensation expense related to unvested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 3.2 years.

Associate Incentive Programs

Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made during the years ended March 31, 2007, 2006 and 2005.

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, associates have thirteen investment choices, one of which is the purchase of Iteris, Inc. common stock at market price. Company matching contributions were approximately $480,000, $317,000, and $409,000 and for the years ended March 31, 2007, 2006, and 2005, respectively.

11.                              Disposal of Fixed Assets

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

12.                              Business Segment and Geographic Information

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

Selected financial information for the Company’s reportable segments as of and for the years ended March 31, 2007, 2006 and 2005 is as follows:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Year Ended March 31, 2007
Product revenue from external customers	$27,261	$6,408	$—	$33,669
Service and other revenue from external customers	—	2,579	22,049	24,628
Stock-based compensation	37	54	78	169
Depreciation	82	138	126	346
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income (loss)	6,035	(2,625)	2,551	5,961

Year Ended March 31, 2006
Product revenue from external customers	$22,446	$5,865	$—	$28,311
Service and other revenue from external customers	—	2,845	19,330	22,175
Stock-based compensation	177	101	342	620
Depreciation	132	189	266	587
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income (loss)	3,420	(2,476)	1,842	2,786

Year Ended March 31, 2005
Product revenue from external customers	$21,920	$4,326	$—	$26,246
Service and other revenue from external customers	—	2,816	17,335	20,151
Stock-based compensation	2,492	1,505	3,971	7,968
Depreciation	117	116	415	648
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income (loss)	1,140	(3,109)	(2,440)	(4,409)

The Roadway Sensors segment had one customer with revenue representing 26.5% of total segment revenue for the year ended March 31, 2007; one customer with revenue representing 25.9% of total segment revenue for the year ended March 31, 2006; and two customers with combined revenue representing 38.0% of total segment revenue for the year ended March 31, 2005. The Automotive Sensors segment had three customers with combined revenue representing 64.2% of total segment revenue for the year ended March 31, 2007; two customers with combined revenue representing 70.7% of total segment revenue for the year ended March 31, 2006; and two customers with combined revenue representing 85.2% of total segment revenue for the year ended March 31, 2005. The Transportation Systems segment had one customer with revenue representing 13.3% of total segment revenue for the year ended March 31, 2007; and one customer with revenue representing 14.9% of total segment revenue for the year ended March 31, 2005.

In connection with the October 2004 merger of the Iteris Subsidiary into the Company (Note 3), goodwill of $8.0 million, $4.7 million and $5.3 million was allocated to the Roadway Sensors, Automotive Sensors and Transportation Systems segments, respectively. This allocation was determined based on the respective fair value of each segment as calculated using the income approach.

The following reconciles segment income to consolidated income (loss) before income taxes and minority interest and segment assets to consolidated assets:

	March 31,
	2007	2006	2005
	(In thousands)
Segment income (loss)
Total income (loss) for reportable segments	$5,961	$2,786	$(4,409)
Unallocated amounts:
Corporate and other expenses	(2,077)	(1,972)	(6,171)
Amortization of intangible assets	(147)	(147)	(114)
Deferred compensation (expense) benefit	91	(48)	484
Disposal of fixed assets	—	—	(422)
Acquired in-process research and development	—	—	(140)
Other income (expense), net	(653)	35	1,054
Interest expense, net	(1,600)	(1,459)	(1,178)
Income (loss) before income taxes and minority interest	$1,575	$(805)	$(10,896)

Assets
Total assets for reportable segments	$51,490	$47,520	$44,833
Unallocated assets	3,760	2,113	1,823
Total assets	$55,250	$49,633	$46,656

The Company’s revenues are generated and the Company’s assets are held substantially in the United States.

13.                              Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Net Income (Loss)	Basic Earnings (Loss) per Share		Diluted Earnings (Loss) per Share
	(In thousands, except per share amounts)
June 30, 2006	$13,816	$5,719	$279	$0.01		$0.01
September 30, 2006	14,466	5,957	732	0.03		0.02
December 31, 2006	14,488	5,676	310	0.01		0.01
March 31, 2007	15,527	6,656	1,597	0.05		0.05
	$58,297	$24,008	$2,918	$0.10	*	$0.09	*

June 30, 2005	$12,079	$5,355	$(726)	$(0.03)		$(0.03)
September 30, 2005	12,715	5,442	(155)	(0.01)		(0.01)
December 31, 2005	12,183	4,981	136	0.00		0.00
March 31, 2006	13,509	5,615	825	0.03		0.03
	$50,486	$21,393	$80	$0.00	*	$0.00	*

*            Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Schedule II

Valuation and Qualifying Accounts (In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Accounts	Balance at End of Period

Year Ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$429	$220	$15	$664
Reserve for inventory obsolescence	592	420	(168)	844
Year Ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$239	$275	$(85)	$429
Reserve for inventory obsolescence	514	312	(234)	592
Year Ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$204	$37	$(2)	$239
Reserve for inventory obsolescence	399	367	(252)	514