Form 10-K/A
period 2007-03-31
ITERIS, INC.
filed 2007-07-30
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of Principal Executive Offices)(Zip Code)

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act..
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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (originally filed with the Securities and Exchange Commission on June 21, 2007) is being filed in order to amend Items 10 through 14 of Part III to include information that we previously anticipated providing by incorporating by reference from the definitive proxy statement for our 2007 Annual Meeting of Stockholders.  In accordance with General Instruction G(3) to Form 10-K, we hereby amend Items 10, 11, 12, 13 and 14 of Part III contained in our Annual Report on Form 10-K to provide the additional required information as set forth below.  Part IV, Item 15 is also set forth below to reflect the inclusion of the certifications required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.  The complete text of Items 10 through 15, as amended, is included in this amendment.  With the exception of the foregoing, no other changes are being made to our Report on Form 10-K for the fiscal year ended March 31, 2007.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information, as of July 1, 2007, regarding the directors and executive officers of Iteris, Inc. (“Iteris” or the “Company”):

Name	Age	Current Position(s) with Iteris
Abbas Mohaddes	50	Chief Executive Officer, President, Assistant Secretary and Director
Gregory McKhann	44	Senior Vice President and General Manager
Francis Memole	49	Senior Vice President and General Manager
James S. Miele	39	Vice President, Chief Financial Officer and Secretary
Richard Char(1)	48	Director
Kevin C. Daly, Ph.D.(2)(3)	62	Director and Assistant Secretary
Gary Hernandez(3)	48	Director
Dr. Hartmut Marwitz	65	Director
Gregory A. Miner	52	Chairman of the Board
John W. Seazholtz(1)(2)(3)	70	Director
Joel Slutzky	68	Director and Assistant Secretary
Thomas L. Thomas(1)(2)(3)	58	Director
Paul E. Wright	76	Director

(1)    Member of the Audit Committee.

(2)    Member of the Compensation Committee.

(3)    Member of the Nominating and Corporate Governance Committee.

Abbas Mohaddes has served as our Chief Executive Officer and President since March 2007, as an Assistant Secretary since May 2004 and as a director since September 2005.  Prior to his promotion in March 2007, Mr. Mohaddes served as our Executive Vice President and a General Manager from October 2004.  He was the Executive Vice President of our former Iteris, Inc. subsidiary (the “Iteris Subsidiary”) from March 2004 to October 2004 and its Secretary from September 2001 to October 2004.  Prior to that, he served as the Senior Vice President and Director of Transportation Systems of the Iteris Subsidiary from May 2000 to March 2004 and as its Vice President and Deputy Director of Transportation from October 1998 to May 2000.  Mr. Mohaddes also served as President and Chief Executive Officer of Meyer, Mohaddes Associates, Inc. (“MMA”), an ITS and transportation firm that he co-founded in 1991, which was acquired by the Iteris Subsidiary in October 1998 and dissolved in April 2006.  Mr. Mohaddes is a founding and a current board member of ITS America and a member of several trade organizations including Transportation Research Board, Institute of Transportation Engineers, and the Design/Build Institute of America.

Gregory McKhann has served as a Senior Vice President and General Manager since October 2004.  Mr. McKhann was a Senior Vice President of the Iteris Subsidiary from March 2004 to October 2004, its Vice President and General Manager of Roadway Sensors from December 1998 to March 2004, its Vice President, Strategic Business Development from October 1999 to May 2000 and the Marketing Director of our ITS division (which became the Iteris Subsidiary) from July 1997 to October 1999.  Prior to joining us, Mr. McKhann served as a Business Development Manager at Rockwell International from 1990 to 1997.  While at Rockwell, Mr. McKhann was a founding member of Rockwell Transportation Systems business.  Prior to 1990, Mr. McKhann held a variety of Engineering and Project Management positions at Rockwell International.

Francis Memole has served as a Senior Vice President and General Manager since October 2004.  Mr. Memole was a Senior Vice President of the Iteris Subsidiary from March 2004 to October 2004, its Vice President of Vehicle Sensors from December 1998 to March 2004 and the Marketing Director of our ITS division (which became the Iteris Subsidiary) from June 1997 to December 1998.  Prior to joining us, Mr. Memole was one of the founding members of the Rockwell Transportation Systems business unit.  At Rockwell, Mr. Memole was involved in initiating Transportation Systems and In-Vehicle Systems.

James S. Miele has served as our Vice President of Finance and Chief Financial Officer since October 2004 and as the Secretary since March 2004.  Mr. Miele was our Controller from October 2003 to October 2004 and the Controller of the Iteris Subsidiary from April 2001 to October 2004.  Prior to that, from October 1998 to June 2000, Mr. Miele served as an audit manager at Ernst & Young LLP, supervising financial statement audits for a variety of public and privately held companies.  Mr. Miele also served in Ernst & Young’s Assurance and Advisory Business Services group from 1994 to 1998.  Mr. Miele is a Certified Public Accountant and holds a B.S. degree in Accounting from San Diego State University.

Richard Char has served as a director since September 2005.  Since June 2006, Mr. Char has served as Senior Vice President of Corporate Development and General Counsel at Blackhawk Network, Inc., a provider of card-based financial solutions, including third-party prepaid cards.  From March 2003 to April 2005, Mr. Char served as the President and Chief Executive Officer of IC Media, a developer of CMOS image sensors that was acquired in April 2005 by MagnaChip Semiconductors, a developer and manufacturer of mixed-signal and digital multimedia semiconductors.  Prior to joining IC Media, from March 1999 to January 2002, Mr. Char was Managing Director with the Technology Group of Credit Suisse First Boston.  From 1997 to 1999, Mr. Char was Co-Head of Technology Investment Banking at Cowen & Company and from 1984 to 1997, he was a partner in the law firm of Wilson Sonsini Goodrich & Rosati.  Mr. Char received his A.B. degree from Harvard College and his J.D. degree from Stanford Law School.

Kevin C. Daly, Ph.D. has served as a director since 1993.  Since November 2005, Dr. Daly has served as the Chief Executive Officer of MAXxess Systems, Inc., a provider of electronic security solutions, which he joined in June 2005.  From June 2002 to June 2005, Dr. Daly was the Chief Executive Officer of Avamar Technologies, Inc., a provider of high availability storage software solutions.  Dr. Daly was Chief Technical Officer of Quantum Corporation’s Storage Solutions Group from October 2001 to July 2002 and, prior to that, he was Chief Executive Officer of ATL Products, Inc., one or our former subsidiaries, from ATL’s formation in 1993 until 2001.  Dr. Daly also served as our Chief Technical Officer from 1985 until ATL’s separation from us in an initial public offering in 1997.  Prior to joining us, Dr. Daly was Director of the Control and Dynamics Division of the Charles Stark Draper Laboratory at MIT from 1974 through 1985.  Dr. Daly is also a member of the Board of Directors of Danka Business Systems PLC and iStor Networks Inc.

Gary Hernandez has served as a director since September 2004.  He also served as a director of the Iteris Subsidiary from January 1999 to October 2004.  Mr. Hernandez has been a partner in the law firm of Sonnenschein, Nath and Rosenthal LLP since December 1997.  From December 1995 to December 1997, Mr. Hernandez was a partner in the law firm of Long & Levit.  Mr. Hernandez served as Deputy Insurance Commissioner of California from April 1991 to November 1995.  Mr. Hernandez received his B.A. degree from the University of California, Berkeley and his J.D. degree from the University of California, Davis.

Dr. Hartmut Marwitz has served as a director since September 2004.  Dr. Marwitz also served as a director of the Iteris Subsidiary from 1999 to October 2004 and has served as the Vice-President of Engineering Mercedes-Benz Trucks of DaimlerChrysler in Germany since 1995.  Previously, Dr. Marwitz served with Daimler-Benz AG as Director of Truck Powertrain Testing.  Furthermore, Dr. Marwitz has broad experiences in the field of passenger car development.  Before joining Daimler-Benz AG, Dr. Marwitz worked as Senior Manager for Rheinmetall in the field of Special Machinery Development in Germany and Spain.  Dr. Marwitz holds an Engineering Degree in Mechanical Engineering and a Doctoral Degree in Experimental Mechanics from the Technical University of Munich, Germany.  Since 2003, Dr. Marwitz has held an honorary professorship as the Chair of Machine and Design at the Institute of Machine Design and Automotive Engineering at the Technical University of Karlsruhe (Germany).

Gregory A. Miner has served as a director since 1998 and as our Chairman of the Board of Directors since October 2004.  Mr. Miner is also the Managing Partner of Merchant Capital Source, LLC, a company that provides working capital financing solutions to merchants.  Prior to that, Mr. Miner served as our Chief Executive Officer from February 2002 to October 2004 and as our Chief Financial Officer from January 1994 to October 2004.  He also served as our Chief Operating Officer from 1998 to 2002 and as the Chairman of the Board of the Iteris Subsidiary from December 2003 to October 2004.

Mr. Miner has served in various capacities for our other subsidiaries from time to time.  From December 1984 until joining us, Mr. Miner served as the Vice President, Chief Financial Officer and a director of Laser Precision Corporation, a manufacturer of telecommunications test equipment.  Mr. Miner is a Certified Public Accountant and, from 1979 to 1984, was employed by Deloitte Haskins and Sells (now known as Deloitte & Touche LLP) in various capacities, the most recent of which was Audit Manager.

John W. Seazholtz has served as a directors since May 1998.  From May 1998 to April 2000, Mr. Seazholtz served as the President and Chief Executive Officer of Telesoft America, Inc.  He retired in April 1998 as the Chief Technology Officer of Bell Atlantic after 36 years of service with that company and its predecessor.  Mr. Seazholtz was a senior officer of Bell Atlantic from 1986, serving in various positions, including the positions of Vice President, Operations and Engineering, Vice President, Marketing, Vice President of New Services, and Vice President, Technology and Information Systems.  Mr. Seazholtz currently serves as the Chairman of the Board of Westell Technologies, Inc.

Joel Slutzky has served as a director since he co-founded our company in 1969.  Mr. Slutzky was the Chairman of the Board of Directors from 1969 to October 2004 and our Chief Executive Officer from 1975 to February 2002.  Mr. Slutzky also served as the Chairman of the Board of the Iteris Subsidiary until December 2003 and served in various capacities for our other subsidiaries from time to time.  Mr. Slutzky currently serves on the Board of Directors of Project Tomorrow, an organization focused on improving Kindergarten through 12th grade science education in Orange County, California.

Thomas L. Thomas has served as a director since May 1999.  Mr. Thomas served as the Chairman of the Board, President and Chief Executive Officer of HAHT Commerce, a provider of software applications that enable companies to use the Internet to conduct business, from February 2000 until February 2004 when HAHT Commerce was sold to Global Exchange Services, or GXS.  Mr. Thomas currently serves as the President and Chief Operating Officer of GXS, a provider of business-to-business EDI and supply chain management solutions.  Mr. Thomas was previously the President and Chief Executive Officer of Ajuba Solutions, a provider of B2B integration solution software, which was sold to Interwoven in October 2000. From April 1999 until January 2000, he served as the President, Chief Executive Officer and Chairman of the Board of Vantive Corporation, a customer relationship management software vendor which was acquired by Peoplesoft in January 2000.  Prior to that, from September 1995 to April 1999, Mr. Thomas served as the Senior Vice President of e-Business and Information Services and Chief Information Officer at 3Com Corporation.  From 1993 to 1995, Mr. Thomas served as a Vice President and the Chief Information Officer of Dell Computer Corporation.  From 1987 to 1993, he served as the Vice President of Management Information Systems at Kraft General Foods, and at Sara Lee Corporation from 1981 to 1987.  Mr. Thomas also serves on the Board of Directors of iManage, Inc.

Paul E. Wright has served as a director since June 1993.  He also served as a director of the Iteris Subsidiary from January 1999 to October 2004.  Mr. Wright is the President of Wright Associates—Engineering and Business Consultants, a company he formed in 1997.  From 1988 until his retirement in 1997, Mr. Wright served as the Chairman of Chrysler Technologies Corp., the aerospace and defense electronics subsidiary of Chrysler Corporation.  From 1986 to 1988, Mr. Wright served as the President and Chief Operating Officer of Fairchild Industries, Inc. Prior to joining Fairchild, he was employed for 28 years by RCA Corporation, where he last served as the Senior Vice President, responsible for planning RCA’s merger into General Electric Corporation.

All directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.  Officers serve at the discretion of the Board of Directors.

There are no family relationships among any of our directors or executive officers.

Code of Ethics and Business Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees.  The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.iteris.com.  We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics required to be disclosed under the rules of the Securities and Exchange Commission (“SEC”), at the same location on our website.

Material Changes to Procedure for Recommending Nominees by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since our previous disclosure regarding this matter.

Audit Committee of the Board

We currently have several standing committees of the Board of Directors, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.  The current members of our Audit Committee are Messrs. Char, Seazholtz and Thomas.  Each member of the Audit Committee is “independent” under the current listing standards of the American Stock Exchange and the SEC rules regarding audit committee memberships.  The Board has identified Mr. Char as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established, and we are required to report any failure to file by such dates.  In the year ended March 31, 2007, the Form 4 filings for the annual option grants to non-employee directors, consisting of Messrs. Char, Daly, Hernandez, Marwitz, Miner, Seazholtz, Slutzky, Thomas and Wright, were not filed within two business days of the grant date.  Based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us with respect to the fiscal year ended March 31, 2007 and the written representations received from the reporting persons that no other reports were required, except as indicated in the foregoing sentence, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Compensation Policy

The guiding principle of our compensation policies is to align executive compensation with our company’s objectives and business strategies as well as with financial and operational performance.  In keeping with this principle, the Compensation Committee seeks to:

(1)                                  Attract and retain qualified senior executives who can play a significant role in the achievement of our company goals;

(2)                                  Reward executives for strategic management and the long-term enhancement of stockholder value; and

(3)                                  Create a performance-oriented environment that rewards performance with respect to our financial and operational goals.

The Compensation Committee meets periodically to review and recommend for approval by the Board of Directors, the salaries, bonuses and benefit plans for our executive officers and key associates.  Our management provides recommendations to the Compensation Committee with respect to most compensation matters, including executive compensation, and we utilize independent third party salary survey data as reference points.  However, the final decisions regarding the compensation of our executive officers are made by the Compensation Committee.  In measuring the executive officers’ contributions to the Company, the Compensation Committee considers a number of factors, including our revenue growth, net income and other financial performance measurements.

In the fiscal year ended March 31, 2007 (“Fiscal 2007”), the annual compensation for the named executive officers included base salaries, cash bonuses and stock option grants.  In setting the total compensation payable to our named executive officers for Fiscal 2007, the Compensation Committee sought to make such compensation competitive with that provided by other companies with which we compete for executive talent while providing short and long-term incentives for the achievement of measurable corporate and individual performance objectives in keeping with the compensation principles described above.  The primary components of our executive compensation program for the fiscal year ending March 31, 2008 (“Fiscal 2008”) are expected to continue to consist of base salaries, cash incentive opportunities and long-term equity incentive opportunities in the form of stock options.  In the future, such long-term equity opportunities may also include other types of equity instruments including, but not limited to, restricted stock or restricted stock units.  Executives also participate in employee benefit programs available to the broader employee population.

Our compensation plans and the amount of each compensation element to pay our named executive officers are generally developed and determined on an individual, case-by-case basis utilizing a number of factors, including publicly available data from independent outside sources, including the American Electronics Association annual survey of executive compensation, our general business conditions and objectives, as well as our subjective determination with respect to the executive’s individual contributions to such objectives.  For our executive officers, the Compensation Committee has adopted a policy of setting total compensation at approximately the 75th to 100th percentile level of comparable companies in order to effectively recruit and retain key executives.  The cash compensation, including the base salaries and bonuses, for Fiscal 2007 for our executive officers was established generally at the higher end of such percentile range, while the equity compensation generally was at the lower end of such range.

Elements of Compensation

Base Salary

We seek to provide our senior management with a base salary appropriate to their roles and responsibilities, and to provide them with a level of stability and certainty each year.  We establish salaries for the named executive officers by considering the salaries of officers at comparably sized companies according to data obtained by the Compensation Committee from independent outside sources, including the American Electronics Association annual survey of executive compensation.  Our Chief Executive Officer does not participate in the discussions regarding his own compensation but does provide input to the Compensation Committee regarding the compensation of other executive officers.  We have generally established base salaries for our executive officers at the higher end of our target percentile range, with the exact base salaries for our executives based on the executive’s qualifications and experience, scope of responsibilities, and the executive’s past performance and future potential.  Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account such individual factors, including responsibilities, performance and experience.  The Compensation Committee has reviewed the base salaries for Fiscal 2007 of each of the named executive officers and is of the opinion that such salaries are at a competitive level with the base salaries in effect for similarly situated officers and are not unreasonable in view of those paid by our competitors and by other companies of similar size.

In addition, as described below under the caption “Non-Qualified Deferred Compensation,” we have a Deferred Compensation Savings Plan pursuant to which our executive officers may defer some or all of their salaries.  No amounts were deferred by any executive officer in Fiscal 2007.

Incentive Cash Bonuses

The remaining cash component of the named executive officers’ compensation for Fiscal 2007 was an annual cash bonus determined by the Compensation Committee based upon criteria established by the committee at the beginning of the fiscal year.  For Fiscal 2007, the bonuses were primarily dependent upon corporate and business unit performance.  80% of the potential bonus for the Chief Executive Officer and the Chief Financial Officer was based on total revenue and operating income achieved for the year, and the remaining 20% of the potential bonus was based on the applicable officer’s achievement of individual objectives that were qualitative in nature and were established by the Compensation Committee.  The potential bonus for each of the other named executive officers, including Mr. Mohaddes who served as our Executive Vice President during almost all of Fiscal 2007, were based on revenue and operating income achieved by the business unit for which such officer had primary responsibility, as well as the operating income achieved by the Company.

For Fiscal 2008, the potential bonuses for our named executive officers have similarly been set based primarily on our overall corporate and business unit performance, with 80% of the potential bonus for Messrs. Mohaddes and Miele to be based on the total revenue and operating income achieved by the Company for the year, and 80% of the potential bonus for each of Messrs. McKhann and Memole to be based on revenue and operating income achieved by the business unit for which such officer has primary responsibility, as well as the operating income achieved by the Company.  The remaining 20% of the potential bonus for each named executive officer will be based on the officer’s achievement of individual objectives.

The individual objectives in Fiscal 2007 for the Chief Executive Officer and the Chief Financial Officer were primarily focused on such officer’s management of his area of responsibility.  The objectives for Mr. Johnson, our Chief Executive Officer until March 2007, generally included enhancing the relationship of the Company with the financial community and increasing Company market value.  The objectives for Mr. Miele principally included strategic development of the Company and increasing Company market value.  For Fiscal 2008, the objectives for Messrs. Mohaddes and Miele were established by the Compensation Committee and included strategic development of the Company and Company market value enhancement.  The Fiscal 2008 objectives for the other named executive officers were established by our Chief Executive Officer and primarily consisted of operational objectives within their business area of responsibility for each of Messrs. McKhann and Memole.

In Fiscal 2007, the target bonuses under the plan as a percent of the officer’s base salary ranged from 30% to 55%, with the Chief Executive Officer’s target bonus set at 55% of his base salary.  The target bonuses for the other named executive officers were 20% to 45% of the applicable officer’s base salary.  For Fiscal 2008, the target bonuses were set at 35% to 46% of base salaries, with the Chief Executive Officer’s target bonus set at 43% of his base salary and the target bonus for all other named executive officers set at 35% to 46% of the applicable officer’s base salary.  Revenue and operating income goals established for bonus purposes are generally higher than the goals established by the Company for the operation of the business in general, and may thus be difficult to attain without a high degree of effort.  If the Company performance exceeds the targets set for bonus purposes, the executives can earn, in the aggregate, up to 150% of the target bonus award.  Bonus achievement or overachievement is determined on a factor-by-factor basis.

Based upon the above described criteria, cash bonuses for the named executive officers in the following amounts were approved for Fiscal 2007:  Mr. Mohaddes – $66,487; Mr. Johnson– $29,531; Mr. McKhann – $80,285; Mr. Memole – $2,585; and Mr. Miele – $17,680.

Long-Term Equity Compensation

A portion of the compensation of executive officers has historically been based upon the award of stock options which rely on increases in the value of our securities.  The award of options is intended to encourage executives to establish a meaningful, long-term ownership interest in the company consistent with the interests of our stockholders.  Under our equity incentive plans, options are granted from time to time to certain officers and key associates of us and our subsidiaries at the fair market value of the shares of common stock at the time of grant.  We do not have a formal policy as to the amount or timing of grants to executive officers.  Because the compensation element of options is dependent on increases over time in the market value of such shares, stock options represent compensation that is tied to our long-term performance.  The award of stock options to our executive officers is determined based upon individual performance, level of base salary and position with us.

In Fiscal 2007, we granted to our named executive officers stock options for the following number of shares:  Mr. Mohaddes – 130,000 shares; Mr. McKhann – 30,000 shares; Mr. Memole – 30,000 shares; and Mr. Miele – 15,000 shares. The options granted to Mr. Mohaddes in Fiscal 2007 included an option for 100,000 shares granted to him in connection with his promotion as our Chief Executive Officer and President in March 2007.  In the event that our stockholders approve the 2007 Omnibus Incentive Plan, Mr. Mohaddes will be granted a stock option for 200,000 additional shares of our common stock, pursuant to the offer letter relating to his March 2007 promotion.  The options granted to our named executive officers generally have an exercise price equal to the fair market value on the date of grant, vest in equal annual installments over four years, and are not exercisable until vested.

Other Compensation

Our executive officers are eligible to receive the same benefits, including non-cash group life and health benefits, that are available to all employees.  Certain additional benefits may be provided to our executives such as a car allowance, but each on a case-by-case basis.

Summary Compensation Table

The following table shows information regarding the compensation earned during Fiscal 2007 by our Chief Executive Officer, Chief Financial Officer and our two other executive officers who were employed by us as of March 31, 2007 and whose total compensation exceeded $100,000 during that fiscal year, as well as information regarding the compensation earned during Fiscal 2007 by our former Chief Executive Officer and another former executive officer whose total compensation exceeded $100,000 during Fiscal 2007.  The officers listed below will be collectively referred to as the “named executive officers” in this proxy statement.

Name	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(3)	All Other Compensation (4)	Total
Abbas Mohaddes Chief Executive Officer, President, Assistant Secretary and Director	$227,483	$14,655	$66,487	—	$13,276	$321,901

Jack Johnson(5) Former Chief Executive Officer and President	304,611	3,141	29,531	—	11,150	348,433

Gregory McKhann Senior Vice President and General Manager	192,004	11,786	80,285	—	4,515	288,590

Francis Memole Senior Vice President and General Manager	198,319	22,041	2,585	—	13,220	236,165

James S. Miele Vice President, Chief Financial Officer and Secretary	156,625	14,912	17,680	—	5,325	194,542

Richard D. Crawshaw(6) Former Vice President of Engineering	152,964	1,371	—	—	5,503	158,838

(1)                                  Represents the expense recognized by us for Fiscal 2007 for the stock options granted, determined pursuant to SFAS 123(R) utilizing assumptions discussed in Note 1 to our consolidated financial statements in our annual report for Fiscal 2007 (the “Annual Report”) regarding assumptions underlying valuation of equity awards.  See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.

(2)                                  The amounts shown in this column constitute the cash bonuses made to each named executive officer based on the attainment of certain criteria pre-established by the Compensation Committee.  These awards are discussed in further detail under “Compensation Discussion and Analysis” above.

(3)                                  No compensation was deferred in Fiscal 2007 under the Deferred Compensation Savings Plan by any named executive officer.  The non-cash assets of the Deferred Compensation Savings Plan consist of shares of our common stock.  As such, the value of such assets are based on the market value of our common stock and there were no above-market or preferential earnings on the assets held under the plan.

(4)                                  Represents 401(k) plan employer contributions and automobile allowances paid by us.

(5)                                  Mr. Johnson served as our Chief Executive Officer and President and as a director until March 2007.

(6)                                  Mr. Crawshaw served as our Vice President of Engineering until January 2007.

Employment Contracts; Termination of Employment and Change of Control Arrangements

On February 28, 2007, we entered into an offer letter agreement with Abbas Mohaddes in connection with his promotion as our Chief Executive Officer effective as of March 2007.  The offer letter agreement provides for a base salary of $350,000 per year, a potential bonus of $150,000 for Fiscal 2008 and the grant of an option to purchase 100,000 shares of our common stock (the “New Option”).  In addition, upon approval by our stockholders of the 2007 Omnibus Incentive Plan described in Proposal Three, Mr. Mohaddes will be entitled to a stock option to purchase an additional 200,000 shares of our common stock.  Under the terms of the offer letter, in the event that his employment with us is terminated for any reason other than cause within three years of his promotion to Chief Executive Officer, Mr. Mohaddes will also be entitled to receive one year’s severance, based on his then current base salary, as well as 50% of his then current on-target bonus amount.  In the event of his death or disability, Mr. Mohaddes or his estate will be entitled to one year’s acceleration on the vesting of the New Option.  If a triggering event under the severance provisions of his agreement had occurred on the last business day of Fiscal 2007, then Mr. Mohaddes would have been entitled to a payment of approximately $425,000, based on his current base salary and on-target bonus.

On March 1, 2007, we entered into a Separation Agreement and Release of Claims with Jack Johnson in connection with his resignation from all officer and director positions with us, although he remained employed by us until March 31, 2007 to assist with the transition in management.  Under the terms of the agreement, we agreed to pay Mr. Johnson one year’s compensation, based on his salary as of his resignation, payable in accordance with our regular payroll practices, together with certain healthcare benefits through March 31, 2008.

We do not currently have any employment contracts in effect with any of our named executive officers other than the agreements described above.  We provide incentives such as salary, benefits and option grants to attract and retain executive officers and other key associates.  The plan administrator of the 1997 Plan has the authority to provide for the accelerated vesting of outstanding options held by an individual, in connection with the termination of such individual’s employment following an acquisition in which these options are assumed or the repurchase rights with respect to the unvested shares are assigned or upon certain hostile changes in control of the Company.  Other than such accelerated vesting and the agreements described above, there is no agreement or policy which would entitle any executive officer to severance payments or any other compensation as a result of such officer’s termination.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to the options granted during Fiscal 2007 to our named executive officers, as well as bonuses that were potentially payable to such officers under our bonus plan.  All options were granted under our 1997 Stock Incentive Plan and are incentive stock options, to the extent permissible under the Internal Revenue Code.  The exercise price per share of each option granted to our named executive officers was equal to the fair market value of our common stock on the date of grant.  Except as otherwise noted below, each option vests at the rate of 25% on each of the first four anniversaries of the grant date.

							All Other Option
							Awards:	Exercise or
		Estimated Future Payouts					Number of	Base Price of	Grant Date
		Under Non-Equity Incentive					Securities	Option	Fair Value of
		Plan Awards (1)					Underlying	Awards	Option
Name	Grant Date	Threshold	Target		Maximum		Options (#)	($/Share)	Awards (2)
Abbas Mohaddes Chief Executive Officer, President, Assistant Secretary and Director	03/14/07 06/15/06	—	$99,000	(3)	$148,500	(3)	100,000 30,000	$2.55 2.21	$201,500 53,160

Jack Johnson(4) Former Chief Executive Officer and President	—	—	137,500		206,250		—	—	—

Gregory McKhann Senior Vice President and General Manager	06/15/06	—	86,400		129,600		30,000	2.21	53,160

Francis Memole Senior Vice President and General Manager	06/15/06	—	86,400		129,600		30,000	2.21	53,160

James S. Miele Vice President, Chief Financial Officer and Secretary	06/15/06	—	47,100		70,650		15,000	2.21	26,580

Richard D. Crawshaw(5) Former Vice President of Engineering	—	—	34,000		51,000		—	—	—

(1)                                  Consists of amounts that were potentially payable as cash bonuses based on the attainment of certain criteria pre-established by the Compensation Committee.  These awards are discussed in further detail under “Compensation Discussion and Analysis” above.  The “Target” amounts represent the maximum amounts that could have been awarded to the executives if the pre-established criteria had been attained.  The “Maximum” amounts consist of the “Target” amounts plus the maximum overachievement bonuses that could have been awarded to the executives.

(2)                                  Represents the grant date fair value of the stock options granted, determined pursuant to SFAS 123(R) utilizing assumptions discussed in Note 1 to our consolidated financial statements in our Annual Report.  See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.  The amounts listed represent the total share-based compensation to be recognized by us over the vesting period.

(3)                                  Reflects the amounts that were potentially payable to him in his prior positions with the Company, as our Executive Vice President and General Manager.

(4)                                  Mr. Johnson served as our Chief Executive Officer and President until March 2007.

(5)                                  Mr. Crawshaw served as our Vice President of Engineering until January 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of March 31, 2007.  Each option vests at the rate of 25% on each of the first four anniversaries of the grant date.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Abbas Mohaddes Chief Executive Officer, President, Assistant Secretary and Director	220,000 44,000 — —	— — 30,000 100,000	— — — —	$1.19 1.40 2.21 2.55	09/26/11 04/30/12 06/14/16 03/13/17

Jack Johnson(1) Former Chief Executive Officer and President	449,980 80,000 12,000 56,000	— — — —	— — — —	0.53 1.19 1.40 1.40	06/28/07 06/28/07 06/28/07 06/28/07

Gregory McKhann Senior Vice President and General Manager	12,500 333 56,248 96,000 34,000 —	— — — — — 30,000	— — — — — —	0.53 4.63 1.07 1.19 1.40 2.21	09/29/07 01/17/08 05/13/08 09/26/11 04/30/12 06/14/16

Francis Memole Senior Vice President and General Manager	87,496 2,000 68,000 20,000 6,000 —	— — — — 18,000 30,000	— — — — — —	0.53 4.63 1.19 1.40 3.21 2.21	09/29/07 01/17/08 09/26/11 04/30/12 08/28/15 06/14/16

James S. Miele Vice President, Chief Financial Officer and Secretary	40,000 12,000 5,000 —	— — 15,000 15,000	— — — —	1.19 1.40 3.26 2.21	09/26/11 04/30/12 09/01/15 06/14/16

Richard D. Crawshaw(2) Former Vice President of Engineering	1,667	—	—	4.63	04/26/07

(1)              Mr. Johnson served as our Chief Executive Officer and President until March 2007.

(2)              Mr. Crawshaw served as our Vice President of Engineering until January 2007.

Option Exercises and Stock Vested

The following table includes certain information with respect to the options exercised by the named executive officers during Fiscal 2007.

	Option Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Abbas Mohaddes Chief Executive Officer, President, Assistant Secretary and Director	40,000	$94,600

Jack Johnson(1) Former Chief Executive Officer and President	—	—

Gregory McKhann Senior Vice President and General Manager	25,000	60,875

Francis Memole Senior Vice President and General Manager	25,000	65,500

James S. Miele Vice President, Chief Financial Officer and Secretary	—	—

Richard D. Crawshaw(2) Former Vice President of Engineering	198,496	504,080

(1)           Mr. Johnson served as our Chief Executive Officer and President until March 2007.

(2)           Mr. Crawshaw served as our Vice President of Engineering until January 2007.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-Qualified Deferred Compensation

During the year ended March 31, 2003, the Iteris Subsidiary adopted the Iteris, Inc. Deferred Compensation Savings Plan (the “Deferred Compensation Plan”).  The plan was assumed by us in connection with the merger of the Iteris Subsidiary into us in October 2004.  The Deferred Compensation Plan is a non-qualified voluntary deferral plan that, prior to 2005, permitted eligible executives to defer up to a total of 50% of their regular salary and 100% of their bonuses in exchange for phantom stock units representing the value of our common stock in any plan year, which begins on January 1 and ends on December 31 of each calendar year.

Prior to the merger of the Iteris Subsidiary into us in October 2004, the plan held shares of the Iteris Subsidiary’s common stock.  In connection with the merger of the Iteris Subsidiary into us, shares of Iteris Subsidiary common stock held by the plan were exchanged for shares of our common stock.  No deferrals have been credited to the Deferred Compensation Plan since January 1, 2005 (and no employer contributions have been permitted since the Plan’s inception).

A participant’s entire account balance becomes distributable in the form of our common stock upon the earlier of the participant’s death, disability or termination of employment.  Distribution may be made in two substantially equal lump sum payments, monthly installments over five years, or monthly installments over ten years, as elected by the participant in his or her benefit agreement received upon commencement of participation.  The plan also permits participants to receive payment while employed either (i) due to hardship or (ii) for any reason if the participant forfeits 12 months of earnings.  Because all amounts in the Deferred Compensation Plan were both earned and vested prior to January 1, 2005, the plan is exempt from the application of section 409A of the Internal Revenue Code.

All deferrals to the Deferred Compensation Plan are considered part of our general assets.  As general assets, they are subject to the claims of our creditors, and the participants are considered an unsecured creditor with respect to them.  We have established a “rabbi trust” which holds our common stock that is used to make payments to participants.  The purpose of the trust is to protect participants against a refusal to pay payments (for example, in the event of a change in control).  The trust does not, however, protect the account balance in the event that we become insolvent or bankrupt.

At March 31, 2007, the Deferred Compensation Plan held 310,510 shares of our common stock and $15,000 in cash.  Changes in the value of our common stock held by the Deferred Compensation Plan are determined based on changes in the quoted market price of our common stock at the close of each reporting period and presented within operating expenses in the accompanying consolidated statements of operations.

The following table sets forth information with respect to the accounts of the named executive officers under the  Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last Fiscal Year End ($)
Abbas Mohaddes Chief Executive Officer, President, Assistant Secretary and Director	—	—	$(2,477)	$	$19,458

Jack Johnson(2) Former Chief Executive Officer and President	—	—	(83,238)	—	674,685

Gregory McKhann Senior Vice President and General Manager	—	—	(4,505)	—	35,383

Francis Memole Senior Vice President and General Manager	—	—	—	—	—

James S. Miele Vice President, Chief Financial Officer and Secretary	—	—	—	—	—

Richard D. Crawshaw(3) Former Vice President of Engineering	—	—	—	—	—

(1)           Reflects the difference between the value of our common stock held in such officer’s Deferred Compensation Plan account as of March 31, 2007 compared to the value of such shares as of March 31, 2006.

(2)           Mr. Johnson served as our Chief Executive Officer and President through March 2007.  In May 2007, Mr. Johnson, elected to receive a distribution of 50% of his Deferred Compensation Plan balance, representing 143,333 shares of our common stock and $8,000 in cash, on or before June 30, 2007, and his remaining deferred compensation plan balance of 143,333 shares of our common stock and $7,000 in cash on the one year anniversary of this election.

(3)           Mr. Crawshaw served as our Vice President of Engineering until January 2007.

Director Compensation

Directors who are not employees of Iteris or any of its subsidiaries receive an annual fee of $12,000 per year, paid quarterly, in addition to $1,500 for each Board meeting attended in person and $250 for each telephone conference Board meeting.  All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees.

Non-employee directors were also eligible to receive periodic option grants pursuant to the Automatic Option Grant Program under our 1997 Stock Incentive Plan.  Under this plan, each non-employee director received an option to purchase 20,000 shares of common stock upon his initial appointment to the Board of Directors and an additional option to purchase 5,000 shares of common stock on the date of each annual meeting after his appointment.  The annual grants vest in equal annual installments over four years, but are immediately exercisable.  Each option granted to non-employee directors under the Automatic Option Grant Program will have an exercise price equal to the fair market value of the common stock on the grant date and will have a maximum term of ten years, subject to earlier termination following the optionee’s cessation of service as a Board member.  If the stockholders approve the 2007 Omnibus Incentive Plan, non-employee directors would continue to receive the initial and annual option grants described above.

The following table sets forth a summary of the compensation earned or paid in Fiscal 2007 by each person who served as a director during such year, who is not a named executive officer.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Richard Char	$18,750	$1,302	$—		$20,052
Kevin C. Daly, Ph.D.	18,750	1,302	—		20,052
Gary Hernandez	17,250	1,302	—		18,552
Dr. Hartmut Marwitz	16,500	1,302	—		17,802
Gregory A. Miner	18,250	1,302	300,000	(3)	319,552
John W. Seazholtz	20,750	1,302	—		22,052
Joel Slutzky	18,250	1,302	—		19,552
Thomas L. Thomas	19,250	1,302	—		20,552
Paul E. Wright	18,000	1,302	—		19,302

(1)           Represents amounts earned by the directors based on the compensation arrangement for described above.

(2)           Stock options were granted pursuant to our 1997 Stock Incentive Plan.  The amounts listed represent the expense recognized by us for fiscal year ended March 31, 2007 for the stock options granted, determined pursuant to SFAS 123(R) utilizing assumptions discussed in Note 1 to our consolidated financial statements in our Annual Report.  See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.  For the options granted in Fiscal 2007, the total share-based compensation to be recognized over the vesting period are as follows:  Richard Char — $10,125; Kevin C. Daly, Ph.D. — $10,125; Gary Hernandez — $10,125; Dr. Hartmut Marwitz — $10,125; Gregory A. Miner — $10,125; John W. Seazholtz — $10,125; Joel Slutzky — $10,125; Thomas L. Thomas — $10,125; and Paul E. Wright — $10,125.   As of March 31, 2007, the non-employee directors held options for the following number of shares of common stock:  Richard Char — 25,000 shares; Kevin C. Daly, Ph.D. — 43,000 shares; Gary Hernandez — 80,000 shares; Dr. Hartmut Marwitz — 50,000 shares; Gregory A. Miner — 520,000 shares; John W. Seazholtz — 59,000 shares; Joel Slutzky — 200,000 shares; Thomas L. Thomas — 55,000 shares; and Paul E. Wright — 123,000 shares.

(3)           Prior to our merger with our Iteris Subsidiary in October 2004, Mr. Miner served as our Chief Executive Officer and Chief Financial Officer.  In accordance with his May 2003 change in control agreement, we paid to Mr. Miner severance payments totaling $300,000 during Fiscal 2007.  See “Certain Transactions” under Item 13.

Indemnification of Directors and Officers

Under Section 145 of the Delaware General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).  Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law, and our bylaws require us to advance litigation expenses upon receipt of an undertaking by the director or officer to repay such advances if it is ultimately determined that the director or officer is not entitled to indemnification.  The bylaws further provide that rights conferred under such bylaws do not exclude any other right such persons may have or acquire under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders.  This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law.  In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law.  The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

We have entered into agreements to indemnify our directors and certain of our officers in addition to the indemnification provided for in the certificate of incorporation and bylaws.  These agreements, among other things, indemnify our directors and certain of our officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in the right of our company, on account of services as a director or officer of Iteris, or as a director or officer of any other company or enterprise to which the person provides services at our request.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors during the fiscal year ended March 31, 2007 were Messrs. Daly, Seazholtz and Thomas.  None of the members of our Compensation Committee at any time has been one of our officers or employees or an officer or employee of one of our subsidiaries at any time during the fiscal year ended March 31, 2007.  None of our executive officers currently serves, or in the year ended March 31, 2007 has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee.

Compensation Committee Report

We have reviewed and discussed with the management of Iteris the Compensation Discussion and Analysis to be included in the annual report on Form 10-K for the year ended March 31, 2007.  Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the annual report on Form 10-K for the year ended March 31, 2007.

Submitted by the Compensation Committee

of the Board of Directors:

Kevin C. Daly, Ph.D.

John W. Seazholtz

Thomas L. Thomas

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table provides information as of March 31, 2007 with respect to shares of our common stock that may be issued under existing equity compensation plans.  The table does not include information with respect to shares of our common stock subject to outstanding options granted under equity compensation plans or option agreements that were assumed in connection with the merger of the Iteris Subsidiary into us in October 2004.  However, Note 1 to the table sets forth the total number of shares of common stock issuable upon the exercise of those assumed options as of March 31, 2007 and the weighted average exercise price of those options.  Except for the adjustments described in Note 1 with respect to the outstanding assumed options, no additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)

Equity Compensation Plans Approved by Security Holders
1997 Stock Incentive Plan	1,550,830	$2.83	8,879

Equity Compensation Plans Not Approved by Security Holders
None

Total(1)	1,550,830	2.83	8,879

(1)    The table does not include information with respect to the equity compensation plan or option agreements that were assumed by us in connection with the merger of the Iteris Subsidiary into us in October 2004.  As of March 31, 2007, a total of 4,266,770 shares of common stock were issuable upon exercise of outstanding options under the assumed plan and agreements.  No additional options may be granted under the assumed plan.  The weighted average exercise price of all such assumed options to acquire shares of our common stock was $1.15 per share.

Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 1, 2007, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers in the Summary Compensation Table which appears elsewhere herein, (iii) each of our directors, and (iv) all of our executive officers and directors as a group.  To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)	Percent of Class(2)

Austin W. Marxe and David M. Greenhouse(4)	4,549,658	13.9%
Bryant R. Riley(5)	3,515,743	10.7
John D. Gruber, J. Patterson McBaine and Eric Swergold(6)	2,742,837	8.4
Clint D. Coghill(7)	1,670,100	5.1

Abbas Mohaddes(8)	1,032,873	3.1
Jack Johnson(9)	872,352	2.7
Greg McKhann(10)	245,913	*
Francis Memole(11)	176,079	*
James S. Miele(12)	69,068	*
Richard D. Crawshaw(13)	—	—

Richard Char(14).	25,000	*
Kevin C. Daly, Ph.D.(15).	388,132	1.2
Gary Hernandez(14)	80,000	*
Dr. Hartmut Marwitz(14)	50,000	*
Gregory A. Miner(16)	947,828	2.9
John W. Seazholtz(17)	107,547	*
Joel Slutzky(18)	2,041,032	6.2
Thomas L. Thomas(19)	74,000	*
Paul E. Wright(20)	177,794	*

All executive officers and directors as a group (13 persons)(21)	5,415,266	15.7%

*              Less than 1%.

(1)           The address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.  The address for Bryant R. Riley is 11550 Santa Monica Blvd., Suite 750, Los Angeles, CA 90025.  The address for Messrs. Gruber and McBaine is 50 Osgood Place, San Francisco, CA 94133.  The address for Clint D. Coghill is One North Wacker Drive, Suite 4350, Chicago, IL 60606.  The address of all other persons named in the table is 1515 South Manchester Avenue, Anaheim, CA 92802.

(2)           Based on 32,584,830 shares of common stock outstanding as of July 1, 2007.  Shares of common stock subject to options or warrants which are exercisable within 60 days of July 1, 2007 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.  Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation.

(3)           In addition to the shares held in the individual’s name, this column also includes shares held for the benefit of the named person under our 401(k) and Stock Ownership Plan and the Deferred Compensation Savings Plan.

(4)           Includes 246,250 shares issuable upon exercise of warrants that were issued to Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. (collectively, the “Special Situations Funds”).  Pursuant to a Schedule 13G filed on February 14, 2007 with the SEC, Messrs. Marxe and Greenhouse reported that they had shared voting power and shared dispositive power over the shares of common stock (including the 246,250 shares issuable upon exercise of warrants) held by the Special Situations Funds.  Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Special Situations Cayman Fund, L.P.  AWM is the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P. and the general partner of Special Situations Fund III QP, L.P.  In addition, Messrs. Marxe and Greenhouse are members of MG Advisers L.L.C., the general partner of Special Situations Private Equity Fund, L.P.  AWM serves as the investment adviser to Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P.

(5)           Includes (i) 2,944,801 shares owned by Riley Investment Partners Master Fund, L.P. (“RIPMF”), (ii) 41,667 shares owned by B. Riley and Co. Inc. held in Mr. Riley’s proprietary account, (iii) 50,000 shares owned by B. Riley & Co. Retirement Trust, of which Mr. Riley serves as trustee, (iv) 88,640 shares issuable upon conversion of convertible debenture owned by custodial accounts of Mr. Riley’s children, for which Mr. Riley controls voting and investment decisions in his role as custodian for such accounts, (v) 120,065 shares owned by an investment advisory client of Riley Investment Management LLC (“RIM”) over which RIM has shared voting and dispositive power and (vi) 237,237 shares issuable upon exercise of warrants held by Mr. Riley, his children’s accounts, B. Riley & Co., Inc. and RIPMF that are currently exercisable.  Pursuant to a Schedule 13G filed on January 25, 2007 with the SEC, Mr. Riley reported that because RIM has sole voting and investment power over RIPMF’s security holdings and Mr. Riley, in his role as the sole manager of RIM, controls its voting and investment decisions, each of RIM, RIPMF, and Mr. Riley may be deemed to have beneficial ownership of the shares held by, or issuable to, RIPMF.  Mr. Riley controls RIM’s voting and investment decisions for its investment advisory clients, but disclaims beneficial ownership of the 120,065 shares owned by the investment advisory client of RIM.  Mr. Riley also disclaims beneficial ownership of the shares held in his children’s accounts.

(6)           Pursuant to a Schedule 13G filed on January 29, 2007 with the SEC, Gruber & McBaine Capital Management, LLC (“GMCM”), Jon D. Gruber, J. Patterson McBaine and Eric Swergold reported that they had shared voting power and shared dispositive power over 2,233,547 shares of common stock.  The table also includes 437,665 shares, 36,100 shares and 35,525 shares over which Messrs. Gruber, McBaine and Swergold, respectively, have sole voting and dispositive power.  GMCM is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares.  Messrs. Gruber and McBaine are the Managers, controlling persons and portfolio managers of GMCM.  No individual client’s holdings of the shares of our common stock are more than five percent of our outstanding shares.  Lagunitas and Firefly are investment limited partnerships of which GMCM is the general partner.  GMCM, Gruber, McBaine and Swergold constitute a group within the meaning of Rule 13d-5(b).  Lagunitas and Firefly is not a member of any group and each disclaims beneficial ownership of the securities with respect to its ownership is reposited.

(7)           Pursuant to a Schedule 13G filed on February 14, 2007 with the SEC, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill reported that they had shared voting power and shared dispositive power over the shares of common stock held by the CCM Master Qualified Fund, Ltd.  Mr. Coghill is the managing member of Coghill Capital Management, L.L.C., which serves as the investment manager of CCM Master Qualified Fund, Ltd.  The reporting persons disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(8)           Includes (i) 13,850 shares issuable upon conversion of convertible debentures, (ii) 3,167 shares issuable upon exercise of warrants that are currently exercisable, (iii) 271,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007 and (iv) 11,540 shares held by Mr. Mohaddes’ IRA.

(9)           Includes (i) 27,700 shares issuable upon conversion of convertible debentures held by Mr. Johnson’s IRA and (ii) 6,335 shares issuable upon exercise of warrants held by Mr. Johnson’s IRA which are currently exercisable.  Mr. Johnson served as our Chief Executive Officer and President and as a director until March 2007.

(10)         Includes 194,081 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(11)         Includes (i) 13,850 shares issuable upon conversion of convertible debentures held by Mr. Memole’s IRA, (ii) 3,167 shares issuable upon exercise of warrants held by Mr. Memole’s IRA which are currently exercisable, and (iii) 109,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(12)         Includes 60,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(13)         Mr. Crawshaw served as our Vice President of Engineering until January 2007.

(14)         Consists of shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(15)         Includes (i) 100 shares held by Dr. Daly’s spouse, (ii) 329,032 shares held by a trust to which Dr. Daly serves as a trustee, and (iii) 43,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(16)         Includes (i) 13,850 shares issuable upon conversion of convertible debentures held by Mr. Miner’s IRA, (ii) 3,167 shares issuable upon exercise of warrants held by Mr. Miner’s IRA that are currently exercisable, (iii) 183,334 shares held by Mr. Miner’s IRA, (iv) 19,230 shares held by Mr. Miner’s wife’s IRA and (v) 520,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(17)         Includes 59,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(18)         Includes (i) 144,616 shares held by Mr. Slutzsky’s IRA and (ii) 200,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.  Excludes shares of common stock held in trust for the benefit of the children and relatives of Mr. Slutzky as well as shares in the Joel Slutzky Family Trust; Mr. Slutzky has no investment or voting power with respect to the shares in such trusts and disclaims any beneficial ownership.

(19)         Includes 55,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(20)         Includes 123,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007.

(21)         Includes (i) 41,550 shares issuable upon conversion of convertible debentures, (ii) 9,501 shares issuable upon exercise of warrants which are currently exercisable, and (iii) 1,790,831 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 1, 2007; does not include shares held by Jack Johnson and Richard Crawshaw, who are not currently employed by us.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Since April 1, 2006, other than the agreements and transactions described in “Item 11.  Executive Compensation — Employment Contracts; Termination of Employment and Change of Control Arrangements” and the transactions described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In May 2003, we entered into change in control agreement with Gregory Miner, who was then serving as our Chief Executive Officer and Chief Financial Officer.  In the event of an involuntary termination of his employment within three months prior to or twenty-four months after a change in control, the agreements provided for a severance payment to him of 200% of his annual base pay plus target bonus for the current fiscal year.  In addition, Mr. Miner and his dependents were entitled to all insurance benefits for up to twenty-four months or until he obtained new employment with comparable benefits, whichever was earlier.  Upon the merger of the Iteris Subsidiary into us in October 2004, Jack Johnson assumed the role of President and Chief Executive Officer of Iteris, replacing Mr. Miner.  The merger and subsequent change in position triggered the payment of severance to Mr. Miner under the terms of his agreement.  The severance amount was paid to Mr. Miner in bi-weekly installments over 30 months, and the final payment was made in April 2007.  The severance amounts paid to Mr. Miner in Fiscal 2007 totaled $300,000.

On October 18, 2006, we entered into a Joint Development Agreement (the “Joint Development Agreement”) with Transportation Planning Group, Inc. d/b/a Crain and Associates of Southern California (“Crain”), a 20 person Southern California consulting firm focused on providing transportation planning services for private development projects.  Abbas Mohaddes, our current Chief Executive Officer and President, had acquired all of the outstanding capital stock of Crain following the death of Crain’s founder and President, who was a close friend of Mr. Mohaddes.  Under the terms of the Joint Development Agreement, we were to provide staffing support to Crain.  Under the agreement, Crain was required to reimburse us at a rate of $8,000 per month during the first six months of the agreement and $4,000 per month for the last six months of the agreement, plus an additional $80 per hour to the extent the hours provided exceeded target hour amounts.  The agreement also provided for additional consideration to be paid to us in the event Crain was sold for gross proceeds in excess of $1.0 million no later than five years after the termination of the agreement.  We were also granted a right of first refusal to purchase Crain.

On May 30, 2007, we entered into a Termination Agreement with Crain and Mr. Mohaddes, pursuant to which the parties agreed to terminate the Joint Development Agreement.  The termination of the Joint Development Agreement became effective upon the closing of the sale by Mr. Mohaddes of his interest in Crain to a third-party buyer, which occurred on May 31, 2007.  In connection with such sale, we also waived our right of first refusal with respect to Mr. Mohaddes’ interest in Crain.

Pursuant to its written charter, the Audit Committee of the Board of Directors is responsible for reviewing and approving all related party transactions.  The Audit Committee monitors and reviews potential conflict of interest situations involving a principal stockholder, a member of the Board of Directors or senior management..

Director Independence

The Board of Directors has determined that Messrs. Char, Daly, Seazholtz, Slutzky and Thomas each satisfies the requirements for “independence” under the listing standards of the American Stock Exchange.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

The following table presents the aggregate fees billed for the indicated services performed by McGladrey & Pullen, LLP for the fiscal years ended March 31, 2006 and 2007:

	Fiscal Year Ended March 31,
	2006	2007
Audit Fees	$309,000	$341,000
Audit-Related Fees	38,000	48,000
Tax Fees	37,000	—
All Other Fees	—	—
Total Fees	$384,000	$389,000

Audit Fees.  Audit fees consist of fees billed by McGladrey & Pullen, LLP for professional services rendered in connection with the audit of our annual consolidated financial statements and review of those consolidated financial statements included in our quarterly reports on Forms 10-Q and other regulatory filings.

Audit-Related Fees.  Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”  Such fees include, among other things, fees for registration statements, fees for internal control reviews and assistance with meeting the requirements of Section 404 of the Sarbanes-Oxley Act and certain consultations concerning financial accounting and reporting standards.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance, which include the preparation of federal, state and international tax returns, and fees billed for tax consultations, including federal, state and international tax advice, tax planning and assistance with tax audits.

All Other Fees.  All Other Fees consist of fees for products and services other than the services reported above.  There were no other fees billed to us by McGladrey & Pullen, LLP during the fiscal years ended March 31, 2006 and 2007.

Determination of Independence

The Audit Committee of the Board of Directors has determined that the provision by McGladrey & Pullen, LLP of the non-audit related services described above is compatible with maintaining the independence of McGladrey & Pullen, LLP.

Audit Committee Pre-Approval Policies and Procedures

All engagements for services by McGladrey & Pullen, LLP or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules.  The prior approval of the Audit Committee was obtained for all services provided by McGladrey & Pullen, LLP in the fiscal year ended March 31, 2007.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)               Documents filed as part of this report:

1.     Financial Statements.  The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2007 and 2006
Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

3.     Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit Number	Description	Where Located

3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.5	Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as field with the SEC on June 18, 2004

Exhibit Number	Description	Where Located
U.S. Stock Transfer Corporation, including exhibits thereto

10.1*	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

10.2*	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to the registrant’s Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3*	Form of Executive Deferral Plan between the registrant and certain employees of the registrant	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.6*	1997 Stock Incentive Plan (as amended on May 3, 2003, as further amended on December 15, 2004)	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.7*	Form of Notice of Grant of Stock Option	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8*	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11*	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13*	Form of Notice of Grant of Automatic Stock Option—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number	Description	Where Located
10.14*	Form of Notice of Grant of Automatic Stock Option—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15*	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.16	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.17*	Change in Control Agreement dated May 8, 2003 by and between the registrant and Gregory A. Miner	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 14, 2003

10.18*	Change in Control Agreement dated May 20, 2003 by and between the registrant and Jack E. Johnson	Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2004

10.19*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.20*

Form of Notice of Grant, including forms of Option Agreement and Stock Purchase Agreement for the following directors and executive officers: Gary Hernandez, Dr. Hartmut Marwitz, Paul E. Wright, Jack Johnson, Richard D. Crawshaw, Gregory McKhann, Francis Memole, James S. Miele, Abbas Mohaddes and Stephen Edwin Rowe

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.21*	Form of Addendum to Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.22*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.23*	Iteris, Inc. Deferred Compensation Savings Plan and Grantor Trust	Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.24+	Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and Class 2 Vehicle Markets Incorporating Iteris’ LDWS Technology (Valeo Schalter and Sensoren GmbH)	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004

10.25	Warrant Exercise Agreement dated September 27, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations	Exhibit 10.1 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

Exhibit Number	Description	Where Located
Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

10.26

Registration Rights Agreement dated September 28, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.2 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.27+	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Exhibit 10.3 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.28	Loan and Security Agreement effective as of October 16, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.4 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.29	Intellectual Property Security Agreement dated October 9, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.5 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.30+	Settlement Agreement, effective August 15, 2006, by and between the registrant and Delta Networks, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2006

10.31*	Offer letter effective February 28, 2007 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.32*	Separation Agreement and Release of Claims dated March 1, 2007 by and between the registrant and Jack Johnson	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

21	Subsidiaries of the registrant	Exhibit 21 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

23	Consent of Independent Registered Public Accounting Firm	Exhibit 23 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted	Filed Herewith

Exhibit Number	Description	Where Located
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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
Abbas Mohaddes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	July 30, 2007
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	July 30, 2007
James S. Miele	(principal financial and accounting officer)

*	Chairman of the Board	July 30, 2007
Gregory A. Miner

*	Director	July 30, 2007
Richard Char

*	Director	July 30, 2007
Kevin C. Daly, Ph.D.

*	Director	July 30, 2007
Gary Hernandez

*	Director	July 30, 2007
Hartmut Marwitz, Ph.D.

*	Director	July 30, 2007
John Seazholtz

*	Director	July 30, 2007
Joel Slutzky

*	Director	July 30, 2007
Thomas L. Thomas

*	Director	July 30, 2007
Paul E. Wright

* By:	/S/ ABBAS MOHADDES
Abbas Mohaddes as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description	Where Located

3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.5	Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as field with the SEC on June 18, 2004

Exhibit Number	Description	Where Located
U.S. Stock Transfer Corporation, including exhibits thereto

10.1*	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

10.2*	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to the registrant’s Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3*	Form of Executive Deferral Plan between the registrant and certain employees of the registrant	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.6*	1997 Stock Incentive Plan (as amended on May 3, 2003, as further amended on December 15, 2004)	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.7*	Form of Notice of Grant of Stock Option	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8*	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11*	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13*	Form of Notice of Grant of Automatic Stock Option—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number	Description	Where Located
10.14*	Form of Notice of Grant of Automatic Stock Option—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15*	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.16	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.17*	Change in Control Agreement dated May 8, 2003 by and between the registrant and Gregory A. Miner	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 14, 2003

10.18*	Change in Control Agreement dated May 20, 2003 by and between the registrant and Jack E. Johnson	Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2004

10.19*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.20*

Form of Notice of Grant, including forms of Option Agreement and Stock Purchase Agreement for the following directors and executive officers: Gary Hernandez, Dr. Hartmut Marwitz, Paul E. Wright, Jack Johnson, Richard D. Crawshaw, Gregory McKhann, Francis Memole, James S. Miele, Abbas Mohaddes and Stephen Edwin Rowe

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.21*	Form of Addendum to Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.22*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.23*	Iteris, Inc. Deferred Compensation Savings Plan and Grantor Trust	Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.24+	Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and Class 2 Vehicle Markets Incorporating Iteris’ LDWS Technology (Valeo Schalter and Sensoren GmbH)	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004

10.25	Warrant Exercise Agreement dated September 27, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations	Exhibit 10.1 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

Exhibit Number	Description	Where Located
Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

10.26

Registration Rights Agreement dated September 28, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.2 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.27+	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Exhibit 10.3 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.28	Loan and Security Agreement effective as of October 16, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.4 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.29	Intellectual Property Security Agreement dated October 9, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.5 to the registrants’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.30+	Settlement Agreement, effective August 15, 2006, by and between the registrant and Delta Networks, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2006

10.31*	Offer letter effective February 28, 2007 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.32*	Separation Agreement and Release of Claims dated March 1, 2007 by and between the registrant and Jack Johnson	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

21	Subsidiaries of the registrant	Exhibit 21 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

23	Consent of Independent Registered Public Accounting Firm	Exhibit 23 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted	Filed Herewith

Exhibit Number	Description	Where Located
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

* Indicates a management contract or compensatory plan or arrangement

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.