Form 10-Q
period 2007-06-30
ITERIS, INC.
filed 2007-08-14
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

As of August 13, 2007, the registrant had 32,858,572 shares of common stock outstanding

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2007

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc. and its former subsidiary, Meyer, Mohaddes Associates, Inc., which was dissolved effective April 2006.

AutoVue®, Iteris®, Vantage® and eAccess™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2007	March 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,214	$35
Trade accounts receivable, net of allowance for doubtful accounts of $721 and $664 at June 30, 2007 and March 31, 2007, respectively	9,671	11,493
Costs and estimated earnings in excess of billings on uncompleted contracts	5,364	3,689
Inventories, net of reserve for inventory obsolescence of $855 and $844 at June 30, 2007 and March 31, 2007, respectively	5,921	6,379
Deferred income taxes	535	494
Prepaid expenses and other current assets	771	385
Total current assets	24,476	22,475
Property and equipment, net	1,700	1,712
Deferred income taxes	2,388	2,533
Intangible assets, net of accumulated amortization of $445 and $408 at June 30, 2007 and March 31, 2007, respectively	367	404
Goodwill	27,774	27,774
Other assets	442	352
Total assets	$57,147	$55,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,459	$3,542
Accrued payroll and related expenses	3,469	3,527
Accrued liabilities	2,172	1,618
Billings in excess of costs and estimated earnings on uncompleted contracts	840	847
Revolving line of credit	4,437	4,015
Current portion of long-term debt	1,624	1,947
Total current liabilities	16,001	15,496
Non-current accrued liabilities	140	163
Deferred compensation plan liability	401	730
Long-term debt	9,487	9,760
Total liabilities	26,029	26,149
Commitments and contingencies
Redeemable common stock, 1,219 shares issued and outstanding at June 30, 2007 and March 31, 2007	3,414	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at June 30, 2007 and March 31, 2007	—	—
Common stock, $0.10 par value, 50,000 shares authorized, 31,513 and 30,601 shares issued or issuable and outstanding at June 30, 2007 and March 31, 2007, respectively	3,151	3,060
Additional paid-in capital	131,302	130,425
Common stock held in trust, 167 and 311 shares at June 30, 2007 and March 31, 2007, respectively	(202)	(374)
Notes receivable from employees	—	(5)
Accumulated deficit	(106,566)	(107,438)
Accumulated other comprehensive income	19	19
Total stockholders’ equity	27,704	25,687
Total liabilities and stockholders’ equity	$57,147	$55,250

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months ended June 30,
	2007	2006
Net sales and contract revenues:
Net sales	$10,244	$8,600
Contract revenues	5,513	5,216
Total net sales and contract revenues	15,757	13,816

Costs of net sales and contract revenues:
Cost of net sales (a)	5,175	4,758
Cost of contract revenues (a)	3,488	3,339
Gross profit	7,094	5,719
Operating expenses:
Selling, general and administrative (a)	4,458	4,001
Research and development (a)	994	1,003
Deferred compensation plan	31	(66)
Amortization of intangible assets	37	36
Total operating expenses	5,520	4,974
Operating income	1,574	745
Non-operating income (expense):
Other income (expense), net	19	(690)
Interest expense, net	(363)	(386)
Income (loss) before income taxes	1,230	(331)
Income tax (provision) benefit	(134)	610
Net income	$1,096	$279

Earnings per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average shares outstanding:
Basic	32,089	28,393
Diluted	34,317	32,368

(a)                                  Includes stock-based compensation expense as follows:

Cost of net sales	$1	$5
Cost of contract revenues	3	29
Selling, general and administrative expense	59	54
Research and development expense	3	12
Total	$66	$100

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,096	$279
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Change in deferred tax assets	104	(456)
Depreciation and amortization of property and equipment	149	130
Stock-based compensation expense	66	100
Amortization of deferred gain on sale—leaseback transaction	(71)	(71)
Amortization of debt discount	52	52
Amortization of intangible assets	37	36
Amortization of deferred financing costs	35	34
Issuance of warrants for services
Changes in operating assets and liabilities:
Accounts receivable	1,822	914
Net costs and estimated earnings in excess of billings	(1,682)	(1,130)
Inventories	458	(175)
Prepaid expenses and other assets	(511)	(551)
Accounts payable and accrued liabilities	308	239
Net cash provided by (used in) operating activities	1,863	(599)

Cash flows from investing activities
Purchases of property and equipment	(137)	(142)

Cash flows from financing activities
Net borrowings on line of credit	422	847
Payments on long-term debt	(648)	(333)
Change in checks drawn in excess of available bank balances	(47)	153
Proceeds from stock option exercises	726	168
Net cash provided by financing activities	453	835
Increase in cash	2,179	94
Cash at beginning of period	35	131
Cash at end of period	$2,214	$225

Supplemental cash flow information:
Cash paid during the period:
Interest	$301	$301
Income taxes	48	40

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in settlement of liabilities	$350	$—
Write-off of notes receivable from employees	(5)	—

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. is a leading provider of outdoor machine vision systems and sensors that help to optimize the flow of traffic and enhance driver safety. Using proprietary software and Intelligent Transportation Systems (“ITS”) industry expertise, the Company provides video sensor systems, transportation management and traveler information systems and other engineering consulting services to the ITS industry. The ITS industry is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. The Company uses its outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using its knowledge of the ITS industry, the Company designs and implements transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.  The Company was originally incorporated in Delaware in 1987.  On October 22, 2004, the Company completed a merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed its corporate name from Iteris Holdings, Inc. to Iteris, Inc.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, the consolidated results of operations for the three months ended June 30, 2007 and 2006, and the consolidated cash flows for the three months ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended June 30, 2007, are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, which was filed with the SEC on June 21, 2007.

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair values of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates.  The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates.  The estimated fair value of redeemable common stock was $2.9 million and $2.8 million at June 30, 2007 and March 31, 2007, respectively, based on the closing price of the Company’s common stock on those dates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are generally depreciated using the straight-line method over the estimated useful life ranging from three to eight years.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

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

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period.  The Company elected to use the modified prospective transition method for transition to SFAS 123R.  Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption.  In addition, under the modified prospective method, compensation expense is recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the period during which products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from net sales and contract revenues) in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS 109, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  As further discussed in Note 4, the Company adopted FIN 48 effective April 1, 2007.

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

2.  Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30, 2007	March 31, 2007
	(In thousands)
Materials and supplies	$4,478	$4,705
Work in process	334	366
Finished goods	1,109	1,308
	$5,921	$6,379

Intangible Assets

	June 30, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(306)	$495	$(280)
Patents	317	(139)	317	(128)
Total	$812	$(445)	$812	$(408)

Amortization expense for intangible assets subject to amortization was $37,000 and $36,000 for the three months ended June 30, 2007 and 2006, respectively.  Future estimated amortization expense for the remainder of the current fiscal year and the next four fiscal years is as follows:

Fiscal Year Ending March 31:
(In thousands)
2008	$110
2009	147
2010	58
2011	46
2012	6
$367

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Balance at beginning of period	$520	$519
Additions charged to cost of sales	99	135
Warranty claims	(50)	(64)
Balance at end of period	$569	$590

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$1,096	$279

Denominator:
Weighted average common shares used in basic computation	32,089	28,393
Dilutive stock options	2,197	3,417
Dilutive warrants	31	558
Weighted average common shares used in dilutive computation	34,317	32,368

Earnings (loss) per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Stock options	668	525
Warrants	1,190	1,380
Convertible debentures	2,729	2,729

3.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2006, the Company replaced its former credit facility and entered into a new two-year credit facility with a different bank.  The new facility provides for combined line of credit and bank term note borrowings of up to $8.0 million.  Under the new credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Line of credit interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25% (9.50% at June 30, 2007).  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement.  Additionally, the Company paid a commitment fee of $40,000 in October 2006 and is obligated to pay an additional $40,000 on the one-year anniversary of the facility. The new credit facility is secured by substantially all of the assets of the Company.

On June 30, 2007, the available credit under the credit facility was $8.0 million, of which $2.3 million was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	June 30, 2007	March 31, 2007
	(In thousands)

Convertible debentures, net	$9,462	$9,410
Bank term note	1,258	1,573
Promissory note to landlord	323	646
Other	68	78
	11,111	11,707
Less current portion	(1,624)	(1,947)
	$9,487	$9,760

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances.  From May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount.  As of June 30, 2007, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at June 30, 2007.

Bank Term Note.  In October 2004, the Company entered into a $5.0 million term note payable with a bank.  The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  Interest accrued at the current stated prime rate plus 0.25%.  In October 2006, the term note was assumed by the Company’s new bank as part of the Company’s new $8.0 million credit facility. The new term note is also due on May 27, 2008 and provides for monthly principal payments of approximately $104,000.  Interest accrues under the new term note at the current stated prime rate plus 1.25% (9.50% at June 30, 2007).  Amounts due under the term note reduce the Company’s ability to borrow against its eligible assets on its line of credit.

Both the new bank term note and the new line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.

Promissory Note to Landlord.  The Company had an unsecured promissory note payable to the landlord of its Anaheim headquarters.  Under the terms of the note agreement, interest is payable quarterly and accrues at a rate of prime plus 2.0% (10.25% at June 30, 2007).  In October 2006, January 2007, April 2007 and July 2007, the Company made four required equal quarterly principal payments of $323,000.  As of July 1, 2007, all interest and principal under this note was paid in full.

Scheduled aggregate maturities of long-term debt principal as of June 30, 2007 were as follows:

Fiscal Year Ending March 31,
(In thousands)
2008	$1,299
2009	350
2010	9,850
11,499
Less: unamortized debt discount	(388)
$11,111

4.  Income Taxes

On April 1, 2007, the Company adopted FIN 48.  In connection with the adoption of FIN 48, the Company recognized an adjustment of approximately $224,000 to the beginning balance of retained earnings on its consolidated balance sheet.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had recorded approximately $39,000 of accrued interest and penalties related to uncertain tax positions.

At April 1, 2007, the Company’s fiscal 2004 through fiscal 2007 tax years remain open to examination by the Federal taxing authorities. The Company’s fiscal 2003 through fiscal 2007 tax years remain open to examination by the state taxing authorities.  However, the Company has consolidated and acquired NOLs beginning in fiscal 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

5.  Commitments and Contingencies

Litigation and Other Contingencies

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of the Company that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders. The plaintiff in this lawsuit sought monetary damages aggregating approximately $850,000 plus attorney fees and related costs.  On July 20, 2006, the Company entered into a settlement agreement in connection with this matter.  The dispute was settled in full for $688,000 payable as follows:  (i) the Company issued 88,912 shares of the Company’s common stock on August 18, 2006 valued at $213,000 based on the closing sales price of the Company’s common stock on the date of issuance; (ii) the Company made a cash payment of $125,000 on October 20, 2006; and (iii) the Company is obligated to pay $350,000 in cash in equal monthly installments of $9,700 over three years beginning in November 2006.  In connection with this settlement, the Company recorded a charge of $688,000, representing the fair value of the settlement, to other expense in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2006.

In August 2007, the Company received a complaint filed by American Signal Company against the Company and six other defendants, in the United States District Court, Middle District of Louisiana and which alleges negligence and other charges in connection with a contract to which the Company was a third party engineering service provider.  The Company is reviewing the complaint, however, does not believe that this matter will ultimately have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at June 30, 2007 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2008	$883
2009	1,398
2010	1,391
2011	1,348
2012	1,332
Thereafter	3,823
Total	$10,175

The Company subleases 10,000 square feet of space in its 94,000 square foot Anaheim, California facility at a monthly rate of $10,000 to MAXxess Systems, Inc. (“MAXxess”), a former subsidiary of the Company that was sold in September 2003 and is currently owned by an investor group that includes one of the Company’s directors.  Another member of the Company’s board of directors is the Chief Executive Officer of MAXxess.  At June 30, 2007, MAXxess owed the Company an aggregate of $229,000 related to this sublease and certain ancillary services provided by the Company to MAXxess.  The Company previously had written off amounts aggregating $183,000 of this balance due to MAXxess’ inability to pay these obligations.  During the three months ended June 30, 2007, the Company wrote off all incremental amounts charged to MAXxess, which aggregated $46,000.  The Company intends to pursue full payment of any and all amounts due from MAXxess under this sublease, which terminates in September 2007.

Inventory Purchase Commitments

At June 30, 2007, the Company had firm commitments to purchase inventory in the amount of $3.2 million during the next two fiscal quarters.

6.  Stock-Based Compensation

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, associates and consultants to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant.  Options expire ten years after the date of grant or 90 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date.  New shares are issued to satisfy stock option exercises under the Plan.  As of June 30, 2007, options to purchase 1.5 million shares of the Company’s common stock were outstanding under the Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 1), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder.  As of June 30, 2007, options to purchase 3.2 million shares of the Company’s common stock were outstanding under the 1998 Plan.  No further options may be granted under the 1998 Plan.

Certain options granted under the Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.  These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

As of June 30, 2007, the Company had 112,000 outstanding stock options that were originally granted outside of the Plans and that were assumed by the Plan in connection with the merger of the Company and the Iteris Subsidiary (Note 1).

A summary of activity in the Plans for the three months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2007	5,818	$1.60	3.4	$6,115
Granted	—	N/A	N/A
Exercised	(913)	$0.79	N/A
Forfeited	(17)	$3.16	N/A
Expired	(19)	$4.29	N/A
Options outstanding at June 30, 2007	4,869	$1.74	3.7	$4,396
Vested and expected to vest at June 30, 2007	4,794	$1.72	3.6	$4,389
Options exercisable at June 30, 2007	4,418	$1.66	3.2	$4,296
Options exercisable at June 30, 2007 pursuant to a change-in-control	4,869	$1.74	3.7	$4,396

At June 30, 2007, there were 35,000 shares of common stock available for grant under the Plan.

For the three month periods ended June 30, 2007 and 2006, the Company received $726,000 and $168,000, respectively, in cash from the exercise of stock options.  Total stock-based compensation expense for the three months ended June 30, 2007 and 2006, was $66,000 and $100,000, respectively.  No income tax benefit was realized from activity in the Plans during the three months ended June 30, 2007 and 2006.

At June 30, 2007, there was $778,000 of total unrecognized compensation expense related to unvested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatility is based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options.  The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The grant date fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2007	2006

Dividend yield	N/A	0.0%
Expected life — years	N/A	7.0
Risk-free interest rate	N/A	5.0%
Expected volatility of common stock	N/A	0.89

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	N/A	$1.77
Intrinsic value of options exercised	$1,417	$163
Total fair value of options vested during the period	$47	$384

7.  Business Segment Information

The Company currently operates in three reportable segments: Roadway Sensors, Automotive Sensors and Transportation Systems.  The Roadway Sensors segment includes the Company’s Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.  The Automotive Sensors segment includes AutoVue and is comprised of all activities related to lane departure warning systems for vehicle safety.  The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Prior to April 1, 2007, certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses were not allocated to the segments. Beginning on April 1, 2007, the Company increased the portion of its corporate expenses that it allocates to its segments such that substantially all corporate expenses are allocated. Interest, amortization of certain intangibles and certain corporate expenses are still not allocated to the segments. In addition, certain assets, including cash and cash equivalents, deferred income taxes and certain long-lived and intangible assets, are not allocated to the segments.  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes.  All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three months ended June 30, 2007 and 2006:

	Roadway Sensors	Automotive Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended June 30, 2007
Product revenue	$7,224	$2,584	$—	$9,808
Service and other revenue	—	436	5,513	5,949
Stock-based compensation	6	13	7	26
Depreciation and amortization	26	36	31	93
Segment income (loss)	1,105	50	544	1,699

Three Months Ended June 30, 2006
Product revenue	$6,516	$1,339	$—	$7,855
Service and other revenue	—	745	5,216	5,961
Stock-based compensation	19	13	36	68
Depreciation and amortization	19	34	28	81
Segment income (loss)	1,482	(653)	622	1,451

The following table reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Total income for reportable segments	$1,699	$1,451
Unallocated amounts:
Corporate expenses	(125)	(706)
Other income (expense), net	19	(690)
Interest expense, net	(363)	(386)
Income (loss) before income taxes	$1,230	$(331)

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

Overview

We are a leading provider of outdoor machine vision systems and sensors that help to optimize the flow of traffic and enhance driver safety. Using our proprietary software and ITS industry expertise, we provide video sensor systems, transportation management and traveler information systems and other engineering and consulting services to the ITS industry. We use our outdoor image recognition software expertise to develop proprietary algorithms for video sensor systems that improve vehicle safety and the flow of traffic. Using our knowledge of the ITS industry, we design and implement transportation management systems that help public agencies reduce traffic congestion and provide greater access to traveler information.

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

Our AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 90,000 production AutoVue units have been sold for car and truck platforms in the North American and European markets.  Our AutoVue LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner, International and FUSO, as well as Neoplan and MAN luxury bus and coach lines.  In North America our LDW systems are sold primarily to truck fleets, and to date, 45 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 25,000 vehicles.  In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold.  To date, royalty payments from Valeo have not been significant.  Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the incorporation of our LDW technology on three Infiniti platforms, the FX, M and Q, where the device is offered as part of Infiniti’s technology option package.  Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful.  We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system.  We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems.  We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.  These services and systems are primarily sold to local, state and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues.  The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding over the following six years.  We believe the recent expansion of our transportation management systems business was due in part to the passage of the Federal Highway Bill, combined with increased transportation funds available at state and local agencies throughout the country.

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

In addition to product and contract revenues, we derive revenue from technology access fees, the provision of specific non-recurring contract engineering services to our strategic partner, Valeo, related to our AutoVue LDW systems, and royalties earned on unit sales of our AutoVue LDW systems by Valeo to the passenger car market. Technology access fee revenues are recognized evenly over the period in which they are earned.  Non-recurring contract engineering revenues are recognized in the period in which the related services are performed.  Royalty revenues are recorded based on unit sales of our products by Valeo and are recognized in the period in which such sales occur.  Technology access fee revenues, contract engineering revenues and royalty revenues are included in net sales.

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

Income Taxes. We recorded a valuation allowance to reduce our deferred tax assets to amounts that we believe are more likely than not to be realized. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. On a quarterly basis, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.

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

Effective April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

Stock-Based Compensation.  Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period.  We elected to utilize the modified prospective method for the transition to SFAS 123R. Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption. In addition, under the modified prospective method, compensation expense is recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

We use the BSM option-pricing formula to estimate the fair value of stock-based awards granted subsequent to April 1, 2006.  Our assumptions under the BSM formula include the following:  expected volatilities are based on the historical volatility of our stock price, the expected life of options is derived based on the historical life of our options, and the risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.  Additionally, our calculation of stock compensation expense under SFAS 123R includes an estimate of forfeitures based on our historical forfeiture rate.  Future stock-based compensation expense in any particular quarter or year could be affected by changes in our assumptions or changes in market conditions.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended June 30,
	2007	2006
Net sales and contract revenues:
Net sales	65.0%	62.2%
Contract revenues	35.0	37.8
Total net sales and contract revenues	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	32.9	34.4
Cost of contract revenues	22.1	24.2
Gross profit	45.0	41.4
Operating expenses:
Selling, general and administrative	28.3	29.0
Research and development	6.3	7.3
Deferred compensation plan	0.2	(0.5)
Amortization of intangible assets	0.2	0.2
Total operating expenses	35.0	36.0
Operating income	10.0	5.4
Non-operating income (expense):
Other income (expense), net	0.1	(5.0)
Interest expense, net	(2.3)	(2.8)
Income (loss) before income taxes	7.8	(2.4)
Income tax benefit (provision)	(0.8)	4.4
Net income	7.0%	2.0%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage video detection systems; and Automotive Sensor sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a relatively diverse customer base with our largest customer constituting 7.3% of total net sales and contract revenues in the three months ended June 30, 2007.

Total net sales and contract revenues increased 14.0% to $15.8 million for the three months ended June 30, 2007, compared to $13.8 million in the corresponding period of the prior fiscal year.  This increase was primarily driven by increased net sales in both the Roadway Sensors and Automotive Sensors segments, as well as increased contract revenues in the Transportation Systems segment, as discussed below.

Net sales increased 19.1% to $10.2 million for the three months ended June 30, 2007, compared to $8.6 million in the corresponding period of the prior fiscal year.

Roadway Sensors net sales increased 10.9% to $7.2 million for the three months ended June 30, 2007, versus $6.5 million in the corresponding period of the prior fiscal year.  This increase primarily reflects the continued adoption, primarily in North America, of video vehicle detection technology such as the technology offered by our Vantage line of products.  Additionally, we believe that the current increased rate of adoption has to some extent been due to increased government spending on traffic initiatives, which we believe has been at least partially made possible by the passage of the Federal Highway Bill in August 2005, as well as expanded sales and marketing efforts in North America.

Automotive Sensors net sales increased 44.9% to $3.0 million for the three months ended June 30, 2007, versus $2.1 million in the corresponding period of the prior fiscal year.  This increase was primarily a result of increased unit sales of our LDW systems to European and Asian OEMs and North American heavy truck fleet customers.  Sales of LDW systems to the heavy truck market increased by $1.2 million, or 93.0%, over the prior year period.  Also included in Automotive Sensors net sales are revenues from contract engineering services, technology access fees and royalty revenues in the passenger car market that are derived from our partnership with Valeo, which aggregated $436,000 and $745,000 for the three months ended June 30, 2007 and 2006, respectively.

We expect sales of LDW units to the heavy truck market to continue to increase, when compared to the prior year period, for at least the remainder of Fiscal 2008; and we expect revenues from our strategic partnership with Valeo to decrease slightly as compared to the prior year largely because we will not receive any technology access fee revenues in Fiscal 2008.  Technology access fee revenues totaled $125,000 for the three months ended June 30, 2006 and $500,000 in Fiscal 2007.  Royalty revenues from Valeo for sales of our LDW systems for the passenger car market remained relatively insignificant in the current quarter.  Our LDW systems are now offered as an option on three Infiniti models.  While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 5.7% to $5.5 million for the three months ended June 30, 2007, compared to $5.2 million in the corresponding period of the prior fiscal year.  This increase was largely due to increased funding at the federal, state and local levels throughout the country, as well as new contract awards.  In response to this growth in funding, we have increased our Transportation Systems staff by 4% in the three months ended June 30, 2007, and we expect to continue to increase our Transportation Systems staff over the remainder of Fiscal 2008.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Gross Profit.  Total gross profit increased 24.0% to $7.1 million for the three months ended June 30, 2007, as compared to $5.7 million in the corresponding period of the prior fiscal year.  Total gross profit as a percent of net sales and contract revenues increased to 45.0% for the three months ended June 30, 2007, as compared to 41.4% in the corresponding period of the prior fiscal year.

Gross profit as a percent of net sales was 49.5% for the three months ended June 30, 2007, compared to 44.7% in the corresponding period of the prior fiscal year.  This increase in gross profit was primarily a result of increased gross profits in both the Roadway Sensors and Automotive Sensors segments.  In Roadway Sensors, the increase was largely due to production efficiencies and a shift of engineering resources from manufacturing and support projects to research and development activities. Additionally, Roadway Sensors margins were positively impacted by our sales mix in terms of both geography and product mix. The increase in Automotive Sensor margins was primarily a result of higher sales volumes that created better coverage of our fixed manufacturing overhead costs.  Furthermore, our Automotive Sensros customer base has expanded, which has mitigated the gross margin impact of contractual pricing to our largest European customer. Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has fluctuated over the last nine quarters from a high of 50.2% in the first quarter of Fiscal 2006 to a low of 43.2% reported in the second quarter of Fiscal 2007, mainly as a result of customer mix.

Gross profit as a percent of contract revenues was 36.7% for the three months ended June 30, 2007, compared to 36.0% in the corresponding period of the prior fiscal year.  We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period.  The increase in gross profit as a percent of contract revenues in the most recent quarter reflects a contract mix weighted more toward higher margin contracts in the period.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 11.4% to $4.5 million (or 28.3% of total net sales and contract revenues) in the three months ended June 30, 2007, compared to $4.0 million (or 29.0% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  This increase was largely attributable to higher commissions and selling expenses driven by sales growth in our Roadway Sensors segment.  In the coming quarters, we anticipate increased selling, general and administrative expenses related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act, with which we must begin to comply in Fiscal 2008.

Research and Development Expense.  Research and development expense was flat year-over year at $1.0 million  (or 6.3% and 7.3% of total net sales and contract revenues for the three months ended June 30, 2007 and 2006, respectively).  We believe research and development activities are crucial to our ability to continue to be a leader in our markets and expect this level of research and development expenditure to continue for the remainder of Fiscal 2008.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Deferred Compensation Plan Expense.  During the three months ended June 30, 2007, we incurred a non-cash charge of $31,000 related to the change in value of 310,510 shares of our common stock held in trust by our deferred compensation savings plan.  This compares to a non-cash benefit of $66,000 recorded in the three month period ended June 30, 2006.  In May 2007, our former Chief Executive Officer, who departed in March 2007, elected to receive a distribution of approximately fifty percent of his deferred compensation plan balance, representing 143,333 shares of our common stock and $10,000 in cash, all of which was paid out prior to June 30, 2007, and his remaining deferred compensation plan balance of 143,333 shares of our common stock and $5,000 in cash on the one year anniversary of this election.  As a result of this election, at June 30, 2007, the trust held 167,177 shares of our common stock and $5,000 of cash.  We expect to continue to experience non-cash expense or benefit in future periods as the value of the assets held in our deferred compensation savings plan fluctuates.

Other Income (Expense), Net.  Other income (expense), net includes the following:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Settlement of lawsuit	$—	$(688)
Other	19	(2)
Other income (expense), net	$19	$(690)

Other income (expense), net for the three months ended June 30, 2006 primarily reflects $688,000 of expense recorded in connection with the settlement of litigation in July 2006 related to one of our former subsidiaries.  See Note 5 to the accompanying condensed consolidated financial statements for a description of the terms of the settlement and the additional amounts still payable in connection with the settlement.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Interest expense	$(276)	$(300)
Amortization of debt discount	(52)	(52)
Amortization of deferred finance costs	(35)	(34)
Interest expense, net	$(363)	$(386)

Interest expense decreased for the three months ended June 30, 2007, compared to the corresponding period in the prior fiscal year primarily as a result of a lower level of borrowings on our line of credit in the current year.

Income Taxes.  During the three months ended June 30, 2007, we recognized income tax expense of $134,000 as compared to an income tax benefit of $610,000 in the three months ended June 30, 2006.  The tax expense recorded in the three months ended June 30, 2007 was primarily based on anticipated taxes to be paid in the current year, as well as a slight increase in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  Total deferred tax assets on our consolidated balance sheet decreased from $3.0 million at March 31, 2007 to $2.9 million at June 30, 2007.  In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated.  We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

As discussed in Notes 1 and 4 of the accompanying condensed consolidated financial statements, we adopted FIN 48 on April 1, 2007.  In connection with our adoption of FIN 48, we recognized an adjustment of approximately $224,000 to the beginning balance of retained earnings on our consolidated balance sheet.  Additionally, there was no significant change in our income tax expense for the three months ended June 30, 2007 as a result of our implementation of FIN 48.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations.  At June 30, 2007, we had $8.5 million in working capital, which included borrowings of $4.4 million on our revolving line of credit and $2.2 million in cash and cash equivalents. This compares to working capital of $7.0 million at March 31, 2007, which included borrowings of $4.0 million on our revolving line of credit and $35,000 in cash and cash equivalents.

Our operating activities provided $1.9 million in cash during the three months ended June 30, 2007, primarily as a result of net income generated during the period as well as, to a lesser extent, the timing of cash flows from operating assets and liabilities.  During the three months ended June 30, 2006, our operations used $599,000 of cash, primarily as a result of increases in prepayments, accounts payable and accrued expenses due to the timing of payments.

Our investing activities for the three months ended June 30, 2007 and 2006, consisted entirely of purchases of property and equipment, which aggregated $137,000 and $142,000, respectively.

Cash provided by financing activities was $453,000 in the three months ended June 30, 2007, which was largely the result of $726,000 in proceeds from the exercise of outstanding stock options to purchase our common stock, partially offset by net payments on borrowings of $273,000.  During the three months ended June 30, 2006, financing activities provided $835,000 of cash, which was comprised of net borrowings of $667,000 and cash inflows of $168,000 from the exercise of outstanding stock options to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At June 30, 2007
(In thousands)
Convertible debentures, net	$9,462
Line of credit	4,437
Bank term note	1,258
Promissory note to landlord	323
Other	68
$15,548

In October 2006, we replaced our former credit facility and entered into a new two-year credit facility with a different bank.  The facility provides for combined line of credit and bank term note borrowings of up to $8.0 million.  Under the new credit facility, we may borrow against our eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25%.  Additionally, we are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The new credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. Additionally, we paid a commitment fee of $40,000 in October 2006 and are obligated to pay an additional $40,000 on the one year anniversary of the facility. The new credit facility is secured by substantially all of the assets of the Company.  At June 30, 2007, we had $8.0 million available under our credit facility, of which $2.3 million was unused.

We believe that the cash generated from our operations, together with funds available under our credit agreement, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt financings or the sale of equity securities.

Contractual Obligations

Our contractual obligations are as follows at June 30, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Lines of credit	$4,437	$—	$—	$—	$—	$—	$4,437
Notes payable	1,299	350	—	—	—	—	1,649
Convertible debentures	—	—	9,850	—	—	—	9,850
Operating leases	883	1,398	1,391	1,348	1,332	3,823	10,175
Total	$6,619	$1,748	$11,241	$1,348	$1,332	$3,823	$26,111

At June 30, 2007, we had firm commitments to purchase inventory in the amount of $3.2 million during our next two fiscal quarters.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. At June 30, 2007, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At June 30, 2007, outstanding warrants to purchase an aggregate of 62,500 shares of our common stock at an exercise price of $1.95 per share and outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application of the statement is encouraged. Generally, this statement will be applied prospectively.  We are currently evaluating the impact of SFAS 157 and expect to adopt SFAS 157 in the first quarter of our fiscal year ending March 31, 2009.

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

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit, bank term note and a promissory note to our landlord. Our line of credit, bank term note and promissory note to our landlord bear interest based on the prevailing prime rate (8.25% at June 30, 2007).  We do not believe that a 10% increase in the interest rate on our line of credit, bank term note and promissory note to our landlord (from 9.50% to 10.45% on the line of credit, from 9.50% to 10.45% on the bank term note and from 10.25% to 11.28% on the promissory note to our landlord) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

Changes in Internal Controls

During the fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All. We have generated significant net losses and operating losses in recent periods, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $590,000 in the year ended March 31, 2005 to negative cash flows from operations of $2.0 million in the year ended March 31, 2007.  Additionally, we failed to meet certain debt covenants under our prior credit agreement in two of our last seven fiscal quarters, but replaced that credit facility in October 2006.  Furthermore, we have $9.9 million in subordinated convertible debentures that are due in full in May 2009.  Should the holders of the convertible debentures not elect to convert the principal into shares of our common stock, we may need to raise additional capital to refinance this debt.

At June 30, 2007, we had $2.2 million of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

We Have Historically Experienced Substantial Losses And May Experience Losses In The Future. Although we have achieved net income in recent periods, we experienced a net loss of $11.3 million in the year ended March 31, 2005.  We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We Plan to Relocate Our Corporate Headquarters in September 2007, Which Could Result in Significant Business Disruptions.  The lease for our current headquarters in Anaheim, California terminates in September 2007.  In May 2007, we entered into an agreement to lease space in Santa Ana, California beginning in September 2007.   We expect to relocate our headquarters to this location by the end of September 2007.  Should any portion of this relocation effort not proceed as expected and in the timeframe planned, we could experience a disruption in our operations, which could ultimately adversely affect our financial results.

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected. Along with our independent registered public accounting firm, we will be evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year beginning in our fiscal year ending March 31, 2008 and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting beginning in our fiscal year ending March 31, 2009. We may not be able to complete our Section 404 compliance on a timely basis, and even if we timely complete our compliance requirements, our independent auditors may still conclude that our internal controls over financial reporting are not effective.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

New Environmental Regulations May Result In A Decline In Our AutoVue Sales and Royalties.  Recent environmental regulations in Europe became effective in 2006, which required more stringent emissions compliance in new trucks manufactured in Europe after 2006.  These regulations caused the cost of certain trucks to increase significantly and could cause a decline in new truck sales in Europe in the near future.  Similar regulations have been announced in North America that will impact diesel engines built after January 2007.  North America heavy truck sales through the first half of 2007 have declined significantly versus the prior year, which we believe was primarily a result of large 2006 prebuys of heavy trucks made in anticipation of the new North America emission standards.  We may experience a decline in our LDW sales to truck OEMs related to these stricter regulations.

We May Experience Production Gaps Which Could Materially And Adversely Impact Our Sales And Financial Results And The Ultimate Acceptance Of Our Products.  It is possible that we could experience unforeseen quality control issues or part shortages as we increase production to meet current demand for our products.  We have historically used single suppliers for certain of our components in our AutoVue and Vantage products. Should any such delay or disruption occur, our future sales will likely be materially and adversely affected.  Additionally, we rely heavily on select contract manufacturers to produce many of our products.  Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements.

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

We May Be Unable To Attract And Retain Key Personnel, Which Could Seriously Harm Our Business. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of Abbas Mohaddes, our Chief Executive Officer, or any of the other executive officers or key members of management could adversely affect our business, financial condition or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. In particular, the future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers and planners. Competition for qualified employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

Certain of the components used in our Vantage and AutoVue products may need to be re-engineered in the next 12 to 36 months as the industry is moving towards a standard of using lead-free components. We cannot assure you as to the timing of the adoption of this new standard or our ability to successfully redesign our products to incorporate compliant components and gain market acceptance of such redesigned products. In addition, if the standard is adopted earlier than anticipated we may experience a shortage of Vantage and AutoVue products as a result of potential scarcity of lead-free components.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In Fiscal 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which Iteris was the sole supplier. In addition, one of the other developers of LDW systems was acquired by a larger company during Fiscal 2007. While this developer has not been a material competitor to date, we may experience more competition from this provider as a result of its greater access to resources from its acquirer, and additional competitors may enter this market in the future.  Furthermore, awareness of LDW technology is increasing and other market players are attempting to develop competing technologies, which may contain improvements or added features beyond those offered by our LDW systems.  Should such efforts be successful, this could erode our ability to successfully market and sell our LDW systems.

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

We Could Experience Negative Financial Impacts Arising From Developments In Contingencies Created Under Our Previous Structure Or By Former Subsidiaries. Although we divested ourselves of all business units prior to October 2004, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, in July 2006 we entered into a settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we issued 88,912 shares of our common stock to this supplier (valued at $213,000 as of the date of issuance), paid this supplier $125,000 on October 20, 2006 and are required to pay an additional $350,000 in 36 equal monthly installments of $9,700 beginning in November 2006.  Although we are not aware of any other material contingencies, it is possible that other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of June 30, 2007, our officers and directors beneficially owned approximately 11% of the outstanding shares of our common stock (and approximately 17% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2007). As a result of their stock ownership, our management will be able to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004

10.1	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Filed herewith

10.2	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Filed herewith

10.3	Termination Agreement, dated May 30, 2007, by and among Transportation Planning Group, Inc., Abbas Mohaddes and Iteris, Inc.	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2007	ITERIS, INC.
(Registrant)

	By	/s/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)