Form 10-Q
period 2007-09-30
ITERIS, INC.
filed 2007-11-13
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number:  001-08762

ITERIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2588496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Carnegie Avenue, Suite 100
Santa Ana, California	92705
(Address of principal executive office)	(Zip Code)

(949) 270-9400

(Registrant’s telephone number, including area code)

1515 S. Manchester Ave., Anaheim, CA  92802 (Former address)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐ No ☒

As of November 7, 2007, the registrant had 33,005,398 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2007

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc. and its former subsidiary, Meyer, Mohaddes Associates, Inc., which was dissolved effective April 2006.

AutoVue®, Iteris®, Vantage® and eAccess™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2007	March 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55	$35
Trade accounts receivable, net of allowance for doubtful accounts of $758 and $664 at September 30, 2007 and March 31, 2007, respectively	13,193	11,493
Costs and estimated earnings in excess of billings on uncompleted contracts	5,344	3,689
Inventories, net of reserve for inventory obsolescence of $842 and $844 at September 30, 2007 and March 31, 2007, respectively	4,846	6,379
Deferred income taxes	582	494
Prepaid expenses and other current assets	509	385
Total current assets	24,529	22,475
Property and equipment, net	3,486	1,712
Deferred income taxes	2,612	2,533
Intangible assets, net	331	404
Goodwill	27,774	27,774
Other assets	411	352
Total assets	$59,143	$55,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,533	$3,542
Accrued payroll and related expenses	3,284	3,527
Accrued liabilities	2,262	1,618
Billings in excess of costs and estimated earnings on uncompleted contracts	1,121	847
Revolving line of credit	2,521	4,015
Current portion of long-term debt	986	1,947
Total current liabilities	13,707	15,496
Deferred rent	1,842	—
Deferred compensation plan liability	379	730
Other non-current liabilities	119	163
Long-term debt	9,528	9,760
Total liabilities	25,575	26,149
Commitments and contingencies
Redeemable common stock, none issued and outstanding at September 30, 2007 and 1,219 shares issued and outstanding at March 31, 2007	—	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at September 30, 2007 and March 31, 2007	—	—
Common stock, $0.10 par value, 70,000 and 50,000 shares authorized, 32,945 and 30,601 shares issued or issuable and outstanding, at September 30, 2007 and March 31, 2007, respectively	3,315	3,060
Additional paid-in capital	134,822	130,425
Common stock held in trust, 167 and 311 shares at September 30, 2007 and March 31, 2007, respectively	(202)	(374)
Notes receivable from employees	—	(5)
Accumulated deficit	(104,396)	(107,438)
Accumulated other comprehensive income	29	19
Total stockholders’ equity	33,568	25,687
Total liabilities and stockholders’ equity	$59,143	$55,250

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales and contract revenues:
Net sales	$10,795	$9,323	$21,039	$17,923
Contract revenues	6,181	5,143	11,694	10,359
Total net sales and contract revenues	16,976	14,466	32,733	28,282

Costs of net sales and contract revenues:
Cost of net sales(a)	5,496	5,296	10,671	10,054
Cost of contract revenues(a)	4,218	3,213	7,706	6,552
Gross profit	7,262	5,957	14,356	11,676
Operating expenses:
Selling, general and administrative(a)	4,321	3,985	8,779	7,986
Research and development(a)	627	771	1,621	1,774
Deferred compensation plan	(22)	34	9	(32)
Amortization of intangible assets	36	37	73	73
Total operating expenses	4,962	4,827	10,482	9,801
Operating income	2,300	1,130	3,874	1,875
Non-operating income (expense):
Other income (expense), net	25	45	44	(645)
Interest expense, net	(369)	(424)	(732)	(810)
Income before income taxes	1,956	751	3,186	420
Income tax benefit (provision)	214	(19)	80	591
Net income	$2,170	$732	$3,266	$1,011

Earnings per share:
Basic	$0.07	$0.03	$0.10	$0.04
Diluted	$0.06	$0.02	$0.09	$0.03
Weighted average shares outstanding:
Basic	32,702	28,882	32,396	28,637
Diluted	34,518	33,020	34,383	32,694

(a) Includes stock-based compensation expense as follows:
Cost of net sales	$1	$4	$2	$9
Cost of contract revenues	3	19	6	48
Selling, general and administrative expense	54	5	113	59
Research and development expense	1	46	4	58
Total	$59	$74	$125	$174

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$3,266	$1,011
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	(167)	(628)
Depreciation and amortization of property and equipment	291	278
Stock-based compensation expense	125	174
Amortization of deferred gain on sale—leaseback transaction	(165)	(142)
Amortization of debt discount	104	104
Amortization of intangible assets	73	73
Amortization of deferred financing costs	69	69
Issuance of warrants for services	—	21
Changes in operating assets and liabilities:
Accounts receivable	(1,700)	(1,036)
Net costs and estimated earnings in excess of billings	(1,381)	(388)
Inventories	1,533	(1,978)
Prepaid expenses and other assets	(252)	(158)
Accounts payable and accrued liabilities	225	2,735
Net cash provided by operating activities	2,021	135

Cash flows from investing activities
Purchases of property and equipment	(293)	(240)

Cash flows from financing activities
Net payments on line of credit	(1,494)	(2,085)
Payments on long-term debt	(1,297)	(666)
Change in checks drawn in excess of available bank balances	143	81
Proceeds from stock option and warrant exercises	940	2,663
Net cash used in financing activities	(1,708)	(7)
Increase (decrease) in cash	20	(112)
Cash at beginning of period	35	131
Cash at end of period	$55	$19

Supplemental cash flow information:
Cash paid during the period:
Interest	$590	$637
Income taxes	48	—

Supplemental schedule of non-cash investing and financing activities:
Conversion of redeemable common stock to common stock	$3,414	$—
Lease incentives in connection with new headquarters lease	1,772	—
Fair value of common stock issued in settlement of liabilities	350	213
Write-off of notes receivable from employees	(5)	—

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. is a leader in the traffic management market and focuses on the development and application of advanced technologies that reduce traffic congestion, minimize the environmental impact of traffic congestion and improve the safety of surface transportation systems. By combining outdoor image processing, traffic engineering and information technology, the Company offers a broad range of Intelligent Transportation Systems and driver safety solutions to customers worldwide. The Company was originally incorporated in Delaware in 1987. On October 22, 2004, the Company completed a merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed its corporate name from Iteris Holdings, Inc. to Iteris, Inc.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2007, the consolidated results of operations for the three and six months ended September 30, 2007 and 2006, and the consolidated cash flows for the six months ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, which was filed with the SEC on June 21, 2007.

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

Research and Development Expenditures

Research and development expenditures are charged to expense in the period in which they are incurred.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the period during which products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from net sales and contract revenues) in the unaudited condensed consolidated statements of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application of the statement is encouraged. Generally, this statement will be applied prospectively. The Company is currently evaluating the impact of SFAS 157 and expects to adopt SFAS 157 in the first quarter of its fiscal year ending March 31, 2009.

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

2. Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	September 30, 2007	March 31, 2007
	(In thousands)
Materials and supplies	$3,838	$4,705
Work in process	195	366
Finished goods	813	1,308
	$4,846	$6,379

Intangible Assets

	September 30, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(331)	$495	$(280)
Patents	317	(150)	317	(128)
Total	$812	$(481)	$812	$(408)

Amortization expense for intangible assets subject to amortization was $36,000 and $73,000 for the three and six months ended September 30, 2007, respectively, and $37,000 and $73,000 for the three and six months ended September 30, 2006, respectively. Future estimated amortization expense for the remainder of the current fiscal year and the next four fiscal years is as follows:

Fiscal Year Ending March 31:
(In thousands)
2008	$74
2009	147
2010	58
2011	46
2012	6
$331

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$569	$590	$520	$519
Additions charged to cost of sales	45	155	144	290
Warranty claims	(125)	(66)	(175)	(130)
Balance at end of period	$489	$679	$489	$679

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$2,170	$732	$3,266	$1,011

Denominator:
Weighted average common shares used in basic computation	32,702	28,882	32,396	28,637
Dilutive stock options	1,798	3,550	1,963	3,484
Dilutive warrants	18	588	24	573
Weighted average common shares used in dilutive computation	34,518	33,020	34,383	32,694

Earnings per share:
Basic	$0.07	$0.03	$0.10	$0.04
Diluted	$0.06	$0.02	$0.09	$0.03

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Stock options	632	568	650	547
Warrants	1,190	1,200	1,190	1,290
Convertible debentures	2,729	2,729	2,729	2,729

3. Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2006, the Company entered into a two-year credit facility with a bank. At September 30, 2007, the facility provided for combined line of credit and bank term note borrowings of up to $8.0 million. Under the credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement. Line of credit interest on borrowed amounts is payable monthly at the current stated prime rate plus 1.25% (9.00% at September 30, 2007). Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility is secured by substantially all of the assets of the Company.

In October 2007, the Company and its bank amended the credit facility to allow for borrowings on the line of credit of up to $10.0 million, adjust the interest rate on the line of credit to the current stated prime rate plus 1.00%, and fix the annual interest rate on the bank term note at 8.75%. The Company paid a commitment fee of $50,000 in connection with amending the credit facility.

On September 30, 2007, the available credit under the credit facility was $8.0 million, of which $4.5 million was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2007	March 31, 2007
	(In thousands)

Convertible debentures, net	$9,514	$9,410
Bank term note	944	1,573
Promissory note to landlord	—	646
Other	56	78
	10,514	11,707
Less current portion	(986)	(1,947)
	$9,528	$9,760

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount. As of September 30, 2007, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at September 30, 2007.

Bank Term Note. In October 2004, the Company entered into a $5.0 million term note payable with a bank. The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000. In October 2006, the term note was assumed by the Company’s new bank as part of the Company’s $8.0 million credit facility. The new term note is also due on May 27, 2008 and provides for monthly principal payments of approximately $104,000. At September 30, 2007, interest accrued under the new term note at the current stated prime rate plus 1.25% (9.00% at September 30, 2007); however, in October 2007, the interest rate became fixed at 8.75%.

Both the bank term note and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.

Promissory Note to Landlord. The Company had an unsecured promissory note payable to the landlord of its previous headquarters. Under the terms of the note agreement, interest was payable quarterly and accrued at a rate of prime plus 2.0%. In October 2006, January 2007, April 2007 and July 2007, the Company made four required equal quarterly principal payments of $323,000. As of September 30, 2007, all interest and principal under this note was paid in full.

Scheduled aggregate maturities of long-term debt principal as of September 30, 2007 were as follows:

Fiscal Year Ending March 31,
(In thousands)
2008	$651
2009	349
2010	9,850
10,850
Less: unamortized debt discount	(336)
$10,514

4. Income Taxes

On April 1, 2007, the Company adopted FIN 48. In connection with the adoption of FIN 48, the Company recognized an adjustment of approximately $224,000 to the beginning balance of retained earnings on its condensed consolidated balance sheet. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had recorded approximately $45,000 of accrued interest and penalties related to uncertain tax positions.

At April 1, 2007, the Company’s fiscal 2004 through fiscal 2007 tax years remained open to examination by the Federal taxing authorities. The Company’s fiscal 2003 through fiscal 2007 tax years remained open to examination by the state taxing authorities. However, the Company has consolidated and acquired net operating losses (“NOLs”) beginning in fiscal 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

5. Commitments and Contingencies

Litigation and Other Contingencies

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of the Company that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against the Company alleging various breaches of written contract claims arising out of alleged purchase orders. The plaintiff in this lawsuit sought monetary damages aggregating approximately $850,000 plus attorney fees and related costs. On July 20, 2006, the Company entered into a settlement agreement in connection with this matter. The dispute was settled in full for $688,000 payable as follows:  (i) the Company issued 88,912 shares of the Company’s common stock on August 18, 2006 valued at $213,000 based on the closing sales price of the Company’s common stock on the date of issuance; (ii) the Company made a cash payment of $125,000 on October 20, 2006; and (iii) the Company is obligated to pay $350,000 in cash in equal monthly installments of $9,700 over three years beginning in November 2006. In connection with this settlement, the Company recorded a charge of $635,000, representing the fair value of the settlement, to other expense in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2006.

In August 2007, the Company received a complaint filed by American Signal Company against the Company and six other defendants in the United States District Court, Middle District of Louisiana, which alleges negligence and other charges in connection with a contract to which the Company was a third party engineering service provider. The Company is reviewing the complaint but does not believe that this matter will ultimately have a material adverse effect on its consolidated results of operations, financial position or cash flows.

From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company currently is not a party to any such legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

Operating Lease Commitments

In May 2007, the Company entered into an agreement to lease 52,000 square feet of space in Santa Ana, California for a term of 88 months. In September 2007, the Company relocated its headquarters and principal operations into this space. The monthly lease rate is $102,000 during the first year of the lease and increases each year thereafter, up to a maximum of $120,000 during the last year of the lease. The lease may be extended for a period of five years, at the option of the Company, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement date of the extension period. Additionally, the lease agreement provides for $1.8 million in incentives in the form of tenant improvement allowances, which the Company recorded as deferred rent in its condensed consolidated balance sheet at September 30, 2007. This amount will reduce future rent expense over the term of the lease. An equal amount was capitalized as property and equipment in the condensed consolidated balance sheet at September 30, 2007, and will be depreciated over the estimated useful life of the related leasehold improvements.

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at September 30, 2007 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2008	$465
2009	1,483
2010	1,391
2011	1,348
2012	1,332
Thereafter	3,823
Total	$9,842

The Company previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), a former subsidiary of the Company that was sold by the Company in September 2003 and is currently owned by an investor group that includes two of the Company’s directors, one of which is the Chief Executive Officer of MAXxess. At September 30, 2007, MAXxess owed the Company an aggregate of $274,000 related to this sublease and certain related ancillary services that were provided by the Company to MAXxess. The Company previously had reserved for amounts aggregating $183,000 of this balance due to MAXxess’ inability to pay these obligations. During the three and six months ended September 30, 2007, the Company reserved for all incremental amounts charged to MAXxess, which aggregated $45,000 and $91,000, respectively. The Company intends to pursue full payment of any and all amounts due from MAXxess under this sublease, which terminated in September 2007.

Inventory Purchase Commitments

At September 30, 2007, the Company had firm commitments to purchase inventory in the amount of $2.8 million during the next two fiscal quarters.

6. Common Stock Warrants

On September 27, 2006, the Company issued warrants to purchase an aggregate 246,250 shares of common stock at an exercise price of $3.25 with a five year life to an existing stockholder in exchange for the early exercise of warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $1.61 per share. The new warrants are immediately exercisable and are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price greater than or equal to two times the exercise price of the warrants. The fair value of the new warrants was $320,000 calculated using the Black-Scholes-Merton (“BSM”) option-pricing formula. The warrants were considered a cost of raising capital and were recorded in equity.

In connection with the issuance of the new warrants, the Company is party to a registration rights agreement that contains provisions under which the Company could be subjected to liquidated damages should it fail to maintain effective registration statements for the underlying shares of common stock. These warrants have been accounted for within equity in the condensed consolidated balance sheet in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith. As of September 30, 2007, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

7. Redeemable Common Stock

In connection with the merger of the Iteris Subsidiary into the Company (Note 1), on May 28, 2004, the Company acquired 547,893 shares of common stock of the Iteris Subsidiary in exchange for the issuance of 1,219,445 shares of the Company’s common stock which was valued at $3.4 million at the date of issuance. Beginning on May 28, 2007, the holder of these shares had the right to require the Company to repurchase up to 100% of the shares at a purchase price of $1.438 per share. All such rights to require the repurchase of these shares expired on September 28, 2007. Because these rights were outside of the control of the Company, the Company previously had classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on its condensed consolidated balance sheet. Upon the expiration of these rights, the Company reclassified $122,000 to common stock and $3.3 million to additional paid-in capital on its condensed consolidated balance sheet at September 30, 2007.

8. Stock-Based Compensation

On September 21, 2007, the Company’s shareholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of the Company’s unissued common stock may be granted to employees, officers, consultants and directors to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards based on the value of the Company’s common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of September 30, 2007, options to purchase an aggregate of 30,000 shares of common stock were outstanding under the 2007 Plan.

The Company’s 1997 Stock Incentive Plan (the “1997 Plan”) expired in September 2007; however, all stock options outstanding under the 1997 Plan will remain outstanding pursuant to the terms of such stock options. As of September 30, 2007, options to purchase 1.5 million shares of the Company’s common stock were outstanding under the 1997 Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 1), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder. As of September 30, 2007, options to purchase 3.2 million shares of the Company’s common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances. These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the six months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2007	5,818	$1.60	3.4	$6,115
Granted	30	$2.21	N/A
Exercised	(1,049)	$0.78	N/A
Forfeited	(23)	$3.02	N/A
Expired	(34)	$3.24	N/A
Options outstanding at September 30, 2007	4,742	$1.77	3.6	$4,542
Vested and expected to vest at September 30, 2007	4,679	$1.76	3.5	$4,538
Options exercisable at September 30, 2007	4,379	$1.70	3.1	$4,523
Options exercisable at September 30, 2007 pursuant to a change-in-control	4,742	$1.77	3.6	$4,542

At September 30, 2007, there were 820,000 shares of common stock available for grant under the 2007 Plan.

For the six month periods ended September 30, 2007 and 2006, the Company received $818,000 and $224,000, respectively, in cash from the exercise of stock options. Total stock-based compensation expense was $59,000 and $125,000 for the three and six months ended September 30, 2007, respectively, and $74,000 and $174,000 for the three and six months ended September 30, 2006, respectively. No income tax benefit was realized from activity in the Plans during the six months ended September 30, 2007 and 2006.

At September 30, 2007, there was $686,000 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Dividend yield	0.0	0.0	0.0	0.0
Expected life — years	7.0	7.0	7.0	7.0
Risk-free interest rate	4.3%	4.7%	4.3%	4.8%
Expected volatility of common stock	0.86	0.89	0.86	0.89

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	$1.72	$2.01	$1.72	$1.86
Intrinsic value of options exercised	$230	$63	$1,647	$225
Total fair value of options vested during the period	$130	$134	$176	$517

9. Business Segment Information

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

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and six months ended September 30, 2007 and 2006:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended September 30, 2007
Product revenue	$7,617	$2,765	$—	$10,382
Service and other revenue	—	413	6,181	6,594
Stock-based compensation	4	11	6	21
Depreciation and amortization	27	30	35	92
Segment income	1,691	222	433	2,346

Three Months Ended September 30, 2006
Product revenue	$6,961	$1,658	$—	$8,619
Service and other revenue	—	704	5,143	5,847
Stock-based compensation	9	14	23	46
Depreciation and amortization	20	34	34	88
Segment income (loss)	1,592	(541)	684	1,735

Six Months Ended September 30, 2007
Product revenue	$14,841	$5,349	$—	$20,190
Service and other revenue	—	849	11,694	12,543
Stock-based compensation	10	24	13	47
Depreciation and amortization	53	66	66	185
Segment income	2,796	272	977	4,045

Six Months Ended September 30, 2006
Product revenue	$13,477	$2,996	$—	$16,473
Service and other revenue	—	1,450	10,359	11,809
Stock-based compensation	28	27	59	114
Depreciation and amortization	39	68	62	169
Segment income (loss)	3,074	(1,188)	1,306	3,192

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Total income for reportable segments	$2,346	$1,735	$4,045	$3,192
Unallocated amounts:
Corporate expenses	(46)	(605)	(171)	(1,317)
Other income (expense), net	25	45	44	(645)
Interest expense, net	(369)	(424)	(732)	(810)
Income before income taxes	$1,956	$751	$3,186	$420

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

Overview

We are a leader in the traffic management market that focuses on the development and application of advanced technologies that reduce traffic congestion, minimize the environmental impact of traffic congestion and improve the safety of surface transportation systems. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems and driver safety solutions to customers worldwide.

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment is comprised of all activities related to our AutoVue Lane Departure Warning (“LDW”) systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry.

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

Our AutoVue LDW systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. Approximately 90,000 production AutoVue units have been sold for car and truck platforms in the North American and European markets. Our AutoVue LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America our LDW systems are sold primarily to truck fleets, and to date, 51 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 28,000 vehicles. In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold. To date, royalty payments from Valeo have not been significant. Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the incorporation of our LDW technology on four Infiniti platforms, the FX, M, Q and EX, where the device is offered as part of various option packages. Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

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

Effective April 1, 2007, we adopted FIN 48, which applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

Stock-Based Compensation. Effective April 1, 2006, we adopted SFAS 123R, which requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period. We elected to utilize the modified prospective method for the transition to SFAS 123R. Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption. In addition, under the modified prospective method, compensation expense is recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales and contract revenues:
Net sales	63.6%	64.4%	64.3%	63.4%
Contract revenues	36.4	35.6	35.7	36.6
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	32.4	36.6	32.6	35.5
Cost of contract revenues	24.8	22.2	23.5	23.2
Gross profit	42.8	41.2	43.9	41.3
Operating expenses:
Selling, general and administrative	25.5	27.5	26.8	28.2
Research and development	3.7	5.3	5.0	6.3
Deferred compensation plan	(0.1)	0.3	0.0	(0.1)
Amortization of intangible assets	0.2	0.3	0.2	0.3
Total operating expenses	29.2	33.4	32.0	34.7
Operating income	13.5	7.8	11.8	6.6
Non-operating income (expense):
Other income (expense), net	0.1	0.3	0.1	(2.3)
Interest expense, net	(2.2)	(2.9)	(2.2)	(2.8)
Income before income taxes	11.5	5.2	9.7	1.5
Income tax benefit (provision)	1.3	(0.1)	0.2	2.1
Net income	12.8%	5.1%	10.0%	3.6%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage video detection systems, and Vehicle Sensor sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a relatively diverse customer base with our largest customer constituting 6.4% and 6.8% of total net sales and contract revenues in the three and six months ended September 30, 2007, respectively.

Total net sales and contract revenues increased 17.4% to $17.0 million and 15.7% to $32.7 million for the three and six months ended September 30, 2007, respectively, compared to $14.5 million and $28.3 million in the corresponding periods of the prior fiscal year. This increase was driven by increased net sales in both the Roadway Sensors and Vehicle Sensors segments, as well as increased contract revenues in the Transportation Systems segment, as discussed below.

Net sales increased 15.8% to $10.8 million and 17.4% to $21.0 million for the three and six months ended September 30, 2007, respectively, compared to $9.3 million and $10.4 million in the corresponding periods of the prior fiscal year.

Roadway Sensors net sales increased 9.4% to $7.6 million and 10.1% to $14.8 million for the three and six months ended September 30, 2007, respectively, versus $7.0 million and $13.5 million in the corresponding periods of the prior fiscal year. This increase primarily reflects the continued adoption of video vehicle detection technology such as the technology offered by our Vantage line of products both domestically and internationally. Additionally, we continue to believe that the current increased rate of adoption has to some extent been due to increased government spending on traffic initiatives, which we believe has been at least partially made possible by the passage of the Federal Highway Bill in August 2005, as well as expanded sales and marketing efforts, particularly in North America. Our Roadway Sensors segment relies heavily on our network of dealers to market and sell our Vantage products into the marketplace. Historically sales of our products through a given dealer can fluctuate significantly from period to period. In fiscal 2008, we have experienced a decline in sales at our largest customer. We anticipate that this decline in net sales to our largest customer could continue and cannot assure you that we will be able to offset this decline in net sales with increased net sales to other customers or in other regions.

Beginning on approximately October 26, 2007, southern California experienced severe wildfires. As a result of the damage caused, it is conceivable that funding for certain roadway improvement projects could be delayed or deferred to focus on disaster relief and other critical infrastructure requirements, which could adversely impact Roadway Sensors net sales in the next couple quarters.

Vehicle Sensors net sales increased 34.6% to $3.2 million and 39.4% to $6.2 million for the three and six months ended September 30, 2007, respectively, versus $2.4 million and $4.4 million in the corresponding periods of the prior fiscal year. This increase was primarily a result of increased unit sales of our LDW systems to European and Asian OEMs. Sales of LDW systems to the heavy truck market increased by $1.1 million, or 66.8%, and $2.4 million, or 78.5%, for the three and six month periods ended September 30, 2007, respectively, when compared to the corresponding periods in the prior fiscal year. Also included in Automotive Sensors net sales are revenues from contract engineering services, technology access fees and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated $413,000 and $849,000 for the three and six months ended September 30, 2007, respectively, compared to $704,000 and $1.5 million in the corresponding periods of the prior fiscal year.

We expect sales of LDW units to the heavy truck market to continue to increase, when compared to the prior year period, for at least the remainder of fiscal 2008 due to increased sales of LDW units in Europe and Asia; however we expect to experience a decline in sales to the North American heavy truck market in our next two fiscal quarters as a result of an overall decline in new truck sales in the U.S. due to new engine emissions standards that went into effect at the beginning of the calendar year as well as due to the general slowdown in the U.S. housing market. Additionally, we expect revenues from our strategic partnership with Valeo to decrease slightly as compared to the prior year largely because we will not receive any technology access fee revenues in fiscal 2008. Technology access fee revenues totaled $125,000 and $250,000 for the three and six months ended September 30, 2006, respectively. Royalty revenues from Valeo for sales of our LDW systems for the passenger car market have remained relatively insignificant in the current fiscal year. Our LDW systems are now offered as an option on four Infiniti models. While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 20.2% to $6.2 million and 12.9% to $11.7 million for the three and six months ended September 30, 2007, respectively, compared to $5.1 million and $10.4 million in the corresponding periods of the prior fiscal year. This increase was largely due to increased funding at the federal, state and local levels throughout the country, as well as new contract awards. In response to this growth in funding, we have increased our Transportation Systems staff by 5% in the six months ended September 30, 2007, and we expect to continue to increase our Transportation Systems staff over the remainder of fiscal 2008. We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel. All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Gross Profit.  Total gross profit increased 21.9% to $7.3 million and 23.0% to $14.4 million for the three and six months ended September 30, 2007, respectively, as compared to $6.0 million and $11.7 million in the corresponding periods of the prior fiscal year. Total gross profit as a percent of net sales and contract revenues increased to 42.8% and 43.9% for the three and six months ended September 30, 2007, respectively, as compared to 41.2% and 41.3% in the corresponding periods of the prior fiscal year.

Gross profit as a percent of net sales was 49.1% and 49.3% for the three and six months ended September 30, 2007, respectively, compared to 43.2% and 43.9% in the corresponding periods of the prior fiscal year. This increase in gross profit was a result of increased gross profits in both the Roadway Sensors and Vehicle Sensors segments largely as a result of improved production efficiencies. Roadway Sensors gross margins were also positively impacted by sales mix in terms of both geography and product mix. Vehicle Sensors gross margins have also improved as the customer base has expanded, which has mitigated the gross margin impact of lower contractual pricing to our largest European customer. Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has fluctuated over the last ten quarters from a high of 50.2% in the first quarter of fiscal 2006 to a low of 43.2% reported in the second quarter of fiscal 2007, mainly as a result of customer mix.

Gross profit as a percent of contract revenues was 31.8% and 34.1% for the three and six months ended September 30, 2007, respectively, compared to 37.5% and 36.8% in the corresponding periods of the prior fiscal year. We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. The decrease in gross profit as a percent of contract revenues for the three and six months ended September 30, 2007 reflects a contract mix weighted more toward lower margin contracts in the period. Lower margin contracts generally have a higher proportion of sub-consulting revenues associated with them.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 8.4% to $4.3 million (or 25.5% of total net sales and contract revenues) and 9.9% to $8.8 million (or 26.8% of total net sales and contract revenues) in the three and six months ended September 30, 2007, respectively, compared to $4.0 million (or 27.5% of total net sales and contract revenues) and $8.0 million (or 28.2% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year. The increase for the three and six month periods ended September 30, 2007 compared to the prior year periods, was largely attributable to higher commissions and selling expenses driven by sales growth in our Roadway Sensors segment. In the coming quarters, we expect to continue to experience increased selling expenses as we pursue further sales growth. Additionally, we anticipate increased general and administrative expenses related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act, with which we must begin to comply in fiscal 2008.

Research and Development Expense.  Research and development expense was relatively flat at $627,000 (or 3.7% of total net sales and contract revenues) and $1.6 million (or 5.0% of total net sales and contract revenues) for the three and six months ended September 30, 2007, respectively, compared to $771,000 (or 5.3% of total net sales and contract revenues) and $1.8 million (or 6.3% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year. Although year-over-year our research and development expense was relatively flat, we have increased research and development spending in Roadway Sensors. This increased spending was largely offset by reduced research and development activities in Vehicle Sensors as many of our significant truck OEM customers now have production LDW units requiring minimal further development and the majority of our passenger car research and development efforts are funded by our strategic partner, Valeo. We believe research and development activities are crucial to our ability to continue to be a leader in our markets and we expect our expenditures in this area to be more in line with historical amounts for the remainder of fiscal 2008.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Deferred Compensation Plan Expense. During the three and six months ended September 30, 2007, we recorded a non-cash benefit of $22,000 and expense of $9,000, respectively, related to the change in value of shares of our common stock held in trust by our deferred compensation savings plan. This compares to a non-cash expense of $34,000 and benefit of $32,000 recorded in the three and six month periods ended September 30, 2006, respectively. In May 2007, our former Chief Executive Officer, who departed in March 2007, elected to receive a distribution of approximately fifty percent of his deferred compensation plan balance, representing 143,333 shares of our common stock and $10,000 in cash, all of which was paid out in June 2007, and his remaining deferred compensation plan balance of 143,333 shares of our common stock and $5,000 in cash on the one year anniversary of this election. As a result of this election, at September 30, 2007, the trust held 167,177 shares of our common stock and $5,000 of cash. We expect to continue to experience non-cash expense or benefit in future periods as the value of the assets held in our deferred compensation savings plan fluctuates.

Other Income (Expense), Net. Other income (expense), net includes the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Settlement of lawsuit	$—	$53	$—	$(635)
Other	25	(8)	44	(10)
Other income (expense), net	$25	$45	$44	$(645)

Other income (expense), net for the six months ended September 30, 2006 primarily reflects $635,000 of expense recorded in connection with the settlement of litigation described in Note 5 to the accompanying condensed consolidated financial statements.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Interest expense	$(283)	$(338)	$(559)	$(637)
Amortization of debt discount	(52)	(52)	(104)	(104)
Amortization of deferred finance costs	(34)	(34)	(69)	(69)
Interest expense, net	$(369)	$(424)	$(732)	$(810)

Interest expense decreased for the three and six months ended September 30, 2007 compared to the corresponding period in the prior fiscal year as a result of an overall lower level of borrowings due to the paydown of long-term debt.

Income Taxes.  During the three and six months ended September 30, 2007, we recognized an income tax benefit of $214,000 and $80,000, respectively, as compared to income tax expense of $19,000 and an income tax benefit of $591,000 in the three months and six months ended September 30, 2006, respectively. The income tax benefit recorded in the three and six months ended September 30, 2007 was primarily based on anticipated taxes to be paid in the current year, as well as a slight decrease in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets. Total deferred tax assets on our consolidated balance sheet increased from $3.0 million at March 31, 2007 to $3.2 million at September 30, 2007. The income tax benefit recorded during the six months ended September 30, 2006 was also the result of a decrease in the valuation allowance recorded against our deferred tax assets. In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated. We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

As discussed in Notes 1 and 4 of the accompanying condensed consolidated financial statements, we adopted FIN 48 on April 1, 2007. In connection with our adoption of FIN 48, we recognized an adjustment of approximately $224,000 to the beginning balance of retained earnings on our consolidated balance sheet. Additionally, there was no significant change in our income tax expense for the three and six months ended September 30, 2007 as a result of our implementation of FIN 48.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations. At September 30, 2007, we had $10.8 million in working capital, which included borrowings of $2.5 million on our revolving line of credit and $55,000 in cash and cash equivalents. This compares to working capital of $7.0 million at March 31, 2007, which included borrowings of $4.0 million on our revolving line of credit and $35,000 in cash and cash equivalents.

Our operating activities provided $2.0 million in cash during the six months ended September 30, 2007, primarily as a result of net income generated during the period offset partially by net cash outflows related to operating assets and liabilities. Inventories decreased by approximately $1.5 million from March 31, 2007, to a level more in line with what we expect inventory levels to be over the next six to twelve months. Accounts receivable and net unbilled accounts receivable increased by $1.7 million and $1.4 million, respectively, since March 31, 2007, largely as a result of increased sales as well as the timing of invoicing in our Transportation Systems segment. Over the next several fiscal quarters, we expect net unbilled accounts receivable to decrease by ten to twenty percent, which we expect will result in increased cash inflows from operations. During the six months ended September 30, 2006, our operations provided $135,000 of cash, primarily as a result of $1.0 million in net income and an increase in accounts payable due to the timing of payments, offset in part by an increase in inventory levels of $2.0 million to support sales growth and the introduction of new products in our Roadway Sensors and Vehicle Sensors segments.

Our investing activities for the six months ended September 30, 2007 and 2006, consisted entirely of purchases of property and equipment, which aggregated $293,000 and $240,000, respectively. In September 2007, we moved our corporate headquarters. As further discussed in Note 5 of the accompanying condensed consolidated financial statements, in connection with this move we spent $1.8 million on tenant improvements, all of which was financed by our landlord in the form of tenant improvement allowances under the lease. We do not expect significant additional investments in leasehold improvements to our facilities as substantially all major planned leasehold improvements were completed prior to our headquarters move.

Cash used in financing activities was $1.7 million in the six months ended September 30, 2007, which was the result of $2.6 million in net payments against borrowings, partially offset by $940,000 in proceeds from the exercise of outstanding stock options and warrants to purchase our common stock. During the six months ended September 30, 2006, financing activities used $7,000 of cash, which was the result of net borrowings of $2.7 million offset by $2.7 million in proceeds from the exercise of outstanding stock options and warrants to purchase our common stock. As discussed in Note 6 to the accompanying condensed consolidated financial statements, approximately $2.0 million of the $2.7 million in cash inflows from the exercise of outstanding stock options and warrants during the six months ended September 30, 2006 was raised through the exercise of outstanding warrants to purchase 1,250,000 shares of common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At September 30, 2007
(In thousands)
Convertible debentures, net	$9,514
Line of credit	2,521
Bank term note	944
Other	56
$13,035

In October 2006, we entered into a two-year credit facility with a bank which includes our line of credit and bank term note. This credit facility was amended in October 2007 to allow for potentially increased levels of borrowings, based on available collateral. The amended facility provides for line of credit borrowings of up to $10.0 million against our eligible accounts receivable and inventory, as defined in the credit agreement. Additionally, the amended credit agreement carried over the then outstanding term note balance of $944,000 with no changes to required monthly principal payments or the maturity date. Interest on borrowed amounts is payable monthly. The interest rate on the line of credit is the current stated prime rate plus 1.00%, and the interest rate on the bank term note is fixed at an annual rate of 8.75%. We are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The amended credit facility also requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 1% of the total facility. Additionally, we paid a commitment fee of $50,000 in October 2007. The credit facility is secured by substantially all of the assets of the Company. At September 30, 2007, we had $8.0 million available under our credit facility, of which $4.5 million was unused.

We believe that the cash generated from our operations, together with funds available under our credit agreement, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt financings or the sale of equity securities.

Contractual Obligations

Our contractual obligations were as follows at September 30, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Line of credit	$2,521	$—	$—	$—	$—	$—	$2,521
Notes payable	651	349	—	—	—	—	1,000
Convertible debentures	—	—	9,850	—	—	—	9,850
Operating leases	465	1,483	1,391	1,348	1,332	3,823	9,842
Total	$3,637	$1,832	$11,241	$1,348	$1,332	$3,823	$23,213

At September 30, 2007, we had firm commitments to purchase inventory in the amount of $2.8 million during our next two fiscal quarters.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. At September 30, 2007, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At September 30, 2007, outstanding warrants to purchase an aggregate of 62,500 shares of our common stock at an exercise price of $1.95 per share and outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit and bank term note. Our line of credit and, prior to October 2007, the bank term note bear interest based on the prevailing prime rate (7.75% at September 30, 2007). We do not believe that a 10% increase in the interest rate on our line of credit (from 9.00% to 9.90%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All. We have historically generated significant net losses and operating losses and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $590,000 in the year ended March 31, 2005 to negative cash flows from operations of $2.0 million in the year ended March 31, 2007. Additionally, we failed to meet certain debt covenants under our prior credit agreement during two fiscal quarters, prior to the replacement of that credit facility in October 2006. Furthermore, we have $9.9 million in subordinated convertible debentures that are due in full in May 2009. Should the holders of the convertible debentures not elect to convert the principal into shares of our common stock, we may need to raise additional capital to refinance this debt.

At September 30, 2007, we had $55,000 of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

New Environmental Regulations May Result In A Decline In Our AutoVue Sales and Royalties. Recent environmental regulations in Europe became effective in 2006, which required more stringent emissions compliance in new trucks manufactured in Europe after 2006. These regulations caused the cost of certain trucks to increase significantly and could cause a decline in new truck sales in Europe in the near future. Similar regulations have been announced in North America that will impact diesel engines built after January 2007. North America heavy truck sales through the first three quarters of 2007 have declined significantly as compared to the prior year, which we believe was primarily a result of large 2006 prebuys of heavy trucks made in anticipation of the new North America emission standards. We may experience a decline in our LDW sales to truck OEMs related to these stricter regulations.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In fiscal 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier. In addition, one of the other developers of LDW systems was acquired by a larger company during fiscal 2007. While this developer has not been a material competitor to date, we may experience more competition from this provider as a result of its greater access to resources from its acquirer, and additional competitors may enter this market in the future. Furthermore, awareness of LDW technology is increasing and other market players are attempting to develop competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Should such efforts be successful, this could erode our ability to successfully market and sell our LDW systems.

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

Concerns about the recent international conflicts and terrorist and military actions, as well as concerns about inflation, decreased consumer confidence, and reduced corporate profits and capital spending have also resulted in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer orders (and also may result in decreased sales of automobiles and trucks that incorporate our LDW systems). Such concerns may result in cancellations and rescheduling of backlog. In addition, the recent decline in the U.S. real estate market, particularly in new home construction, could adversely impact new road construction resulting in a decline in Roadway Sensor and Vehicle Sensor net sales and Transportation Systems contract revenues. Any of the foregoing political, social and economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in a decline in our net sales and contract revenues. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 37.8%, 38.3% and 37.4% of our total net sales and contract revenues for the years ended March 31, 2007, 2006 and 2005, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of September 30, 2007, our officers and directors beneficially owned approximately 11% of the outstanding shares of our common stock (and approximately 17% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after September 30, 2007). As a result of their stock ownership, our management will be able to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our Annual Meeting of Stockholders held on September 21, 2007, the following proxies were tabulated, representing 22,395,254 shares of our common stock, or 68.61% of the outstanding shares:

Proposal I: Election of the Board of Directors

Director Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Richard J. Char	22,331,896	63,358
Kevin C. Daly, Ph.D.	22,234,211	161,043
Gregory A. Miner	22,143,118	252,136
Abbas Mohaddes	22,242,123	153,131
John W. Seazholtz	22,233,034	162,220
Joel Slutzky	22,190,002	205,252
Thomas L. Thomas	22,158,982	236,272

Proposal II: To approve the Amendment of our Certificate of Incorporation to increase the number of authorized shares of our common stock by 20,000,000, from 50,000,000 shares to 70,000,000 shares.

Shares of
Common Stock
For	20,503,957
Against	1,870,299
Abstain	21,685
Non-votes	—

Proposal III: To approve the Iteris, Inc. 2007 Omnibus Incentive Plan and the issuance of up to 850,000 shares of common stock thereunder.

Shares of
Common Stock
For	14,594,393
Against	691,622
Abstain	156,778
Non-votes	6,952,461

Proposal IV: Ratification of McGladrey & Pullen, LLP as the independent auditors of Iteris for the fiscal year ending March 31, 2008:

Shares of
Common Stock
For	22,352,645
Against	14,790
Abstain	27,819
Non-votes	—

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed September 26, 2007	Filed herewith

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2007	ITERIS, INC.
(Registrant)

	By	/s/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)