Form 10-Q
period 2007-12-31
ITERIS, INC.
filed 2008-02-01
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes ☐ No ☒

As of January 31, 2008, the registrant had 33,304,527 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2007

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc. and its former subsidiary, Meyer, Mohaddes Associates, Inc., which was dissolved effective April 2006.

AutoVue®, Iteris®, Vantage® and eAccess™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2007	March 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$679	$35
Trade accounts receivable, net of allowance for doubtful accounts of $812 and $664 at December 31, 2007 and March 31, 2007, respectively	12,607	11,493
Costs and estimated earnings in excess of billings on uncompleted contracts	5,149	3,689
Inventories, net of reserve for inventory obsolescence of $910 and $844 at December 31, 2007 and March 31, 2007, respectively	4,400	6,379
Deferred income taxes	611	494
Prepaid expenses and other current assets	413	385
Total current assets	23,859	22,475
Property and equipment, net	3,496	1,712
Deferred income taxes	2,645	2,533
Intangible assets, net	294	404
Goodwill	27,774	27,774
Other assets	386	352
Total assets	$58,454	$55,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,206	$3,542
Accrued payroll and related expenses	3,822	3,527
Accrued liabilities	2,168	1,618
Billings in excess of costs and estimated earnings on uncompleted contracts	1,199	847
Revolving line of credit	199	4,015
Current portion of long-term debt	570	1,947
Total current liabilities	11,164	15,496
Deferred rent	1,963	—
Deferred compensation plan liability	669	730
Other non-current liabilities	97	163
Long-term debt	9,565	9,760
Total liabilities	23,458	26,149
Commitments and contingencies
Redeemable common stock, none issued and outstanding at December 31, 2007 and 1,219 shares issued and outstanding at March 31, 2007	—	3,414
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at December 31, 2007 and March 31, 2007	—	—
Common stock, $0.10 par value, 70,000 and 50,000 shares authorized, 33,264 and 30,601 shares issued or issuable and outstanding, at December 31, 2007 and March 31, 2007, respectively	3,326	3,060
Additional paid-in capital	135,278	130,425
Common stock held in trust, 167 and 311 shares at December 31, 2007 and March 31, 2007, respectively	(202)	(374)
Notes receivable from employees	—	(5)
Accumulated deficit	(103,442)	(107,438)
Accumulated other comprehensive income	36	19
Total stockholders’ equity	34,996	25,687
Total liabilities and stockholders’ equity	$58,454	$55,250

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales and contract revenues:
Net sales	$9,176	$8,575	$30,215	$26,498
Contract revenues	6,187	5,913	17,881	16,272
Total net sales and contract revenues	15,363	14,488	48,096	42,770

Costs of net sales and contract revenues:
Cost of net sales(a)	4,631	4,746	15,302	14,800
Cost of contract revenues(a)	4,232	4,066	11,938	10,618
Gross profit	6,500	5,676	20,856	17,352
Operating expenses:
Selling, general and administrative(a)	4,041	3,879	12,820	11,865
Research and development(a)	1,002	1,038	2,623	2,812
Deferred compensation plan	290	(29)	299	(61)
Amortization of intangible assets	37	37	110	110
Total operating expenses	5,370	4,925	15,852	14,726
Operating income	1,130	751	5,004	2,626
Non-operating income (expense):
Other income (expense), net	(3)	(5)	41	(650)
Interest expense, net	(314)	(390)	(1,046)	(1,200)
Income before income taxes	813	356	3,999	776
Income tax benefit (provision)	141	(46)	221	545
Net income	$954	$310	$4,220	$1,321

Earnings per share:
Basic	$0.03	$0.01	$0.13	$0.05
Diluted	$0.03	$0.01	$0.12	$0.04
Weighted average shares outstanding:
Basic	32,914	30,438	32,568	29,238
Diluted	35,256	33,813	34,674	33,067

(a) Includes stock-based compensation expense as follows:
Cost of net sales	$1	$3	$3	$12
Cost of contract revenues	3	8	9	56
Selling, general and administrative expense	77	46	190	147
Research and development expense	1	2	5	18
Total	$82	$59	$207	$233

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$4,220	$1,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	443	405
Change in deferred tax assets	(229)	(512)
Stock-based compensation expense	207	233
Amortization of deferred gain on sale—leaseback transaction	(165)	(213)
Amortization of debt discount	155	155
Amortization of intangible assets	110	110
Amortization of deferred financing costs	104	103
Issuance of warrants for services	—	22
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	(443)
Net costs and estimated earnings in excess of billings	(1,108)	(798)
Inventories	1,979	(3,616)
Prepaid expenses and other assets	(166)	(399)
Accounts payable and accrued liabilities	928	1,350
Net cash provided by (used in) operating activities	5,364	(2,282)

Cash flows from investing activities
Purchases of property and equipment	(455)	(311)

Cash flows from financing activities
Net payments on line of credit	(3,816)	1,490
Payments on long-term debt	(1,727)	(1,195)
Proceeds from stock option and warrant exercises	1,325	2,945
Change in checks drawn in excess of available bank balances	(47)	(651)
Proceeds from notes receivable from employees	—	40
Net cash provided by (used in) financing activities	(4,265)	2,629
Increase in cash	644	36
Cash at beginning of period	35	131
Cash at end of period	$679	$167

Supplemental cash flow information:
Cash paid during the period:
Interest	$825	$937
Income taxes	48	26

Supplemental schedule of non-cash investing and financing activities:
Conversion of redeemable common stock to common stock	$3,414	$—
Lease incentives in connection with new headquarters lease	1,772	—
Fair value of common stock issued in settlement of liabilities	350	213
Write-off of notes receivable from employees	(5)	—

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2007, the consolidated results of operations for the three and nine months ended December 31, 2007 and 2006, and the consolidated cash flows for the nine months ended December 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, which was filed with the SEC on June 21, 2007.

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

In addition to product and contract revenue, the Company derives revenue from technology access fees, the provision of specific non-recurring contract engineering services and royalties. Technology access fee revenues are recognized evenly over the period in which they are earned. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned, based on unit sales of the Company’s products. Technology access fee revenues, non-recurring contract engineering revenues and royalty revenues are included in net sales in the accompanying condensed consolidated statements of operations.

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

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period. The Company elected to use the modified prospective transition method for transition to SFAS 123R. Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption. In addition, under the modified prospective method, compensation expense is recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

2. Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	December 31, 2007	March 31, 2007
	(In thousands)
Materials and supplies	$3,419	$4,705
Work in process	268	366
Finished goods	713	1,308
	$4,400	$6,379

Intangible Assets

	December 31, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(356)	$495	$(280)
Patents	317	(162)	317	(128)
Total	$812	$(518)	$812	$(408)

Amortization expense for intangible assets subject to amortization was $37,000 and $110,000 for the three and nine months ended December 31, 2007, respectively, and $37,000 and $110,000 for the three and nine months ended December 31, 2006, respectively. Future estimated amortization expense for the remainder of the current fiscal year and the next four fiscal years is as follows:

Fiscal Year Ending March 31:
(In thousands)
2008	$37
2009	147
2010	58
2011	46
2012	6
$294

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$489	$679	$520	$519
Additions charged to cost of sales	109	160	253	450
Warranty claims	(74)	(265)	(249)	(395)
Balance at end of period	$524	$574	$524	$574

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$954	$310	$4,220	$1,321

Denominator:
Weighted average common shares used in basic computation	32,914	30,438	32,568	29,238
Dilutive stock options	2,329	3,342	2,086	3,436
Dilutive warrants	13	33	20	393
Weighted average common shares used in dilutive computation	35,256	33,813	34,674	33,067

Earnings per share:
Basic	$0.03	$0.01	$0.13	$0.05
Diluted	$0.03	$0.01	$0.12	$0.04

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Stock options	355	567	552	553
Warrants	1,150	1,190	1,177	1,257
Convertible debentures	2,729	2,729	2,729	2,729

3. Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2006, the Company entered into a two-year credit facility with a bank. At December 31, 2007, the facility provided for line of credit borrowings of up to $10.0 million. Under the credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit is payable monthly at the current stated prime rate plus 1.00% (8.25% at December 31, 2007). Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility is secured by substantially all of the assets of the Company.

On December 31, 2007, the available credit under the Company’s credit facility was $9.3 million, of which $9.1 million was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2007	March 31, 2007
	(In thousands)
Convertible debentures, net	$9,565	$9,410
Bank term note	524	1,573
Promissory note to landlord	—	646
Other	46	78
	10,135	11,707
Less current portion	(570)	(1,947)
	$9,565	$9,760

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount. As of December 31, 2007, $250,000 of convertible debentures had been converted into 69,252 shares of common stock leaving $9.9 million of the originally issued convertible debentures outstanding at December 31, 2007.

Bank Term Note. In October 2004, the Company entered into a $5.0 million term note payable with a bank. The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000. In October 2006, the term note was assumed by the Company’s new bank as part of the Company’s new credit facility. The new term note is also due on May 27, 2008 and provides for monthly principal payments of approximately $104,000. Interest accrues under the new term note at an annual rate of 8.75%.

Both the bank term note and the line of credit are held by one bank under the same credit agreement and are secured by substantially all of the assets of the Company.

Promissory Note to Landlord. The Company had an unsecured promissory note payable to the landlord of its previous headquarters. Under the terms of the note agreement, interest was payable quarterly and accrued at a rate of prime plus 2.0%. In October 2006, January 2007, April 2007 and July 2007, the Company made four required equal quarterly principal payments of $323,000. As of December 31, 2007, all interest and principal under this note was paid in full.

Scheduled aggregate maturities of long-term debt principal as of December 31, 2007 were as follows:

Fiscal Year Ending March 31,
(In thousands)
2008	$221
2009	349
2010	9,850
10,420
Less: unamortized debt discount	(285)
$10,135

4. Income Taxes

On April 1, 2007, the Company adopted FIN 48. In connection with the adoption of FIN 48, the Company recognized an adjustment of approximately $224,000 to the beginning balance of retained earnings on its condensed consolidated balance sheet. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had recorded approximately $22,000 of accrued interest and penalties related to uncertain tax positions.

At April 1, 2007, the Company’s fiscal 2004 through fiscal 2007 tax years remained open to examination by the Federal taxing authorities. The Company’s fiscal 2003 through fiscal 2007 tax years remained open to examination by the state taxing authorities. However, the Company has consolidated and acquired net operating losses (“NOLs”) beginning in fiscal 1995 which would cause the statute of limitations to remain open for the year in which the NOLs were incurred.

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

Operating Lease Commitments

In May 2007, the Company entered into an agreement to lease 52,000 square feet of space in Santa Ana, California for a term of 88 months. In September 2007, the Company relocated its headquarters and principal operations into this space. The monthly lease rate is $102,000 during the first year of the lease and increases each year thereafter, up to a maximum of $120,000 during the last year of the lease. The lease may be extended for a period of five years, at the option of the Company, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement date of the extension period. Additionally, the lease agreement provides for $1.8 million in incentives in the form of tenant improvement allowances, which the Company recorded as deferred rent in its condensed consolidated balance sheet at December 31, 2007. This amount will reduce future rent expense over the term of the lease. An equal amount was capitalized as property and equipment in the condensed consolidated balance sheet at December 31, 2007, and will be depreciated over the estimated useful life of the related leasehold improvements.

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at December 31, 2007 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2008	$343
2009	1,488
2010	1,391
2011	1,348
2012	1,332
Thereafter	3,823
Total	$9,725

The Company previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), a former subsidiary of the Company that was sold by the Company in September 2003 and is currently owned by an investor group that includes two of the Company’s directors, one of which is the Chief Executive Officer of MAXxess. At December 31, 2007, MAXxess owed the Company an aggregate of $274,000 related to this sublease, which terminated in September 2007, and certain related ancillary services that were provided by the Company to MAXxess. The Company previously had reserved for amounts aggregating $183,000 of this balance due to MAXxess’ inability to pay these obligations. During the nine months ended December 31, 2007, the Company reserved for all incremental amounts charged to MAXxess, which aggregated $91,000.

Inventory Purchase Commitments

At December 31, 2007, the Company had firm commitments to purchase inventory in the amount of $4.1 million during the next three fiscal quarters.

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

In connection with the issuance of the new warrants, the Company is party to a registration rights agreement that contains provisions under which the Company could be subjected to liquidated damages should it fail to maintain effective registration statements for the underlying shares of common stock. These warrants have been accounted for within equity in the condensed consolidated balance sheet in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith. As of December 31, 2007, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

7. Redeemable Common Stock

In connection with the merger of the Iteris Subsidiary into the Company (Note 1), on May 28, 2004, the Company acquired 547,893 shares of common stock of the Iteris Subsidiary in exchange for the issuance of 1,219,445 shares of the Company’s common stock, which was valued at $3.4 million at the date of issuance. Beginning on May 28, 2007, the holder of these shares had the right to require the Company to repurchase up to 100% of the shares at a purchase price of $1.438 per share. All such rights to require the repurchase of these shares expired on September 28, 2007. Because these rights were outside of the control of the Company, the Company previously had classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on its condensed consolidated balance sheet. Upon the expiration of these rights, the Company reclassified $122,000 to common stock and $3.3 million to additional paid-in capital on its condensed consolidated balance sheet.

8. Stock-Based Compensation

On September 21, 2007, the Company’s stockholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of the Company’s unissued common stock may be granted to employees, officers, consultants and directors to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards based on the value of the Company’s common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of December 31, 2007, options to purchase an aggregate of 230,000 shares of common stock were outstanding under the 2007 Plan.

The Company’s 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan will remain outstanding pursuant to the terms of such stock options. As of December 31, 2007, options to purchase 1.5 million shares of the Company’s common stock were outstanding under the 1997 Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 1), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder. As of December 31, 2007, options to purchase 2.9 million shares of the Company’s common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances. These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the nine months ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and number of years)
Options outstanding at March 31, 2007	5,818	$1.60	3.4	$6,115
Granted	230	$2.32	N/A
Exercised	(1,358)	$0.88	N/A
Forfeited	(26)	$3.04	N/A
Expired	(57)	$3.16	N/A
Options outstanding at December 31, 2007	4,607	$1.82	3.8	$3,649
Vested and expected to vest at December 31, 2007	4,504	$1.81	3.6	$3,649
Options exercisable at December 31, 2007	4,063	$1.73	3.1	$3,647
Options exercisable at December 31, 2007 pursuant to a change-in-control	4,607	$1.82	3.8	$3,649

At December 31, 2007, there were 620,000 shares of common stock available for grant under the 2007 Plan.

For the nine month periods ended December 31, 2007 and 2006, the Company received $1.2 million and $505,000, respectively, in cash from the exercise of stock options. Total stock-based compensation expense was $82,000 and $207,000 for the three and nine months ended December 31, 2007, respectively, and $59,000 and $233,000 for the three and nine months ended December 31, 2006, respectively. No income tax benefit was realized from activity in the Plans during the nine months ended December 31, 2007 and 2006.

At December 31, 2007, there was $1.0 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Dividend yield	0.0	N/A	0.0	0.0
Expected life — years	7.0	N/A	7.0	7.0
Risk-free interest rate	4.2%	N/A	4.3%	4.8%
Expected volatility of common stock	0.85	N/A	0.85	0.89

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	$1.82	N/A	$1.81	$1.86
Intrinsic value of options exercised	$650	$541	$2,297	$766
Total fair value of options vested during the period	$33	$104	$210	$621

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

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and nine months ended December 31, 2007 and 2006:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended December 31, 2007
Product revenue	$6,432	$2,281	$—	$8,713
Service and other revenue	—	463	6,187	6,650
Stock-based compensation expense	3	10	6	19
Depreciation and amortization	26	32	39	97
Segment income	929	167	449	1,545

Three Months Ended December 31, 2006
Product revenue	$6,499	$1,460	$—	$7,959
Service and other revenue	—	616	5,913	6,529
Stock-based compensation expense	5	14	12	31
Depreciation and amortization	21	35	32	88
Segment income (loss)	1,384	(892)	652	1,144

Nine Months Ended December 31, 2007
Product revenue	$21,273	$7,630	$—	28,903
Service and other revenue	—	1,312	17,881	19,193
Stock-based compensation expense	13	34	19	66
Depreciation and amortization	79	98	105	282
Segment income	3,725	439	1,426	5,590

Nine Months Ended December 31, 2006
Product revenue	$19,976	$4,282	$—	$24,258
Service and other revenue	—	2,240	16,272	18,512
Stock-based compensation expense	33	41	71	145
Depreciation and amortization	60	103	94	257
Segment income (loss)	4,458	(2,080)	1,958	4,336

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Total income for reportable segments	$1,545	$1,144	$5,590	$4,336
Unallocated amounts:
Corporate expenses	(415)	(393)	(586)	(1,710)
Other income (expense), net	(3)	(5)	41	(650)
Interest expense, net	(314)	(390)	(1,046)	(1,200)
Income before income taxes	$813	$356	$3,999	$776

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

Our AutoVue LDW systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. In excess of 90,000 production AutoVue units have been sold for car and truck platforms in the North American and European markets. Our AutoVue LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets, and to date, 56 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 30,000 vehicles. In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold. To date, royalty payments from Valeo have not been significant. Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the incorporation of our LDW technology on four Infiniti platforms, the FX, M, Q and EX, where the device is offered as part of various option packages. Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

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

In addition to product and contract revenues, we derive revenue from technology access fees, the provision of specific non-recurring contract engineering services to our strategic partner, Valeo, related to our AutoVue LDW systems, and royalties earned on unit sales of our AutoVue LDW systems by Valeo to the passenger car market. Technology access fee revenues are recognized evenly over the period in which they are earned. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded based on unit sales of our products by Valeo and are recognized in the period in which such sales occur. Technology access fee revenues, non-recurring contract engineering revenues and royalty revenues are included in net sales.

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

Effective April 1, 2007, we adopted FIN 48, which applies to all tax positions accounted for under SFAS 109 and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales and contract revenues:
Net sales	59.7%	59.2%	62.8%	62.0%
Contract revenues	40.3	40.8	37.2	38.0
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	30.1	32.8	31.8	34.6
Cost of contract revenues	27.5	28.1	24.8	24.8
Gross profit	42.3	39.2	43.4	40.6
Operating expenses:
Selling, general and administrative	26.3	26.8	26.7	27.7
Research and development	6.5	7.2	5.5	6.6
Deferred compensation plan	1.9	(0.2)	0.6	(0.1)
Amortization of intangible assets	0.2	0.3	0.2	0.3
Total operating expenses	35.0	34.0	33.0	34.4
Operating income	7.4	5.2	10.4	6.1
Non-operating income (expense):
Other income (expense), net	(0.0)	(0.0)	0.1	(1.5)
Interest expense, net	(2.0)	(2.7)	(2.2)	(2.8)
Income before income taxes	5.3	2.5	8.3	1.8
Income tax benefit (provision)	0.9	(0.3)	0.5	1.3
Net income	6.2%	2.1%	8.8%	3.1%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage video detection systems, and Vehicle Sensor sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a relatively diverse customer base with our largest customer constituting 7.5% and 7.0% of total net sales and contract revenues in the three and nine months ended December 31, 2007, respectively.

Total net sales and contract revenues increased 6.0% to $15.4 million and 12.5% to $48.1 million for the three and nine months ended December 31, 2007, respectively, compared to $14.5 million and $42.8 million in the corresponding periods of the prior fiscal year. The increase was primarily driven by increased net sales in the Vehicle Sensors segment, as well as increased contract revenues in the Transportation Systems segment, as discussed below.

Net sales increased 7.0% to $9.2 million and 14.0% to $30.2 million for the three and nine months ended December 31, 2007, respectively, compared to $8.6 million and $26.5 million in the corresponding periods of the prior fiscal year.

Roadway Sensors net sales decreased 1.0% to $6.4 million and increased 6.5% to $21.3 million for the three and nine months ended December 31, 2007, respectively, versus $6.5 million and $20.0 million in the corresponding periods of the prior fiscal year. The decrease in Roadway Sensors net sales for the three months ended December 31, 2007 was largely due to lower sales volumes in Texas as a result of local budgetary issues, a trend that we expect to continue for at least the next few fiscal quarters.  The decreased sales volumes in Texas were largely offset by increased net sales in other regions.  The increase in Roadway Sensors net sales for the nine months ended December 31, 2007 primarily reflects the continued adoption of video vehicle detection technology, such as the technology offered by our Vantage line of products, both domestically and internationally.  We continue to believe that the current increased rate of adoption has to some extent been due to increased government spending on traffic initiatives, which we believe has been at least partially made possible by the passage of the Federal Highway Bill in August 2005, as well as expanded sales and marketing efforts, particularly in North America. Although we are not aware of any imminent changes in government spending patterns, it is conceivable that, as a result of softening macroeconomic conditions in the U.S., government funding for certain traffic initiatives and roadway improvement projects could be delayed or diverted to focus on other budgetary needs.  Should this occur, it is possible that future domestic Roadway Sensors net sales would be adversely affected.

Vehicle Sensors net sales increased 32.2% to $2.7 million and 37.1% to $8.9 million for the three and nine months ended December 31, 2007, respectively, versus $2.1 million and $6.5 million in the corresponding periods of the prior fiscal year. This increase was primarily a result of increased unit sales of our LDW systems to European and Asian OEMs. Sales of LDW systems to the heavy truck market increased by $821,000, or 56.2%, and $3.3 million, or 78.2%, for the three and nine month periods ended December 31, 2007, respectively, when compared to the corresponding periods in the prior fiscal year. Also included in Automotive Sensors net sales are revenues from contract engineering services, technology access fees and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated $463,000 and $1.3 million for the three and nine months ended December 31, 2007, respectively, compared to $616,000 and $2.2 million in the corresponding periods of the prior fiscal year.

We expect sales of LDW units to the heavy truck market to continue to increase, when compared to the prior year period, for at least the remainder of fiscal 2008 due to increased sales of LDW units in Europe and Asia; however we expect to experience a decline in sales to the North American heavy truck market in our next two fiscal quarters as a result of an overall decline in new truck sales in the U.S. due to new engine emissions standards that went into effect at the beginning of the calendar year as well as due to the general slowdown in the U.S. housing market and overall economy. Additionally, we expect revenues from our strategic partnership with Valeo to decrease slightly as compared to the prior year largely because we will not receive any technology access fee revenues in fiscal 2008. Technology access fee revenues totaled $125,000 and $375,000 for the three and nine months ended December 31, 2006, respectively. Royalty revenues from Valeo for sales of our LDW systems for the passenger car market have remained relatively insignificant in the current fiscal year. Our LDW systems are now offered as an option on four Infiniti models. While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 4.6% to $6.2 million and 9.9% to $17.9 million for the three and nine months ended December 31, 2007, respectively, compared to $5.9 million and $16.3 million in the corresponding periods of the prior fiscal year. This increase was largely due to increased funding at the federal, state and local levels throughout the country, as well as new contract awards. In response to this growth in funding, we have increased our Transportation Systems staff by 15% in the nine months ended December 31, 2007, and we expect to continue to increase our Transportation Systems staff over the remainder of fiscal 2008. We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel. All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Gross Profit.  Total gross profit increased 14.5% to $6.5 million and 20.2% to $20.9 million for the three and nine months ended December 31, 2007, respectively, as compared to $5.7 million and $17.4 million in the corresponding periods of the prior fiscal year. Total gross profit as a percent of net sales and contract revenues increased to 42.3% and 43.4% for the three and nine months ended December 31, 2007, respectively, as compared to 39.2% and 40.6% in the corresponding periods of the prior fiscal year.

Gross profit as a percent of net sales was 49.5% and 49.4% for the three and nine months ended December 31, 2007, respectively, compared to 44.7% and 44.1% in the corresponding periods of the prior fiscal year. This increase in gross profit was a result of increased gross profits in both the Roadway Sensors and Vehicle Sensors segments, largely as a result of a favorable sales mix in terms of both geography and product mix.  Additionally, gross margins were positively impacted by improved production efficiencies. Vehicle Sensors gross margins have also improved as the customer base for our LDW systems has expanded.  Through diversification of our heavy truck customer base we have been able to mitigate the gross margin impact of lower contractual pricing to our largest European customer. Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has fluctuated over the last eleven quarters from a high of 50.2% in the first quarter of fiscal 2006 to a low of 39.2% reported in the third quarter of fiscal 2007.

Gross profit as a percent of contract revenues was 31.6% and 33.2% for the three and nine months ended December 31, 2007, respectively, compared to 31.2% and 34.7% in the corresponding periods of the prior fiscal year. We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. Gross profit during our third fiscal quarter generally tends to decrease as a percentage of contract revenues due to the larger number of company holidays during this period which reduces the number of billable days our engineers work in the third quarter.  The decrease in gross profit as a percent of contract revenues for the nine months ended December 31, 2007 reflects a contract mix weighted more toward lower margin contracts in the period. Lower margin contracts generally have a higher proportion of sub-consulting revenues associated with them.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 4.2% to $4.0 million (or 26.3% of total net sales and contract revenues) and 8.0% to $12.8 million (or 26.7% of total net sales and contract revenues) in the three and nine months ended December 31, 2007, respectively, compared to $3.9 million (or 26.8% of total net sales and contract revenues) and $11.9 million (or 27.7% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year. The increase for the three and nine month periods ended December 31, 2007 compared to the prior year periods was largely attributable to higher commissions and selling expenses driven by sales growth in our Roadway Sensors segment. In the coming quarters, we expect to continue to experience increased selling expenses as we pursue further sales growth. Additionally, we anticipate we will incur increased general and administrative expenses related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act, with which we must begin to comply in fiscal 2008.

Research and Development Expense.  Research and development expense was relatively flat at $1.0 million (or 6.5% of total net sales and contract revenues) and $2.6 million (or 5.5% of total net sales and contract revenues) for the three and nine months ended December 31, 2007, respectively, compared to $1.0 million (or 7.2% of total net sales and contract revenues) and $2.8 million (or 6.6% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year. Although year-over-year our research and development expense was relatively flat, we have increased research and development spending in Roadway Sensors. This increased spending was offset by reduced research and development activities in Vehicle Sensors as many of our significant truck OEM customers now have production LDW units requiring minimal further development and the majority of our passenger car research and development efforts are funded by our strategic partner, Valeo. We believe research and development activities are crucial to our ability to continue to be a leader in our markets, and we expect our expenditures in this area to be in line with historical amounts for the remainder of fiscal 2008.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Deferred Compensation Plan Expense. During the three and nine months ended December 31, 2007, we recorded non-cash expense of $290,000 and $299,000, respectively, related to the change in value of shares of our common stock held in trust by our deferred compensation savings plan. This compares to a non-cash benefit of $29,000 and $61,000 recorded in the three and nine month periods ended December 31, 2006, respectively. In May 2007, our former Chief Executive Officer, who departed in March 2007, elected to receive a distribution of approximately fifty percent of his deferred compensation plan balance, representing 143,333 shares of our common stock and $10,000 in cash, all of which was paid out in June 2007, and his remaining deferred compensation plan balance of 143,333 shares of our common stock and $5,000 in cash on the one year anniversary of this election. As a result of this election, at December 31, 2007, the trust held 167,177 shares of our common stock and $5,000 of cash. We expect to continue to experience non-cash expense or benefit in future periods as the value of the assets held in our deferred compensation savings plan fluctuates.

Other Income (Expense), Net. Other income (expense), net includes the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
		(In thousands)
Settlement of lawsuit	$—	$—	$—	$(635)
Other	(3)	(5)	41	(15)
Other income (expense), net	$(3)	$(5)	$41	$(650)

Other income (expense), net for the nine months ended December 31, 2006 primarily reflects $635,000 of expense recorded in connection with the settlement of litigation described in Note 5 to the accompanying condensed consolidated financial statements.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
		(in thousands)
Interest expense	$(228)	$(305)	$(787)	$(942)
Amortization of debt discount	(51)	(51)	(155)	(155)
Amortization of deferred finance costs	(35)	(34)	(104)	(103)
Interest expense, net	$(314)	$(390)	$(1,046)	$(1,200)

Interest expense decreased for the three and nine months ended December 31, 2007 compared to the corresponding periods in the prior fiscal year as a result of an overall lower level of borrowings.

Income Taxes.  During the three and nine months ended December 31, 2007, we recognized an income tax benefit of $141,000 and $221,000, respectively, as compared to income tax expense of $46,000 and an income tax benefit of $545,000 in the three and nine months ended December 31, 2006, respectively. The income tax benefit recorded in the three and nine months ended December 31, 2007 was primarily based on anticipated taxes to be paid in the current year, as well as a slight decrease in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets. Total deferred tax assets on our consolidated balance sheet increased from $3.0 million at March 31, 2007 to $3.3 million at December 31, 2007. The income tax benefit recorded during the nine months ended December 31, 2006 was also the result of a decrease in the valuation allowance recorded against our deferred tax assets. In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated. We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

As discussed in Notes 1 and 4 of the accompanying condensed consolidated financial statements, we adopted FIN 48 on April 1, 2007. In connection with our adoption of FIN 48, we recognized an adjustment of approximately $224,000 to the beginning balance of retained earnings on our consolidated balance sheet. Additionally, there was no significant change in our income tax expense for the three and nine months ended December 31, 2007 as a result of our implementation of FIN 48.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations. At December 31, 2007, we had $12.7 million in working capital, which included borrowings of $199,000 on our revolving line of credit and $679,000 in cash and cash equivalents. This compares to working capital of $7.0 million at March 31, 2007, which included borrowings of $4.0 million on our revolving line of credit and $35,000 in cash and cash equivalents.

Our operating activities provided $5.4 million in cash during the nine months ended December 31, 2007, primarily as a result of net income generated during the period and net cash inflows related to operating assets and liabilities. Inventories decreased by $2.0 million from March 31, 2007, to a level more in line with what we expect inventory levels to be over the next six to twelve months. Accounts receivable and net unbilled accounts receivable each increased by $1.1 million since March 31, 2007, largely as a result of increased sales as well as the timing of invoicing in our Transportation Systems segment. Over the next several fiscal quarters, we expect net unbilled accounts receivable to decrease by ten to twenty percent, which we expect will result in increased cash inflows from operations. During the nine months ended December 31, 2006, our operations used $2.3 million of cash, primarily as a result of investments in inventory and an increased level of accounts receivable and net costs and estimated earnings in excess of billings due to sales growth.  This was partially offset by a $1.4 million increase in accounts payable and accrued liabilities and $1.3 million in net income.

Our investing activities for the nine months ended December 31, 2007 and 2006 consisted entirely of purchases of property and equipment, which aggregated $455,000 and $311,000, respectively. In September 2007, we moved our corporate headquarters. As further discussed in Note 5 of the accompanying condensed consolidated financial statements, in connection with this move, we spent $1.8 million on tenant improvements, all of which was financed by our landlord in the form of tenant improvement allowances under the lease. We do not expect significant additional investments in leasehold improvements to our facilities as substantially all major planned leasehold improvements were completed prior to December 31, 2007.

Cash used in financing activities was $4.3 million in the nine months ended December 31, 2007, which was the result of $5.6 million in net payments against borrowings, partially offset by $1.3 million in proceeds from the exercise of outstanding stock options and warrants to purchase our common stock. During the nine months ended December 31, 2006, financing activities provided $2.6 million of cash, which was primarily the result of $2.9 million in proceeds from the exercise of outstanding stock options and warrants to purchase our common stock, partially offset by $356,000 in net payments against borrowings.  As discussed in Note 6 to the accompanying condensed consolidated financial statements, approximately $2.0 million of the $2.9 million in cash inflows from the exercise of outstanding stock options and warrants during the nine months ended December 31, 2006 was raised through the exercise of outstanding warrants to purchase 1,250,000 shares of common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At December 31, 2007
(In thousands)
Convertible debentures, net	$9,565
Line of credit	199
Bank term note	524
Other	46
$10,334

In October 2006, we entered into a two-year credit facility with a bank which includes our line of credit and bank term note.  The credit facility provides for line of credit borrowings of up to $10.0 million against our eligible accounts receivable and inventory, as defined in the credit agreement.  The term note provides for monthly principal payments of approximately $104,000 and matures in May 2008. The interest rate on the line of credit is the current stated prime rate plus 1.00%, and the interest rate on the bank term note is fixed at an annual rate of 8.75%. We are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The credit facility also requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 1% of the total facility. The credit facility is secured by substantially all of the assets of the Company. At December 31, 2007, we had $9.3 million available under our credit facility, of which $9.1 million was unused.

We believe that the cash generated from our operations, together with funds available under our credit agreement, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt financings or the sale of equity securities.

Contractual Obligations

Our contractual obligations were as follows at December 31, 2007:

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Line of credit	$199	$—	$—	$—	$—	$—	$199
Notes payable	221	349	—	—	—	—	570
Convertible debentures	—	—	9,850	—	—	—	9,850
Operating leases	343	1,488	1,391	1,348	1,332	3,823	9,725
Total	$763	$1,837	$11,241	$1,348	$1,332	$3,823	$20,344

At December 31, 2007, we had firm commitments to purchase inventory in the amount of $4.1 million during our next three fiscal quarters.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. At December 31, 2007, $9.9 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At December 31, 2007, outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

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

Seasonality

We have historically experienced, and expect to continue to experience, seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit. Our line of credit bears interest based on the prevailing prime rate (7.25% at December 31, 2007). We do not believe that a 10% increase in the interest rate on our line of credit (from 8.25% to 9.08%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

ITEM 1A.                    RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider the following risks carefully in addition to the other information contained in this report and our other filings with the SEC, including our annual report on Form 10-K and subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

At December 31, 2007, we had $679,000 of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In fiscal 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier. In addition, one of the other developers of LDW systems was acquired by a larger company during fiscal 2007. While this developer has not been a material competitor to date, we may experience more competition from this provider as a result of its greater access to resources from its acquirer, and additional competitors may enter this market in the future. Furthermore, awareness of LDW technology is increasing and other market players are attempting to develop competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Should such efforts be successful, this could erode our ability to successfully market and sell our LDW systems to new and existing customers.

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

An Economic Slowdown Could Lead To Reduced Or Delayed Government Funding For Transportation Infrastructure And Initiatives And Decreased Availability Of Financial Capital For Our Customers, Causing A Decline In Our Revenues.  Concerns about inflation, decreased consumer confidence, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer orders (and also may result in decreased sales of automobiles and trucks that incorporate our LDW systems). Such concerns may result in cancellations and rescheduling of backlog. In addition, the recent decline in the U.S. real estate market, particularly in new home construction, could adversely impact new road construction resulting in a decline in Roadway Sensor and Vehicle Sensor net sales and Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in a decline in our net sales and contract revenues. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

•                                          our ability to control costs;

•                                          our ability to raise additional capital;

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of December 31, 2007, our officers and directors beneficially owned approximately 11% of the outstanding shares of our common stock (and approximately 16% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after December 31, 2007). As a result of their stock ownership, our management will be able to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed September 26, 2007	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 13, 2007

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as filed with the SEC on June 18, 2004

10.1	Amendment to Loan and Security Agreement, dated October 17, 2007, by and between Silicon Valley Bank and the registrant	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2007

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2008	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)