Form 10-K
period 2008-03-31
ITERIS, INC.
filed 2008-06-12
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-08762

ITERIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2588496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 Carnegie Ave, Santa Ana, California 92705

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 270-9400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Based on the closing sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $48,200,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 10, 2008, there were 33,888,002 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2008. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as a part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

PART I

ITEM 1.                             BUSINESS

Overview

Iteris, Inc. is a leader in the traffic management market that focuses on the development and application of advanced technologies that reduce traffic congestion, minimize the environmental impact of traffic congestion and improve the safety of surface transportation systems. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems and driver safety solutions to customers worldwide.

Our proprietary image recognition systems include Vantage and AutoVue. Vantage is a video vehicle detection system that detects the presence of vehicles on roadways. Vantage systems are used at signalized intersections to enable a more efficient allocation of green signal time and are also used for incident detection and highway traffic data collection applications. AutoVue Lane Departure Warning (“LDW”) systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. To date, we and our strategic partner have sold approximately 90,000 production AutoVue LDW systems for use on car and truck platforms in the North American and European markets. We believe that our AutoVue LDW technology is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems.  We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.  These services and systems are primarily sold to local, state and national transportation agencies in the United States.  Our transportation management systems business is largely dependent upon governmental funding and budgetary issues.  The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding over the following six years.  We believe the recent expansion of our transportation management systems business was due in part to the passage of the Federal Highway Bill, combined with the expansion of transportation funds at state and local agencies throughout the country. The 2005 Federal Highway Bill is set to expire during 2009.

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

We were originally incorporated in Delaware in 1987.  In October 2004, we completed a merger with our majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed our corporate name to Iteris, Inc.

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

Our marketing strategy for AutoVue is to establish it as the leading platform for in-vehicle video sensing for heavy trucks and passenger cars.  We sell AutoVue LDW systems directly to heavy truck manufacturers and to U.S. truck fleets, and our AutoVue LDW system is currently offered as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. We market the licensing of our LDW technology to manufacturers of passenger automobiles through an exclusive strategic relationship with Valeo Schalter and Sensuren GmbH (“Valeo”), an independent automotive supplier. In connection with this marketing effort, we provide specific contract engineering services, technical marketing and sales support to Valeo, which to date has enabled the launch of our LDW technology on three Infiniti car platforms. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new original equipment manufacturer (“OEM”) customers for the passenger car market as well as contract engineering services related to the possible launch of new platforms that include our AutoVue LDW system.

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

A large portion of our revenues are derived from sales to federal, state and local government agencies.  Our largest customer accounted for 7.3% of total net sales and contract revenues in the fiscal year ended March 31, 2008 (“Fiscal 2008”).

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our Vantage products. Additionally, we procure certain components from qualified suppliers, both globally and locally, and use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are delivered to our Santa Ana facility where they go through final assembly and testing prior to shipment to our customers. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana facility. Production volume at our subcontractors is based upon quarterly forecasts that we adjust on a monthly basis to control inventory levels. For sales of AutoVue LDW systems to the truck market, we subcontract the manufacture of our AutoVue LDW systems to one primary manufacturer, and our internal processes are limited primarily to testing and final verification. For AutoVue LDW sales to the passenger car market, all manufacturing will be performed by Valeo; however, we plan to continue to provide engineering support to Valeo. We currently do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our Vantage and AutoVue products, as well as follow-up service and support for which we charge separately. Service revenue accounted for less than 1.0% of total net sales and contract revenues for Fiscal 2008. We believe customer support is a key competitive factor.

Backlog

Our backlog of unfulfilled firm orders was approximately $26.8 million as of March 31, 2008, which was comprised of $900,000 related to Roadway Sensors, $1.3 million related to Vehicle Sensors and $24.6 million related to Transportation Systems. Substantially all of the backlog for Roadway Sensors and Vehicle Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2009 (“Fiscal 2009”), while approximately 60% of Transportation Systems backlog is expected to be recognized as revenue in Fiscal 2009. At March 31, 2007, we had backlog of approximately $25.7 million, which was comprised of $3.5 million related to Roadway Sensors, $2.1 million related to Vehicle Sensors and $20.1 million related to Transportation Systems. All backlog as of March 31, 2007 for Roadway Sensors and Vehicle Sensors was recognized as revenue in Fiscal 2008 while 45% of March 31, 2007 backlog for Transportation Systems was recognized as revenue in Fiscal 2008. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues, in particular for Roadway Sensors and Vehicle Sensors.

Product Development

Most of our development activities are conducted at our principal facilities in Santa Ana, California. Our company-sponsored research and development costs and expenses were approximately $3.6 million for Fiscal 2008, $4.0 million for the fiscal year ended March 31, 2007 (“Fiscal 2007”), and $5.2 million for the fiscal year ended March 31, 2006 (“Fiscal 2006”). We expect to continue to pursue significant product development programs and incur significant research and development expenditures.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. While AutoVue has historically been the only established commercially-available lane departure warning system used in the U.S. and in Europe in the heavy truck market, we have recently experienced increased competition from new competitors in this market. Potential competitors of AutoVue include Delphi Automotive Systems Corporation, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch GmbH in Europe, as well as Siemens, Continental Tavis, Visteon and Cognex, which are currently developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Vantage vehicle detection systems, we compete with manufacturers of other above ground video camera detection systems such as Econolite Control Products, Inc., Traficon, N.V., Quixote, and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

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

Employees

We refer to our employees as associates. As of June 9, 2008, we employed an aggregate of 268 associates, including 54 associates in general management, administration and finance; 34 associates in sales and marketing; 144 associates in engineering and product development; 23 associates in operations, manufacturing and quality; and 13 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All.  Until recently we have historically generated significant net losses and operating losses, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $7.6 million in Fiscal 2008 to negative cash flows from operations of $2.0 million in Fiscal 2007. Additionally, we failed to meet certain debt covenants under our prior credit agreement during two fiscal quarters, prior to the replacement of that credit facility in October 2006. Furthermore, as of March 31, 2008, we had $7.8 million in subordinated convertible debentures outstanding that are due in full in May 2009. Should the holders of the convertible debentures not elect to convert the principal into shares of our common stock, we may need to raise additional capital to refinance this debt.

At March 31, 2008, we had $421,000 of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

Our capital requirements will depend on many factors, including, but not limited to:

•                                       market acceptance of our products and product enhancements, and the overall level of sales of our products;

•                                       our ability to control costs;

•                                       the supply of key components for our products;

•                                       our ability to increase revenue and net income;

•                                       increased research and development expenses and sales and marketing expenses;

•                                       our need to respond to technological advancements and our competitors’ introductions of new products or technologies;

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

•                                       our ability to successfully negotiate credit arrangements with our bank and repay our subordinated convertible debentures; and

•                                       general economic conditions, including the effects of the current economic slowdown and international conflicts.

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

We Have Historically Experienced Substantial Losses And May Experience Losses In The Future. Although we have achieved net income in our prior three fiscal years, we experienced a net loss of $11.3 million in the year ended March 31, 2005 and significant net losses in prior years. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

As of March 31, 2005, we became aware of a material weakness in our internal controls related to the accounting for the consolidation of our deferred compensation savings plan and certain contract administration. Based on our evaluation, our management concluded that, as of March 31, 2004, our internal control over financial reporting was not effective due to the existence of one material weakness. The weakness was immediately corrected. We cannot assure you that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 38.1%, 37.8% and 38.3% of our total net sales and contract revenues for the years ended March 31, 2008, 2007 and 2006, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

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

•                                          delays in funding, including the delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of a reduction or a delay in the passage of the 2005 Federal Highway Bill set to expire in 2009;

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

New Environmental Regulations May Result In A Decline In Our AutoVue Sales and Royalties. Environmental regulations in Europe were modified and became effective in 2006, which required more stringent emissions compliance in new trucks manufactured in Europe after 2006. These regulations caused the cost of certain trucks to increase significantly and caused a decline in new truck sales in Europe. Similar regulations were exacted in North America that impacted diesel engines built after January 2007. North America heavy truck sales in 2007 and the first quarter of 2008 declined significantly as compared to the prior year, which we believe was at least in part a result of large 2006 prebuys of heavy trucks made in anticipation of the new North America emission standards.  We may experience a further decline in our LDW sales to truck OEMs related to these stricter regulations. Additionally, we may experience future declines in our LDW sales to truck OEMs as a result of future regulations such as these.

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

We Depend Upon Valeo To Market Our AutoVue Technologies For The OEM Passenger Car Market. We have granted Valeo the exclusive right to sell and manufacture our AutoVue LDW system to the worldwide passenger car market in exchange for royalty payments for each AutoVue unit sold. As such, the future success and broad market acceptance of our AutoVue technologies in the passenger car market will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies.  To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one car OEM product line.  If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market could be adversely affected.

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

An Economic Slowdown Could Lead To Reduced Or Delayed Government Funding For Transportation Infrastructure And Initiatives And Decreased Availability Of Financial Capital For Our Customers, Causing A Decline In Our Revenues.  Concerns about inflation, decreased consumer confidence, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer orders (and also may result in decreased sales of automobiles and trucks that incorporate our LDW systems). Such concerns may result in cancellations and rescheduling of backlog. In addition, the recent decline in the U.S. real estate market, particularly in new home construction, has adversely impacted new road construction and could result in a decline in Roadway Sensor and Vehicle Sensor net sales and Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in a decline in our net sales and contract revenues. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

•                                          delays in government contracts and funding from time to time;

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

•                                          changes in customer requirements;

•                                          additional qualification requirements related to new products or components;

•                                          frequent new product introductions and enhancements;

•                                          inventory issues related to transition to new or enhanced models; and

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

The stock market in general has from time to time experienced volatility, which has often affected the market prices of equity securities of many technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management’s attention and resources from other matters.

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of March 31, 2008, our officers and directors beneficially owned approximately 11% of the outstanding shares of our common stock (and approximately 15% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2008). As a result of their stock ownership, our management will be able to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

Certain Anti-Takeover Provisions May Affect The Price Of Our Common Stock And Discourage A Third Party From Acquiring Us. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. Our future issuance of preferred stock could be used to discourage an unsolicited acquisition proposal.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                             PROPERTIES

Our headquarters and principal operations are housed in approximately 52,000 square feet of leased space located at 1700 Carnegie Avenue, Santa Ana, California, for which we currently pay a monthly lease rate of $102,000, exclusive of certain utility costs. The Santa Ana facility lease expires in 2015 and contains an option to extend the lease for an additional five years at the market rate at that time.

For additional information regarding our obligations under property leases, see Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.                             LEGAL PROCEEDINGS

The information set forth under Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “ITI”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by AMEX:

	Common Stock
	High	Low
Fiscal 2008
Quarter Ended June 30, 2007	$2.66	$2.11
Quarter Ended September 30, 2007	2.50	2.00
Quarter Ended December 31, 2007	4.20	2.18
Quarter Ended March 31, 2008	4.06	1.94

Fiscal 2007
Quarter Ended June 30, 2006	$2.69	$2.10
Quarter Ended September 30, 2006	2.69	2.26
Quarter Ended December 31, 2006	2.69	1.38
Quarter Ended March 31, 2007	2.76	2.15

On June 10, 2008, the last reported sales price of our common stock on the AMEX was $2.72.   As of June 10, 2008, we had 456 holders of record of our common stock according to information furnished by our transfer agent.

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

Stock Performance Graph

The graph below shows the cumulative total return on investment assuming an investment of $100 on March 31, 2003 in our common stock, the NASDAQ Stock Market Index and the same peer group used by us last year, which is made up of the remaining members of the index used by us in prior years, the Media General Industry Group 836 for Diversified Electronics, which is no longer a published index.  Our common stock is currently listed on the AMEX under the symbol “ITI” and began trading on such exchange on December 9, 2004.  Our common stock was listed on the NASDAQ SmallCap Market (now called the NASDAQ Capital Market) from April 2002 to August 2003 and quoted on the OTC Bulletin Board from August 2003 to December 2004.  The total stockholder return assumes reinvestment of dividends on a daily basis, although cash dividends have not been declared on our common stock.  The stockholder returns shown in the following graph are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Iteris, Inc., The NASDAQ Composite Index

And A Peer Group

* $100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	Measurement Period
	2003	2004	2005	2006	2007	2008
Iteris, Inc. Common Stock	100.00	606.06	369.70	400.00	348.48	350.00
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
Peer Group	100.00	181.83	138.87	182.74	186.37	163.80

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

ITEM 6.                    SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended March 31, 2008. The statement of operations and balance sheet data for the years ended and as of March 31, 2008, 2007, 2006, 2005, and 2004 are derived from our audited consolidated financial statements. The accompanying consolidated financial statements have been restated to reflect the classification and presentation of our former subsidiaries, Broadcast, Inc., Zyfer Inc., and MAXxess Systems, Inc., as discontinued operations for all periods presented.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales and contract revenues:
Net sales	$40,326	$36,248	$31,156	$29,062	$23,470
Contract revenues	24,837	22,049	19,330	17,335	21,813
Total net sales and contract revenues	65,163	58,297	50,486	46,397	45,283

Costs of net sales and contract revenues:
Cost of net sales (a)	20,499	19,829	16,493	15,925	12,758
Cost of contract revenues (a)	16,367	14,460	12,600	13,789	14,712
Gross profit	28,297	24,008	21,393	16,683	17,813
Operating expenses:
Selling, general and administrative (a)	17,289	16,003	15,410	20,543	13,712
Research and development (a)	3,566	4,030	5,217	6,236	3,923
Amortization of intangible assets	147	147	147	114	—
Disposal of fixed assets	—	—	—	422	—
Acquired in-process research and development	—	—	—	140	—
Total operating expenses	21,002	20,180	20,774	27,455	17,635
Operating income (loss)	7,295	3,828	619	(10,772)	178
Non-operating income (expense):
Other income (expense), net	252	(653)	35	1,054	1,003
Interest expense, net	(1,284)	(1,600)	(1,459)	(1,178)	(123)
Income (loss) from continuing operations before income taxes and minority interest	6,263	1,575	(805)	(10,896)	1,058
Income tax benefit (provision)	5,900	1,343	885	94	(100)
Minority interest in earnings of subsidiary	—	—	—	(526)	(2,813)
Income (loss) from continuing operations	12,163	2,918	80	(11,328)	(1,855)
Income from discontinued operations, net of taxes	—	—	—	—	1,215
Net income (loss)	$12,163	$2,918	$80	$(11,328)	$(640)

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.10	$0.00	$(0.45)	$(0.09)
Discontinued operations	—	—	—	—	0.06
Basic earnings (loss) per share	$0.37	$0.10	$0.00	$(0.45)	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$0.35	$0.09	$0.00	$(0.45)	$(0.09)
Discontinued operations	—	—	—	—	0.06
Diluted earnings (loss) per share	$0.35	$0.09	$0.00	$(0.45)	$(0.03)
Shares used in calculating basic earnings (loss) per share	32,723	29,698	28,182	25,284	19,454
Shares used in calculating diluted earnings (loss) per share	34,713	33,348	32,737	25,284	19,454

(a) Includes stock-based compensation expense as follows:

Cost of net sales	$3	$13	$27	$280	$—
Cost of contract revenues	14	60	205	2,391	—
Selling, general and administrative expense	266	195	364	7,063	—
Research and development expense	7	20	129	2,043	—
Total stock-based compensation expense	$290	$288	$725	$11,777	$—

	At March 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$14,948	$6,979	$3,009	$2,197	$9,369
Total assets	65,645	55,250	49,633	46,656	30,065
Long-term debt (less current portion)	7,566	9,760	11,374	10,315	891
Accumulated deficit	(95,499)	(107,438)	(110,356)	(110,436)	(99,108)
Total stockholders’ equity (deficit)	43,211	25,687	18,635	17,462	(1,076)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment is comprised of all activities related to our AutoVue Lane Departure Warning systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry.

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

Our AutoVue LDW systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. In excess of 90,000 production AutoVue units have been sold for car and truck platforms in the North American and European markets. Our AutoVue LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets, and to date, 65 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 45,000 vehicles.

In September 2003, we entered into an agreement with Valeo Schalter and Sensuren GmbH (“Valeo”), pursuant to which we granted Valeo the exclusive right to sell and manufacture our AutoVue LDW systems to the worldwide passenger car market in exchange for royalty payments for each AutoVue LDW unit sold. To date, royalty payments from Valeo have not been significant. Pursuant to this agreement, we also provide specific contract engineering services, technical marketing and sales support to Valeo to enable the incorporation of our LDW technology on three Infiniti platforms, the FX, M and EX, where the device is offered as part of various option packages. Valeo is currently in discussions to provide our LDW system to other passenger car OEMs; however, we cannot assure you that such discussions will be successful. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new Infiniti platforms that include our LDW system. We believe that AutoVue is a broad sensor platform that, through additional software development, may be expanded to incorporate additional safety and convenience features.

Our transportation management systems business includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems are primarily sold to local, state and national transportation agencies in the United States. Our transportation management systems business is largely dependent upon governmental funding and budgetary issues. The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding over the following six years. We believe the recent expansion of our transportation management systems business was due in part to the passage of the Federal Highway Bill, combined with increased transportation funds available at state and local agencies throughout the country. The 2005 Federal Highway Bill is set to expire in 2009. It is too early to determine any impact on future contract revenues as a result of potential delays in the passage of future bills.

Prior to our fiscal year ended March 31, 2004 (“Fiscal 2004”), we operated in three segments consisting of ITS, video products and telecom products. The ITS segment consisted of our current operations, which was previously conducted by the Iteris Subsidiary. The video products segment included our former wholly-owned subsidiary, MAXxess Systems, Inc. (“MAXxess”), which designed and manufactured security management systems.  Our telecom products segment included our wholly-owned subsidiary, Zyfer, Inc. (“Zyfer”), which developed and manufactured timing and synchronization products.  During Fiscal 2004, we completed the divestiture of MAXxess and Zyfer and restructured our operations to focus on the operations of our Iteris Subsidiary.  Our financial statements for all periods presented in this report have been restated to reflect the discontinuation of the operations of MAXxess and Zyfer.

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

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which applies to all tax positions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of

FIN 48, we must review all of our tax positions and make a determination as to whether our position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

Stock-Based Compensation.  We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006.  Prior to April 1, 2006, we followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, accordingly, accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.

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

	Fiscal Year Ended March 31,
	2008	2007	2006

Net sales and contract revenues:
Net sales	61.9%	62.2%	61.7%
Contract revenues	38.1	37.8	38.3
Total net sales and contract revenues	100.0%	100.0%	100.0%

Costs of net sales and contract revenues:
Cost of net sales (a)	31.5	34.0	32.7
Cost of contract revenues (a)	25.1	24.8	24.9
Gross profit	43.4	41.2	42.4
Operating expenses:
Selling, general and administrative (a)	26.5	27.4	30.5
Research and development (a)	5.5	6.9	10.3
Amortization of intangible assets	0.2	0.3	0.3
Total operating expenses	32.2	34.6	41.1
Operating income	11.2	6.6	1.2
Non-operating income (expense):
Other income (expense), net	0.4	(1.1)	0.1
Interest expense, net	(2.0)	(2.7)	(2.9)
Income (loss) before income taxes	9.6	2.7	(1.6)
Income tax benefit	9.1	2.3	1.8
Net income	18.7%	5.0%	0.2%

(a) Includes stock-based compensation expense as a percent of total net sales and contract revenues as follows:
Cost of net sales	0.0%	0.0%	0.1%
Cost of contract revenues	0.0	0.1	0.4
Selling, general and administrative expense	0.4	0.3	0.7
Research and development expense	0.0	0.0	0.3
Total stock-based compensation expense	0.4%	0.5%	1.4%

Analysis of Fiscal 2008, Fiscal 2007 and Fiscal 2006 Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage video detection systems, and Vehicle Sensors sales, which are derived from sales of AutoVue LDW systems, technology access fees, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems contract revenues, which are generated from systems integration and ITS consulting services primarily with federal, state, county and municipal agencies. We currently have a diverse customer base with our largest customer constituting 7.3% of total net sales and contract revenues in Fiscal 2008. Total net sales and contract revenues increased 11.8% to $65.2 million in Fiscal 2008 compared to $58.3 million in Fiscal 2007, and increased 15.5% in Fiscal 2007 from $50.5 million in Fiscal 2006.

Net sales increased 11.3% to $40.3 million in Fiscal 2008 compared to $36.2 million in Fiscal 2007, and increased 16.3% in Fiscal 2007 compared to $31.2 million in Fiscal 2006. The increase in net sales in each of the periods reflected increased unit sales in both Roadway Sensors and Vehicle Sensors.

Roadway Sensors net sales comprised 70.6%, 75.2% and 72.0% of net sales in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, and increased 4.4% to $28.5 million in Fiscal 2008 compared to $27.3 million in Fiscal 2007 and increased 21.5% in Fiscal 2007 compared to $22.4 million in Fiscal 2006.  The majority of Roadway

Sensors net sales were derived from sales within North America.  The Fiscal 2008 and Fiscal 2007 increases primarily reflect the continued adoption of video vehicle detection technology, such as the technology offered by our Vantage line of products, both domestically and internationally.  Fiscal 2008 sales growth was not as strong as sales growth in Fiscal 2007 due primarily to lower sales volumes in Texas as a result of local budgetary issues, a trend that we expect to continue for at least the next few fiscal quarters.  We continue to believe that the current increased rate of adoption has to some extent been due to increased government spending on traffic initiatives, which we believe has been at least partially made possible by the passage of the Federal Highway Bill in August 2005, as well as expanded sales and marketing efforts, particularly in North America. The 2005 Federal Highway Bill is set to expire in 2009.  Although we are not aware of any imminent changes in government spending patterns, it is possible that, as a result of softening macroeconomic conditions in the U.S. and the decline in the new housing market, government funding for certain traffic initiatives and roadway improvement projects could be delayed or diverted to focus on other budgetary needs.  Should this occur, future domestic Roadway Sensors net sales may be adversely affected.

Net sales from Vehicle Sensors products and services increased 32.1% in Fiscal 2008 to $11.9 million compared to $9.0 million in Fiscal 2007 and increased 3.2% in Fiscal 2007 compared to $8.7 million in Fiscal 2006.  The largest element of Vehicle Sensors net sales was sales of our LDW systems to the heavy truck market, which aggregated $10.0 million in Fiscal 2008, $6.4 million in Fiscal 2007 and $5.9 million in Fiscal 2006.  The increase in Fiscal 2008 net sales of Vehicle Sensors products was primarily a result of increased unit sales of our LDW systems to European and Asian OEMs. The increase in Fiscal 2007 net sales of Vehicle Sensors products was primarily related to increased unit sales of LDW systems in the North American commercial heavy truck market, partially offset by OEM volume discounts provided to our largest customer and the impact of the transition to our next generation AutoVue LDW systems for the heavy truck market in the latter part of Fiscal 2006.

Although we have experienced an overall increase in unit sales of our AutoVue LDW systems in recent fiscal years, in Fiscal 2008, we began to experience softness in LDW unit sales to the North American truck market as a result of an overall decline in new truck sales in the U.S. driven largely by the general slowdown in the U.S. housing market and overall economy.  We expect flat or declining LDW unit sales in the North American market over at least the next several fiscal quarters due to these macroeconomic conditions.  We have not experienced the same decline in net sales to our European and Asian OEM customers; however, a slowdown in international truck sales could lead to similar sluggishness in LDW unit sales internationally.  Vehicle Sensors unit sales in Fiscal 2009 and beyond could also be adversely impacted by slower than expected adoption rates of our LDW system by European and Asian OEMs and North American heavy truck fleets, as well as potential additional OEM volume discounts resulting from increased price competition as new competitors have entered this market.  Additionally, recent environmental regulations in Europe and North America have substantially increased the cost of new commercial trucks, which could impact future truck sales volumes and, ultimately, unit sales of our LDW systems.

Also included in Vehicle Sensors net sales are revenues from contract engineering services, technology access fees and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated $1.9 million, $2.6 million and $2.8 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.  Such revenues were lower in Fiscal 2008 as compared to Fiscal 2007 and Fiscal 2006 as a result of technology access fee revenue of $500,000 that was recognized in Fiscal 2007 and Fiscal 2006.  Royalty revenues from Valeo for sales of our LDW systems for the passenger car market were relatively insignificant in Fiscal 2008, Fiscal 2007 and Fiscal 2006.  Our LDW systems are now offered as an option on three Infiniti models.  While Valeo is currently in discussions to offer our LDW systems on other passenger car platforms, we cannot assure you that Valeo will be successful in these efforts.

Contract revenues increased 12.6% to $24.8 million in Fiscal 2008 compared to $22.0 million in Fiscal 2007 and increased 14.1% in Fiscal 2007 compared to $19.3 million in Fiscal 2006.  Contract revenues are dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation.  The Fiscal 2008 and Fiscal 2007 increases in contract revenues were largely due to increased funding at the federal, state and local levels throughout the country, as well as new contract awards.  In response to the growth in our Transportation Systems segment, we increased our Transportation Systems staff by 21% in Fiscal 2008 and 16% in Fiscal 2007.  We expect to continue to increase our Transportation Systems staff in Fiscal 2009.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Gross Profit. Total gross profit increased 17.9% to $28.3 million in Fiscal 2008 compared to $24.0 million in Fiscal 2007, and increased 12.2% in Fiscal 2007 compared to $21.4 million in Fiscal 2006.  Total gross profit as a percent of net sales and contract revenues increased to 43.4% in Fiscal 2008 compared to 41.2% in Fiscal 2007 and decreased in Fiscal 2007 from 42.4% in Fiscal 2006.

Gross profit as a percentage of net sales was 49.2% in Fiscal 2008 compared to 45.3% in Fiscal 2007 and 47.1% in Fiscal 2006.  The increase in gross profit as a percentage of net sales in Fiscal 2008 was a result of a favorable sales mix in terms of both geography and product mix, as well as improved production efficiencies.  Gross profit as a percentage of net sales also improved in Fiscal 2008 through the expansion of our Vehicle Sensors customer base, which helped mitigate the impact of lower contractual pricing to our largest European customer.  The decrease in gross profit as a percentage of net sales in Fiscal 2007 compared to Fiscal 2006 was primarily due to volume discounts given to our largest Vehicle Sensors product customer, as well as an overall decline in unit volumes to this customer.  Fiscal 2007 gross profit as a percentage of net sales in our Roadway Sensors division was relatively consistent with Fiscal 2006 gross profit as a percentage of net sales.  Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on customer and product mix, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.  Gross profit as a percent of net sales has fluctuated over the last five years from a low of 45.2% in Fiscal 2005 to a high of 49.2% in Fiscal 2008.

Gross profit as a percentage of contract revenues decreased to 34.1% in Fiscal 2008 compared to 34.4% in Fiscal 2007 and decreased from 34.8% in Fiscal 2006. We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period.  The decreases in gross profit as a percent of contract revenues in Fiscal 2008 compared to Fiscal 2007, and in Fiscal 2007 compared to Fiscal 2006 reflect a contract mix weighted more toward lower margin contracts in those periods.  Lower margin contracts generally have a higher proportion of sub-consulting revenues associated with them.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 8.0% to $17.3 million (or 26.5% of total net sales and contract revenues) in Fiscal 2008 compared to $16.0 million (or 27.4% of total net sales and contract revenues) in Fiscal 2007, and increased 3.8% in Fiscal 2007 compared to $15.4 million (or 30.5% of total net sales and contract revenues) in Fiscal 2006.  The increase in selling, general and administrative expense in Fiscal 2008 compared to Fiscal 2007 was largely attributable to higher commissions and selling expenses driven by sales growth in our Roadway Sensors segment, as well as general and administrative expenses incurred related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act.  In Fiscal 2009, we expect to continue to experience increased selling, general and administrative expenses as we pursue further sales growth.  Furthermore, we expect to experience further increases in general and administrative expenses as we continue our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act.

The increase in selling, general and administrative expense in Fiscal 2007 compared to Fiscal 2006 was mainly a result of higher commissions associated with increased Roadway Sensors net sales and increased sales and marketing activities in our Transportation Systems segment.  Additionally, selling, general and administrative expense included legal expenses associated with the settlement of litigation described in Note 6 of Notes to Consolidated Financial Statements, a severance accrual of approximately $300,000 associated with the departure of our former Chief Executive Officer in March 2007 and $180,000 related to the write-off of past-due accounts receivable related to rent and other services provided to our former subsidiary, MAXxess (Note 6 of Notes to Consolidated Financial Statements).  No further expense is expected to be incurred in connection with the aforementioned lawsuit or the severance arrangement with our former Chief Executive Officer.  We have written off all balances receivable from MAXxess based on our accounts receivable accounting policy, but will continue to work with MAXxess to attempt to collect amounts due to us.  Certain members of our Board of Directors are part of MAXxess management and ownership.

Research and Development Expense. Research and development expense decreased 11.5% to $3.6 million (or 5.5% of total net sales and contract revenues) in Fiscal 2008 compared to $4.0 million (or 6.9% of total net sales and contract revenues) in Fiscal 2007, and decreased 22.8% in Fiscal 2007 compared to $5.2 million (or 10.3% of total net sales and contract revenues) in Fiscal 2006.  The decrease in research and development expense in Fiscal 2008 compared to Fiscal 2007 was primarily due to reduced research and development activities in Vehicle Sensors as many of our significant truck OEM customers now have production LDW units that only require minimal further development and the majority of our passenger car research and development efforts are funded by our strategic partner, Valeo.  This decreased spending was partially offset by increased research and development spending in Roadway Sensors.  We believe research and development activities are crucial to our ability to continue to be a leader in our markets, and we expect our Fiscal 2009 research and development expenditures to increase from Fiscal 2008 levels.

The decrease in research and development expense in Fiscal 2007 compared to Fiscal 2006 was largely a result of higher than anticipated costs in Fiscal 2006 in Vehicle Sensors as we expended significant development resources in qualifying the next generation LDW system with our largest customer, as well as several other heavy truck OEMs.  Additionally, in Fiscal 2007, there was a shift in engineering resources from research and development activities to product support activities as a result of new product introductions and improvements in Roadway Sensors.  Costs associated with product support activities are included in cost of net sales rather than research and development expense.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Other Income (Expense), Net. Other income (expense), net reflects the following:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Gain on early extinguishment of debt	$224	$—	$—
Settlement of lawsuits	—	(635)	—
Other	28	(18)	35
Other income (expense), net	$252	$(653)	$35

Other income (expense), net in Fiscal 2008 primarily reflects the gain of $224,000 we recognized in connection with the early retirement of $2.1 million of convertible debentures, which is discussed in Note 4 of Notes to Consolidated Financial Statements.  Other income (expense), net in Fiscal 2007 primarily reflects $635,000 of expense recorded in connection with the settlement of litigation in July 2006, which is discussed in Note 6 of Notes to Consolidated Financial Statements.

Interest Expense, Net. Interest expense, net reflects the net of interest expense and interest income as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Interest expense	$(1,285)	$(1,601)	$(1,461)
Interest income	1	1	2
Interest expense, net	$(1,284)	$(1,600)	$(1,459)

Interest expense, net decreased 19.8% in Fiscal 2008 compared to Fiscal 2007 and increased 9.7% in Fiscal 2007 compared to Fiscal 2006.  The decrease in interest expense in Fiscal 2008 compared to Fiscal 2007 was primarily due to a lower level of borrowings as well as a lower interest rate on our line of credit, which bears interest at a rate indexed to the prime rate.  The increase in interest expense in Fiscal 2007 compared to Fiscal 2006 was mainly related to the October 2006 refinancing of our bank term note and line of credit with a new bank, which resulted in a slightly higher interest rate on our bank borrowings.

Income Taxes. During Fiscal 2008, we recognized an income tax benefit of $5.9 million and at March 31, 2008 our consolidated balance sheet included net deferred tax assets of $10.3 million.  The ability to record the deferred tax asset was based on the more likely than not criteria of SFAS No. 109, Accounting for Income Taxes.  During Fiscal 2007, we recognized an income tax benefit of $1.3 million and at March 31, 2007, our consolidated balance sheet included net deferred tax assets of $3.0 million.  The income tax benefits recorded in Fiscal 2008, Fiscal 2007 and Fiscal 2006 were primarily the result of a decrease in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  In the future, we may continue to record similar adjustments to our deferred tax asset valuation allowance as our estimates are updated.  We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates and statutory tax rates.

At March 31, 2008, we had $44.7 million of federal net operating loss carryforwards and $16.6 million of state net operating loss carryforwards that begin to expire in 2019 and 2013, respectively. Due to changes in stock ownership, our federal net operating loss carryforwards are subject to a Section 382 limitation estimated at approximately $7.8 million annually which can be utilized to offset federal consolidated taxable income.  Although the impact cannot be precisely determined, we believe that our net operating loss carryforwards and the valuation allowance we have recorded against our net deferred tax assets in our consolidated balance sheets will cause us to have future income tax payments and income tax expense that are substantially lower than the income tax liability and income tax expense calculated using statutory tax rates.

In Fiscal 2008, we adopted FIN 48.  See Notes 1 and 5 of Notes to Consolidated Financial Statements for further discussion regarding our implementation of FIN 48.

Stock-Based Compensation Expense.  In Fiscal 2007, we adopted SFAS 123R using the modified prospective approach.  Stock-based compensation expense remained relatively consistent in Fiscal 2008 and Fiscal 2007 at $290,000 and $288,000, respectively.  See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional discussion regarding our implementation of SFAS 123R.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months.  At March 31, 2008, we had $14.9 million in working capital, which included no borrowings on our $10.0 million line of credit and $421,000 in cash and cash equivalents, as compared to working capital of $7.0 million at March 31, 2007, which included borrowings of $4.0 million on our line of credit and $35,000 in cash and cash equivalents.  Our operations provided $7.6 million of cash during Fiscal 2008, primarily as a result of net income adjusted for non-cash items within the statement of operations.  During Fiscal 2007, our operations used $2.0 million of cash, primarily as a result of investments in inventory due to sales growth and longer lead times in procuring certain components, and an increased level of net costs and estimated earnings in excess of billings due to sales growth and the timing of invoicing on contracts in our Transportation Systems segment.  These were partially offset by net income of $2.9 million.  During Fiscal 2006, our operations provided $218,000 of cash, primarily as a result of planned decreases in inventory and the timing of payments on accrued expenses and payables, which were partially offset by increases in accounts receivable and net costs and estimated earnings in excess of billings on uncompleted contracts, both as a result of sales growth.

Investing activities for Fiscal 2008, Fiscal 2007 and Fiscal 2006 consisted primarily of purchases of property and equipment, which aggregated $739,000, $488,000 and $1.3 million, respectively.  In Fiscal 2006, capital expenditures were higher primarily due to hardware, software and related labor costs to implement a new enterprise resource management system, which was placed in service at the beginning of Fiscal 2007.

Cash used in financing activities was $6.5 million in Fiscal 2008, which was the net result of net payments on borrowings of $8.0 million offset by cash inflows of $1.5 million from the exercise of outstanding stock options and warrants to purchase our common stock.  During Fiscal 2007, financing activities provided $2.4 million of cash, which was the net result of net payments on borrowings of $1.2 million, offset by cash inflows of $3.6 million from the exercise of outstanding stock options and warrants to purchase our common stock.  As discussed in Note 8 of Notes to Consolidated Financial Statements, approximately $2.0 million of the $3.6 million in proceeds from the exercise of stock options and warrants was raised through the exercise of outstanding warrants to purchase an aggregate of 1,250,000 shares of our common stock.  During Fiscal 2006, financing activities provided $1.1 million of cash as a result of net borrowings of $792,000 and cash inflows of $333,000 from the exercise of outstanding stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At March 31, 2008
(In thousands)
Convertible debentures, net	$7,566
Bank term note	210
Other	34
$7,810

In October 2006, we entered into a two-year credit facility with a bank which includes our line of credit and bank term note. The credit facility provides for line of credit borrowings of up to $10.0 million against our eligible accounts receivable and inventory, as defined in the credit agreement. The term note provided for monthly principal payments of approximately $104,000 and matured in May 2008. The interest rate on the line of credit is the current stated prime rate plus 1.00%, and the interest rate on the bank term note was fixed at an annual rate of 8.75%. We are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The credit facility also requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 1% of the total facility. The credit facility is secured by substantially all of our assets. At March 31, 2008, we had $8.6 million available under our credit facility, all of which was unused.

Contractual Obligations

Our contractual obligations were as follows at March 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Notes payable	$244	$—	$—	$—	$—	$—	$244
Convertible debentures	—	7,750	—	—	—	—	7,750
Operating leases	1,594	1,431	1,366	1,332	1,363	2,460	9,546
Total	$1,838	$9,181	$1,366	$1,332	$1,363	$2,460	$17,540

At March 31, 2008, we had firm commitments to purchase inventory in the amount of $2.3 million during the first and second quarters of Fiscal 2009.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at a conversion price of $3.61 per share. At March 31, 2008, convertible debentures in an aggregate principal amount of $7.8 million remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our consolidated financial statements in connection with this conversion feature.

At March 31, 2008, outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

In connection with the issuance of warrants to purchase 246,250 shares of our common stock at $3.25 per share, we are a party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the shares of common stock issuable upon exercise of certain underlying warrants. These warrants have been accounted for within equity in our consolidated balance sheets in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith. As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreement associated with these warrants.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, this statement will be applied prospectively. We are currently evaluating the impact of SFAS 157 and expect to adopt SFAS 157 in the first quarter of our fiscal year ending March 31, 2009.

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

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction and repairs during the winter months due to inclement weather conditions.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit. Our line of credit bears interest based on the prevailing prime rate (5.25% at March 31, 2008).  We do not believe that a 10% increase in the interest rate on our line of credit (from 6.25% to 6.88%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control.    There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.               OTHER INFORMATION

On June 11, 2008, we entered into a change in control agreement with James Miele, our Chief Financial Officer.  Pursuant to the terms of the agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Miele’s employment in connection with or within twelve months after a change in control, Mr. Miele will be entitled to receive a lump sum severance payment of up to one year’s base pay and 50% of his target bonus for the year.  In addition, Mr. Miele will be entitled to receive reimbursement for the cost of COBRA coverage for a period of up to one year following the termination of his employment.  The agreement terminates on the fifth anniversary of the date of the agreement, unless earlier terminated in accordance therewith.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information - Executive Officers,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Corporate Governance. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

(e)  Audit Committee. The information under the caption “Board Meetings and Committees – Audit Committee,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.                 EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance – Director Independence” and “Certain Transactions,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)               Documents filed as part of this report:

1.                 Financial Statements. The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.                 Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts	63

All other schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

3.             Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit Number	Description	Where Located

3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 26, 2007	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 13, 2007

3.3	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

Exhibit Number	Description	Where Located

3.6	Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007

3.7	Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as field with the SEC on June 18, 2004

10.1*	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

10.2*	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to the registrant’s Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3*	Form of Executive Deferral Plan between the registrant and certain employees of the registrant	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.6*	1997 Stock Incentive Plan (as amended on May 3, 2003, as further amended on December 15, 2004)	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.7*	Form of Notice of Grant of Stock Option	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8*	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number	Description	Where Located

10.11*	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13*	Form of Notice of Grant of Automatic Stock Option—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.14*	Form of Notice of Grant of Automatic Stock Option—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15*	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.16	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.17*	Change in Control Agreement dated May 8, 2003 by and between the registrant and Gregory A. Miner	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 14, 2003

10.18*	Change in Control Agreement dated May 20, 2003 by and between the registrant and Jack E. Johnson	Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2004

10.19*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

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

Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.26

Registration Rights Agreement dated September 28, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.27+	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.28	Loan and Security Agreement effective as of October 16, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.29	Intellectual Property Security Agreement dated October 9, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.30+	Settlement Agreement, effective August 15, 2006, by and between the registrant and Delta Networks, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2006

10.31*	Offer letter effective February 28, 2007 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.32*	Separation Agreement and Release of Claims dated March 1, 2007 by and between the registrant and Jack Johnson	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.33	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2007

10.34	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2007

10.35	Termination Agreement, dated May 30, 2007, by and among Transportation Planning Group, Inc., Abbas Mohaddes and Iteris, Inc.	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2007

Exhibit Number	Description	Where Located

10.36*	2007 Omnibus Incentive Plan and forms of agreements	Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on August 10, 2007

10.37	Amendment to Loan and Security Agreement, dated October 17, 2007, by and between Silicon Valley Bank and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2007

10.38	Debenture Redemption Agreement, dated February 11, 2008, by and among Potomac Capital Partners, LP, Potomac Capital International Ltd. and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 15, 2008

10.39	Debenture Redemption Agreement, dated February 27, 2008, by and between Gruber & McBaine International and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.40	Debenture Redemption Agreement, dated February 27, 2008, by and between Lagunitas Partners, LP and Iteris, Inc.	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.41	Debenture Redemption Agreement, dated February 27, 2008, by and between Jon D. and Linda W. Gruber Trust and Iteris, Inc.	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.42*	Change in Control Agreement dated June 11, 2008 by and between James S. Miele and Iteris, Inc.	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	June 11, 2008
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	June 11, 2008
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	June 11, 2008
Gregory A. Miner

/s/ RICHARD CHAR	Director	June 11, 2008
Richard Char

/s/ KEVIN C. DALY	Director	June 11, 2008
Kevin C. Daly, Ph.D.

/s/ JOHN SEAZHOLTZ	Director	June 11, 2008
John Seazholtz

/s/ JOEL SLUTZKY	Director	June 11, 2008
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	June 11, 2008
Thomas L. Thomas

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Iteris, Inc.

We have audited the consolidated balance sheets of Iteris, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended March 31, 2008.  Our audits also included the financial statement schedules of Iteris, Inc. listed in Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007 the Company changed its method of accounting for uncertainty in income taxes, and effective April 1, 2006 the Company changed its method of accounting for stock-based compensation.

We were not engaged to examine management’s assertion about the effectiveness of Iteris, Inc.’s internal control over financial reporting as of March 31, 2008 included in the accompanying Management’s Report On Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Irvine, California
June 11, 2008

Iteris, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$421	$35
Trade accounts receivable, net of allowance for doubtful accounts of $1,020 and $664 at March 31, 2008 and 2007, respectively	13,108	11,493
Costs and estimated earnings in excess of billings on uncompleted contracts	5,351	3,689
Deferred income taxes	2,541	494
Inventories, net of reserve for inventory obsolescence of $819 and $844 at March 31, 2008 and 2007, respectively	4,226	6,379
Prepaid expenses and other current assets	371	385
Total current assets	26,018	22,475

Property and equipment:
Leasehold improvements	1,915	112
Equipment	7,356	6,830
Accumulated depreciation	(5,804)	(5,230)
	3,467	1,712

Deferred income taxes	7,807	2,533
Intangible assets, net of accumulated amortization of $555 and $408 at March 31, 2008 and 2007, respectively	257	404
Goodwill	27,774	27,774
Other assets	322	352
Total assets	$65,645	$55,250

See accompanying notes.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2008	2007
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,902	$3,542
Accrued payroll and related expenses	3,825	3,527
Accrued liabilities	1,973	1,618
Revolving line of credit	—	4,015
Billings in excess of costs and estimated earnings on uncompleted contracts	1,126	847
Current portion of long-term debt	244	1,947
Total current liabilities	11,070	15,496

Deferred rent	1,956	—

Unrecognized tax benefits	1,381	—

Deferred compensation plan liability	391	730

Other non-current liabilities	70	163

Long-term debt	7,566	9,760

Commitments and contingencies

Redeemable common stock
Issued and outstanding shares — none at March 31, 2008 and 1,219 at March 31, 2007	—	3,414

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $.10 par value:
Authorized shares — 70,000 at March 31, 2008 and 50,000 at March 31, 2007
Issued and outstanding shares — 33,420 at March 31, 2008 and 30,601 at March 31, 2007	3,342	3,060
Additional paid-in capital	135,516	130,425
Common stock held in trust — 167 shares at March 31, 2008 and 311 shares at March 31, 2007	(202)	(374)
Notes receivable from employees	—	(5)
Accumulated deficit	(95,499)	(107,438)
Accumulated other comprehensive income	54	19
Total stockholders’ equity	43,211	25,687
Total liabilities and stockholders’ equity	$65,645	$55,250

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2008	2007	2006

Net sales and contract revenues:
Net sales	$40,326	$36,248	$31,156
Contract revenues	24,837	22,049	19,330
Total net sales and contract revenues	65,163	58,297	50,486

Costs of net sales and contract revenues:
Cost of net sales (a)	20,499	19,829	16,493
Cost of contract revenues (a)	16,367	14,460	12,600
Gross profit	28,297	24,008	21,393
Operating expenses:
Selling, general and administrative (a)	17,289	16,003	15,410
Research and development (a)	3,566	4,030	5,217
Amortization of intangible assets	147	147	147
Total operating expenses	21,002	20,180	20,774
Operating income	7,295	3,828	619
Non-operating income (expense):
Other income (expense), net	252	(653)	35
Interest expense, net	(1,284)	(1,600)	(1,459)
Income (loss) before income taxes	6,263	1,575	(805)
Income tax benefit	5,900	1,343	885
Net income	$12,163	$2,918	$80

Earnings per share:
Basic	$0.37	$0.10	$0.00
Diluted	$0.35	$0.09	$0.00

Weighted average shares outstanding:
Basic	32,723	29,698	28,182
Diluted	34,713	33,348	32,737

(a)   Includes stock-based compensation expense as follows:

Cost of net sales	$3	$13	$27
Cost of contract revenues	14	60	205
Selling, general and administrative expense	266	195	364
Research and development expense	7	20	129
Total stock-based compensation expense	$290	$288	$725

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Common Stock Shares Outstanding	Amount	Additional Paid-In Capital	Common Stock Held in Trust	Treasury Stock	Notes Receivable From Employees	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity	Comprehensive Income
Balance at March 31, 2005	27,090	$2,709	$125,609	$(374)	$(1)	$(45)	$(110,436)	$—	$17,462
Warrant exercises	98	9	28	—	—	—	—	—	37
Stock option exercises	244	25	275	—	—	(4)	—	—	296
Issuance of warrants	—	—	28	—	—	—	—	—	28
Stock-based compensation	—	—	725	—	—	—	—	—	725
Retirement of treasury stock	—	—	(1)	—	1	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	7	7	$7
Net income	—	—	—	—	—	—	80	—	80	80
Balance at March 31, 2006	27,432	2,743	126,664	(374)	—	(49)	(110,356)	7	18,635	$87
Warrant exercises	1,706	170	2,265	—	—	—	—	—	2,435
Stock option exercises	1,374	138	982	—	—	—	—	—	1,120
Issuance of warrants	—	—	22	—	—	—	—	—	22
Stock-based compensation	—	—	288	—	—	—	—	—	288
Issuance of common stock in connection with legal settlement	89	9	204	—	—	—	—	—	213
Repayment of notes receivable from employees	—	—	—	—	—	44	—	—	44
Foreign currency translation	—	—	—	—	—	—	—	12	12	$12
Net income	—	—	—	—	—	—	2,918	—	2,918	2,918
Balance at March 31, 2007	30,601	3,060	130,425	(374)	—	(5)	(107,438)	19	25,687	$2,930
Conversion of redeemable common stock to common stock	1,219	122	3,292	—	—	—	—	—	3,414
Stock option exercises	1,515	151	1,223	—	—	—	—	—	1,374
Warrant exercises	85	9	113	—	—	—	—	—	122
Stock-based compensation	—	—	290	—	—	—	—	—	290
Issuance of shares held in trust	—	—	178	172	—	—	—	—	350
Write-off of notes receivable from employees	—	—	(5)	—	—	5	—	—	—
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(224)	—	(224)
Foreign currency translation	—	—	—	—	—	—	—	35	35	$35
Net income	—	—	—	—	—	—	12,163	—	12,163	12,163
Balance at March 31, 2008	33,420	$3,342	$135,516	$(202)	$—	$—	$(95,499)	$54	$43,211	$12,198

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2008	2007	2006
Operating activities
Net income	$12,163	$2,918	$80
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in deferred tax assets	(7,321)	(1,419)	(948)
Depreciation of property and equipment	756	559	684
Stock-based compensation	290	288	725
Gain on early extinguishment of debt	(224)	—	—
Amortization of debt discounts	201	207	207
Amortization of deferred financing costs	135	137	138
Amortization of deferred gain on sale-leaseback	(165)	(284)	(284)
Amortization of intangible assets	147	147	147
Issuance of common stock in connection with legal settlement	—	213	—
Fair value of warrants issued for services	—	22	—
Changes in operating assets and liabilities:
Accounts receivable	(1,615)	(67)	(2,560)
Net costs and estimated earnings in excess of billings	(1,383)	(1,042)	(658)
Inventories	2,153	(3,565)	1,530
Prepaid expenses and other assets	(77)	19	109
Accounts payable and accrued expenses	2,519	(182)	1,048
Net cash provided by (used in) operating activities	7,579	(2,049)	218

Investing activities
Purchases of property and equipment	(739)	(488)	(1,258)

Financing activities
(Payments on) proceeds from borrowings on lines of credit, net	(4,015)	1,353	1,717
Payments on long-term debt	(3,838)	(1,843)	(1,314)
Credit facility commitment fees	(50)	(40)	—
Checks drawn in excess of available bank balances	(47)	(628)	389
Proceeds from stock option and warrant exercises	1,496	3,555	333
Proceeds from notes receivable from employees	—	44	—
Net cash provided by (used in) financing activities	(6,454)	2,441	1,125
Increase (decrease) in cash	386	(96)	85
Cash and cash equivalents at beginning of year	35	131	46
Cash and cash equivalents at end of year	$421	$35	$131

Supplemental cash flow information:
Cash paid (received) during the period:
Interest	$1,008	$1,263	$1,095
Income taxes	24	39	(2)

Supplemental schedule of non-cash investing and financing activities:
Conversion of redeemable common stock to common stock	$3,414	$—	$—
Lease incentives in connection with new headquarters lease	1,772	—	—
Fair value of common stock issued in settlement of liabilities	350	—	—
Write-off of notes receivable from employees	(5)	—	—
Property and equipment financing	—	—	127
Fair value of warrants issued in settlement of liabilities	—	—	28
Exercises of stock options via notes receivable from employees	—	—	4
Retirement of treasury stock	—	—	1

See accompanying notes.

Iteris, Inc.
Notes to Consolidated Financial Statements
March 31, 2008

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (the “Company”) is a leader in the traffic management market and focuses on the development and application of advanced technologies that reduce traffic congestion, minimize the environmental impact of traffic congestion and improve the safety of surface transportation systems.  By combining outdoor image processing, traffic engineering and information technology, the Company offers a broad range of Intelligent Transportation Systems and driver safety solutions to customers worldwide.  The Company was originally incorporated in Delaware in 1987.  In October 2004, the Company completed a merger with its majority-owned subsidiary, Iteris, Inc. (the “Iteris Subsidiary”), and officially changed its corporate name to Iteris, Inc.

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

At March 31, 2008 and 2007, accounts receivable from governmental agencies and prime government contractors were approximately $6.4 million and $5.2 million, respectively. No customer or government agency had a receivable balance at March 31, 2008 or 2007 greater than 10% of our total net sales and contract revenues for the years ended March 31, 2008 and 2007.

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements and long-term debt approximate carrying value because the related rates of interest approximate current market rates. The fair value of convertible debentures approximates carrying value because the effective interest rate, taking into account recorded debt discounts, approximates current market rates. At March 31, 2007, the fair value of redeemable common stock was $2.8 million, based on the closing price of the Company’s common stock on that date.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful life ranging from three to eight years.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.  Beginning April 1, 2006, the Company began depreciating property and equipment using the straight-line method of depreciation, which the Company believes more closely approximates the usage of the underlying assets, which generally provide value evenly throughout the estimated life.  Prior to this date, the Company used the double declining balance method of depreciation.  As a result of this change in estimate, depreciation expense declined by $455,000 for the year ended March 31, 2007, resulting in a $0.02 per share impact on basic and diluted earnings per share.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. See Note 5.

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109  (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

The Company recognized the cumulative impact of the adoption of FIN 48 as a $224,000 increase to its liability for unrecognized tax benefits with a corresponding increase to its accumulated deficit balance as of April 1, 2007. As of April 1, 2007 and March 31, 2008, the Company’s gross unrecognized tax benefits were $185,000 and $1.4 million, respectively, of which $78,000 and $88,000, respectively, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate due primarily to the impact of the valuation allowance on such differences.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2008 and April 1, 2007, the Company had accrued cumulatively $21,000 and $39,000 respectively, for the payment of interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at April 1, 2007	$185
Increases in tax positions for prior year	1,160
Decrease in tax positions for prior year	(147)
Increase in tax positions for current year	327
Decrease in tax positions for current year	—
Settlements	—
Lapse in statute of limitation	(136)
Gross unrecognized tax benefits at March 31, 2008	$1,389

During the next twelve months, it is reasonably possible that, as a result of the expiration of the statute of limitations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $408,000. The gross unrecognized tax benefits subject to potential decrease involve various timing differences.

The Company is subject to taxation in the United States and various states.  The Company is subject to U.S. federal tax examination for fiscal tax years ended March 31, 2005 and state as well as local income tax examination for fiscal tax years ended March 31, 2004.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amended SFAS No. 95, Statement of Cash Flows.  Prior to April 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and, accordingly, accounted for its stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations.

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

The following table illustrates the effect on net income and earnings per share for the year ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans.  For purposes of this pro forma disclosure, the fair value of the options was estimated using the BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

Year Ended March 31,
2006
(In thousands, except per share amounts)
Net income — as reported	$80
Add: Stock-based compensation expense included in net income — as reported	725
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,108)
Net loss — pro forma	$(303)

Basic and diluted earnings per share — as reported	$0.00
Basic and diluted loss per share — pro forma	$(0.01)

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

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $172,000, $152,000, and $185,000 in the years ended March 31, 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, this statement will be applied prospectively. The Company is currently evaluating the impact of SFAS 157 and expects to adopt SFAS 157 in the first quarter of its fiscal year ending March 31, 2009.

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

2.                                      Supplementary Financial Information

Inventories

The following table presents details regarding the Company’s inventories:

	March 31,
	2008	2007
	(In thousands)
Materials and supplies	$3,031	$4,705
Work in process	345	366
Finished goods	850	1,308
	$4,226	$6,379

Goodwill and Intangible Assets

	March 31, 2008		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed Technology	$495	$(381)	$495	$(280)
Patents	317	(174)	317	(128)
Total	$812	$(555)	$812	$(408)

Amortization expense for intangible assets subject to amortization was $147,000 for the years ended March 31, 2008, 2007 and 2006. Future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
2009	$147
2010	58
2011	46
2012	6
$257

At March 31, 2008, goodwill was comprised of $18.0 million associated with the October 2004 merger of the Iteris Subsidiary (Note 1); $9.6 million associated with the acquisitions of the Rockwell International Transportation Systems Group, Meyer Mohaddes Associates and the Viggen Systems Consulting Group; and $200,000 associated with the purchase of the assets of
Mil-Lektron, a complementary product to the Company’s Vantage video detection business.

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$520	$519	$326
Additions charged to cost of sales	347	630	517
Warranty claims	(373)	(629)	(324)

Balance at end of year	$494	$520	$519

Earnings Per Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$12,163	$2,918	$80

Denominator:
Weighted average common shares used in basic computation	32,723	29,698	28,182
Dilutive stock options	1,973	3,346	3,818
Dilutive warrants	17	304	737
Weighted average common shares used in dilutive computation	34,713	33,348	32,737

Earnings per share:
Basic	$0.37	$0.10	$0.00
Diluted	$0.35	$0.09	$0.00

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Stock options	520	582	470
Warrants	1,170	1,240	1,265
Convertible debentures	2,661	2,729	2,729

3.                                     Costs and Estimated Earnings on Uncompleted Contracts

Costs incurred, estimated earnings and billings on uncompleted long-term contracts are as follows:

	March 31,
	2008	2007
	(In thousands)
Total estimated contract value	$77,557	$74,794

Costs incurred on uncompleted contracts	$23,415	$20,688
Estimated earnings	2,342	2,069
	25,757	22,757
Less billings to date	(21,532)	(19,915)
	$4,225	$2,842

Included in accompanying consolidated balance sheets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,351	$3,689
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,126)	(847)
	$4,225	$2,842

Costs and estimated earnings in excess of billings at March 31, 2008 and 2007 include $828,000 and $786,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2008 are expected to be billed and collected during the year ending March 31, 2009.

4.                                     Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2006, the Company entered into a new two-year credit facility with a bank.  At March 31, 2008, the facility provided line of credit borrowings of up to $10.0 million.  Under the credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement.  Interest on borrowed amounts under the line of credit is payable monthly at the current stated prime rate plus 1.00% (6.25% at March 31, 2008).  Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement.  Additionally, the Company paid commitment fees of $40,000 in October 2006 and $50,000 in October 2007. The credit facility is secured by substantially all of the assets of the Company.

On March 31, 2008, the available credit under the credit facility was $8.6 million, all of which was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	March 31,
	2008	2007
	(In thousands)
Convertible debentures, net	$7,566	$9,410
Bank term note	210	1,573
Promissory note to landlord	—	646
Other	34	78
	7,810	11,707
Less current portion	(244)	(1,947)
	$7,566	$9,760

Convertible Debentures, Net. In May 2004, the Company sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million.  In connection with the issuance of these debentures, the Company issued detachable warrants to purchase an aggregate of 639,847 shares of its common stock, the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and is being amortized to interest expense over the term of the convertible debentures.

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

During the year ended March 31, 2008, the Company paid $1.8 million to retire $2.1 million of convertible debentures early.  In connection with this early retirement, the Company recorded a gain of $224,000, which is included within other income in the accompanying consolidated statement of operations for the year ended March 31, 2008.  Additionally, $250,000 of convertible debentures were previously converted into 69,252 shares of common stock.  At March 31, 2008, $7.8 million of the originally issued convertible debentures remained outstanding.

Bank Term Note. In October 2004, the Company entered into a $5.0 million term note payable with a bank.  The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  In October 2006, the term note was assumed by the Company’s new bank as part of the Company’s new credit facility.  The new term note was also due on May 27, 2008 and provided for monthly principal payments of approximately $104,000.  Interest accrued under the new term note at an annual rate of 8.75%.  The final payment against this term note was made in June 2008.

Promissory Note to Landlord. The Company had an unsecured promissory note payable to the landlord of its previous headquarters.  Under the terms of the note agreement, interest was payable quarterly and accrued at a rate of prime plus 2.0%.  In October 2006, January 2007, April 2007 and July 2007, the Company made required quarterly principal payments of $323,000.  As of March 31, 2008, all principal and interest under this note was paid in full.

Scheduled aggregate maturities of long-term debt principal as of March 31, 2008 were as follows:

Year Ending March 31,
(In thousands)
2009	$244
2010	7,750
7,994
Less: unamortized debt discount	(184)
$7,810

5.                                     Income Taxes

The reconciliation of the Company’s income tax benefit to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Income tax (benefit) provision at statutory rates	$2,131	$536	$(284)
State income taxes net of federal benefit	(675)	(147)	(85)
Change in valuation allowance associated with federal deferred tax assets	(7,558)	(1,895)	(892)
Compensation charges	194	—	222
Unrecognized tax benefits	(133)	—	—
AMT and foreign taxes	40	24	46
Other permanent differences	101	139	108
Income tax benefit	$(5,900)	$(1,343)	$(885)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating losses	$16,777	$18,806
Credit carry forwards	164	1,401
Deferred compensation and payroll	1,359	2,032
Bad debt allowances and other reserves	601	524
Acquired intangibles	—	67
Other, net	167	—
Total deferred tax assets	19,068	22,830
Valuation allowance	(7,887)	(19,543)
Net deferred tax assets	11,181	3,287

Deferred tax liabilities:
Other, Net	(490)	(135)
Property and equipment	(160)	(125)
Acquired intangibles	(183)	—
Total deferred tax liabilities	(833)	(260)
Net deferred tax assets	$10,348	$3,027

Current portion of net deferred taxes	$2,541	$494
Long-term portion of net deferred taxes	7,807	2,533
Net deferred tax assets	$10,348	$3,027

The components of current and deferred federal and state income tax benefits and provisions are as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Current income tax provision
Federal	$94	$25	$9
State	40	32	3
Foreign	40	24	46
Deferred income tax benefit
Federal	(5,011)	(1,170)	(812)
State	(1,063)	(254)	(131)
Net income tax benefit	$(5,900)	$(1,343)	$(885)

At March 31, 2008, the Company had approximately $581,000 in federal general business credit carryforwards that begin to expire in 2014 and $818,000 in state general business credit carryforwards that can be carried forward indefinitely. The Company had $44.7 million of federal net operating loss carryforwards at March 31, 2008 that begin to expire in 2019 and $16.6 million of state net operating loss carryforwards that begin to expire in 2013.

Prior to May 28, 2004, the Iteris Subsidiary was required to file a separate federal income tax return. On May 28, 2004, the Company acquired a greater than 80% ownership interest in the Iteris Subsidiary. From that date forward, income taxes are provided on a consolidated basis for federal income tax purposes. Due to changes in stock ownership, the prior year $49.8 million of federal net operating loss carryforwards and other federal tax attributes of the Company are subject to a Section 382 limitation estimated at approximately $7.8 million annually which can be utilized to offset federal consolidated taxable income. To the extent such limitation is not exceeded in a particular year, the excess limitation accumulates and adds to subsequent years’ limitations.

As a result of SFAS 123R, our deferred tax assets at March 31, 2008 do not include $1.9 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. Stockholders’ equity will be increased by $1.9 million if and when such excess tax benefits are ultimately realized.

At March 31, 2008, the Company recorded a valuation allowance against its net deferred tax assets of approximately
$7.9 million for that portion of deferred tax assets that it is more likely than not will not be realized. In making such determination, a review of all available positive and negative evidence was considered, including scheduled reversal of deferred tax liabilities, potential carryback, projected future taxable income, tax planning strategies, and recent financial performance. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense.

Unremitted earnings of the Company’s foreign subsidiary have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated that such earnings will be remitted to the United States.  If remitted, the additional United States taxes would not be material.

6.                                     Commitments and Contingencies

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

Operating Leases

In May 2007, the Company entered into an agreement to lease 52,000 square feet of space in Santa Ana, California for a term of 88 months. In September 2007, the Company relocated its headquarters and principal operations into this space. The monthly lease rate is $102,000 during the first year of the lease and increases each year thereafter, up to a maximum of $120,000 during the last year of the lease. The lease may be extended for a period of five years, at the option of the Company, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement date of the extension period. Additionally, the lease agreement provides for $1.8 million in incentives in the form of tenant improvement allowances, which the Company recorded as deferred rent and capitalized leasehold improvements in its consolidated balance sheet.  The deferred rent amount will reduce future rent expense over the term of the lease, and the capitalized leasehold improvements amount will be depreciated over the initial term of the lease (the estimated useful life of the related leasehold improvements).

The Company has lease commitments for facilities in various locations throughout the United States.  Future minimum rental payments under these noncancelable operating leases at March 31, 2008 were as follows:

Fiscal Year Ending March 31,
(In thousands)
2009	$1,594
2010	1,431
2011	1,366
2012	1,332
2013	1,363
Thereafter	2,460
Total	$9,546

Rent expense totaled $2.1 million, $2.2 million and $1.9 million, respectively, for the years ended March 31, 2008, 2007 and 2006.

The Company previously had recorded on its consolidated balance sheet a deferred gain related to the May 2002 sale and leaseback of its prior headquarters in Anaheim, California.  The deferred gain was amortized over the term of the underlying lease, which terminated in September 2007, and resulted in a realized gain of $165,000 in the fiscal year ended March 31, 2008 and $284,000 in the fiscal years ended March 31, 2007 and 2006.

The Company previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), a former subsidiary of the Company that was sold by the Company in September 2003 and is currently owned by an investor group that includes two of the Company’s directors, one of which is the Chief Executive Officer of MAXxess. At March 31, 2008, MAXxess owed the Company an aggregate of $274,000 related to this sublease, which terminated in September 2007, and certain related ancillary services that were provided by the Company to MAXxess.  Although the Company has fully reserved for amounts owed to it by MAXxess under the terms of this sublease, the Company intends to pursue full payment of any and all amounts due from MAXxess.

Inventory Purchase Commitments

At March 31, 2008, the Company had firm commitments to purchase inventory in the amount of $2.3 million during the first and second quarters of its fiscal year ending March 31, 2009.

Deferred Compensation Plan

In 1986, the Company adopted the Executive Deferral Plan (the “1986 Plan”) under which certain executives were able to defer a portion of their annual compensation into the 1986 Plan. All deferred amounts earned interest, generally with no guaranteed rate of return.  During the year ended March 31, 2003, the Company adopted the Deferred Compensation Plan, and all assets of the 1986 Plan were transferred into the Deferred Compensation Plan.  No compensation withholdings were deferred under the 1986 Plan or the Deferred Compensation Plan in the years ended March 31, 2008, 2007 and 2006.

At March 31, 2008, the Deferred Compensation Plan held 167,177 shares of the Company’s common stock and $5,000 in cash, which the Company has presented as an aggregated $391,000 deferred compensation plan liability in the accompanying consolidated balance sheet. At March 31, 2007, the Deferred Compensation Plan held 310,510 shares of the Company’s common stock and $15,000 in cash.  Changes in the value of Company common stock held by the Deferred Compensation Plan are determined based on changes in the quoted market price of the Company’s common stock at the close of each reporting period and presented within operating expenses in the accompanying consolidated statements of operations. As a result of such changes in the value of Company common stock, the Company recorded expense of $21,000, a benefit of $91,000 and expense of $48,000 in the years ended March 31, 2008, 2007 and 2006, respectively.  The original $202,000 cost basis of shares of Company common stock held in the Deferred Compensation Plan at March 31, 2008 has been recorded as a contra-equity account in the accompanying consolidated financial statements.  On June 3, 2008, substantially all of the remaining assets of the Deferred Compensation Plan were distributed.

7.                                     Redeemable Common Stock

In connection with the merger of the Iteris Subsidiary into the Company (Note 1) in May 2004, the Company acquired 547,893 shares of common stock of the Iteris Subsidiary in exchange for the issuance of 1,219,445 shares of the Company’s common stock, which was valued at $3.4 million at the date of issuance. Beginning on May 28, 2007, the holder of these shares had the right to require the Company to repurchase up to 100% of the shares at a purchase price of $1.438 per share.

All such rights to require the repurchase of these shares expired on September 28, 2007. Because these rights were outside of the control of the Company, the Company previously had classified the $3.4 million value of the 1,219,445 shares as redeemable common stock on its consolidated balance sheet. Upon the expiration of these rights, the Company reclassified $122,000 to common stock, representing the par value of the shares, and $3.3 million to additional paid-in capital on its consolidated balance sheet.

8.                                     Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. As of March 31, 2008 and 2007, there were no outstanding shares of preferred stock, and the Company does not have any plans to issue any shares of preferred stock. The Company’s Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights.

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

In connection with the issuance of the new warrants, the Company is party to a registration rights agreement that contains provisions under which the Company could be subjected to liquidated damages should it fail to maintain effective registration statements for the shares of common stock issuable upon exercise of the warrants.  These warrants have been accounted for within equity in the consolidated balance sheets as of March 31, 2008 and 2007 in accordance with EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of March 31, 2008, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

The following table summarizes information regarding outstanding warrants to purchase the Company’s common stock as of March 31, 2008:

Range of Exercise Prices	Warrants Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	(In thousands, except per share amounts)
$1.42	15	5.42	$1.42
$3.25	246	2.91	$3.25
$3.61 to $4.03	674	1.13	$3.93
$5.00 to $5.26	230	1.66	$5.18
	1,165	1.67	$4.00

All of the warrants were exercisable at March 31, 2008.  Warrants to purchase an aggregate of 246,260 shares of common stock at an exercise price of $3.25 per share are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $5.00 per share are callable by the Company if the market price of the Company’s common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

Common stock reserved for future issuance at March 31, 2008:

(In thousands)
Issuable under stock options plans	4,985
Issuable upon the exercise of warrants	1,165
6,150

9.                                     Associate Benefit Plans

Stock Option Plan

On September 21, 2007, the Company’s stockholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of the Company’s unissued common stock may be granted to employees, officers, consultants and directors to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards based on the value of the Company’s common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of March 31, 2008, options to purchase an aggregate of 389,000 shares of common stock were outstanding under the 2007 Plan.

The Company’s 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan will remain outstanding pursuant to the terms of such stock options. As of March 31, 2008, options to purchase 1.4 million shares of the Company’s common stock were outstanding under the 1997 Plan.

In connection with the merger of the Company and the Iteris Subsidiary (Note 1), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder. As of March 31, 2008, options to purchase 2.7 million shares of the Company’s common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances. These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the year ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2007	5,818	$1.60	3.4
Granted	389	$2.38	N/A
Exercised	(1,515)	$0.90	N/A
Forfeited	(53)	$2.92	N/A
Expired	(115)	$3.90	N/A
Options outstanding at March 31, 2008	4,524	$1.83	3.7	$3,761
Vested and expected to vest at March 31, 2008	4,400	$1.81	3.6	$3,759
Options exercisable at March 31, 2008	3,875	$1.72	2.8	$3,750
Options exercisable at March 31, 2008 pursuant to a change-in-control	4,524	$1.83	3.7	$3,761

At March 31, 2008, there were 461,000 shares of common stock available for grant under the 2007 Plan.

For the years ended March 31, 2008, 2007 and 2006, the Company received $1.4 million, $1.1 million and $296,000, respectively, in cash from the exercise of stock options.

Stock-Based Compensation Expense

Total stock-based compensation expense for the years ended March 31, 2008, 2007 and 2006 was $290,000, $288,000, and $725,000, respectively.  No income tax benefit was realized from activity in the Plans during the years ended March 31, 2008, 2007 and 2006.

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

	Year Ended March 31,
	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected life — years	7.0	7.0	7.0
Risk-free interest rate	3.8%	4.7%	5.5%
Expected volatility of common stock	0.8	0.9	0.5

A summary of the grant date fair value and intrinsic value information is as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.83	$1.92	$1.77
Intrinsic value of options exercised	$2,555	$2,288	$295

At March 31, 2008, there was $1.2 million of total unrecognized compensation expense related to unvested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 3.5 years.

Associate Incentive Programs

Under the terms of a Profit Sharing Plan, the Company may contribute to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made during the years ended March 31, 2008, 2007 and 2006.

In May 1990, the Company adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. The Company matches up to 90% of contributions, based on years of service, up to a stated limit. Under the provisions of the 401(k) Plan, associates have various investment choices, one of which is the purchase of Iteris, Inc. common stock at market price. Company matching contributions were approximately $401,000, $480,000, and $317,000 and for the years ended March 31, 2008, 2007, and 2006, respectively.

10.                              Business Segment and Geographic Information

The Company currently operates in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes Vantage vehicle detection systems for traffic intersection control and certain highway traffic data collection applications. The Vehicle Sensors segment is comprised of all activities related to AutoVue lane departure warning systems. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Prior to April 1, 2007, certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses were not allocated to the segments. Beginning April 1, 2007, the Company increased the portion of its corporate expenses that it allocates to its segments such that substantially all corporate expenses are allocated.  Interest, amortization of certain intangibles and certain corporate expenses are still not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All segment revenues are derived from external customers.

Selected financial information for the Company’s reportable segments as of and for the years ended March 31, 2008, 2007 and 2006 is as follows:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Year Ended March 31, 2008
Product revenue from external customers	$28,452	$10,016	$—	$38,468
Service and other revenue from external customers	—	1,858	24,837	26,695
Stock-based compensation	18	45	27	90
Depreciation	107	130	147	384
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	5,062	552	2,094	7,708

Year Ended March 31, 2007
Product revenue from external customers	$27,261	$6,408	$—	$33,669
Service and other revenue from external customers	—	2,579	22,049	24,628
Stock-based compensation	37	54	78	169
Depreciation	82	138	126	346
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income (loss)	6,035	(2,625)	2,551	5,961

Year Ended March 31, 2006
Product revenue from external customers	$22,446	$5,865	$—	$28,311
Service and other revenue from external customers	—	2,845	19,330	22,175
Stock-based compensation	177	101	342	620
Depreciation	132	189	266	587
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income (loss)	3,420	(2,476)	1,842	2,786

The Roadway Sensors segment had one customer with combined revenue representing 16.9% of total segment revenue for the year ended March 31, 2008; one customer with revenue representing 26.5% of total segment revenue for the year ended March 31, 2007; and one customer with revenue representing 25.9% of total segment revenue for the year ended March 31, 2006. The Vehicle Sensors segment had three customers with combined revenue representing 60.9% of total segment revenue for the year ended March 31, 2008; three customers with combined revenue representing 64.2% of total segment revenue for the year ended March 31, 2007; and two customers with combined revenue representing 70.7% of total segment revenue for the year ended March 31, 2006. The Transportation Systems segment had one customer with revenue representing 13.3% of total segment revenue for the year ended March 31, 2007.

The following reconciles segment income to consolidated income (loss) before income taxes and segment assets to consolidated assets:

	March 31,
	2008	2007	2006
	(In thousands)
Segment income
Total income for reportable segments	$7,708	$5,961	$2,786
Unallocated amounts:
Corporate and other expenses	(266)	(1,986)	(2,020)
Amortization of intangible assets	(147)	(147)	(147)
Other income (expense), net	252	(653)	35
Interest expense, net	(1,284)	(1,600)	(1,459)
Income (loss) before income taxes	$6,263	$1,575	$(805)

The Company’s revenues are generated and the Company’s assets are held substantially in the United States.

11.                              Quarterly Financial Data (Unaudited)

	Total Net Sales and Contract Revenues	Gross Profit	Net Income	Basic Earnings per Share		Diluted Earnings per Share
	(In thousands, except per share amounts)
June 30, 2007	$15,757	$7,094	$1,096	$0.03		$0.03
September 30, 2007	16,976	7,262	2,170	0.07		0.06
December 31, 2007	15,363	6,500	954	0.03		0.03
March 31, 2008	17,067	7,441	7,943	0.24		0.23
	$65,163	$28,297	$12,163	$0.37	*	$0.35	*

June 30, 2006	$13,816	$5,719	$279	$0.01		$0.01
September 30, 2006	14,466	5,957	732	0.03		0.02
December 31, 2006	14,488	5,676	310	0.01		0.01
March 31, 2007	15,527	6,656	1,597	0.05		0.05
	$58,297	$24,008	$2,918	$0.10	*	$0.09	*

*            Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Schedule II

Valuation and Qualifying Accounts (In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Accounts	Balance at End of Period

Year Ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$664	$360	$(4)	$1,020
Reserve for inventory obsolescence	844	576	(601)	819
Year Ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$429	$220	$15	$664
Reserve for inventory obsolescence	592	420	(168)	844
Year Ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$239	$275	$(85)	$429
Reserve for inventory obsolescence	514	312	(234)	592