Form 10-Q
period 2008-06-30
ITERIS, INC.
filed 2008-08-01
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 30, 2008, the registrant had 33,971,002 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2008

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” collectively refer to Iteris, Inc.

AutoVue®, Iteris®, Vantage® and eAccess™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68	$421
Trade accounts receivable, net of allowance for doubtful accounts of $1,032 and $1,020 at June 30, 2008 and March 31, 2008, respectively	16,027	13,108
Costs and estimated earnings in excess of billings on uncompleted contracts	4,144	5,351
Inventories, net of reserve for inventory obsolescence of $885 and $819 at June 30, 2008 and March 31, 2008, respectively	4,380	4,226
Deferred income taxes	2,541	2,541
Prepaid expenses and other current assets	451	371
Total current assets	27,611	26,018
Property and equipment, net	3,482	3,467
Deferred income taxes	7,807	7,807
Intangible assets, net	221	257
Goodwill	27,774	27,774
Other assets	296	322
Total assets	$67,191	$65,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,552	$3,902
Accrued payroll and related expenses	3,507	3,825
Accrued liabilities	2,901	1,973
Billings in excess of costs and estimated earnings on uncompleted contracts	1,306	1,126
Revolving line of credit	—	—
Current portion of long-term debt	7,630	244
Total current liabilities	18,896	11,070
Deferred rent	1,899	1,956
Unrecognized tax benefits	1,380	1,381
Other non-current liabilities	105	461
Long-term debt	—	7,566
Total liabilities	22,280	22,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at June 30, 2008 and March 31, 2008	—	—
Common stock, $0.10 par value, 70,000 shares authorized, 33,891 and 33,420 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	3,389	3,342
Additional paid-in capital	136,333	135,516
Common stock held in trust, 24 and 167 shares at June 30, 2008 and March 31, 2008, respectively	(31)	(202)
Accumulated deficit	(94,833)	(95,499)
Accumulated other comprehensive income	53	54
Total stockholders’ equity	44,911	43,211
Total liabilities and stockholders’ equity	$67,191	$65,645

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2008	2007
Net sales and contract revenues:
Net sales	$10,526	$10,244
Contract revenues	6,916	5,513
Total net sales and contract revenues	17,442	15,757

Costs of net sales and contract revenues:
Cost of net sales(a)	5,267	5,175
Cost of contract revenues(a)	4,423	3,488
Gross profit	7,752	7,094
Operating expenses:
Selling, general and administrative(a)	5,156	4,489
Research and development(a)	1,210	994
Amortization of intangible assets	36	37
Total operating expenses	6,402	5,520
Operating income	1,350	1,574
Non-operating income (expense):
Other income, net	5	19
Interest expense, net	(198)	(363)
Income before income taxes	1,157	1,230
Income tax provision	(491)	(134)
Net income	$666	$1,096

Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03
Weighted average shares outstanding:
Basic	33,618	32,089
Diluted	34,939	34,317

(a) Includes stock-based compensation expense as follows:

Cost of net sales	$2	$1
Cost of contract revenues	10	3
Selling, general and administrative expense	77	59
Research and development expense	5	3
Total	$94	$66

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$666	$1,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	242	149
Stock-based compensation expense	94	66
Amortization of debt discount	41	52
Amortization of intangible assets	36	37
Amortization of deferred financing costs	27	35
Change in deferred tax assets	—	104
Amortization of deferred gain on sale—leaseback transaction	—	(71)
Changes in operating assets and liabilities:
Accounts receivable	(2,919)	1,822
Net costs and estimated earnings in excess of billings	1,387	(1,682)
Inventories	(154)	458
Prepaid expenses and other assets	(81)	(511)
Accounts payable and accrued liabilities	(5)	308
Net cash provided by (used in) operating activities	(666)	1,863

Cash flows from investing activities
Purchases of property and equipment	(257)	(137)

Cash flows from financing activities
Proceeds from stock option exercises	514	726
Change in checks drawn in excess of available bank balances	277	(47)
Payments on long-term debt	(221)	(648)
Net borrowings on line of credit	—	422
Net cash provided by financing activities	570	453
Increase (decrease) in cash	(353)	2,179
Cash at beginning of period	421	35
Cash at end of period	$68	$2,214

Supplemental cash flow information:
Cash paid during the period:
Interest	$130	$301
Income taxes	187	48

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in settlement of liabilities	$427	$350
Write-off of notes receivable from employees	—	(5)

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, the consolidated results of operations for the three months ended June 30, 2008 and 2007, and the consolidated cash flows for the three months ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which was filed with the SEC on June 12, 2008.

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

In addition to product and contract revenue, the Company derives revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned, based on unit sales of the Company’s products.  Non-recurring contract engineering revenues and royalty revenues are included in net sales in the accompanying condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. In respect to financial assets and liabilities, the Company adopted SFAS 157 in the first quarter of fiscal 2009. There was no material impact on the consolidated financial statements. The Company is currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to its non-financial assets and liabilities and expects to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of its fiscal year ending March 31, 2010.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

2. Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30, 2008	March 31, 2008
	(In thousands)
Materials and supplies	$3,656	$3,031
Work in process	160	345
Finished goods	564	850
	$4,380	$4,226

Intangible Assets

	June 30, 2008		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(406)	$495	$(381)
Patents	317	(185)	317	(174)
Total	$812	$(591)	$812	$(555)

Amortization expense for intangible assets subject to amortization was $36,000 and $37,000 for the three months ended June 30, 2008 and 2007, respectively.  Future estimated amortization expense for the remainder of the current fiscal year and the next three fiscal years is as follows:

Fiscal Year Ending March 31:
(In thousands)
2009	$111
2010	58
2011	46
2012	6
$221

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Balance at beginning of period	$494	$520
Additions charged to cost of sales	99	99
Warranty claims	(64)	(50)
Balance at end of period	$529	$569

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$666	$1,096

Denominator:
Weighted average common shares used in basic computation	33,618	32,089
Dilutive stock options	1,314	2,197
Dilutive warrants	7	31
Weighted average common shares used in dilutive computation	34,939	34,317

Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Stock options	517	668
Warrants	1,150	1,190
Convertible debentures	2,147	2,729

3. Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2006, the Company entered into a two-year credit facility with a bank. At June 30, 2008, the facility provided for line of credit borrowings of up to $10.0 million. Under the credit facility, the Company may borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit is payable monthly at the current stated prime rate plus 1.00% (6.00% at June 30, 2008). Additionally, the Company is obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The credit facility requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility is secured by substantially all of the assets of the Company.

On June 30, 2008, the available credit under the Company’s credit facility was $9.9 million, all of which was unused.

Long-Term Debt

The Company’s long-term debt consists of the following:

	June 30, 2008	March 31, 2008
	(In thousands)
Convertible debentures, net	$7,607	$7,566
Bank term note	—	210
Other	23	34
	7,630	7,810
Less current portion	(7,630)	(244)
	$—	$7,566

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

The debentures are due in full on May 19, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount. As of June 30, 2008, $250,000 of convertible debentures had been converted into 69,252 shares of common stock and $2.1 million of convertible debentures had been retired early leaving $7.8 million of the originally issued convertible debentures outstanding at June 30, 2008.

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

Scheduled aggregate maturities of long-term debt principal as of June 30, 2008 were as follows:

Fiscal Year Ending March 31,
(In thousands)
2009	$23
2010	7,750
7,773
Less: unamortized debt discount	(143)
$7,630

4. Commitments and Contingencies

Litigation and Other Contingencies

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at June 30, 2008 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2009	$1,398
2010	1,544
2011	1,412
2012	1,332
2013	1,363
Thereafter	2,460
Total	$9,509

The Company previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), a former subsidiary of the Company that was sold by the Company in September 2003 and is currently owned by an investor group that includes three of the Company’s directors, one of which is the Chief Executive Officer of MAXxess. At June 30, 2008, MAXxess owed the Company an aggregate of $274,000 related to this sublease, which terminated in September 2007, and certain related ancillary services that were previously provided by the Company to MAXxess.  Although the Company has fully reserved for amounts owed to it by MAXxess under the terms of this sublease, the Company intends to pursue full payment of any and all amounts due from MAXxess.

Inventory Purchase Commitments

At June 30, 2008, the Company had firm commitments to purchase inventory in the amount of $1.6 million during the next three fiscal quarters.

5. Stock-Based Compensation

The Company’s 2007 Omnibus Incentive Plan (the “2007 Plan”) provides that options to purchase shares of the Company’s unissued common stock may be granted to employees, officers, consultants and directors to the Company at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards based on the value of the Company’s common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of June 30, 2008, options to purchase an aggregate of 389,000 shares of common stock were outstanding under the 2007 Plan.

The Company’s 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan will remain outstanding pursuant to the terms of such stock options. As of June 30, 2008, options to purchase 1.4 million shares of the Company’s common stock were outstanding under the 1997 Plan.

In connection with the October 2004 merger of the Company and what was previously its majority-owned subsidiary, Iteris Inc. (the “Iteris Subsidiary”), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder. As of June 30, 2008, options to purchase 2.2 million shares of the Company’s common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances. These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the three months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and number of years)
Options outstanding at March 31, 2008	4,524	$1.83	3.7
Granted	—	N/A	N/A
Exercised	(471)	1.10	N/A
Forfeited	—	N/A	N/A
Expired	(30)	1.35	N/A
Options outstanding at June 30, 2008	4,023	$1.92	4.1	$3,875
Vested and expected to vest at June 30, 2008	3,906	$1.91	3.9	$3,860
Options exercisable at June 30, 2008	3,400	$1.82	3.2	$3,798
Options exercisable at June 30, 2008 pursuant to a change-in-control	4,023	$1.92	4.1	$3,875

At June 30, 2008, there were 461,000 shares of common stock available for grant under the 2007 Plan.

For the three months ended June 30, 2008 and 2007, the Company received $514,000 and $726,000, respectively, in cash from the exercise of stock options. Total stock-based compensation expense was $94,000 and $66,000 for the three months ended June 30, 2008 and 2007, respectively.  No income tax benefit was realized from activity in the Plans during the three months ended June 30, 2008 and 2007.

At June 30, 2008, there was $1.2 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 3.4 years.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatility is based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. No stock options were granted in either of the three month periods ended June 30, 2008 on 2007.

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	N/A	N/A
Intrinsic value of options exercised	$656	$1,417

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

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three months ended June 30, 2008 and 2007:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended June 30, 2008
Product revenue	$7,426	$2,726	$—	$10,152
Service and other revenue	—	374	6,916	7,290
Stock-based compensation expense	8	12	13	33
Depreciation and amortization	48	37	56	141
Segment income	1,008	158	406	1,572

Three Months Ended June 30, 2007
Product revenue	$7,224	$2,584	$—	$9,808
Service and other revenue	—	436	5,513	5,949
Stock-based compensation expense	6	13	7	26
Depreciation and amortization	26	36	31	93
Segment income	1,105	50	544	1,699

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Total income for reportable segments	$1,572	$1,699
Unallocated amounts:
Corporate expenses	(222)	(125)
Other income, net	5	19
Interest expense, net	(198)	(363)
Income before income taxes	$1,157	$1,230

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

Overview

We are a leader in the traffic management market that focuses on the development and application of advanced technologies that reduce traffic congestion, minimize the environmental impact of traffic congestion and improve the safety of surface transportation systems. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers worldwide.

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment is comprised of all activities related to our AutoVue Lane Departure Warning (“LDW”) systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

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

Our AutoVue LDW systems consist of a small windshield mounted sensor that uses proprietary software to detect and warn drivers of unintended lane departures. In excess of 90,000 production AutoVue units have been sold for car and truck platforms in the North American and European markets. Our AutoVue LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets, and to date, 65 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 49,000 vehicles.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes and stock-based compensation.  These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. In respect to financial assets and liabilities, the Company adopted SFAS 157 in the first quarter of fiscal 2009. There was no material impact on the consolidated financial statements. We are currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to our non-financial assets and liabilities and expect to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of our fiscal year ending March 31, 2010.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated.

	Three Months Ended June 30,
	2008	2007
Net sales and contract revenues:
Net sales	60.3%	65.0%
Contract revenues	39.7	35.0
Total net sales and contract revenues	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	30.2	32.9
Cost of contract revenues	25.4	22.1
Gross profit	44.4	45.0
Operating expenses:
Selling, general and administrative	29.6	28.5
Research and development	6.9	6.3
Amortization of intangible assets	0.2	0.2
Total operating expenses	36.7	35.0
Operating income	7.7	10.0
Non-operating income (expense):
Other income, net	0.0	0.1
Interest expense, net	(1.1)	(2.3)
Income before income taxes	6.6	7.8
Income tax provision	(2.8)	(0.8)
Net income	3.8%	7.0%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage video detection systems, and Vehicle Sensor sales, which are derived from sales of AutoVue LDW systems, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a relatively diverse customer base with our largest customer constituting 6.2% of total net sales and contract revenues in the three months ended June 30, 2008.

Total net sales and contract revenues increased 10.7% to $17.4 million for the three months ended June 30, 2008, compared to $15.8 million in the corresponding period of the prior fiscal year. The increase was primarily driven by increased contract revenues, as discussed below.

Net sales increased 2.8% to $10.5 million for the three months ended June 30, 2008, compared to $10.2 million in the corresponding period of the prior fiscal year.

Roadway Sensors net sales increased 2.8% to $7.4 million for the three months ended June 30, 2008, versus $7.2 million in the corresponding period of the prior fiscal year. The increase in Roadway Sensors net sales for the three months ended June 30, 2008 reflects the continued adoption of video vehicle detection technology, such as the technology offered by our Vantage line of products, both domestically and internationally.  We continue to believe that the current increased rate of adoption has to some extent been due to increased government spending on traffic initiatives, which we believe has been at least partially made possible by the passage of the Federal Highway Bill in August 2005, as well as expanded sales and marketing efforts, particularly in North America. The 2005 Federal Highway Bill is set to expire in 2009. It is too early to determine any impact on future Roadway Sensors revenues as a result of potential delays in the passage of future bills.

Vehicle Sensors net sales increased 2.6% to $3.1 million for the three months ended June 30, 2008, versus $3.0 million in the corresponding period of the prior fiscal year. This increase was primarily a result of increased unit sales of our LDW systems to European and Asian OEMs, offset in part, by decreased unit sales in North America.  Sales of LDW systems to the heavy truck market increased by $142,000, or 5.5%, for the three month period ended June 30, 2008, when compared to the corresponding period in the prior fiscal year. We expect sales of LDW units to the heavy truck market to continue to increase, when compared to the prior year period, for at least the remainder of calendar year 2008 due to increased sales of LDW units in Europe and Asia; however, we expect to experience either flat or decreased sales to the North American heavy truck market in our next few fiscal quarters as a result of an overall decline in new truck sales in the U.S., the general slowdown in the U.S. housing market and overall economy. Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo Schalter and Sensuren GmbH (“Valeo”), which aggregated $374,000 for the three months ended June 30, 2008, compared to $436,000 in the corresponding period of the prior fiscal year.

Contract revenues increased 25.4% to $6.9 million for the three months ended June 30, 2008, compared to $5.5 million in the corresponding period of the prior fiscal year. This increase was largely due to increased funding at the federal, state and local levels throughout the country, as well as new contract awards. In response to this growth in funding, we have increased our Transportation Systems staff by 7% in the three months ended June 30, 2008, and we expect to continue to increase our Transportation Systems staff over the remainder of fiscal 2009.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  We anticipate that our contract revenues will continue to increase for the balance of fiscal 2009, largely as a result of approximately $11 million in new contracts awarded to us during the first quarter of fiscal 2009.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Although we are not aware of any imminent changes in government spending patterns, it is conceivable that, as a result of softening macroeconomic conditions in the U.S. and the decline in the new housing market, government funding for certain traffic initiatives and roadway improvement projects could be delayed or diverted to focus on other budgetary needs.  Should this occur, it is possible that future domestic Roadway Sensors net sales or Transportation System contract revenues would be adversely affected.

Gross Profit.  Total gross profit increased 9.3% to $7.8 million for the three months ended June 30, 2008, as compared to $7.1 million in the corresponding period of the prior fiscal year. Total gross profit as a percent of net sales and contract revenues decreased slightly to 44.4% for the three months ended June 30, 2008, as compared to 45.0% in the corresponding period of the prior fiscal year.

Gross profit as a percent of net sales was 50.0% for the three months ended June 30, 2008, compared to 49.5% in the corresponding period of the prior fiscal year. This increase in gross profit was primarily a result of increased gross profit in the Vehicle Sensors segment, largely as a result of the continued expansion of our Vehicle Sensors customer base as well as improved production efficiencies.  Roadway Sensors gross profit as a percent of net sales was relatively flat compared to the prior year.  Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has fluctuated over the last twelve quarters from a high of 50.2% in the first quarter of fiscal 2006 to a low of 39.2% reported in the third quarter of fiscal 2007.

Gross profit as a percent of contract revenues was 36.0% for the three months ended June 30, 2008, compared to 36.7% in the corresponding period of the prior fiscal year. We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period.  The decrease in gross profit as a percent of contract revenues for the three months ended June 30, 2008 reflects a contract mix weighted more toward lower margin contracts in the period. Lower margin contracts generally have a higher proportion of sub-consulting revenues associated with them.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 14.9% to $5.2 million (or 29.6% of total net sales and contract revenues) in the three months ended June 30, 2008, compared to $4.5 million (or 28.5% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  This increase was largely attributable to higher selling expenses in our Transportation Systems segment aimed at capturing additional contract backlog in the current quarter as well as increased general and administrative expenses related to our efforts to comply with the internal control attestation requirements of the Sarbanes-Oxley Act, with which we began to comply in fiscal 2008.

Research and Development Expense.  Research and development expense increased 21.7% to $1.2 million (or 6.9% of total net sales and contract revenues) for the three months ended June 30, 2008, compared to $1.0 million (or 6.3% of total net sales and contract revenues) in the corresponding period of the prior fiscal year.  This increase was primarily due to increased research and development activities in Roadway Sensors aimed at accelerating the time to market of certain new products.  We believe research and development activities are crucial to our ability to continue to be a leader in our markets, and we expect our expenditures in this area to continue to run at an increased level, versus the prior year, for the remainder of fiscal 2009.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Interest expense	$(130)	$(276)
Amortization of debt discount	(41)	(52)
Amortization of deferred finance costs	(27)	(35)
Interest expense, net	$(198)	$(363)

Interest expense decreased for the three months ended June 30, 2008 compared to the corresponding period in the prior fiscal year as a result of an overall lower level of borrowings.

Income Taxes.  During the three months ended June 30, 2008, we recognized income tax expense of $491,000 as compared to income tax expense of $134,000 in the corresponding period of the prior fiscal year, resulting in an effective tax rate of 42.4% for the three months ended June 30, 2008, versus an effective tax rate of 10.9% in the corresponding period of the prior fiscal year.  The increase in our effective tax rate in the current year period was primarily due to an adjustment of the valuation allowance recorded against our deferred tax assets in the prior year period as a result of changes in our estimates of the future realizability of these assets.  The company analyzes its tax estimates quarterly, and should those estimates result in an increase in future taxable income, we may continue to record similar adjustments to our deferred tax asset valuation allowance, which totaled approximately $8.0 million at June 30, 2008.  This may cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations. At June 30, 2008, we had $8.7 million in working capital, which included $7.8 million attributable to outstanding convertible debentures, no borrowings on our $10.0 million line of credit and $68,000 in cash and cash equivalents. This compares to working capital of $14.9 million at March 31, 2008, which included no borrowings on our line of credit and $421,000 in cash and cash equivalents. The company is evaluating various financing alternatives to re-finance the convertible debentures should they not convert to common stock, and expects to have a financing structure in place before they become due in May 2009.

Our operating activities used $666,000 in cash during the three months ended June 30, 2008, primarily as a result of increases in trade accounts receivable balances, which was largely attributable to the timing of invoicing in Transportation Systems.  During the three months ended June 30, 2007, our operations provided $1.9 million of cash, primarily as a result of net income generated during the period as well as, to a lesser extent, the timing of cash flows from operating assets and liabilities.

Our investing activities for the three months ended June 30, 2008 and 2007 consisted entirely of purchases of property and equipment, which aggregated $257,000 and $137,000, respectively.

Cash provided by financing activities was $570,000 in the three months ended June 30, 2008, which was primarily the result of $514,000 in proceeds from the exercise of outstanding stock options to purchase our common stock. During the three months ended June 30, 2007, financing activities provided $453,000 of cash, which was largely the result of $726,000 in proceeds from the exercise of outstanding stock options to purchase our common stock, partially offset by net payments on borrowing of $273,000.

Borrowings

The following table summarizes our borrowings and long-term debt:

At June 30, 2008
(In thousands)
Convertible debentures, net	$7,607
Other	23
$7,630

In October 2006, we entered into a two-year credit facility with a bank.  The credit facility provides for line of credit borrowings of up to $10.0 million against our eligible accounts receivable and inventory, as defined in the credit agreement.  The interest rate on the line of credit is the current stated prime rate plus 1.00%. We are obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeds the average daily principal balance during the preceding month. The credit facility also requires $2,000 in monthly collateral management fees and includes an early termination fee equal to 1% of the total facility. The credit facility is secured by substantially all of the assets of the Company. At June 30, 2008, we had $9.9 million available under our credit facility, all of which was unused.

We believe that the cash generated from our operations, together with funds available under our credit agreement, will be sufficient to fund our operations for at least the next twelve months. The company is evaluating various financing alternatives and expects to have a new credit facility to replace our current facility upon its expiration in October 2008. However, should a shortfall occur, or if we are unsuccessful in obtaining a new credit facility, we may need to raise additional funds through other debt financings or the sale of equity securities.

Contractual Obligations

Our contractual obligations were as follows at June 30, 2008:

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Notes payable	$23	$—	$—	$—	$—	$—	$23
Convertible debentures	—	7,750	—	—	—	—	7,750
Operating leases	1,398	1,544	1,412	1,332	1,363	2,460	9,509
Total	$1,421	$9,294	$1,412	$1,332	$1,363	$2,460	$17,282

At June 30, 2008, we had firm commitments to purchase inventory in the amount of $1.6 million during our next three fiscal quarters.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 19, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. At June 30, 2008, $7.8 million of these convertible debentures remained outstanding. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At June 30, 2008, outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

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

Rule 10b5-1 Trading Plan

One of our executive officers, Francis Memole, has entered into a trading plan pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended, which covers an aggregate of 103,578 shares of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit. Our line of credit bears interest based on the prevailing prime rate (5.00% at June 30, 2008). We do not believe that a 10% increase in the interest rate on our line of credit (from 6.00% to 6.60%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

ITEM 4T.  CONTROLS AND PROCEDURES

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All.  Until recently we have historically generated significant net losses and operating losses, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $7.6 million in the fiscal year ended March 31, 2008 to negative cash flows from operations of $2.0 million in the fiscal year ended March 31, 2007 (“Fiscal 2007”). Additionally, prior to the replacement of our prior credit facility in October 2006, we failed to meet certain debt covenants under that credit agreement during two fiscal quarters. Furthermore, as of June 30, 2008, we had $7.8 million in subordinated convertible debentures outstanding that are due in full in May 2009. Should the holders of the convertible debentures not elect to convert the principal into shares of our common stock, we may need to raise additional capital to refinance this debt.

At June 30, 2008, we had $68,000 of cash and cash equivalents and relied on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

If Our Internal Controls Over Financial Reporting Do Not Comply With The Requirements Of The Sarbanes-Oxley Act, Our Business And Stock Price Could Be Adversely Affected.  Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting beginning with our fiscal year ending March 31, 2010. We may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent auditors may still conclude that our internal controls over financial reporting are not effective.

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

•                                          delays in funding, including the delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of a reduction or a delay in the passage of the 2005 Federal Highway Bill, which is set to expire in 2009;

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

New Environmental Regulations May Result In A Decline In Our AutoVue Sales and Royalties. Environmental regulations in Europe were modified and became effective in 2006, which required more stringent emissions compliance in new trucks manufactured in Europe after 2006. These regulations caused the cost of certain trucks to increase significantly and caused a decline in new truck sales in Europe. Similar regulations were exacted in North America that impacted diesel engines built after January 2007. North America heavy truck sales in 2007 and the first two quarters of 2008 declined significantly as compared to the prior year, which we believe was at least in part a result of large 2006 prebuys of heavy trucks made in anticipation of the new North America emission standards.  We may experience a further decline in our LDW sales to truck OEMs related to these stricter regulations. Additionally, we may experience future declines in our LDW sales to truck OEMs as a result of future regulations such as these.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In Fiscal 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier. In addition, one of the other developers of LDW systems was acquired by a larger company during Fiscal 2007, who in July 2008 sold its in-vehicle vision business to a multi-national manufacturer and supplier of in-vehicle saftey products. This new competitor could be more aggressive in both the passenger car and heavy truck markets, as a result of its greater access to resources and reputation in the market. Additional new competitors may enter this market in the future. Furthermore, awareness of LDW technology is increasing and other market players are attempting to develop competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEM’s. These OEM’s could make a supplier change based on price, product performance or available features. Should our competition be successful, this could erode our ability to successfully market and sell our LDW systems to new and existing customers.

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

•                                          the size, timing, rescheduling or cancellation of significant customer orders;

•                                          delays in government contracts and funding from time to time for consulting contracts or intersection maintenace and upgrades;

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

We Could Experience Negative Financial Impacts Arising From Developments In Contingencies Created Under Our Previous Structure Or By Former Subsidiaries. Although we divested ourselves of all business units prior to October 2004, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, in July 2006 we entered into a settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we issued 88,912 shares of our common stock to this supplier (valued at $213,000 as of the date of issuance), paid this supplier $125,000 on October 20, 2006 and are required to pay an additional $350,000 in 36 equal monthly installments of $9,700 through October 2009. Although we are not aware of any other material contingencies, it is possible that other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of June 30, 2008, our officers and directors beneficially owned approximately 11% of the outstanding shares of our common stock (and approximately 15% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2008). As a result of their stock ownership, our management will be able to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed September 26, 2007	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 13, 2007

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2008	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)