Form 10-Q
period 2008-09-30
ITERIS, INC.
filed 2008-10-31
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☒

As of October 29, 2008, the registrant had 34,172,650 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2008

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc.

AutoVue®, Iteris®, Vantage®, eAccess™, VersiCam™ and EdgeConnect™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,771	$421
Trade accounts receivable, net of allowance for doubtful accounts of $747 and $1,020 at September 30, 2008 and March 31, 2008, respectively	14,634	13,108
Costs and estimated earnings in excess of billings on uncompleted contracts	4,304	5,351
Inventories, net of reserve for inventory obsolescence of $915 and $819 at September 30, 2008 and March 31, 2008, respectively	4,594	4,226
Deferred income taxes	1,514	2,541
Prepaid expenses and other current assets	425	371
Total current assets	29,242	26,018
Property and equipment, net	3,455	3,467
Deferred income taxes	7,807	7,807
Intangible assets, net	184	257
Goodwill	27,774	27,774
Other assets	269	322
Total assets	$68,731	$65,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,487	$3,902
Accrued payroll and related expenses	3,462	3,825
Accrued liabilities	2,263	1,973
Billings in excess of costs and estimated earnings on uncompleted contracts	1,368	1,126
Current portion of long-term debt	2,974	244
Total current liabilities	14,554	11,070
Deferred rent	1,830	1,956
Unrecognized tax benefits	1,379	1,381
Other non-current liabilities	67	461
Long-term debt	4,686	7,566
Total liabilities	22,516	22,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at September 30, 2008 and March 31, 2008	—	—
Common stock, $0.10 par value, 70,000 shares authorized, 34,012 and 33,420 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	3,401	3,342
Additional paid-in capital	136,585	135,516
Common stock held in trust, 24 and 167 shares at September 30, 2008 and March 31, 2008, respectively	(31)	(202)
Accumulated deficit	(93,766)	(95,499)
Accumulated other comprehensive income	26	54
Total stockholders’ equity	46,215	43,211
Total liabilities and stockholders’ equity	$68,731	$65,645

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net sales and contract revenues:
Net sales	$11,078	$10,795	$21,604	$21,039
Contract revenues	7,988	6,181	14,904	11,694
Total net sales and contract revenues	19,066	16,976	36,508	32,733

Costs of net sales and contract revenues:
Cost of net sales(a)	5,886	5,496	11,153	10,671
Cost of contract revenues(a)	5,305	4,218	9,728	7,706
Gross profit	7,875	7,262	15,627	14,356
Operating expenses:
Selling, general and administrative(a)	4,653	4,299	9,808	8,788
Research and development(a)	1,122	627	2,332	1,621
Amortization of intangible assets	36	36	73	73
Total operating expenses	5,811	4,962	12,213	10,482
Operating income	2,064	2,300	3,414	3,874
Non-operating income (expense):
Other income, net	22	25	27	44
Interest expense, net	(198)	(369)	(396)	(732)
Income before income taxes	1,888	1,956	3,045	3,186
Income tax benefit (provision)	(821)	214	(1,312)	80
Net income	$1,067	$2,170	$1,733	$3,266

Earnings per share:
Basic	$0.03	$0.07	$0.05	$0.10
Diluted	$0.03	$0.06	$0.05	$0.09
Weighted average shares outstanding:
Basic	33,948	32,702	33,783	32,396
Diluted	34,959	34,518	34,949	34,383

(a) Includes stock-based compensation expense as follows:
Cost of net sales	$3	$1	$5	$2
Cost of contract revenues	10	3	20	6
Selling, general and administrative expense	76	54	153	113
Research and development expense	5	1	10	4
Total	$94	$59	$188	$125

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,733	$3,266
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	1,027	(167)
Depreciation and amortization of property and equipment	498	291
Stock-based compensation expense	188	125
Amortization of debt discount	82	104
Amortization of intangible assets	73	73
Amortization of deferred financing costs	54	69
Amortization of deferred gain on sale—leaseback transaction	—	(165)
Changes in operating assets and liabilities:
Accounts receivable	(1,526)	(1,700)
Net costs and estimated earnings in excess of billings	1,289	(1,381)
Inventories	(368)	1,533
Prepaid expenses and other assets	(55)	(252)
Accounts payable and accrued liabilities	389	225
Net cash provided by operating activities	3,384	2,021

Cash flows from investing activities
Purchases of property and equipment	(486)	(293)

Cash flows from financing activities
Proceeds from stock option and warrant exercises	684	940
Payments on long-term debt	(232)	(1,297)
Net payments on line of credit	—	(1,494)
Change in checks drawn in excess of available bank balances	—	143
Net cash provided by (used in) financing activities	452	(1,708)
Increase in cash	3,350	20
Cash at beginning of period	421	35
Cash at end of period	$3,771	$55

Supplemental cash flow information:
Cash paid during the period:
Interest	$260	$590
Income taxes	187	48

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in settlement of liabilities	$427	$350
Conversion of redeemable common stock to common stock	—	3,414
Lease incentives in connection with new headquarters lease	—	1,772
Write-off of notes receivable from employees	—	(5)

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2008, the consolidated results of operations for the three and six months ended September 30, 2008 and 2007, and the consolidated cash flows for the six months ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which was filed with the SEC on June 12, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. With respect to financial assets and liabilities, the Company adopted SFAS 157 in the first quarter of fiscal 2009. There was no material impact on the consolidated financial statements. The Company is currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to its non-financial assets and liabilities and expects to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of its fiscal year ending March 31, 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

2. Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	September 30, 2008	March 31, 2008
	(In thousands)
Materials and supplies	$3,367	$3,031
Work in process	346	345
Finished goods	881	850
	$4,594	$4,226

Intangible Assets

	September 30, 2008		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(431)	$495	$(381)
Patents	317	(197)	317	(174)
Total	$812	$(628)	$812	$(555)

Amortization expense for intangible assets subject to amortization was $36,000 and $73,000 for the three and six months ended September 30, 2008, respectively, and $36,000 and $73,000 for the three and six months ended September 30, 2007, respectively.  Future estimated amortization expense for the remainder of the current fiscal year and the next three fiscal years is as follows:

Fiscal Year Ending March 31:
(In thousands)
2009	$74
2010	58
2011	46
2012	6
$184

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$529	$569	$494	$520
Additions charged to cost of sales	85	45	184	144
Warranty claims	(57)	(125)	(121)	(175)
Balance at end of period	$557	$489	$557	$489

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$1,067	$2,170	$1,733	$3,266

Denominator:
Weighted average common shares used in basic computation	33,948	32,702	33,783	32,396
Dilutive stock options	1,006	1,798	1,160	1,963
Dilutive warrants	5	18	6	24
Weighted average common shares used in dilutive computation	34,959	34,518	34,949	34,383

Earnings per share:
Basic	$0.03	$0.07	$0.05	$0.10
Diluted	$0.03	$0.06	$0.05	$0.09

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Stock options	1,033	632	775	650
Warrants	1,150	1,190	1,150	1,190
Convertible debentures	2,147	2,729	2,147	2,729

3. Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

At September 30, 2008, the Company had a credit facility with a bank that provided for line of credit borrowings of up to $10.0 million. Under this credit facility, the Company could borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit was payable monthly at the current stated prime rate plus 1.00% (6.00% at September 30, 2008). Additionally, the Company was obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeded the average daily principal balance during the preceding month. The credit facility required $2,000 in monthly collateral management fees and included an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility was secured by substantially all of the assets of the Company.  On September 30, 2008, the available credit under the Company’s credit facility was $9.1 million, all of which was unused.  This credit facility expired on October 15, 2008.

Effective October 16, 2008, the Company entered into a new two-year credit facility with a different bank and replaced the Company’s existing credit facility.  This new credit facility provides for revolving line of credit borrowings of up to $12.0 million.  Interest on borrowed amounts under this line of credit will be payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility.  The Company is obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the $12.0 million revolving line of credit during the preceding month.  The credit facility does not contain any early termination fees and is secured by substantially all of the assets of the Company.

Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2008	March 31, 2008
	(In thousands)
Convertible debentures, net	$7,648	$7,566
Bank term notes	—	210
Other	12	34
	7,660	7,810
Less current portion	(2,974)	(244)
	$4,686	$7,566

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

The debentures are due in full on May 18, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008, until the maturity date, the Company may redeem the debentures at 110% of the principal amount. As of September 30, 2008, $250,000 of convertible debentures had been converted into 69,252 shares of common stock and $2.1 million of convertible debentures had been retired early leaving $7.8 million of the originally issued convertible debentures outstanding at September 30, 2008.

In October 2008, the Company paid $5.4 million to retire $5.5 million of convertible debentures early leaving $2.3 million of the originally issued convertible debentures outstanding.  $304,000 of the amount paid was paid in cash.  The remaining $5.1 million paid was financed under the Company’s new bank term note, which is described further below under the caption “Bank Term Notes”.  In accordance with SFAS No. 6, Classifications of Short-Term Obligations Expected to Be Refinanced, the Company has classified the long-term portion of the convertible debentures financed under the new term note as long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2008.  The current portion of the convertible debentures financed under the new term note as well as the remaining convertible debenture balances are classified as a current liability at September 30, 2008.

Bank Term Notes. In October 2004, the Company entered into a $5.0 million term note payable with a bank. The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  The final payment against this term note was made in June 2008.

Effective October 16, 2008, the Company entered into a new credit facility with a different bank, as described above.  Under this new credit facility, the Company may borrow up to $7.5 million in the form of a 48 month term loan to retire all outstanding convertible debentures.  Principal payments under this term loan will not be required until June 1, 2009.  Interest on the term loan will be payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility.  The Company paid a one-time loan commitment fee of $28,000.  The term loan contains no early termination fees and, along with the new revolving line of credit under the same credit agreement, is secured by substantially all of the assets of the Company.

Scheduled aggregate maturities of long-term debt principal as of September 30, 2008, updated to reflect the early retirement and refinancing of convertible debentures in October 2008, were as follows:

Fiscal Year Ending March 31,
(In thousands)
2009	$332
2010	3,329
2011	1,295
2012	1,295
2013	1,295
Thereafter	216
7,762
Less: unamortized debt discount	(102)
$7,660

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at September 30, 2008 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2009	$946
2010	1,579
2011	1,412
2012	1,332
2013	1,363
Thereafter	2,460
Total	$9,092

The Company previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), a former subsidiary of the Company that was sold by the Company in September 2003 and is currently owned by an investor group that includes four of the Company’s directors, one of whom is the Chief Executive Officer of MAXxess. At September 30, 2008, MAXxess owed the Company an aggregate of $274,000 related to this sublease, which terminated in September 2007, and certain related ancillary services that were previously provided by the Company to MAXxess.  Although the Company has fully reserved for amounts owed to it by MAXxess under the terms of this sublease, the Company intends to pursue full payment of any and all amounts due from MAXxess.

Inventory Purchase Commitments

At September 30, 2008, the Company had firm commitments to purchase inventory in the amount of $2.7 million during the next three fiscal quarters.

5. Stock-Based Compensation

Under the Company’s 2007 Omnibus Incentive Plan (the “2007 Plan”) options to purchase shares of the Company’s unissued common stock may be granted to the Company’s employees, officers, consultants and directors at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards based on the value of the Company’s common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of September 30, 2008, options to purchase an aggregate of 419,000 shares of common stock were outstanding under the 2007 Plan.

The Company’s 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan will remain outstanding pursuant to the terms of such stock options. As of September 30, 2008, options to purchase 1.3 million shares of the Company’s common stock were outstanding under the 1997 Plan.

In connection with the October 2004 merger of the Company and what was previously its majority-owned subsidiary, Iteris Inc. (the “Iteris Subsidiary”), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder. As of September 30, 2008, options to purchase 2.0 million shares of the Company’s common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances. These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the six months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and number of years)
Options outstanding at March 31, 2008	4,524	$1.83	3.7
Granted	30	2.10	N/A
Exercised	(592)	1.16	N/A
Forfeited	—	N/A	N/A
Expired	(240)	2.84	N/A
Options outstanding at September 30, 2008	3,722	$1.88	4.2	$1,931
Vested and expected to vest at September 30, 2008	3,608	$1.86	4.0	$1,931
Options exercisable at September 30, 2008	3,116	$1.77	3.3	$1,931
Options exercisable at September 30, 2008 pursuant to a change-in-control	3,722	$1.88	4.2	$1,931

At September 30, 2008, there were 431,000 shares of common stock available for grant under the 2007 Plan.

For the six month periods ended September 30, 2008 and 2007, the Company received $684,000 and $818,000, respectively, in cash from the exercise of stock options. Total stock-based compensation expense was $94,000 and $188,000 for the three and six months ended September 30, 2008, respectively, and $59,000 and $125,000 for the three and six months ended September 30, 2007, respectively.  No income tax benefit was realized from activity in the Plans during the six months ended September 30, 2008 and 2007.

At September 30, 2008, there was $1.1 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	$1.50	$1.72	$1.50	$1.72
Intrinsic value of options exercised	$99	$230	$755	$1,647

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

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and six months ended September 30, 2008 and 2007:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended September 30, 2008
Product revenue	$7,617	$3,177	$—	$10,794
Service and other revenue	—	284	7,988	8,272
Stock-based compensation	8	12	13	33
Depreciation and amortization	48	36	64	148
Segment income	1,106	289	738	2,133

Three Months Ended September 30, 2007
Product revenue	$7,617	$2,765	$—	$10,382
Service and other revenue	—	413	6,181	6,594
Stock-based compensation	4	11	6	21
Depreciation and amortization	27	30	35	92
Segment income	1,691	222	433	2,346

Six Months Ended September 30, 2008
Product revenue	$15,043	$5,903	$—	$20,946
Service and other revenue	—	658	14,904	15,562
Stock-based compensation	16	24	26	66
Depreciation and amortization	96	73	120	289
Segment income	2,114	447	1,144	3,705

Six Months Ended September 30, 2007
Product revenue	$14,841	$5,349	$—	$20,190
Service and other revenue	—	849	11,694	12,543
Stock-based compensation	10	24	13	47
Depreciation and amortization	53	66	66	185
Segment income	2,796	272	977	4,045

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Total income for reportable segments	$2,133	$2,346	$3,705	$4,045
Unallocated amounts:
Corporate expenses	(69)	(46)	(291)	(171)
Other income, net	22	25	27	44
Interest expense, net	(198)	(369)	(396)	(732)
Income before income taxes	$1,888	$1,956	$3,045	$3,186

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment is comprised of all activities related to our AutoVue systems for vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

Our Vantage product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using a wide range of communication technologies.  Vantage video detection systems detect vehicle presence, count, speed, occupancy and other traffic data used in traffic management systems.  This gives traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly.  VersiCam, Iteris’ integrated camera and processor video detection system, is a cost-efficient alternative for smaller intersections that require only a few detection points.  Vantage video detection systems and VersiCam have been deployed by hundreds of agencies and are currently sold through a network of independent dealers in the United States, Asia, Latin America, Europe and the Middle East.

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities:  rear-end, lane change and roadway departure accidents.  According to the National Highway Traffic Safety Administration, these three crash types result in about 27,500 of the U.S.’s 42,000 annual traffic fatalities and contribute to a considerable economic loss due to injuries, property damage and decreased productivity.

We developed the world’s first production Lane Departure Warning (LDW) system and are still the only company with a proven system in production that is available as an OEM option in passenger cars and an OEM and aftermarket option on heavy trucks worldwide.  The AutoVue LDW system utilizes video detection images to detect when a vehicle begins to drift toward an unintended lane change.  When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction.  To date we have sold approximately 62,000 LDW systems into the heavy truck market in Europe and North America.  Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets, and to date, 66 U.S. heavy truck fleets have selected our LDW systems, representing an estimated 49,000 vehicles.  Additionally, we have licensed our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH, an independent automotive supplier, resulting in sales to date of approximately 69,000 LDW systems into the passenger car market.

In addition to our LDW systems, we have expanded our AutoVue portfolio with newly developed technologies such as radar-based Forward Collision Warning (FCW) and Blind Spot Warning (BSW) systems for the North American truck market, as well as Safety Direct — a system that reports real-time driver performance data captured by our LDW system and that has the ability to relay this information directly to fleet operators through integration with the truck’s existing fleet communications system.  These new products, together with the AutoVue LDW system, combine to create a comprehensive suite of active safety driver assistance features that help to reduce the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems are primarily sold to local, state and national transportation agencies in the United States. Our transportation management systems business is largely dependent upon governmental funding and budgetary issues. The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding. We believe the recent expansion of our transportation management systems business was due in part to the passage of the Federal Highway Bill, combined with increased transportation funds available at state and local agencies throughout the country.  The 2005 Federal Highway Bill is set to expire in 2009.  At this point in time, the impact on future contract revenues as a result of potential delays in the passage of future transportation bills cannot be determined.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, warranty reserves and other contingencies. We base these estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported assets and liabilities at the date of the financial statements and our reported revenues and expenses during the reporting period.

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes and stock-based compensation.  These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. With respect to financial assets and liabilities, we adopted SFAS 157 in the first quarter of fiscal 2009. There was no material impact on our consolidated financial statements. We are currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to our non-financial assets and liabilities and expect to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of our fiscal year ending March 31, 2010.

In February 2007, the FASB issued SFAS 159.  This statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net sales and contract revenues:
Net sales	58.1%	63.6%	59.2%	64.3%
Contract revenues	41.9	36.4	40.8	35.7
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	30.9	32.4	30.5	32.6
Cost of contract revenues	27.8	24.8	26.6	23.5
Gross profit	41.3	42.8	42.8	43.9
Operating expenses:
Selling, general and administrative	24.4	25.3	26.9	26.8
Research and development	5.9	3.7	6.4	5.0
Amortization of intangible assets	0.2	0.2	0.2	0.2
Total operating expenses	30.5	29.2	33.5	32.0
Operating income	10.8	13.5	9.4	11.8
Non-operating income (expense):
Other income, net	0.1	0.1	0.1	0.1
Interest expense, net	(1.0)	(2.2)	(1.1)	(2.2)
Income before income taxes	9.9	11.5	8.3	9.7
Income tax benefit (provision)	(4.3)	1.3	(3.6)	0.2
Net income	5.6%	12.8%	4.7%	10.0%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage video detection systems, and Vehicle Sensor sales, which are derived from sales of AutoVue LDW systems, contract engineering revenue and royalty revenue generated from AutoVue related activities.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county and municipal agencies. We currently have a relatively diverse customer base with our largest customer constituting 10.6% and 8.5% of total net sales and contract revenues in the three and six months ended September 30, 2008, respectively.

Total net sales and contract revenues increased 12.3% to $19.1 million and 11.5% to $36.5 million for the three and six months ended September 30, 2008, respectively, compared to $17.0 million and $32.7 million in the corresponding periods of the prior fiscal year. The increase was primarily driven by higher contract revenues and, to a lesser extent, increased Vehicle Sensors revenues, as discussed below.

Net sales increased 2.6% to $11.1 million and 2.7% to $21.6 million for the three and six months ended September 30, 2008, respectively, compared to $10.8 million and $21.0 million in the corresponding periods of the prior fiscal year.

Roadway Sensors net sales were flat for the three months ended September 30, 2008 compared to the corresponding period of the prior fiscal year and increased 1.4% to $15.0 million for the six months ended September 30, 2008 compared to $14.8 million in the corresponding period of the prior fiscal year. Although we continue to experience strong acceptance of our Roadway Sensors products, this was largely offset in the first six months of the current fiscal year by reduced spending on infrastructure projects in select areas as a result of the decline in commercial construction as well as local government budgetary pressures.  We expect these factors to continue to impact our Roadway Sensors net sales over at least the next few fiscal quarters; however, it is difficult to determine to what extent.

Vehicle Sensors net sales increased 8.9% to $3.5 million and 5.9% to $6.6 million for the three and six months ended September 30, 2008, respectively, versus $3.2 million and $6.2 million in the corresponding periods of the prior fiscal year. This increase was primarily a result of increased unit sales of our LDW systems to European and Asian OEMs, offset in part, by decreased unit sales in North America.  Sales of LDW systems to the heavy truck market increased 14.9% to $3.2 million and 10.4% to $5.9 million for the three and six month periods ended September 30, 2008, when compared to the corresponding periods in the prior fiscal year. We expect sales of LDW units to the heavy truck market to continue to increase, when compared to the prior year period, for at least the remainder of calendar year 2008 due to increased sales of LDW units in Europe and Asia; however, we could experience slowed growth in international sales of our LDW systems as a result of the recent slowdown in the world economy and increased competition.  We expect to continue to experience either flat or decreased sales to the North American heavy truck market in our next few fiscal quarters as a result of an overall decline in new truck sales in the U.S. and the general slowdown in the U.S. credit markets and overall economy.  Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo Schalter and Sensuren GmbH (“Valeo”), which aggregated $284,000 and $658,000 for the three and six months ended September 30, 2008, respectively, compared to $413,000 and $849,000 in the corresponding periods of the prior fiscal year.

Contract revenues increased 29.2% to $8.0 million and 27.4% to $14.9 million for the three and six months ended September 30, 2008, respectively, compared to $6.2 million and $11.7 million in the corresponding periods of the prior fiscal year. This increase was largely a result of increased sales and marketing activity across the country.  In response to this growth, we have increased our Transportation Systems staff by 6.6% in the six months ended September 30, 2008.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  We anticipate that our contract revenues will continue to increase for the balance of fiscal 2009, largely as a result of significant new contracts awarded to us during the first six months of fiscal 2009.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Although we are not aware of any significant imminent changes in government spending patterns, it is conceivable that, as a result of softening macroeconomic conditions in the U.S., the decline in the housing and credit markets, and the expiration of the 2005 Federal Highway Bill in 2009, government funding for certain traffic initiatives and roadway improvement projects could be delayed or diverted to focus on other budgetary needs.  Should this occur, it is likely that future domestic Roadway Sensors net sales and Transportation System contract revenues and backlog would be adversely affected.

Gross Profit.  Total gross profit increased 8.4% to $7.9 million and 8.9% to $15.6 million for the three and six months ended September 30, 2008, respectively, as compared to $7.3 million and $14.4 million in the corresponding periods of the prior fiscal year. Total gross profit as a percent of net sales and contract revenues decreased slightly to 41.3% and 42.8% for the three and six months ended September 30, 2008, respectively, as compared to 42.8% and 43.9% in the corresponding periods of the prior fiscal year.

Gross profit as a percent of net sales was 46.9% and 48.4% for the three and six months ended September 30, 2008, respectively, compared to 49.1% and 49.3% in the corresponding periods of the prior fiscal year. This decrease in gross profit as a percent of net sales was a result of decreased gross profit in both Roadway Sensors and Vehicle Sensors that was driven by customer mix.  We anticipate that this customer mix will remain relatively the same for the remainder of fiscal 2009.  Roadway Sensors net sales have been weighted more toward dealer sales than direct sales in fiscal 2009, and Vehicle Sensors net sales have been weighted more toward OEMs than to after-market sales in fiscal 2009.  Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has fluctuated over the last ten quarters from a high of 50.0% in the first quarter of fiscal 2009 to a low of 43.2% reported in the second quarter of fiscal 2007.

Gross profit as a percent of contract revenues was 33.6% and 34.7% for the three and six months ended September 30, 2008, respectively, compared to 31.8% and 34.1% in the corresponding periods of the prior fiscal year. We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period.  The increase in gross profit as a percent of contract revenues for the three and six months ended September 30, 2008 reflects a contract mix weighted more toward higher margin contracts in the current period. Lower margin contracts generally have a higher proportion of sub-consulting revenues associated with them.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 8.2% to $4.7 million (or 24.4% of total net sales and contract revenues) and 11.6% to $9.8 million (or 26.9% of total net sales and contract revenues) in the three and six months ended September 30, 2008, respectively, compared to $4.3 million (or 25.3% of total net sales and contract revenues) and $8.8 million (or 26.8% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year.  These increases were largely attributable to higher selling expenses in our Transportation Systems segment aimed at capturing additional contract backlog, which increased 45% to $35.7 million during the six months ended September 30, 2008, as well as increased sales and marketing efforts in Vehicle Sensors.

Research and Development Expense.  Research and development expense increased 78.9% to $1.1 million (or 5.9% of total net sales and contract revenues) and 43.9% to $2.3 million (or 6.4% of total net sales and contract revenues) in the three and six months ended September 30, 2008, respectively, compared to $627,000 (or 3.7% of total net sales and contract revenues) and $1.6 million (or 5.0% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year.  This increase was primarily due to increased research and development activities in Roadway Sensors aimed at accelerating the time to market of certain new products.  We believe research and development activities are crucial to our ability to continue to be a leader in our markets, and we expect our expenditures in this area to continue to run at an increased level, compared to the prior year, for the remainder of fiscal 2009.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Interest expense	$(130)	$(283)	$(260)	$(559)
Amortization of debt discount	(41)	(52)	(82)	(104)
Amortization of deferred finance costs	(27)	(34)	(54)	(69)
Interest expense, net	$(198)	$(369)	$(396)	$(732)

Interest expense decreased for the three and six months ended September 30, 2008 compared to the corresponding period in the prior fiscal year as a result of an overall lower level of borrowings in the current periods.

Income Taxes.  During the three and six months ended September 30, 2008, we recognized income tax expense of $821,000 and $1.3 million, respectively, as compared to an income tax benefit of $214,000 and $80,000 in the three and six months ended September 30, 2007, respectively.  The increase in income tax expense and our effective tax rate in the current year periods was primarily due to an adjustment of the valuation allowance recorded against our deferred tax assets in the prior year periods as a result of changes in our estimates of the future realizability of these assets.  We analyze our tax estimates quarterly, and should those estimates result in an increase in future taxable income, we may continue to record similar adjustments to our deferred tax asset valuation allowance, which totaled approximately $8.0 million at September 30, 2008.  This may cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of debt and equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations. At September 30, 2008, we had $14.7 million in working capital, no borrowings on our $10.0 million line of credit and $3.8 million in cash and cash equivalents. This compares to working capital of $14.9 million at March 31, 2008, which included no borrowings on our line of credit and $421,000 in cash and cash equivalents.

Our operating activities provided $3.4 million in cash during the six months ended September 30, 2008, primarily as a result of net income generated during the period and the usage of deferred tax assets.  We expect to continue to utilize our deferred tax assets to significantly reduce cash tax payments in future quarters.  Accounts receivable increased during the six months ended September 30, 2008 by $1.5 million primarily due to sales growth and the timing of invoicing for consulting services provided by Transportation Systems.  Net unbilled accounts receivable also decreased by $1.3 million during the six months ended September 30, 2008 as a result of the timing of invoicing in Transportation Systems.  Inventories increased slightly in support of sales growth as well as the introduction of new products by Roadway Sensors.  We expect inventories to continue to increase for the remainder of fiscal 2009.  During the six months ended September 30, 2007, our operations provided $2.0 million of cash, primarily as a result of net income generated during the period partially offset by net cash outflows related to operating assets and liabilities.  Accounts receivable and net unbilled accounts receivable increased by $1.7 million and $1.4 million, respectively, during the six months ended September 30, 2007 largely as a result of increased sales as well as the timing of invoicing in Transportation Systems.  Inventories decreased during the six months ended September 30, 2007 by $1.5 million as a result of planned decreases in inventory levels.

Our investing activities for the six months ended September 30, 2008 and 2007 consisted entirely of purchases of property and equipment, which aggregated $486,000 and $293,000, respectively.

Cash provided by financing activities was $452,000 in the six months ended September 30, 2008, which was primarily the result of $684,000 in proceeds from the exercise of outstanding stock options to purchase our common stock. During the six months ended September 30, 2007, financing activities used $1.7 million of cash, which was the result of $2.6 million in net payments against borrowings, partially offset by $940,000 in proceeds from the exercise of outstanding stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At September 30, 2008
(In thousands)
Convertible debentures, net	$7,648
Other	12
$7,660

At September 30, 2008, we had a credit facility with Silicon Valley Bank that provided for line of credit borrowings of up to $10.0 million.  Under this credit facility, we could borrow against eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit was payable monthly at the current stated prime rate plus 1.00%. Additionally, we were obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeded the average daily principal balance during the preceding month. The credit facility required $2,000 in monthly collateral management fees and included an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility was secured by substantially all of our assets.  On September 30, 2008, the available credit under this credit facility was $9.1 million, all of which was unused.  This credit facility expired on October 15, 2008.

Effective October 16, 2008, we entered into a new two-year $19.5 million credit facility with California Bank & Trust, which replaced our existing $10.0 million credit facility.  This new credit facility provides for revolving line of credit borrowings of up to $12.0 million.  Interest on borrowed amounts under this line of credit will be payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility.  We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the $12.0 million revolving line of credit during the preceding month.

Under this new credit facility, we may also borrow up to an additional $7.5 million in the form of a 48 month term loan to retire all outstanding convertible debentures.  Principal payments under this term loan will not be required until June 1, 2009.  Interest on the term loan will be payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility.  In October 2008, we paid a one-time loan commitment fee of $28,000 in connection with the term loan portion of the credit facility.  The new credit facility contains no early termination fees and is secured by substantially all of our assets.  In connection with the early retirement of $5.5 million of our convertible debentures in October 2008, we borrowed $5.1 million under the term note.

We believe that the cash generated from our operations, together with funds available under our credit agreement, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt or equity financings.

Contractual Obligations

Our contractual obligations at September 30, 2008, updated to reflect the early retirement and refinancing of convertible debentures in October 2008, were as follows:

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Notes payable	$12	$—	$—	$—	$—	$—	$12
Convertible debentures	320	3,329	1,295	1,295	1,295	216	7,750
Operating leases	946	1,579	1,412	1,332	1,363	2,460	9,092
Total	$1,278	$4,908	$2,707	$2,627	$2,658	$2,676	$16,854

At September 30, 2008, we had firm commitments to purchase inventory in the amount of $2.7 million during our next three fiscal quarters.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 18, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. At September 30, 2008, $7.8 million of these convertible debentures remained outstanding; and in October 2008, $5.5 million of these convertible debentures were retired early leaving $2.3 million of the originally issued convertible debentures outstanding.  Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At September 30, 2008, outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

In connection with warrants to purchase 246,250 shares of our common stock at an exercise price of $3.25 per share, we are a party to certain registration rights agreements that contain provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the underlying shares of common stock. These warrants have been accounted for within equity in our condensed consolidated balance sheets in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith. As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreements associated with these warrants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit and our new bank term note. Our line of credit bears interest based on the prevailing prime rate (5.00% at September 30, 2008). We do not believe that a 10% increase in the interest rate on our line of credit or bank term note (6.00% to 6.60%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt approximates fair value.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report, is incorporated herein by reference.

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

An Economic Slowdown Could Lead To Reduced Or Delayed Government Funding For Transportation Infrastructure And Initiatives And Decreased Availability Of Financial Capital For Our Customers, Causing A Decline In Our Revenues.  Concerns about decreased consumer confidence, the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions. These unfavorable economic conditions may have a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such concerns may result in cancellations and rescheduling of backlog. In addition, the recent decline in the U.S. real estate market, particularly in new home construction, has adversely impacted new road construction and could result in a decline in Roadway Sensor and Vehicle Sensor net sales and Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in a decline in our net sales and contract revenues. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current Budgetary Constraints And The Significant Military Operations In The Middle East Or Elsewhere May Impact Government Funding Or Consumer Spending, Causing A Decline In Our Revenues. In the near term, the funding of U.S. military operations in the Middle East or elsewhere may cause disruptions in funding of government contracts. Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are often required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other government resources to be temporarily or permanently diverted. Since a significant portion of our sales are derived from contracts with government agencies, such diversion of funds could produce interruptions in funding or delays in receipt of our contracts, causing disruptions and adversely effecting our revenue and operations.

We Depend On Government Contracts And Subcontracts, And Because Many Of Our Government Contracts Are Fixed Price Contracts, Higher Than Anticipated Costs Will Reduce Our Profit And Could Adversely Impact Our Operating Results. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 38.1%, 37.8% and 38.3% of our total net sales and contract revenues for the years ended March 31, 2008, 2007 and 2006, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•	long purchase cycles or approval processes;

•	competitive bidding and qualification requirements;

•	the impact of international conflicts;

•	delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill in 2009;

•	performance bond requirements;

•	changes in government policies and political agendas;

•	other government budgetary constraints and cut-backs; and

•	milestone requirements and liquidated damage provisions for failure to meet contract milestones.

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

We May Experience Production Gaps Which Could Materially And Adversely Impact Our Sales And Financial Results And The Ultimate Acceptance Of Our Products. It is possible that we could experience unforeseen quality control issues or part shortages as we adjust production to meet current demand for our products. We have historically used single suppliers for certain of our components in our AutoVue and Vantage products. Should any such delay or disruption occur, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements.

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

The Markets In Which We Operate Are Highly Competitive And Have Many More Established Competitors, Which Could Adversely Affect Our Sales Or The Market Acceptance Of Our Products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In fiscal 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier. In addition, one of the other developers of LDW systems was acquired by a larger company during fiscal 2007, who in July 2008 sold its in-vehicle vision business to a multi-national manufacturer and supplier of in-vehicle safety products. This new competitor could be more aggressive in both the passenger car and heavy truck markets, as a result of its greater access to resources and reputation in the market. Additional new competitors may enter this market in the future. Furthermore, awareness of LDW technology is increasing and other market players are attempting to develop competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could erode our ability to successfully market and sell our LDW systems to new and existing customers.

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

New Environmental Regulations May Result In A Decline In Our Vehicle Sensors Net Sales. From time to time, environmental regulations are enacted, which can significantly increase the cost of manufacturing new vehicles as well as the cost of maintenance of existing vehicles and truck fleets.  As a result, we could experience a decline in sales of our Vehicle Sensors products as truck and vehicle manufacturers and fleet operators attempt to control their costs.

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

We Depend Upon Valeo To Market Our AutoVue Technologies For The OEM Passenger Car Market. We have granted Valeo the exclusive right to sell and manufacture our AutoVue LDW system to the worldwide passenger car market in exchange for royalty payments for each AutoVue unit sold. As such, the future success and broad market acceptance of our AutoVue technologies in the passenger car market will depend upon Valeo’s ability to manufacture market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies.  To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one car OEM product line.  If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market could be adversely affected.

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

We May Need To Raise Additional Capital In The Future, Which May Not Be Available On Terms Acceptable To Us, Or At All.  Until recently, we have historically generated significant net losses and operating losses, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $7.6 million in the fiscal year ended March 31, 2008 to negative cash flows from operations of $2.0 million in the fiscal year ended March 31, 2007. Additionally, as of September 30, 2008, we had $7.8 million in subordinated convertible debentures outstanding that are due in full in May 2009. Although we entered into a new credit agreement, effective October 16, 2008, that provides for up to $7.5 million to be utilized to retire all outstanding convertible debentures, should we have an event of default, which includes a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds.  Should this occur and the holders of the convertible debentures not elect to convert the principal into shares of our common stock, we may need to raise additional capital to refinance this debt.

At September 30, 2008, we had $3.8 million of cash and cash equivalents and relied partly on our line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

Our Quarterly Operating Results Fluctuate As A Result Of Many Factors. Therefore, We May Fail To Meet Or Exceed The Expectations Of Securities Analysts And Investors, Which Could Cause Our Stock Price To Decline. Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues include, among others, the following:

•	changes in our pricing policies and the pricing policies of our suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

•	the long lead times associated with government contracts or required by vehicle manufacturers;

•	the size, timing, rescheduling or cancellation of significant customer orders;

•	delays in government contracts and funding from time to time and budgetary constraints at the federal, state and local levels;

•	declines in new home construction and related road and other infrastructure construction;

•	our ability to control costs;

•	our ability to raise additional capital;

•	the mix of our products and services sold in a quarter, which mix has varied and is expected to continue to vary from time to time;

•	seasonality due to winter weather conditions;

•	international conflicts and acts of terrorism;

•	our ability to develop, introduce, patent, market and gain market acceptance of new products, applications and product enhancements in a timely manner, or at all;

•	market acceptance of the products incorporating our technologies and products;

•	the introduction of new products by competitors;

•	the availability and cost of components used in the manufacture of our products;

•	our success in expanding and implementing our sales and marketing programs;

•	the effects of technological changes in our target markets;

•	the amount of our backlog at any given time;

•	the nature of our government contracts;

•	deferrals of customer orders in anticipation of new products, applications or product enhancements;

•	risks and uncertainties associated with our international business;

•	currency fluctuations and our ability to get currency out of certain foreign countries; and

•	general economic and political conditions.

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

We Have Historically Experienced Substantial Losses And May Experience Losses In The Future. Although we have achieved net income in our past three fiscal years, we experienced a net loss of $11.3 million in the year ended March 31, 2005 and significant net losses in prior years. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

The Trading Price Of Our Common Stock Is Highly Volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our Class A common stock (now known as our common stock) has traded at prices as low as $0.45 per share and as high as $29.44 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

•	quarterly variations in operating results;

•	our ability to control costs, improve cash flow and sustain profitability;

•	our ability to raise additional capital;

•	shortages announced by suppliers;

•	announcements of technological innovations or new products or applications by our competitors, customers or us;

•	transitions to new products or product enhancements;

•	acquisitions of businesses, products or technologies;

•	the impact of any litigation;

•	changes in investor perceptions;

•	government funding, political agendas and other budgetary constraints;

•	changes in earnings estimates or investment recommendations by securities analysts; and

•	international conflicts, political unrest and acts of terrorism.

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

Some Of Our Directors, Officers And Their Affiliates Can Control The Outcome Of Matters That Require The Approval Of Our Stockholders, And Accordingly We Will Not Be Able To Engage In Certain Transactions Without Their Approval. As of September 30, 2008, our officers and directors beneficially owned approximately 11% of the outstanding shares of our common stock (and approximately 15% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after September 30, 2008). As a result of their stock ownership, our management will be able to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our Annual Meeting of Stockholders held on September 19, 2008, the following proxies were tabulated representing 24,090,544 shares of our common stock or 70.9% of the outstanding shares as of the record date for the meeting:

Proposal I: Election of the Board of Directors

Director Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Richard J. Char	23,571,392	519,152
Kevin C. Daly, Ph.D.	22,649,943	1,440,601
Gregory A. Miner	23,360,150	730,394
Abbas Mohaddes	23,558,571	531,973
John W. Seazholtz	23,537,788	552,756
Joel Slutzky	22,005,717	2,084,827
Thomas L. Thomas	23,538,288	552,256

Proposal II: Ratification of McGladrey & Pullen, LLP as the independent auditors of Iteris for the fiscal year ending March 31, 2009:

Shares of Common Stock
For	23,863,263
Against	187,049
Abstain	40,232
Non-votes	—

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

Dated: October 31, 2008	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)