Form 10-Q
period 2008-12-31
ITERIS, INC.
filed 2009-02-13
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☐ No ☒

As of February 4, 2009, the registrant had 34,186,756 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2008

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe, GmbH.

AutoVue®, Iteris®, Vantage®, VersiCam™, EdgeConnect™, RZ4 Advanced™ and Safety Direct™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITERIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,975	$421
Trade accounts receivable, net of allowance for doubtful accounts of $782 and $1,020 at December 31, 2008 and March 31, 2008, respectively	12,850	13,108
Costs and estimated earnings in excess of billings on uncompleted contracts	3,369	5,351
Inventories, net of reserve for inventory obsolescence of $968 and $819 at December 31, 2008 and March 31, 2008, respectively	4,997	4,226
Deferred income taxes	841	2,541
Prepaid expenses and other current assets	292	371
Total current assets	28,234	26,018
Property and equipment, net	3,428	3,467
Deferred income taxes	7,807	7,807
Intangible assets, net	147	257
Goodwill	27,774	27,774
Other assets	211	322
Total assets	$67,691	$65,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,272	$3,902
Accrued payroll and related expenses	3,291	3,825
Accrued liabilities	1,873	1,973
Billings in excess of costs and estimated earnings on uncompleted contracts	1,790	1,126
Current portion of long-term debt	2,191	244
Total current liabilities	12,417	11,070
Deferred rent	1,752	1,956
Unrecognized tax benefits	1,098	1,381
Other non-current liabilities	37	461
Long-term debt	5,114	7,566
Total liabilities	20,418	22,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, none issued and outstanding at December 31, 2008 and March 31, 2008	—	—
Common stock, $0.10 par value, 70,000 shares authorized, 34,182 and 33,420 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	3,418	3,342
Additional paid-in capital	136,887	135,516
Common stock held in trust, 24 and 167 shares at December 31, 2008 and March 31, 2008, respectively	(31)	(202)
Accumulated deficit	(93,025)	(95,499)
Accumulated other comprehensive income	24	54
Total stockholders’ equity	47,273	43,211
Total liabilities and stockholders’ equity	$67,691	$65,645

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net sales and contract revenues:
Net sales	$9,083	$9,176	$30,687	$30,215
Contract revenues	7,379	6,187	22,283	17,881
Total net sales and contract revenues	16,462	15,363	52,970	48,096

Costs of net sales and contract revenues:
Cost of net sales(a)	4,890	4,631	16,043	15,302
Cost of contract revenues(a)	5,068	4,232	14,796	11,938
Gross profit	6,504	6,500	22,131	20,856
Operating expenses:
Selling, general and administrative(a)	4,385	4,331	14,193	13,119
Research and development(a)	848	1,002	3,180	2,623
Amortization of intangible assets	37	37	110	110
Total operating expenses	5,270	5,370	17,483	15,852
Operating income	1,234	1,130	4,648	5,004
Non-operating income (expense):
Other income, net	63	(3)	90	41
Interest expense, net	(141)	(314)	(537)	(1,046)
Income before income taxes	1,156	813	4,201	3,999
Income tax benefit (provision)	(415)	141	(1,727)	221
Net income	$741	$954	$2,474	$4,220

Earnings per share:
Basic	$0.02	$0.03	$0.07	$0.13
Diluted	$0.02	$0.03	$0.07	$0.12
Weighted average shares outstanding:
Basic	34,120	32,914	33,895	32,568
Diluted	34,358	35,256	34,752	34,674

(a) Includes stock-based compensation expense as follows:
Cost of net sales	$2	$1	$7	$3
Cost of contract revenues	10	3	30	9
Selling, general and administrative	75	77	228	190
Research and development	5	1	15	5
Total	$92	$82	$280	$207

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$2,474	$4,220
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	1,700	(229)
Depreciation and amortization of property and equipment	755	443
Stock-based compensation expense	280	207
Amortization of debt discount	166	155
Amortization of intangible assets	110	110
Amortization of deferred financing costs	110	104
Amortization of deferred gain on sale—leaseback transaction	—	(165)
Changes in operating assets and liabilities:
Accounts receivable	258	(1,114)
Net costs and estimated earnings in excess of billings	2,646	(1,108)
Inventories	(771)	1,979
Prepaid expenses and other assets	80	(166)
Accounts payable and accrued liabilities	(1,778)	928
Net cash provided by operating activities	6,030	5,364

Cash flows from investing activities
Purchases of property and equipment	(716)	(455)

Cash flows from financing activities
Proceeds from stock option and warrant exercises	911	1,325
Borrowings on long-term debt	5,073	—
Payments on long-term debt	(5,744)	(1,727)
Net payments on line of credit	—	(3,816)
Change in checks drawn in excess of available bank balances	—	(47)
Net cash provided by (used in) financing activities	240	(4,265)
Increase in cash	5,554	644
Cash at beginning of period	421	35
Cash at end of period	$5,975	$679

Supplemental cash flow information:
Cash paid during the period:
Interest	$435	$825
Income taxes	404	48

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in settlement of liabilities	$427	$350
Conversion of redeemable common stock to common stock	—	3,414
Lease incentives in connection with new headquarters lease	—	1,772
Write-off of notes receivable from employees	—	(5)

See accompanying notes to unaudited condensed consolidated financial statements.

ITERIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. is a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. By combining outdoor image processing, traffic engineering and information technology, the Company offers a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers worldwide. As an added benefit, the Company’s products and services minimize the environmental impact of traffic congestion. The Company was originally incorporated in Delaware in 1987.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2008, the consolidated results of operations for the three and nine months ended December 31, 2008 and 2007, and the consolidated cash flows for the nine months ended December 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which was filed with the SEC on June 12, 2008.

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

In addition to product and contract revenue, the Company derives revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of the Company’s products.  Non-recurring contract engineering revenues and royalty revenues are included in net sales in the accompanying condensed consolidated statements of operations.

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

The fair value of the Company’s common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatility is based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. With respect to financial assets and liabilities, the Company adopted SFAS 157 in the first quarter of fiscal 2009. There was no material impact on the consolidated financial statements. The Company is currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to its non-financial assets and liabilities and expects to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of its fiscal year ending March 31, 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of SFAS 159 did not have a material impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The nature and magnitude of the specific effects of adopting SFAS 141R will depend upon the nature, terms and size of any acquisitions the Company may consummate after the effective date of the Company’s adoption of SFAS 141R  (April 1, 2009).

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of U.S. GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock,” (“EITF 01-6”) and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption. The Company is currently evaluating the impact of EITF 07-5, and has not yet determined the effect, if any, of its adoption on the Company’s consolidated financial statements.

2. Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	December 31, 2008	March 31, 2008
	(In thousands)
Materials and supplies	$4,152	$3,031
Work in process	16	345
Finished goods	829	850
	$4,997	$4,226

Intangible Assets

	December 31, 2008		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$495	$(457)	$495	$(381)
Patents	317	(208)	317	(174)
Total	$812	$(665)	$812	$(555)

Amortization expense for intangible assets subject to amortization was $37,000 and $110,000 for the three and nine months ended December 31, 2008, respectively, and $37,000 and $110,000 for the three and nine months ended December 31, 2007, respectively.  Future estimated amortization expense for the remainder of the current fiscal year and the next three fiscal years is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2009	$37
2010	58
2011	46
2012	6
$147

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$557	$489	$494	$520
Additions charged to cost of sales	74	109	258	253
Warranty claims	(75)	(74)	(196)	(249)
Balance at end of period	$556	$524	$556	$524

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$741	$954	$2,474	$4,220

Denominator:
Weighted average common shares used in basic computation	34,120	32,914	33,895	32,568
Dilutive stock options	238	2,329	853	2,086
Dilutive warrants	—	13	4	20
Weighted average common shares used in dilutive computation	34,358	35,256	34,752	34,674

Earnings per share:
Basic	$0.02	$0.03	$0.07	$0.13
Diluted	$0.02	$0.03	$0.07	$0.12

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Stock options	2,184	355	1,245	552
Warrants	1,165	1,150	1,155	1,177
Convertible debentures	623	2,729	1,639	2,729

3. Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

Prior to October 16, 2008, the Company had a credit facility with a bank that provided for line of credit borrowings of up to $10.0 million. Under this credit facility, the Company could borrow against its eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit was payable monthly at the current stated prime rate plus 1.00%. Additionally, the Company was obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeded the average daily principal balance during the preceding month. The credit facility required $2,000 in monthly collateral management fees and included an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility was secured by substantially all of the assets of the Company. This credit facility expired on October 15, 2008.

Effective October 16, 2008, the Company entered into a new $19.5 million credit facility with a different bank which replaced the Company’s existing credit facility.  This new credit facility provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below).  Interest on borrowed amounts under the revolving line of credit will be payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (3.75% at December 31, 2008).  The Company is obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the $12.0 million revolving line of credit during the preceding month.  The revolving line of credit does not contain any early termination fees and is secured by substantially all of the assets of the Company. As of December 31, 2008, no amounts were borrowed under the revolving line of credit portion of the facility. As part of this new credit facility, the Company may also borrow up to $7.5 million in the form of a 48-month term note to retire its convertible debentures as discussed below under “Long-Term Debt — Bank Term Notes”.

Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2008	March 31, 2008
	(In thousands)
Convertible debentures, net	$2,232	$7,566
Bank term notes	5,073	210
Other	—	34
	7,305	7,810
Less current portion	(2,191)	(244)
	$5,114	$7,566

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

The debentures are due in full on May 18, 2009, provide for 6.0% annual interest, payable quarterly, and are convertible into the Company’s common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008 until the maturity date, the Company may redeem the debentures at 110% of the principal amount. As of December 31, 2008, $250,000 of debentures had been converted into 69,252 shares of the Company’s common stock.

Additionally, as of December 31, 2008, the Company had retired $7.6 million of its outstanding debentures, at the holders’ request, using $2.1 million in cash and $5.07 million financed under the Company’s new bank term note, which is described below under the caption “Bank Term Notes.”  In January 2009, the Company paid $1.47 million to retire an additional $1.5 million of debentures, at the holders’ request, leaving $750,000 of debentures outstanding. The $1.47 million was also financed under the Company’s new bank term note. In accordance with SFAS No. 6, Classifications of Short-Term Obligations Expected to Be Refinanced, the Company has classified the long-term portion of the debentures financed under the new term note subsequent to December 31, 2008 as long-term debt in the accompanying condensed consolidated balance sheet.

Bank Term Notes. In October 2004, the Company entered into a $5.0 million term note payable with a bank. The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  The final payment against this term note was made in June 2008.

Effective October 16, 2008, the Company entered into a new $19.5 million credit facility with a different bank, as described above.  Under this new credit facility, the Company may borrow up to $7.5 million in the form of a 48-month term note to retire all outstanding convertible debentures.  Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009.  Interest on the term note will be payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (4.25% at December 31, 2008).  The Company paid an upfront loan commitment fee of $28,000 for the term note. The term note contains no early termination fees and, along with the new revolving line of credit under the same credit agreement (above), is secured by substantially all of the assets of the Company. As of December 31, 2008, $5.07 million had been borrowed against this term note to repay debentures.  In January 2009, an additional $1.47 million was borrowed for the same purpose; increasing the total amount borrowed under the term note to $6.5 million as of February 6, 2009.

On February 4, 2009 the Company entered into an Amended and Restated Loan and Security Agreement with its current senior lender which supersedes the agreements entered into on October 16, 2008 in their entirety. The October 16, 2008 documents were amended and restated to clarify the meaning of certain ambiguities and remove non-applicable language.  No modifications were made to any significant provisions related to the overall amount of the credit facility, interest rate calculations, or any financial or non-financial covenant.

Scheduled aggregate maturities of long-term debt principal as of December 31, 2008, were as follows:

Fiscal Year Ending March 31,
(In thousands)
2009	$—
2010	2,620
2011	2,144
2012	2,144
2013	415
Thereafter	—
7,323
Less: unamortized debt discount	(18)
$7,305

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

Operating Lease Commitments

The Company has lease commitments for facilities in various locations throughout the United States. Future commitments under these non-cancelable operating leases at December 31, 2008 were as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2009	$812
2010	1,661
2011	1,444
2012	1,365
2013	1,380
Thereafter	2,460
Total	$9,122

The Company previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), a former subsidiary of the Company that was sold by the Company in September 2003 and is currently owned by an investor group that includes four of the Company’s directors, one of whom is the Chief Executive Officer of MAXxess. At December 31, 2008, MAXxess owed the Company an aggregate of $274,000 related to this sublease, which terminated in September 2007, and certain related ancillary services that were previously provided by the Company to MAXxess.  Although the Company has fully reserved for amounts owed to it by MAXxess under the terms of this sublease, the Company plans to continue to pursue full payment of any and all amounts due from MAXxess, but cannot assure that MAXxess will be able to make such payments.

Inventory Purchase Commitments

At December 31, 2008, the Company had firm commitments to purchase inventory in the amount of approximately $2.5 million during the next three fiscal quarters.

5. Stock-Based Compensation

Under the Company’s 2007 Omnibus Incentive Plan (the “2007 Plan”), options to purchase shares of the Company’s unissued common stock may be granted to the Company’s employees, officers, consultants and directors at exercise prices which are equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of December 31, 2008, options to purchase an aggregate of 404,000 shares of common stock were outstanding under the 2007 Plan.

The Company’s 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan will remain outstanding pursuant to the terms of such stock options. As of December 31, 2008, options to purchase approximately 1.3 million shares of the Company’s common stock were outstanding under the 1997 Plan.

In connection with the October 2004 merger of the Company and its previously majority-owned subsidiary, Iteris Inc. (the “Iteris Subsidiary”), the Company assumed the 1998 Stock Incentive Plan of the Iteris Subsidiary (the “1998 Plan”) and all outstanding options granted thereunder. As of December 31, 2008, options to purchase approximately 1.8 million shares of the Company’s common stock were outstanding under the 1998 Plan. The 1998 Plan has been terminated and no further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances. These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the nine months ended December 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands, except number of years)
Options outstanding at March 31, 2008	4,524	$1.83	3.7
Granted	30	2.10	N/A
Exercised	(762)	1.20	N/A
Forfeited	(18)	2.59	N/A
Expired	(303)	2.53	N/A
Options outstanding at December 31, 2008	3,471	$1.91	4.1	$1,781
Vested and expected to vest at December 31, 2008	3,381	$1.90	4.0	$1,781
Options exercisable at December 31, 2008	2,949	$1.82	3.4	$1,781
Options exercisable at December 31, 2008 pursuant to a change-in-control	3,471	$1.91	4.1	$1,781

At December 31, 2008, there were 446,000 shares of common stock available for grant under the 2007 Plan.

For the nine months ended December 31, 2008 and 2007, the Company received $911,000 and $1.2 million, respectively, in cash from the exercise of stock options. Total stock-based compensation expense was $92,000 and $280,000 for the three and nine months ended December 31, 2008, respectively, and $82,000 and $207,000 for the three and nine months ended December 31, 2007, respectively.  No income tax benefit was realized from activity in the Plans during the nine months ended December 31, 2008 and 2007.

At December 31, 2008, there was $960,000 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 3.1 years.

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Weighted average grant date fair value per share	$—	$1.82	$1.50	$1.81
Intrinsic value of options exercised	$16	$650	$770	$2,297

6. Business Segment Information

The Company currently operates in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes the Company’s Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes AutoVue and is comprised of all activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles, and certain corporate expenses are not allocated to the segments.  The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three and nine months ended December 31, 2008 and 2007:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended December 31, 2008
Product revenue	$6,291	$2,477	$—	$8,768
Service and other revenue	—	315	7,379	7,694
Stock-based compensation	8	12	13	33
Depreciation and amortization	48	32	65	145
Segment income	773	105	425	1,303

Three Months Ended December 31, 2007
Product revenue	$6,432	$2,281	$—	$8,713
Service and other revenue	—	463	6,187	6,650
Stock-based compensation	3	10	6	19
Depreciation and amortization	26	32	39	97
Segment income	929	167	449	1,545

Nine Months Ended December 31, 2008
Product revenue	$21,334	$8,380	$—	$29,714
Service and other revenue	—	973	22,283	23,256
Stock-based compensation	24	36	39	99
Depreciation and amortization	144	105	185	434
Segment income	2,887	552	1,569	5,008

Nine Months Ended December 31, 2007
Product revenue	$21,273	$7,630	$—	$28,903
Service and other revenue	—	1,312	17,881	19,193
Stock-based compensation	13	34	19	66
Depreciation and amortization	79	98	105	282
Segment income	3,725	439	1,426	5,590

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Total income for reportable segments	$1,303	$1,545	$5,008	$5,590
Unallocated amounts:
Corporate expenses	(69)	(415)	(360)	(586)
Other income, net	63	(3)	90	41
Interest expense, net	(141)	(314)	(537)	(1,046)
Income before income taxes	$1,156	$813	$4,201	$3,999

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. As an added benefit, our products and services minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems and driver safety solutions to customers worldwide.the environmental

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors, and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our AutoVue Lane Departure Warning (“LDW”) system and is comprised of all activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

Our Vantage product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using a wide range of communication technologies.  Vantage video detection systems detect vehicle presence, count, speed, occupancy, and other traffic data used in traffic management systems.  This gives traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly.  VersiCam, our integrated camera and processor video detection system, which was introduced in April of 2008, is a cost-efficient video detection system for smaller intersections that require only a few detection points.  Vantage video detection systems have been deployed by hundreds of agencies and are currently sold through a network of independent dealers in the United States, Asia, Latin America, Europe and the Middle East.

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities:  rear-end, lane change, and roadway departure accidents.  According to the National Highway Traffic Safety Administration, these three crash types result in about 27,500 of the U.S.’s 42,000 annual traffic fatalities and contribute to a considerable economic loss due to injuries, property damage, and decreased productivity.

We developed the world’s first production LDW system and offer a proven system that is available as an OEM option in passenger cars and as an OEM and aftermarket option on heavy trucks worldwide.  The AutoVue LDW system utilizes video detection images to detect when a vehicle begins to drift toward an unintended lane change.  When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction.  To date, we have sold approximately 67,000 LDW systems into the heavy truck market in Europe, North America and Asia.  Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets, and to date, 71 U.S. heavy truck fleets have selected our LDW systems, with a combined fleet size estimated at 56,000 vehicles.  Additionally, we have licensed our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH, an independent automotive supplier (“Valeo”), resulting in sales to date of approximately 69,000 LDW systems for passenger cars.

In addition to our LDW systems, we have expanded our Vehicle Sensors portfolio in August 2008 with newly developed technologies such as radar based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market.  We also introduced Safety Direct in March 2008, which is a system that reports real-time driver performance data captured by our LDW system and that has the ability to relay this information directly to fleet operators through integration with the truck’s existing fleet communications system.  We offer the FCW and BSW features through the resale of Delphi’s radar based systems, for which we are the exclusive North American dealer, while Safety-Direct was internally developed. These new products, together with the AutoVue LDW system, combine to create a broad suite of active safety driver assistance features that help to reduce the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control, and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design, and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting, and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems are primarily sold to local, state, and national transportation agencies in the United States. Our transportation management systems business is largely dependent upon governmental funding and budgetary issues. The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding. We believe the recent expansion of our transportation management systems business was due in part to the passage of the Federal Highway Bill, combined with increased transportation funds available at state and local agencies throughout the country.  The 2005 Federal Highway Bill is set to expire in September 2009.  At this point in time, the impact on future contract revenues as a result of the recently introduced federal stimulus package and any potential delays in the passage of future transportation bills cannot be determined.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, warranty reserves and other contingencies. We base these estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported assets and liabilities at the date of the financial statements and our reported revenues and expenses during the reporting period.

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes, and stock-based compensation.  These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. With respect to financial assets and liabilities, we adopted SFAS 157 in the first quarter of fiscal 2009. There was no material impact on our consolidated financial statements. We are currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to our non-financial assets and liabilities and expect to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of our fiscal year ending March 31, 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No 115.  This statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The nature and magnitude of the specific effects of adopting SFAS 141R will depend upon the nature, terms and size of any acquisitions we may consummate after the effective date of the Company’s adoption on April 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of U.S. GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock,” and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption. We are currently evaluating the impact of EITF 07-5, and have not yet determined the effect, if any, of its adoption on our consolidated financial statements.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net sales and contract revenues:
Net sales	55.2%	59.7%	57.9%	62.8%
Contract revenues	44.8	40.3	42.1	37.2
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	29.7	30.2	30.3	31.8
Cost of contract revenues	30.8	27.5	27.9	24.8
Gross profit	39.5	42.3	41.8	43.4
Operating expenses:
Selling, general and administrative	26.7	28.3	26.8	27.3
Research and development	5.1	6.5	6.0	5.5
Amortization of intangible assets	0.2	0.2	0.2	0.2
Total operating expenses	32.0	35.0	33.0	33.0
Operating income	7.5	7.3	8.8	10.4
Non-operating income (expense):
Other income, net	0.4	(0.0)	0.2	0.1
Interest expense, net	(0.9)	(2.0)	(1.0)	(2.2)
Income before income taxes	7.0	5.3	8.0	8.3
Income tax benefit (provision)	(2.5)	0.9	(3.3)	0.5
Net income	4.5%	6.2%	4.7%	8.8%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues.  Net sales are comprised of Roadway Sensors sales, which are derived from sales of our Vantage and VersiCam video detection systems, and Vehicle Sensor sales, which are derived from sales of our active vehicle safety products, contract engineering revenue from Valeo, and royalty revenue generated from sales of LDW systems, by our partner Valeo, to the passenger car market.  Contract revenues consist entirely of Transportation Systems revenues, which are generated from systems integration and ITS consulting services with federal, state, county, and municipal agencies. We currently have a relatively diverse customer base with no customer representing greater than 10% of total net sales and contract revenues in the three and nine months ended December 31, 2008, respectively.

Total net sales and contract revenues increased 7.2% to $16.5 million and 10.1% to $53.0 million for the three and nine months ended December 31, 2008, respectively, compared to $15.4 million and $48.1 million in the corresponding periods of the prior fiscal year. The increase was primarily driven by higher contract revenues partially offset by a decrease in net Roadway Sensor revenues, as discussed below.

Net sales decreased 1.0% to $9.1 million and increased 1.6% to $30.7 million for the three and nine months ended December 31, 2008, respectively, compared to $9.2 million and $30.2 million in the corresponding periods of the prior fiscal year.

Roadway Sensors net sales decreased 2.2% to $6.3 million compared to $6.4 million for the three months ended December 31, 2008 and were relatively flat for the nine months ended December 31, 2008 compared to the         corresponding periods of the prior fiscal year mainly due to reduced and delayed spending on infrastructure projects as a result of the decline in commercial and residential construction, as well as local government budgetary pressures.  We expect these factors may continue to adversely impact our Roadway Sensors net sales for at least the next few fiscal quarters.

Vehicle Sensors net sales increased 1.7% to $2.8 million and 4.6% to $9.4 million for the three and nine months ended December 31, 2008, respectively, versus $2.7 million and $8.9 million in the corresponding periods of the prior fiscal year. This increase was primarily a result of a slight increase in unit sales in the North American truck market, which was offset in part by lower unit sales of our LDW systems to European and Asian OEMs.  Sales of

LDW systems to the heavy truck market increased 8.6% to $2.5 million and 9.8% to $8.4 million for the three and nine month periods ended December 31, 2008, when compared to the corresponding periods in the prior fiscal year. We may continue to experience either relatively flat or decreased sales to the North American heavy truck market and in sales to our European and Asian OEMs customers in our next few fiscal quarters as a result of an overall decline in new truck sales in the U.S, Europe and Asia, the general slowdown in the U.S. credit markets and weakness in overall global economy. Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated $315,000 and $973,000 for the three and nine months ended December 31, 2008, respectively, compared to $463,000 and $1.3 million in the corresponding periods of the prior fiscal year. We expect contract engineering revenues to remain relatively stable for the foreseeable future.

Contract revenues increased 19.3% to $7.4 million and 24.6% to $22.3 million for the three and nine months ended December 31, 2008, respectively, compared to $6.2 million and $17.9 million in the corresponding periods of the prior fiscal year. This increase was largely a result of increased sales and marketing activity across the country. In response to this growth, we have slightly increased our Transportation Systems staff in the nine months ended December 31, 2008.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel. We anticipate that our contract revenues will continue to increase for the balance of fiscal 2009, largely as a result of significant new contracts awarded to us during the first six months of fiscal 2009.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

 It is conceivable that, as a result of the continued deterioration of economic conditions in the U.S., the decline in residential and commercial construction, the tightening of the credit markets, and the expiration of the 2005 Federal Highway Bill in September of 2009, government funding for certain traffic initiatives and roadway improvement projects could be delayed or diverted to focus on other budgetary needs.  Should this occur, it is likely that future domestic Roadway Sensors net sales and Transportation System contract revenues and backlog would be adversely affected.

Gross Profit.  Total gross profit was flat for the three months ended December 31, 2008 and increased 6.1% to $22.1 million for the nine months ended December 31, 2008, respectively, as compared to $6.5 million and $20.9 million in the corresponding periods of the prior fiscal year. Total gross profit as a percent of net sales and contract revenues decreased to 39.5% and 41.8% for the three and nine months ended December 31, 2008, respectively, as compared to 42.3% and 43.4% in the corresponding periods of the prior fiscal year.

Gross profit as a percent of net sales was 46.2% and 47.7% for the three and nine months ended December 31, 2008, respectively, compared to 49.5% and 49.4% in the corresponding periods of the prior fiscal year. This decrease in gross profit as a percent of net sales was a result of decreased gross profit in both Roadway Sensors and Vehicle Sensors and was primarily driven by customer mix.  Roadway Sensors net sales have been weighted more toward dealer than direct sales in fiscal 2009 while Vehicle Sensors net sales have been weighted more toward OEMs than after-market sales in fiscal 2009. We generally enjoy higher gross margins on direct and OEM sales when compared to dealer and aftermarket sales. We anticipate that this mix will remain relatively constant for the remainder of fiscal 2009. Gross profit as a percent of net sales generally fluctuates in any specific quarter based on customer mix. Gross profit as a percent of net sales has fluctuated over the last eleven quarters from a high of 50.0% in the first quarter of fiscal 2009 to a low of 43.2% reported in the second quarter of fiscal 2007.

Gross profit as a percent of contract revenues was 31.3% and 33.6% for the three and nine months ended December 31, 2008, respectively, compared to 31.6% and 33.2% in the corresponding periods of the prior fiscal year. We recognize contract revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period.  The slight change in gross profit as a percent of contract revenues for the three and nine months ended December 31, 2008 reflects a contract mix weighted more toward contract revenues, which generally carry lower margins than our net sales, particularly if they require sub-contractor participation.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased 1.2% to $4.4 million (or 26.6% of total net sales and contract revenues) and increased 7.5% to $14.2 million (or 26.8% of total net sales and contract revenues) in the three and nine months ended December 31, 2008, respectively, compared to $4.3 million (or 28.2% of total net sales and contract revenues) and $13.2 million (or 27.4% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year.  These increases for the nine month period were largely attributable to higher selling expenses in our Transportation Systems segment, as a result of a shift in labor resources from project related activities to sales and marketing efforts, aimed at capturing additional contract backlog, and as a result, Transportation Systems sales & marketing expense increased to $2.1 million during the nine months ended December 31, 2008 compared to $1.3 million for the same period in the prior year.

Research and Development Expense.  Research and development expense decreased 15.4% to $848,000 (or 5.2% of total net sales and contract revenues) and increased 21.2% to $3.2 million (or 6.0% of total net sales and contract revenues) in the three and nine months ended December 31, 2008, respectively, compared to $1.0 million (or 6.5% of total net sales and contract revenues) and $2.6 million (or 5.5% of total net sales and contract revenues) in the corresponding periods of the prior fiscal year. Research and development expense decreased in the third quarter mainly because many of the Company’s expenditures to bring new products to market were incurred it its first two fiscal quarters. The increase for the nine month period was primarily due to increased research and development activities in Roadway Sensors aimed at accelerating the time to market of certain new products.  We believe research and development activities are crucial to our ability to continue to be a leader in our markets, and we expect our expenditures in this area to continue to run at an increased level, compared to the prior year, for the remainder of fiscal 2009.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Interest Expense, Net.  Interest expense, net includes the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Interest expense	$(106)	$(228)	$(366)	$(787)
Amortization of debt discount	(21)	(51)	(103)	(155)
Amortization of deferred finance costs	(14)	(35)	(68)	(104)
Interest expense, net	$(141)	$(314)	$(537)	$(1,046)

Interest expense decreased for the three and nine months ended December 31, 2008 compared to the corresponding period in the prior fiscal year as a result of an overall lower level of borrowings in the current periods and as a result of the early retirement of certain of the Company’s convertible debentures.

Income Taxes.  During the three and nine months ended December 31, 2008, we recognized income tax expense of $415,000 and $1.7 million, respectively, as compared to income tax benefits of $141,000 and $221,000 in the three and nine months ended December 31, 2007, respectively.  The increase in income tax expense and our effective tax rate in the current year periods was primarily due to the reduction of the valuation allowance recorded against our deferred tax assets in the prior year periods as a result of changes in our estimates of the future realizability of these assets.  We analyze our tax estimates quarterly, and should those estimates result in an increase in future taxable income, we may continue to reduce our deferred tax asset valuation allowance, which totaled approximately $8.0 million at December 31, 2008. This could cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates, estimated annual effective tax rates and statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of debt and equity securities. We currently rely on cash flows from operations and borrowings on a line of credit facility to fund our operations. At December 31, 2008, we had $15.8 million in working capital, no borrowings on our $12.0 million working capital line of credit and $6.0 million in cash and cash equivalents. This compares to working capital of $14.9 million at March 31, 2008, which included no borrowings on our line of credit and $421,000 in cash and cash equivalents.

Our operating activities provided $6.0 million in cash during the nine months ended December 31, 2008, primarily as a result of net income generated during the period and the usage of deferred tax assets.  We expect to continue to utilize our deferred tax assets to significantly reduce cash tax payments in future quarters.  Accounts receivable decreased during the nine months ended December 31, 2008 by $258,000 primarily due to decreased sales and the timing of invoicing and collections for all segments.  Net unbilled accounts receivable also decreased by $2.0 million during the nine months ended December 31, 2008 as a result of the timing of invoicing in Transportation Systems.  Inventories increased by $771,000 as a result of flat product sales, the introduction of new products by Roadway Sensors and the acquisition of certain components because they have been discontinued by the manufacturer.  We expect inventories to slightly increase for the remainder of fiscal 2009.

Our investing activities for the nine months ended December 31, 2008 and 2007 consisted entirely of purchases of property and equipment, which aggregated $716,000 and $455,000, respectively.

Cash provided by financing activities was $240,000 in the nine months ended December 31, 2008, which was primarily the result of $911,000 in proceeds from the exercise of outstanding stock options to purchase our common stock and borrowings of $5.1 million pursuant to the Company’s term note, offset by $5.8 million used to redeem convertible debentures. During the nine months ended December 31, 2007, financing activities used $4.3 million of cash, which was the result of $5.6 million in net payments against borrowings, partially offset by $1.3 million in proceeds from the exercise of outstanding stock options and warrants to purchase our common stock.

Borrowings

The following table summarizes our borrowings and long-term debt:

At December 31, 2008
(In thousands)
Convertible debentures, net	$2,232
Bank term note	5,073
$7,305

Until October 15, 2008, we had a credit facility with Silicon Valley Bank that provided for line of credit borrowings of up to $10.0 million.  Under this credit facility, we could borrow against eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit was payable monthly at the current stated prime rate plus 1.00%. Additionally, we were obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeded the average daily principal balance during the preceding month. The credit facility required $2,000 in monthly collateral management fees and included an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility was secured by substantially all of our assets. This credit facility expired on October 15, 2008.

Effective October 16, 2008, we entered into a new $19.5 million credit facility with California Bank & Trust, which replaced our $10.0 million facility with Silicon Valley Bank.  This new credit facility provides for a $12.0 million, two-year, revolving line of credit and a term note of up to $7.5 million as discussed below.  Interest on borrowed amounts under the revolving line will be payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the $12.0 million revolving line of credit during the preceding month. No amounts were borrowed under the $12.0 million revolving line of credit as of December 31, 2008.

Additionally, as part of this new credit facility and in connection with the early retirement of $7.0 million of our convertible debentures, we have borrowed $6.5 million ($5.07 million in October 2008 and $1.47 million in January 2009) and may borrow up to another $1.0 million in the form of a $7.5 million 48-month term note to retire all outstanding debentures. Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009. Interest on the term note will be payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility.  In October 2008, we paid an upfront loan commitment fee of $28,000 in connection with the term note portion of the credit facility.  The new credit facility contains no early termination fees and is secured by substantially all of our assets.

On February 4, 2009 we entered into an Amended and Restated Loan and Security Agreement with California Bank & Trust which supersedes the agreements entered into on October 16, 2008 in their entirety. The October 16, 2008 documents were amended and restated to clarify the meaning of certain ambiguities and remove non-applicable language.  No modifications were made to any significant provisions related to the overall amount of the credit facility, interest rate calculations, or any financial or non-financial covenant.

We believe that the cash generated from our operations, together with funds available under our credit facility, will be sufficient to fund our operations for at least the next twelve months. However, should a shortfall occur, we may need to raise additional funds through other debt or equity financings.

Contractual Obligations

Our contractual obligations at December 31, 2008, updated to reflect the early retirement and refinancing of convertible debentures in January 2009, were as follows:

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Term note payable	$—	$1,870	$2,144	$2,144	$415	$—	$6,573
Convertible debentures	—	750	—	—	—	—	750
Operating leases	812	1,661	1,444	1,365	1,380	2,460	9,122
Total	$812	$4,281	$3,588	$3,509	$1,795	$2,460	$16,445

At December 31, 2008, we had firm commitments to purchase inventory in the amount of $2.5 million during our next three fiscal quarters.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures are due in full on May 18, 2009 and are convertible into shares of our common stock at an initial conversion price of $3.61 per share. To date, all but $750,000 of these debentures have been retired. Because these debentures are conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our condensed consolidated financial statements in connection with this conversion feature.

At December 31, 2008, outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share were callable by us if the closing sales price of our common stock for 20 consecutive days is equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share were callable by us if the price of our common stock for 20 consecutive days is equal to or greater than one and a half times the exercise price of the warrants.

In connection with warrants to purchase 246,250 shares of our common stock at an exercise price of $3.25 per share, we are a party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the underlying shares of common stock. These warrants have been accounted for within equity in our condensed consolidated balance sheets in accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith. As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreement associated with these warrants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit and our new bank term note. Our line of credit bears interest equal to the prevailing prime rate (3.25% at December 31, 2008) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note (from 3.25% to 3.58%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

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

ITEM 1A.                    RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider the following risks carefully in addition to the other information contained in this report and our other filings with the SEC, including our annual report on Form 10-K and subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell, or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occurs, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

THE ECONOMIC SLOWDOWN IS LEADING TO REDUCED OR DELAYED GOVERNMENT FUNDING FOR TRANSPORTATION INFRASTRUCTURE PROJECTS, AND INITIATIVES AND DECREASED AVAILABILITY OF FINANCIAL CAPITAL FOR OUR CUSTOMERS, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR NET SALES AND CONTRACT REVENUES.  Decreased consumer confidence, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions have had a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such concerns may result in cancellations and rescheduling of backlog. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has resulted in and may continue to result in flat or slightly declining Roadway Sensor and Vehicle Sensor net sales and could impact Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

•

delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill in September of 2009;

•	performance bond requirements;

•	changes in government policies and political agendas;

•	other government budgetary constraints, cut-backs, delays or reallocation of government funding;

•	milestone requirements and liquidated damage provisions for failure to meet contract milestones.

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

WE MAY EXPERIENCE PRODUCTION GAPS THAT COULD MATERIALLY AND ADVERSELY IMPACT OUR SALES AND FINANCIAL RESULTS AND THE ULTIMATE ACCEPTANCE OF OUR PRODUCTS. It is possible that we could experience unforeseen quality control issues or part shortages as we adjust production to meet current demand for our products. We have historically used single suppliers for certain of our components in our AutoVue and Vantage products. Should any such delay or disruption occur, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, WHICH COULD SERIOUSLY HARM OUR BUSINESS. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of Abbas Mohaddes, our Chief Executive Officer, or any of the other executive officers or key members of management could adversely affect our business, financial condition, or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. In particular, the future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers and planners. Competition for qualified employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND HAVE MANY MORE ESTABLISHED COMPETITORS, WHICH COULD ADVERSELY AFFECT OUR SALES OR THE MARKET ACCEPTANCE OF OUR PRODUCTS. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In fiscal 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier. In addition, one of the other developers of LDW systems was acquired by a large multinational organization during fiscal 2009. This new competitor could be more aggressive in both the passenger car and heavy truck markets, as a result of its greater access to resources and reputation in the market. Additional new competitors may enter this market in the future. Furthermore, awareness of LDW technology is increasing and other market players are attempting to develop competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could erode our ability to successfully market and sell our LDW systems to new and existing customers.

Many of our competitors have far greater name recognition and greater financial, technological, marketing, and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

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

WE MAY ENGAGE IN ACQUISITIONS OF COMPANIES OR TECHNOLOGIES THAT MAY REQUIRE US TO UNDERTAKE SIGNIFICANT CAPITAL INFUSIONS AND COULD RESULT IN DISRUPTIONS OF OUR BUSINESS AND DIVERSION OF RESOURCES AND MANAGEMENT ATTENTION. We have historically acquired, and may in the future acquire, complementary businesses, products, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US, OR AT ALL.  Until recently, we have historically generated significant net losses and operating losses, and have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $7.6 million in the fiscal year ended March 31, 2008 to negative cash flows from operations of $2.0 million in the fiscal year ended March 31, 2007. Although we entered into a new $19.5 million credit facility, effective October 2008, should we have an event of default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds.  Should this occur, or if the credit markets further tighten, we may need or choose to raise additional capital to refinance the remaining debentures, pursue acquisitions or to expand our operations.

At December 31, 2008, we had $6.0 million of cash and cash equivalents and our entire $12.0 million line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

WE COULD EXPERIENCE NEGATIVE FINANCIAL IMPACTS ARISING FROM DEVELOPMENTS IN CONTINGENCIES CREATED UNDER OUR PREVIOUS STRUCTURE OR BY FORMER SUBSIDIARIES. Although we divested ourselves of all business units prior to October 2004, with the exception of our Iteris business, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, in July 2006 we entered into a settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we issued 88,912 shares of our common stock to this supplier (valued at $213,000 as of the date of issuance), paid this supplier $125,000 on October 20, 2006 and are required to pay an additional $350,000 in 36 equal monthly installments of $9,700 through October 2009. Although we are not aware of any other material contingencies, it is possible other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

SOME OF OUR DIRECTORS, OFFICERS AND THEIR AFFILIATES CAN CONTROL THE OUTCOME OF MATTERS THAT REQUIRE THE APPROVAL OF OUR STOCKHOLDERS, AND ACCORDINGLY WE WILL NOT BE ABLE TO ENGAGE IN CERTAIN TRANSACTIONS WITHOUT THEIR APPROVAL. As of December 31, 2008, our officers and directors beneficially owned approximately 11% of the outstanding shares of our common stock (and approximately 15% of our common stock when including options, warrants and other convertible securities held by them which are currently exercisable or convertible or will become exercisable or convertible within 60 days after December 31, 2008). As a result of their stock ownership, our management will be able to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in our management or change in control and may adversely affect the voting or other rights of other holders of common stock.

CERTAIN PROVISIONS OF THE COMPANY’S CHARTER DOCUMENTS MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING US AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. Our future issuance of preferred stock also could be used to effect a shareholder rights plan which could discourage an unsolicited acquisition proposal.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

One of our executive officers, James S. Miele, has entered into a trading plan pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended, which covers an aggregate of 40,000 shares of our common stock not to be sold at a price below $2.75. The options shares are set to expire on September 26, 2011.

On February 4, 2009 the Company entered into an Amended and Restated Loan and Security Agreement with California Bank & Trust which supersedes the agreements entered into on October 16, 2008 in their entirety. The Amended and Restated Loan and Security Agreement is included as an exhibit with the filing (Exhibit 10.1).  The October 16, 2008 documents were amended and restated to clarify the meaning of certain ambiguities and remove non-applicable language.  No modifications were made to any significant provisions related to the overall amount of the credit facility, interest rate calculations, or any financial or non-financial covenant.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed September 26, 2007	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 13, 2007

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

10.1	Amended and Restated Loan and Security Agreement on February 4, 2009 by and between California Bank & Trust and the registrant	Filed herewith

10.2	Debenture Redemption Agreement, dated October 17, 2008, by and between the registrant and certain affiliates of Bryant R. Riley	Filed herewith

10.3	Debenture Redemption Agreement, dated October 27, 2008, by and between the registrant and each of Lloyd I. Miller, III, Lloyd I. Miller Trust A-4, Milfam I, L.P. and Milfam II, L.P.	Filed herewith

10.4	Debenture Redemption Agreement, dated January 9, 2009, by and between the registrant and each of Irvin Kessler and Provident Premier Master Fund Ltd.	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12 , 2009	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)