Form 10-K
period 2009-03-31
ITERIS, INC.
filed 2009-06-12
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-08762

ITERIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2588496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 Carnegie Ave., Santa Ana, California 92705

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 270-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Based on the closing sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $44,730,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 5, 2009, there were 34,212,756 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2009. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as a part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe, GmbH.

AutoVue®, Iteris®, Vantage®, VersiCam™, EdgeConnect™, Safety Direct™ and Abacus™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “would,” “could,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, backlog and manufacturing capabilities, the practical market applications, future applications and acceptance of our products and services, the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including those in “Risk Factors” in Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

We were originally incorporated in Delaware in 1987.  Our principal executive offices are located at 1700 Carnegie Avenue, Santa Ana, California 92705, and our telephone number at that location is (949) 270-9400.  Our Internet website address is www.iteris.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the “Investors” section of our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our AutoVue Lane Departure Warning (“LDW”) system and is comprised of all activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. See Note 8 of the accompanying consolidated financial statements for further details on our reportable segments.

Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using a wide range of communication technologies.  Our Vantage video detection systems detect vehicle presence, count, speed, occupancy and other traffic data used in traffic management systems.  This gives traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly.  VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.  Vantage video detection systems have been deployed by hundreds of agencies and are currently sold through a network of independent dealers in the United States, Asia, Latin America, Europe and the Middle East.

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

Our Vehicle Sensors segment developed the world’s first production LDW system and offers a proven system that is available as an original equipment manufacturer (“OEM”) and aftermarket option on heavy trucks worldwide and as an OEM option in passenger cars.  Our LDW products utilize video detection images to detect when a vehicle begins to approach an unintended lane change.  When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction.  To date, we have sold approximately 69,000 LDW systems into the heavy truck market in Europe, North America and Asia.  Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets, and to date, 74 U.S. heavy truck fleets have selected our LDW systems, with a combined fleet size estimated at 58,000 vehicles.  Additionally, we have licensed our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH (“Valeo”), an independent automotive supplier, resulting in sales to date of approximately 69,000 LDW systems for passenger cars.

In addition to our LDW systems, we expanded our Vehicle Sensors portfolio in August 2008 with newly developed technologies such as radar based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market.  We also introduced Safety Direct in March 2008, which is a system that reports real-time driver performance data captured by our LDW system and that has the ability to relay this information directly to fleet operators through integration with the truck’s existing fleet communications system.  We offer the FCW and BSW features through the resale of Delphi’s radar based systems, for which we are the exclusive North American dealer, while Safety Direct was internally developed. These new products, together with our LDW products, combine to create a broad suite of active safety driver assistance features that help to reduce the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems.  We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.  These services and systems are primarily sold to local, state and national transportation agencies in the United States.  Our Transportation Systems segment is largely dependent upon governmental funding and budgetary issues.

Sales, Marketing and Principal Customers

We sell our Roadway Sensors products through indirect sales channels comprised of independent dealers in the United States and Canada who sell integrated systems and related products to the traffic management market, as well as directly to the traffic management market using a combination of our own sales personnel and an outside sales organization. Our independent dealers are primarily responsible for sales, installation and support of these products. These dealers maintain an inventory of demonstration traffic products from various manufacturers including our vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with the government agencies in their territory for the supply of various products for the construction and renovation of traffic intersections. We hold technical training classes for dealers and end users and maintain a full-time staff of customer support technicians to provide technical assistance when needed.

Our marketing strategy for our Vehicle Sensors segment is to establish our LDW products as the leading platform for in-vehicle video sensing for heavy trucks and passenger cars.  We sell LDW systems directly to heavy truck manufacturers and to U.S. truck fleets, and our LDW system is currently offered as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. We market the licensing of our LDW technology to manufacturers of passenger automobiles through an exclusive strategic relationship with Valeo. In connection with this marketing effort, we provide specific contract engineering services, technical marketing and sales support to Valeo, which to date has enabled the launch of our LDW technology on three Infiniti car platforms. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market as well as contract engineering services related to the possible launch of new platforms that include our LDW system.

We market and sell our Transportation Systems services directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our Transportation Systems contracts are with federal, state and municipal customers and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We use selected members of our engineering team divided on a regional basis to serve in sales and business development functions. We have historically not engaged in sales of transportation management systems and traveler information services outside of the U.S., but may do so in the future. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

A large portion of our revenues are derived from sales to federal, state and local government agencies.  We currently have a diverse customer base with no individual customer representing greater than 10% of our total net sales and contract revenues in the fiscal year ended March 31, 2009 (“Fiscal 2009”) or the fiscal year ended March 31, 2008 (“Fiscal 2008”). Also refer to Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our sensors products. Additionally, we procure certain components from qualified suppliers, both globally and locally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are delivered to our Santa Ana facility where they go through final assembly and testing prior to shipment to our customers. Certain of our key suppliers include SMS Technologies, Inc., Hitachi American Ltd-UB and Total Electronics LLC. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon quarterly forecasts that we adjust on a monthly basis to control inventory levels. For LDW products sales to the passenger car market, all manufacturing has been and is expected to be performed by Valeo; however, we plan to continue to provide engineering support to Valeo. We currently do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Service revenue accounted for less than 1.0% of total net sales and contract revenues for Fiscal 2009. We believe customer support is a key competitive factor.

Backlog

Our backlog of unfulfilled firm orders was approximately $36.3 million as of March 31, 2009, which was comprised of $1.0 million related to Roadway Sensors, $800,000 related to Vehicle Sensors and $34.5 million related to Transportation Systems. Substantially all of the backlog for Roadway Sensors and Vehicle Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2010 (“Fiscal 2010”), while approximately 75% of Transportation Systems backlog is expected to be recognized as revenue in Fiscal 2010. At March 31, 2008, we had backlog of approximately $26.8 million, which was comprised of $900,000 related to Roadway Sensors, $1.3 million related to Vehicle Sensors and $24.6 million related to Transportation Systems. All backlog as of March 31, 2008 for Roadway Sensors and Vehicle Sensors was recognized as revenue in Fiscal 2009 while approximately 65% of our March 31, 2008 backlog for Transportation Systems was recognized as revenue in Fiscal 2009. Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues, in particular for Roadway Sensors and Vehicle Sensors.

Product Development

Most of our development activities are conducted at our principal facilities in Santa Ana, California. Our company-sponsored research and development costs and expenses were approximately $4.0 million for Fiscal 2009, $3.6 million for Fiscal 2008, and $4.0 million for the fiscal year ended March 31, 2007 (“Fiscal 2007”). We expect to continue to pursue certain product development programs and incur research and development expenditures.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. While our LDW products have historically been the only established commercially-available LDW system used in the U.S. and in Europe in the heavy truck market, we have recently experienced increased competition from new competitors in this market. We consider competitors in this market to include Delphi Automotive Systems Corporation, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch GmbH in Europe, Continental Tavis, Visteon and Takata, which currently have developed or are developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems. In the market for our Roadway Sensors vehicle detection products, we compete with manufacturers of other above ground video camera detection systems such as Econolite Control Products, Inc., Traficon, N.V., and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products.

The Transportation Systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced Transportation Systems include national corporations such as Transcore, Siemens, Telvent Farradyne, Kimley-Horn and Associates, Inc. and Delcan. Our competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc., URS, HNTB and Parsons Transportation Group, Inc., as well as many smaller regional engineering firms.

In general, the markets for the products and services we offer are highly competitive and are characterized by rapidly changing technology and evolving standards. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, manufacturing, distribution and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging standards or technologies or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We believe that our ability to compete effectively in our target markets will depend on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price and service and technical support. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets would have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold ten U.S. patents, which expire commencing in 2012, relating to our outdoor image processing techniques used in our AutoVue LDW systems. Nine of our patents relate specifically to our LDW technology and provide a basis for enhanced functionality for rain sensing and improved performance. We believe that our other patent, while important for our technology platforms, is less critical to our near term product strategy.  In April 2009, we acquired the rights to U.S., Canadian, and European Community patent applications for an Electronic Traffic Monitor that is related to new products in our Roadway Sensors businesses (also refer to Note 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report). We cannot assure you that any new patents will be granted pursuant to these or subsequent applications.

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

Employees

We refer to our employees as associates. As of June 1, 2009, we employed an aggregate of 242 associates, including 55 associates in general management, administration and finance; 22 associates in sales and marketing; 132 associates in engineering and product development; 20 associates in operations, manufacturing and quality; and 13 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

THE ECONOMIC SLOWDOWN HAS ADVERSELY IMPACTED REAL ESTATE DEVELOPMENT, REDUCED OR DELAYED GOVERNMENT FUNDING FOR TRANSPORTATION INFRASTRUCTURE PROJECTS AND INITIATIVES AND DECREASED AVAILABILITY OF FINANCIAL CAPITAL FOR OUR CUSTOMERS, ALL OF WHICH HAVE ADVERSELY IMPACTED OUR NET SALES AND COULD IMPACT OUR CONTRACT REVENUES.  Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions have had a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such concerns may result in cancellations and rescheduling of backlog. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has resulted in and may continue to result in flat or slightly declining Roadway Sensor and Vehicle Sensor net sales and could adversely impact Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

BECAUSE WE DEPEND ON GOVERNMENT CONTRACTS AND SUBCONTRACTS, WE FACE ADDITIONAL RISKS RELATED TO CONTRACTING WITH FEDERAL, STATE AND LOCAL GOVERNMENTS, INCLUDING BUDGETARY ISSUES AND FIXED PRICE CONTRACTS. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 45%, 38% and 38% of our total net sales and contract revenues for the years ended March 31, 2009, 2008 and 2007, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•	long purchase cycles or approval processes;

•	competitive bidding and qualification requirements;

•	the impact of international conflicts;

•

delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill occurring in September 2009;

•	performance bond requirements;

•	changes in government policies and political agendas;

•	other government budgetary constraints, cut-backs, delays or reallocation of government funding; and

•	milestone requirements and liquidated damage provisions for failure to meet contract milestones.

Governmental budgets and plans are subject to change without warning. Certain risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments or agendas, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, could cause our net sales and contract revenues and income to drop substantially or to fluctuate significantly between fiscal periods.

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

CURRENT BUDGETARY CONSTRAINTS DUE TO THE SIGNIFICANT MILITARY OPERATIONS IN THE MIDDLE EAST OR ELSEWHERE MAY IMPACT GOVERNMENT FUNDING OR CONSUMER SPENDING, CAUSING A DECLINE IN OUR REVENUES. In the near term, the funding of U.S. military operations in the Middle East or elsewhere may cause additional disruptions in funding of government contracts. Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are often required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other government resources to be temporarily or permanently diverted. Since a significant portion of our sales are derived from contracts with government agencies, such diversion of funds could produce interruptions in funding or delays in receipt of our contracts, causing disruptions and adversely effecting our revenue and operations.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND HAVE MANY MORE ESTABLISHED COMPETITORS, WHICH COULD ADVERSELY AFFECT OUR SALES OR THE MARKET ACCEPTANCE OF OUR PRODUCTS. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In Fiscal 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier. In addition, one of the other developers of LDW systems was acquired by a large multinational organization during Fiscal 2009. This new competitor has increased its market share and could be more aggressive in both the passenger car and heavy truck markets, as a result of its greater access to resources and reputation in the market. As a result, we have experienced increased price competition, which could erode our margins. Additional new competitors have entered this market and more competitors may enter in the future. Furthermore, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

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

WE MAY EXPERIENCE PRODUCTION GAPS THAT COULD MATERIALLY AND ADVERSELY IMPACT OUR SALES AND FINANCIAL RESULTS AND THE ULTIMATE ACCEPTANCE OF OUR PRODUCTS. It is possible that we could experience unforeseen quality control issues or part shortages as we adjust production to meet current demand for our products. We have historically used single suppliers for certain significant components in our products. Should any such delay or disruption occur, or should a key supplier discontinue operations because of the current economic climate, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of good sold could increase, adversely affecting our margins.

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

IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS SUCCESSFULLY AND IN A COST-EFFECTIVE AND TIMELY MANNER, OR ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE OF OUR NEW PRODUCTS, OUR OPERATING RESULTS WOULD BE ADVERSELY AFFECTED. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our product costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner, qualify any new products with OEMs and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners, including Valeo’s ability to expand sales of LDW systems in the passenger car market. The success of our LDW system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies.

Certain of the components used in our products may need to be re-engineered in the next 12 to 36 months as the industry is moving towards a standard of using lead-free components. We cannot assure you as to the timing of the adoption of this new standard or our ability to successfully redesign our products to incorporate compliant components and gain market acceptance of such redesigned products. In addition, if the standard is adopted earlier than anticipated we may experience a shortage of products as a result of potential scarcity of lead-free components.

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

WE MAY ENGAGE IN ACQUISITIONS OF COMPANIES OR TECHNOLOGIES THAT MAY REQUIRE US TO UNDERTAKE SIGNIFICANT CAPITAL INFUSIONS AND COULD RESULT IN DISRUPTIONS OF OUR BUSINESS AND DIVERSION OF RESOURCES AND MANAGEMENT ATTENTION. We have in the past acquired, and may in the future acquire, complementary businesses, products, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

WE DEPEND UPON VALEO TO MARKET OUR LDW TECHNOLOGIES FOR THE OEM PASSENGER CAR MARKET. We have granted Valeo the exclusive right to sell and manufacture our LDW system to the worldwide passenger car market in exchange for royalty payments for each LDW unit sold. As such, the future success and broad market acceptance of our technologies in the passenger car market will depend upon Valeo’s ability to manufacture market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies.  To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one car OEM product line.  If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market could be adversely affected.

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

Our future success will depend upon our ability to anticipate and adapt to changes in technology and industry standards, and to effectively develop, introduce, market and gain broad acceptance of new products and product enhancements incorporating the latest technological advancements. In particular, our LDW systems are incorporated into automobiles and trucks that face significant technological changes in each model year and among different vehicle models. Accordingly, we must adapt our technology from time to time to function with such changes.

OUR INTERNATIONAL BUSINESS OPERATIONS MAY BE THREATENED BY MANY FACTORS THAT ARE OUTSIDE OF OUR CONTROL. We currently market our products internationally and we anticipate that our international operations will expand in the near future. International business operations are subject to various inherent risks including, among others:

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

IF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING DO NOT COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT, OUR BUSINESS AND STOCK PRICE COULD BE ADVERSELY AFFECTED.  Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Beginning with Fiscal 2010, our independent registered public accounting firm will also be required to attest to, and report on, the effectiveness of our internal controls over financial reporting. We may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent auditors may still conclude that our internal controls over financial reporting are not effective.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US, OR AT ALL.  Until recently, we have historically generated significant net losses and operating losses, and have experienced volatility in our cash flows from operations from year to year. Although we entered into a new $19.5 million credit facility, effective October 2008, should we have an event of default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds.  Should this occur, or if the credit markets further tighten, we may need or choose to raise additional capital to refinance the remaining debentures, pursue acquisitions or to expand our operations.

At March 31, 2009, we had $6.4 million of cash and cash equivalents and our entire $12.0 million line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

WE HAVE EXPERIENCED GROWTH IN RECENT PERIODS. IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN AND MAY EXPERIENCE FUTURE WEAKNESSES IN OUR INTERNAL CONTROLS. We have expanded our overall business in the past few years. In order to achieve our business objectives, we will need to continue to expand our business and add additional qualified personnel. Such expansion has placed and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

WE HAVE HISTORICALLY EXPERIENCED SUBSTANTIAL LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE. Although we have achieved net income in our past four fiscal years, we experienced a net loss of $11.3 million in the year ended March 31, 2005 and significant net losses in prior years. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

THE TRADING PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE. The trading price of our common stock has been subject to wide fluctuations in the past. Since February 2001, our Class A common stock (now known as our common stock) has traded at prices as low as $0.45 per share and as high as $6.12 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

WE COULD EXPERIENCE NEGATIVE FINANCIAL IMPACTS ARISING FROM DEVELOPMENTS IN CONTINGENCIES CREATED UNDER OUR PREVIOUS STRUCTURE OR BY FORMER SUBSIDIARIES. Although we divested ourselves of all business units prior to October 2004, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, in July 2006 we entered into a settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we issued 88,912 shares of our common stock to this supplier (valued at $213,000 as of the date of issuance), paid this supplier $125,000 on October 20, 2006 and are required to pay an additional $350,000 in 36 equal monthly installments of $9,700 through October 2009. Although we are not aware of any other material contingencies, it is possible other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

CERTAIN PROVISIONS OF THE COMPANY’S CHARTER DOCUMENTS MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING US AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. Our future issuance of preferred stock also could be used to effect a stockholder rights plan, which could discourage an unsolicited acquisition proposal.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Our headquarters and principal operations are housed in approximately 52,000 square feet of leased space located at 1700 Carnegie Avenue, Santa Ana, California, for which we currently pay a monthly base lease rate of approximately $105,000, exclusive of certain utility and other costs. The Santa Ana facility lease expires in 2015 and contains an option to extend the lease for an additional five years at the market rate at that time.

For additional information regarding our obligations under property leases, see Note 5 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.                        LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” under Note 5 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2009.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NYSE Amex under the symbol “ITI.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by NYSE Amex:

	High	Low
Fiscal 2009
Quarter Ended June 30, 2008	$2.98	$2.14
Quarter Ended September 30, 2008	2.45	1.65
Quarter Ended December 31, 2008	1.83	1.16
Quarter Ended March 31, 2009	1.50	0.98

Fiscal 2008
Quarter Ended June 30, 2007	$2.66	$2.11
Quarter Ended September 30, 2007	2.50	2.00
Quarter Ended December 31, 2007	4.20	2.18
Quarter Ended March 31, 2008	4.06	1.94

On June 5, 2009, the last reported sales price of our common stock on the NYSE Amex was $1.39.  As of June 5, 2009, we had 425 holders of record of our common stock according to information furnished by our transfer agent.

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

ITEM 6.                        SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make any disclosure pursuant to this Item 6.

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

Overview

We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. As an added benefit, our products and services minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of ITS and driver safety solutions to customers worldwide.

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors, and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our AutoVue LDW system and is comprised of all activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using a wide range of communication technologies.  Our Vantage video detection systems detect vehicle presence, count, speed, occupancy, and other traffic data used in traffic management systems.  This gives traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly.  VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.  Vantage video detection systems have been deployed by hundreds of agencies and are currently sold through a network of independent dealers in the United States, Asia, Latin America, Europe and the Middle East.

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

Our Vehicle Sensors segment developed the world’s first production LDW system and offers a proven system that is available as an OEM and aftermarket option on heavy trucks worldwide and as an option in passenger cars.  Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change.  When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction.  To date, we have sold approximately 69,000 LDW systems into the heavy truck market in Europe, North America and Asia.  Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets, and to date, 74 U.S. heavy truck fleets have selected our LDW systems, with a combined fleet size estimated at 58,000 vehicles.  Additionally, we have licensed our LDW technology to our strategic partner, Valeo, resulting in sales to date of approximately 69,000 LDW systems for passenger cars.

In addition to our LDW systems, we expanded our Vehicle Sensors portfolio in August 2008 with newly developed technologies such as radar based Forward Collision Warning and Blind Spot Warning systems for the North American truck market.  We also introduced Safety Direct in March 2008, which is a system that reports real-time driver performance data captured by our LDW system and that has the ability to relay this information directly to fleet operators through integration with the truck’s existing fleet communications system.  We offer the FCW and BSW features through the resale of Delphi’s radar based systems, for which we are the exclusive North American dealer, while Safety Direct was internally developed. These new products, together with our LDW products, combine to create a broad suite of active safety driver assistance features that help to reduce the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control, and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design, and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting, and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems are primarily sold to local, state, and national transportation agencies in the United States. Our Transportation Systems segment is largely dependent upon governmental funding and budgetary issues. The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding. We believe the recent expansion of our Transportation Systems segment was due in part to the passage of the Federal Highway Bill, combined with increased transportation funds available at state and local agencies throughout the country.  The 2005 Federal Highway Bill is set to expire in September 2009.  At this point in time, the impact on future contract revenues as a result of the recently introduced federal stimulus package and any potential delays in the passage of future transportation bills cannot be determined.

During Fiscal 2009, we introduced certain products including VersiCam, EdgeConnect and Safety Direct. We also completed the acquisition of certain assets of Hamilton Signal including the Abacus system for an aggregate purchase price of approximately $518,000. This acquisition should afford us with the opportunity to provide our customers with traffic and incident detection data from our installed base of surveillance cameras.

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

In addition to product and contract revenues, we derive revenue from technology access fees, the provision of specific non-recurring contract engineering services to our strategic partner, Valeo, related to our LDW systems, and royalties earned on unit sales of our LDW systems by Valeo to the passenger car market. Technology access fee revenues are recognized evenly over the period in which they are earned. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded based on unit sales of our products by Valeo and are recognized in the period in which such sales occur. Technology access fee revenues, non-recurring contract engineering revenues and royalty revenues are included in net sales.

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

Goodwill. Goodwill is tested for impairment annually in our fourth fiscal quarter at the reporting unit level unless a change in circumstances indicates that more frequent impairment analysis is required. Impairment, if any, is measured based on the estimated fair value of the reporting units with the recorded goodwill. Fair value is determined by using the income approach methodology of valuation which utilizes discounted cash flows taking into consideration the market approach. The estimated fair value of our reporting units also includes a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. In estimating future cash flows, we generally use the financial assumptions in our current budget and our current strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rates we estimate to represent our cost of funds. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of goodwill, we could incur impairment charges.

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

Income Taxes. On a quarterly basis, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. To the extent we believe that recovery is not likely, we establish a valuation allowance to reduce our deferred tax assets to amounts that we believe are more likely than not to be realized, which increases our income tax expense in the period such determination is made.

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

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which applies to all tax positions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our tax positions and make a determination as to whether our position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

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

In implementing SFAS 123R, we have used the Black-Scholes-Merton (“BSM”) option-pricing formula to estimate the fair value of stock-based awards granted subsequent to April 1, 2006.  While this model meets the requirements of SFAS 123R, the estimated fair values generated by it may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability.  Our assumptions under the BSM formula include the following:  (i) expected volatilities are based on the historical volatility of our stock price, (ii) the expected life of options is derived based on the historical life of our options, (iii) the risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant and (iv) the dividend yield assumption is based on our history and expectation of dividend payouts.  Additionally, SFAS 123 did not require the estimation of forfeitures in the calculation of stock compensation expense; however, SFAS 123R does require such estimation and upon adoption of SFAS 123R, we changed our methodology to include an estimate of forfeitures.  Future stock-based compensation expense in any particular quarter or year could be affected by changes in our assumptions, changes in market conditions, or to the extent that we grant additional stock-based awards. Additionally, if there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended March 31,
	2009	2008	2007

Net sales and contract revenues:
Net sales	55.4%	61.9%	62.2%
Contract revenues	44.6	38.1	37.8
Total net sales and contract revenues	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	29.3	31.5	34.0
Cost of contract revenues	30.4	25.1	24.8
Gross profit	40.3	43.4	41.2
Operating expenses:
Selling, general and administrative	26.0	26.5	27.5
Research and development	5.8	5.5	6.9
Amortization of intangible assets	0.2	0.2	0.3
Total operating expenses	32.0	32.2	34.6
Operating income	8.2	11.2	6.6
Non-operating income (expense):
Other income (expense), net	0.2	0.4	(1.1)
Interest expense, net	(0.9)	(2.0)	(2.7)
Income before income taxes	7.5	9.6	2.7
Income tax benefit	7.6	9.1	2.3
Net income	15.1%	18.7%	5.0%

Analysis of Fiscal 2009, Fiscal 2008 and Fiscal 2007 Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of product sales from our Roadway Sensors and Vehicle Sensors segments, as well as technology access fees, contract engineering revenue and royalty revenue generated from our Vehicle Sensors segment.  Contract revenues consist entirely of Transportation Systems contract revenues, which are generated from systems integration and ITS consulting services primarily with federal, state, county and municipal agencies.

The following tables present details of our net sales and contract revenues for Fiscal 2009 compared to Fiscal 2008 and Fiscal 2008 compared to Fiscal 2007, respectively:

	Fiscal	Fiscal	Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Roadway sensors	$27,197	$28,452	(1,255)	(4.4)%
Vehicle sensors	11,230	11,874	(644)	(5.4)
Net sales	38,427	40,326	(1,899)	(4.7)
Contract revenues	30,932	24,837	6,095	24.5
Total net sales and contract revenues	$69,359	$65,163	$4,196	6.4

	Fiscal	Fiscal		%
	2008	2007	Increase	Change
	(In thousands, except percentages)
Roadway sensors	$28,452	$27,261	1,191	4.4%
Vehicle sensors	11,874	8,987	2,887	32.1
Net sales	40,326	36,248	4,078	11.3
Contract revenues	24,837	22,049	2,788	12.6
Total net sales and contract revenues	$65,163	$58,297	$6,866	11.8

We currently have a diverse customer base with no individual customer representing greater than 10% of our total net sales and contract revenues for Fiscal 2009 or 2008, and one customer representing approximately 12.4% of our net sales and contract revenues in Fiscal 2007.

Roadway Sensors

The majority of Roadway Sensors net sales were derived from sales within North America.  The decrease in Roadway Sensors net sales in Fiscal 2009 as compared to Fiscal 2008 was mainly due to reduced and delayed spending on infrastructure projects as a result of the decline in commercial and residential construction, as well as local government budgetary pressures. We expect the above factors, among others, may continue to adversely impact our Roadway Sensors net sales for at least the next few fiscal quarters. The increase in net sales in Fiscal 2008 as compared to Fiscal 2007 primarily reflects the continued adoption of video vehicle detection technology, such as the technology offered by our Vantage line of products, both domestically and internationally.

Vehicle Sensors

The largest element of Vehicle Sensors net sales was sales of our LDW systems to the heavy truck market, which aggregated approximately $9.9 million in Fiscal 2009, $10.0 million in Fiscal 2008 and $6.4 million in Fiscal 2007.  Vehicle Sensors net sales decreased slightly in Fiscal 2009 as compared to Fiscal 2008 primarily due to a significant slowdown in overall LDW unit shipments to each of our key markets in the fourth quarter of Fiscal 2009. The increase in Fiscal 2008 net sales of Vehicle Sensors products, as compared to Fiscal 2007, was primarily a result of increased unit sales of our LDW systems to European and Asian OEMs.

Recently, we have experienced softness in our LDW unit sales to the North American truck market and to our European and Asian OEM customers, which was driven largely by the general slowdown in the U.S. and worldwide credit markets and continued weakness in the overall global economy.  We expect declining LDW unit sales for the first quarter of Fiscal 2010 due to these and other macroeconomic conditions.  Additionally, Vehicle Sensors unit sales in Fiscal 2010 and beyond could also be adversely impacted by slower than expected adoption rates of our LDW system by European and Asian OEMs and North American heavy truck fleets, as well as potential additional OEM volume discounts resulting from increased price competition as new competitors have entered this market.  Additionally, certain recent environmental regulations in Europe and North America have substantially increased the cost of new commercial trucks, which could impact future truck sales volumes and, ultimately, unit sales of our LDW systems.

Also included in Vehicle Sensors net sales are revenues from contract engineering services, technology access fees and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $1.3 million, $1.9 million and $2.6 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.  The total revenues for Fiscal 2007 included certain technology access fee revenue of $500,000 that did not recur in either Fiscal 2008 or 2009.  Royalty revenues from Valeo for sales of our LDW systems for the passenger car market were relatively insignificant in Fiscal 2009, Fiscal 2008 and Fiscal 2007.  Our LDW systems are now offered as an option on three Infiniti models.  While Valeo is promoting our LDW systems to other passenger car OEMs, we cannot assure you that Valeo will be successful in these efforts.

Contract Revenues

Contract revenues are primarily dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation.  The Fiscal 2009 increase in contract revenues was largely a result of our increased sales and marketing activity across the U.S., resulting in certain significant new contracts that were awarded to us during the current fiscal year. Certain of these new contracts contained a higher than usual amount of sub-consulting content, which was primarily concentrated in our contract revenues in the fourth quarter of Fiscal 2009. The Fiscal 2008 increase in contract revenues was largely due to increased funding at the federal, state and local levels throughout the country, as well as new contract awards.  At the end of Fiscal 2009, our Transportation Systems segment’s staff levels approximated those of the prior year-end; however, in response to the growth we have experienced in our Transportation Systems segment over the last several years, we increased this segment’s staff by 21% in Fiscal 2008 and 16% in Fiscal 2007.  We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.  All of our contract revenues are derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Gross Profit. The following tables present details of our gross profit for Fiscal 2009 compared to Fiscal 2008 and Fiscal 2008 compared to Fiscal 2007, respectively:

	Fiscal	Fiscal		%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$27,919	$28,297	$(378)	(1.3)%
Total gross profit as a % of total net sales and contract revenues	40.3%	43.4%
Gross profit as a % of net sales	47.1%	49.2%
Gross profit as a % of contract revenues	31.8%	34.1%

	Fiscal	Fiscal		%
	2008	2007	Increase	Change
	(In thousands, except percentages)
Total gross profit	$28,297	$24,008	$4,289	17.9%
Total gross profit as a % of total net sales and contract revenues	43.4%	41.2%
Gross profit as a % of net sales	49.2%	45.3%
Gross profit as a % of contract revenues	34.1%	34.4%

The decrease in gross profit as a percent of net sales in Fiscal 2009 as compared to Fiscal 2008 was primarily a result of decreased gross profit in Roadway Sensors and was primarily driven by our customer mix. Roadway Sensors net sales were weighted more toward dealer than direct sales in Fiscal 2009. We generally enjoy higher gross margins on direct sales as compared to dealer and aftermarket sales.  The increase in gross profit as a percentage of net sales in Fiscal 2008 as compared to Fiscal 2007 was a result of a favorable sales mix in terms of both geography and product mix, as well as improved production efficiencies.  Gross profit as a percentage of net sales also improved in Fiscal 2008 through the expansion of our Vehicle Sensors customer base, which helped mitigate the impact of lower contractual pricing to our largest European customer.  Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. The decreases in gross profit as a percent of contract revenues in Fiscal 2009 compared to Fiscal 2008 and Fiscal 2008 compared to Fiscal 2007 primarily reflect a contract mix weighted more toward lower margin contracts in those periods.  Lower margin contracts generally have a higher proportion of sub-consulting revenues associated with them. We experienced an abnormally high level of sub-consulting content related to certain new contracts during the fourth quarter of Fiscal 2009, which contributed both to the overall increase in contract revenues, as described above, as well as the decrease in our gross profit. For the first quarter of Fiscal 2010, we do not expect similar levels of sub-consulting content; however, due to the variability and timing of our contracts, we may experience higher than usual sub-consulting content in future periods.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for Fiscal 2009 and 2008:

	Fiscal 2009		Fiscal 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$11,949	17.2%	$10,916	16.8%	$1,033	9.5%
Facilities, insurance and supplies	2,378	3.4	2,254	3.5	124	5.5
Professional and outside services	1,302	1.9	1,734	2.7	(432)	(24.9)
Travel and conferences	1,563	2.3	1,323	2.0	240	18.1
Other	843	1.2	1,062	1.6	(219)	(20.6)
Selling, general and administrative	$18,035	26.0%	$17,289	26.5%	$746	4.3

The overall increase in selling, general and administrative expenses in Fiscal 2009 was primarily driven by higher selling expenses in our Transportation Systems segment as a result of a shift in certain of our labor resources from project-related activities to sales and marketing efforts, aimed at capturing additional contract backlog. This resulted in an increase in this segment’s sales and marketing expenses to $2.8 million for Fiscal 2009 compared to $2.0 million for Fiscal 2008. Our professional and outside services expenses decreased in Fiscal 2009 primarily due to our efforts to conserve costs and scale back our usage of certain outside and professional services, as well as various efficiencies gained in our internal control assessment and other financial reporting obligations in the current year. In Fiscal 2010, we will be subject to the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting, for which we expect additional increases in our general and administrative expenses.

The following table presents selling, general and administrative expense for Fiscal 2008 and 2007:

	Fiscal 2008		Fiscal 2007
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$10,916	16.8%	$10,024	17.2%	$892	8.9%
Facilities, insurance and supplies	2,254	3.5	2,101	3.6	153	7.3
Professional and outside services	1,734	2.7	1,764	3.0	(30)	(1.7)
Travel and conferences	1,323	2.0	1,250	2.1	73	5.8
Other	1,062	1.6	864	1.5	198	22.9
Selling, general and administrative	$17,289	26.5%	$16,003	27.5%	$1,286	8.0

The increase in selling, general and administrative expense in Fiscal 2008 compared to Fiscal 2007 was largely attributable to higher commissions and selling expenses driven by sales growth in our Roadway Sensors segment, as well as general and administrative expenses incurred related to our efforts to comply with the internal control assessment and reporting requirements.

Research and Development Expense

The following table presents research and development expense for Fiscal 2009 and 2008:

	Fiscal 2009		Fiscal 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,748	4.0%	$2,294	3.5%	$454	19.8%
Facilties, development and supplies	1,018	1.5	1,019	1.6	(1)	(0.1)
Other	264	0.4	253	0.4	11	4.3
Research and development	$4,030	5.8%	$3,566	5.5%	$464	13.0

The increase in research and development expense in Fiscal 2009 compared to Fiscal 2008 was primarily due to increased research and development activities in Roadway Sensors aimed at accelerating the time to market of certain new products. We believe research and development activities are crucial to our ability to continue to be a leader in our markets.

The following table presents research and development expense for Fiscal 2008 and 2007:

	Fiscal 2008		Fiscal 2007
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,294	3.5%	$2,265	3.9%	$29	1.3%
Facilties, development and supplies	1,019	1.6	1,474	2.5	(455)	(30.9)
Other	253	0.4	291	0.5	(38)	(13.1)
Research and development	$3,566	5.5%	$4,030	6.9%	$(464)	(11.5)

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

Other Income (Expense), Net

The following table presents other income (expense), net for Fiscal 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Net gain on early extinguishment of debt	$50	$224	$—
Settlement of lawsuits	—	—	(635)
Other	66	28	(18)
Other income (expense), net	$116	$252	$(653)

Other income, net in Fiscal 2009 includes the net gain of $50,000 we recognized in connection with the early retirement of $7.0 million of convertible debentures, as well as certain net foreign currency gains and other miscellaneous income. Other income, net in Fiscal 2008 primarily reflects the net gain of $224,000 we recognized in connection with the early retirement of $2.1 million of convertible debentures. See Note 3 of Notes to Consolidated Financial Statements for additional discussion regarding the early retirement of our convertible debentures.  Other expense, net in Fiscal 2007 primarily reflects $635,000 of expense recorded in connection with the settlement of litigation in July 2006, which is discussed further in Note 5 of Notes to Consolidated Financial Statements.

Interest Expense, Net

The following table presents interest expense, net for Fiscal 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Interest expense	$(651)	$(1,285)	$(1,601)
Interest income	5	1	1
Interest expense, net	$(646)	$(1,284)	$(1,600)

Interest expense, net decreased 49.7% in Fiscal 2009 compared to Fiscal 2008 and decreased 19.8% in Fiscal 2008 compared to Fiscal 2007 primarily due to our lower overall level of borrowings, lower interest rates and also as a result of the early retirement of certain of our convertible debentures, as discussed above.

Income Taxes

The following table presents our benefit for income taxes for Fiscal 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except percentages)
Income tax benefit	$5,297	$5,900	$1,343
Effective tax rate	(102.3)%	(94.2)%	(85.3)%

The income tax benefits recorded in Fiscal 2009, Fiscal 2008 and Fiscal 2007 were primarily the result of a decrease in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.  As we update our estimates in future periods, adjustments to our deferred tax asset and valuation allowance may be necessary. We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates and statutory tax rates. We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes.  We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including, but not limited to, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

At March 31, 2009, we had $40.8 million of federal net operating loss carryforwards and $18.4 million of state net operating loss carryforwards that begin to expire in 2019 and 2013, respectively. Due to changes in stock ownership, our federal net operating loss carryforwards are subject to a Section 382 limitation estimated at approximately $7.8 million annually which can be utilized to offset federal consolidated taxable income.  Although the impact cannot be precisely determined, we believe that our net operating loss carryforwards will cause us to have future income tax payments and income tax expense that are substantially lower than the income tax liability and income tax expense calculated using statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months.  At March 31, 2009, we had $20.6 million in working capital, which included no borrowings on our $12.0 million line of credit and $6.4 million in cash and cash equivalents, as compared to working capital of $14.9 million at March 31, 2008.

The following table summarizes our cash flows for Fiscal 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,390	$7,579	(2,049)
Investing activities	(795)	(739)	(488)
Financing activities	413	(6,454)	2,441
Net increase (decrease) in cash and cash equivalents	$6,008	$386	$(96)

Operating Activities.  Cash provided by our operations in Fiscal 2009 was primarily the result of our Fiscal 2009 net income of $10.5 million adjusted for certain non-cash items within the statement of operations, primarily adjustments to our deferred tax balances and depreciation and stock-based compensation expenses.

Our net accounts receivable decreased approximately $700,000 from March 31, 2008 to March 31, 2009 due primarily to lower product sales in the fourth quarter of Fiscal 2009 as compared to the corresponding quarter in the prior year. Additionally, our net costs and estimated earnings in excess of billings decreased approximately $1.5 million over the same period, primarily as a result of improved timeliness of billings in our Transportation Systems segment during Fiscal 2009. If, in the longer term, our net sales and contract revenues increase, it is likely that both our accounts receivable and net costs and estimated earnings in excess of billings balances will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining sufficient credit on a timely basis.

Inventories increased approximately $1.5 million from March 31, 2008 to March 31, 2009 due primarily to a decrease in product sales, the introduction of new products by our Roadway Sensors segment and the acquisition of certain components because they have been discontinued by the manufacturer. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence or potentially excess inventory levels.

Cash provided by our operations in Fiscal 2008 was primarily a result of our Fiscal 2008 net income of $12.2 million and $1.6 million in net cash provided by changes in operating assets and liabilities, partially offset by approximately $6.2 million in net non-cash items within the statement of operations.  During Fiscal 2007, cash used in operations was primarily a result of investments in inventory due to sales growth and longer lead times in procuring certain components, and an increased level of net costs and estimated earnings in excess of billings due to sales growth and the timing of invoicing on contracts in our Transportation Systems segment.  These were partially offset by our Fiscal 2007 net income of $2.9 million.

Investing Activities.  Investing activities for Fiscal 2009, Fiscal 2008 and Fiscal 2007 each consisted primarily of purchases of certain property and equipment.

Financing Activities.  Net cash provided by financing activities in Fiscal 2009 was the result of $900,000 in cash inflows from the exercise of stock options to purchase our common stock, partially offset by net payments on our borrowings of $500,000. Net cash used in financing activities in Fiscal 2008 was the result of net payments on our borrowings of $8.0 million, partially offset by cash inflows of $1.5 million from the exercise of outstanding stock options and warrants to purchase our common stock.  During Fiscal 2007, net cash provided by financing activities was the result of cash inflows of $3.6 million from the exercise of outstanding stock options and warrants to purchase our common stock, of which approximately $2.0 million was raised through the exercise of outstanding warrants to purchase an aggregate of 1,250,000 shares of our common stock. These cash inflows were partially offset by net payments on our borrowings of $1.2 million.

Borrowings

The following table summarizes our borrowings and long-term debt:

March 31,
2009
(In thousands)
Convertible debentures, net	$750
Bank term note	6,543
$7,293

Prior to October 16, 2008, we had a credit facility with a bank that provided for line of credit borrowings of up to $10.0 million. Under this credit facility, we could borrow against our eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit was payable monthly at the current stated prime rate plus 1.00%. Additionally, we were obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeded the average daily principal balance during the preceding month. The credit facility required $2,000 in monthly collateral management fees and included an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility was secured by substantially all of our assets.  This credit facility expired on October 15, 2008.

Effective October 16, 2008, we entered into a new $19.5 million credit facility with a different bank (California Bank & Trust) which replaced our existing credit facility.  This new credit facility provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below).  Interest on borrowed amounts under the revolving line of credit will be payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (3.75% at March 31, 2009).  We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month.  The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.  As of March 31, 2009, no amounts were borrowed under the revolving line of credit portion of the facility.

Additionally, as part of this new credit facility and in connection with the early retirement of $7.0 million of our convertible debentures, as of March 31, 2009 we have borrowed $6.5 million under the $7.5 million 48-month term note to retire such outstanding debentures. In May 2009, we borrowed an additional $750,000 under the term note to pay off the remaining convertible debentures of the same amount. Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009. Interest on the term note will be payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility.  In October 2008, we paid an upfront loan commitment fee of $28,000 in connection with the term note portion of the credit facility.  The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

In connection with our credit facility and loan agreement with California Bank & Trust, we are also required to comply with certain quarterly financial covenants. These include achieving certain ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we cannot assure that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances. In this event, there can be no assurances that we would be able to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our financial condition.

On February 4, 2009 we entered into an Amended and Restated Loan and Security Agreement with California Bank & Trust which supersedes the agreements entered into on October 16, 2008 in their entirety. The October 16, 2008 documents were amended and restated to clarify certain ambiguities and remove non-applicable language.  No modifications were made to any significant provisions related to the overall amount of the credit facility, interest rate calculations, or any financial or non-financial covenant.

Off Balance Sheet Arrangements

In May 2004, we issued subordinated convertible debentures in an aggregate original principal amount of $10.1 million. These debentures were due in full on May 19, 2009 and were convertible into shares of our common stock at a conversion price of $3.61 per share. At March 31, 2009, convertible debentures in an aggregate principal amount of $750,000 remained outstanding, and were subsequently paid off in full on May 19, 2009. Because these debentures were conventionally convertible, we have not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in our consolidated financial statements in connection with this conversion feature.

At March 31, 2009, outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. With respect to financial assets and liabilities, we adopted SFAS 157 in the first quarter of Fiscal 2009. There was no material impact on our consolidated financial statements. We are currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to our non-financial assets and liabilities and expect to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of Fiscal 2010.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP 141R-1”), which amends SFAS 141R to require that assets acquired and liabilities assumed in a business combination that are from contingencies be recognized in accordance with FAS 157 if the fair value can be determined during the measurement period.  SFAS 141R and FSP 141R-1 are both effective for financial statements issued for fiscal years beginning after December 15, 2008. The nature and magnitude of the specific effects of adopting SFAS 141R and FSP 141R-1 will depend upon the nature, terms and size of any acquisitions we may consummate after the effective date of our adoption of SFAS 141R in the first quarter of Fiscal 2010.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We currently do not expect the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied on a retrospective basis. We plan to adopt FSP APB 14-1 in the first fiscal quarter of Fiscal 2010 and are currently evaluating the impact to our consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock,” (“EITF 01-6”), and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption. We plan to adopt EITF 07-5 in the first quarter of Fiscal 2010 and are currently evaluating the impact to our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our consolidated financial statements.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction and repairs during the winter months due to inclement weather conditions.

ITEM 7A.                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit and our bank term note. Our line of credit bears interest based on the prevailing prime rate (3.25% at March 31, 2009) plus 0% to 1.0%.  We do not believe that a 10% increase in the interest rate on our line of credit or term note (from 3.25% to 4.68%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

ITEM 8.                                              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this report.

ITEM 9.                                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                     CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of the our President and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control.    There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.                    OTHER INFORMATION

In May 2009, we entered into a separation agreement with Francis Memole, the former Senior Vice President and General Manager of our Vehicle Sensors segment, related to his termination of employment with Iteris, Inc.  Pursuant to this agreement, we have agreed to pay four and one half months of severance to Mr. Memole for an aggregate severance amount of approximately $72,000, in exchange for Mr. Memole’s broad release of claims against us and our affiliates.  In addition, we have agreed to pay 65% of Mr. Memole’s COBRA premiums until December 31, 2009 pursuant to the American Recovery and Reinvestment Act, as well as the balance of his first month’s COBRA premium.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information - Executive Officers,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Corporate Governance. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

(e)  Audit Committee. The information under the caption “Board Meetings and Committees — Audit Committee,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Transactions,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)               Documents filed as part of this report:

1.             Financial Statements. The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.             Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 2009	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	June 11, 2009
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	June 11, 2009
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	June 11, 2009
Gregory A. Miner

/s/ RICHARD CHAR	Director	June 11, 2009
Richard Char

/s/ KEVIN C. DALY	Director	June 11, 2009
Kevin C. Daly, Ph.D.

/s/ JOHN SEAZHOLTZ	Director	June 11, 2009
John Seazholtz

/s/ JOEL SLUTZKY	Director	June 11, 2009
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	June 11, 2009
Thomas L. Thomas

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Iteris, Inc.

We have audited the accompanying consolidated balance sheets of Iteris, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.

We were not engaged to examine management’s assessment of the effectiveness of Iteris, Inc.’s internal control over financial reporting as of March 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Irvine, California
June 10, 2009

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$6,372	$421
Trade accounts receivable, net of allowance for doubtful accounts of $534 and $1,020 at March 31, 2009 and 2008, respectively	12,448	13,108
Costs in excess of billings on uncompleted contracts	4,217	5,351
Inventories	5,681	4,226
Deferred income taxes	4,241	2,541
Prepaid expenses and other current assets	272	371
Total current assets	33,231	26,018
Property and equipment:
Leasehold improvements	1,930	1,915
Equipment	8,136	7,356
Accumulated depreciation	(6,822)	(5,804)
	3,244	3,467
Deferred income taxes	11,505	7,807
Intangible assets, net	110	257
Goodwill	27,774	27,774
Other assets	202	322
Total assets	$76,066	$65,645

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,228	$3,902
Accrued payroll and related expenses	3,188	3,825
Accrued liabilities	1,662	1,973
Billings in excess of costs and estimated earnings on uncompleted contracts	1,534	1,126
Current portion of long-term debt	2,019	244
Total current liabilities	12,631	11,070
Deferred rent	1,686	1,956
Unrecognized tax benefits	1,117	1,381
Other non-current liabilities	—	461
Long-term debt	5,274	7,566
Total liabilities	20,708	22,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock. $0.10 par value:
Authorized shares - 70,000 at March 31, 2009 and 2008
Issued and outstanding shares - 34,205 at March 31, 2009 and 33,420 at March 31, 2008	3,420	3,342
Additional paid-in capital	136,997	135,516
Common stock held in trust	(31)	(202)
Accumulated deficit	(85,025)	(95,499)
Accumulated other comprehensive income (loss)	(3)	54
Total stockholders’ equity	55,358	43,211
Total liabilities and stockholders’ equity	$76,066	$65,645

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2009	2008	2007

Net sales and contract revenues:
Net sales	$38,427	$40,326	$36,248
Contract revenues	30,932	24,837	22,049
Total net sales and contract revenues	69,359	65,163	58,297
Costs of net sales and contract revenues:
Cost of net sales(a)	20,346	20,499	19,829
Cost of contract revenues(a)	21,094	16,367	14,460
Gross profit	27,919	28,297	24,008
Operating expenses:
Selling, general and administrative(a)	18,035	17,289	16,003
Research and development(a)	4,030	3,566	4,030
Amortization of intangible assets	147	147	147
Total operating expenses	22,212	21,002	20,180
Operating income	5,707	7,295	3,828
Non-operating income (expense):
Other income (expense), net	116	252	(653)
Interest expense, net	(646)	(1,284)	(1,600)
Income before income taxes	5,177	6,263	1,575
Income tax benefit	5,297	5,900	1,343
Net income	$10,474	$12,163	$2,918

Earnings per share:
Basic	$0.31	$0.37	$0.10
Diluted	$0.30	$0.35	$0.09
Weighted-average shares outstanding:
Basic	33,964	32,723	29,698
Diluted	34,638	34,713	33,348

(a) Includes stock-based compensation expense as follows:

Cost of net sales	$9	$3	$13
Cost of contract revenues	38	14	60
Selling, general and administrative	297	266	195
Research and development	20	7	20
Total stock-based compensation expense	$364	$290	$288

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Common Stock Shares	Amount	Additional Paid-In Capital	Common Stock Held in Trust	Notes Receivable From Employees	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

Balance at March 31, 2006	27,432	$2,743	$126,664	$(374)	$(49)	$(110,356)	$7	$18,635
Warrant exercises	1,706	170	2,265	—	—	—	—	2,435
Stock option exercises	1,374	138	982	—	—	—	—	1,120
Issuance of warrants	—	—	22	—	—	—	—	22
Stock-based compensation	—	—	288	—	—	—	—	288
Issuance of common stock in connection with legal settlement	89	9	204	—	—	—	—	213
Repayment of notes receivable from employees	—	—	—	—	44	—	—	44
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	—	12	12
Net income	—	—	—	—	—	2,918	—	2,918
Comprehensive income	—	—	—	—	—	—	—	2,930
Balance at March 31, 2007	30,601	3,060	130,425	(374)	(5)	(107,438)	19	25,687
Conversion of redeemable common stock to common stock	1,219	122	3,292	—	—	—	—	3,414
Warrant exercises	85	9	113	—	—	—	—	122
Stock option exercises	1,515	151	1,223	—	—	—	—	1,374
Stock-based compensation	—	—	290	—	—	—	—	290
Issuance of shares held in trust	—	—	178	172	—	—	—	350
Write-off of notes receivable from employees	—	—	(5)	—	5	—	—	—
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(224)	—	(224)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	—	35	35
Net income	—	—	—	—	—	12,163	—	12,163
Comprehensive income	—	—	—	—	—	—	—	12,198
Balance at March 31, 2008	33,420	3,342	135,516	(202)	—	(95,499)	54	43,211
Stock option exercises	785	78	861	—	—	—	—	939
Stock-based compensation	—	—	364	—	—	—	—	364
Issuance of shares held in trust	—	—	256	171	—	—	—	427
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	—	(57)	(57)
Net income	—	—	—	—	—	10,474	—	10,474
Comprehensive income	—	—	—	—	—	—	—	10,417
Balance at March 31, 2009	34,205	$3,420	$136,997	$(31)	$—	$(85,025)	$(3)	$55,358

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$10,474	$12,163	$2,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in deferred tax assets	(5,398)	(7,321)	(1,419)
Depreciation of property and equipment	1,018	756	559
Stock-based compensation	364	290	288
Gain on early extinguishment of debt	(50)	(224)	—
Amortization of debt discounts	109	201	207
Amortization of deferred financing costs	72	135	137
Amortization of deferred gain on sale-leaseback	—	(165)	(284)
Amortization of intangible assets	147	147	147
Issuance of common stock in connection with legal settlement	—	—	213
Fair value of warrants issued for services	—	—	22
Changes in operating assets and liabilities:
Accounts receivable	660	(1,615)	(67)
Net costs and estimated earnings in excess of billings	1,542	(1,383)	(1,042)
Inventories	(1,455)	2,153	(3,565)
Prepaid expenses and other assets	97	(77)	19
Accounts payable and accrued expenses	(1,190)	2,519	(182)
Net cash provided by (used in) operating activities	6,390	7,579	(2,049)

Cash flows from investing activities
Purchases of property and equipment	(795)	(739)	(488)

Cash flows from financing activities
(Payments on) proceeds from borrowings on lines of credit, net	—	(4,015)	1,353
Borrowings on long-term debt	6,543	—	—
Payments on long-term debt	(7,069)	(3,838)	(1,843)
Credit facility commitment fees	—	(50)	(40)
Checks drawn in excess of available bank balances	—	(47)	(628)
Proceeds from stock option exercises	939	1,374	1,120
Proceeds from warrant exercises	—	122	2,435
Proceeds from notes receivable from employees	—	—	44
Net cash provided by (used in) financing activities	413	(6,454)	2,441
Effect of exchange rate changes on cash	(57)	—	—
Increase (decrease) in cash and cash equivalents	5,951	386	(96)
Cash and cash equivalents at beginning of year	421	35	131
Cash and cash equivalents at end of year	$6,372	$421	$35

Supplemental cash flow information:
Cash paid during the year for:
Interest	$545	$1,008	$1,263
Income taxes	462	24	39

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in settlement of liabilities	$427	$350	$—
Conversion of redeemable common stock to common stock	—	3,414	—
Lease incentives in connection with new headquarters lease	—	1,772	—
Write-off of notes receivable from employees	—	(5)	—

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2009

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (including our subsidiary, referred to collectively in these consolidated financial statements as “Iteris,” “the Company,” “we,” “our” and “us”)  is a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion, minimize the environmental impact of traffic congestion and improve the safety of surface transportation systems infrastructure.  By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers worldwide.  Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our consolidated financial statements include the accounts of Iteris and our subsidiary, Iteris Europe GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, overhead rates used in cost-plus contracts, contract reserves, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the realization of goodwill.

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

Contract revenues are derived primarily from long-term contracts with governmental agencies. Contract revenues include costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. Costs and estimated earnings in excess of billings at March 31, 2009 and 2008 include $684,000 and $828,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2009 are expected to be billed and collected during the fiscal year ending March 31, 2010.

In addition to product and contract revenue, we derive revenue from technology access fees, the provision of specific non-recurring contract engineering services and royalties. Technology access fee revenues are recognized evenly over the period in which they are earned. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned, based on unit sales of our products. Technology access fee revenues, contract engineering revenues and royalty revenues are included in net sales in the accompanying consolidated statements of operations.

Revenues from follow-on service and support, for which we charge separately, are recorded in the period in which the services are performed.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions and therefore have minimal credit risk.

Accounts receivable are primarily derived from revenues earned from customers located throughout North America and Europe. We generally do not require collateral or other security from customers. Collectibility of receivable balances is estimated through review of invoices outstanding greater than a certain period of time and ongoing credit evaluations of our customers’ financial condition. Reserves are maintained for potential credit losses, and such losses have historically been within management’s expectations.

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements, long-term debt and convertible debentures approximate carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities.

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

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS 142”), goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill.  We determine the fair value of reporting units using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. We performed annual impairment assessments of the carrying value of goodwill for each of the years ended March 31, 2009, 2008 and 2007. Based on these assessments, we determined that no impairment was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value.

We evaluate long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of assets is impaired, based on a comparison to undiscounted expected future cash flows.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon our weighted average cost of capital adjusted for risks associated with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. See Note 4.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109  (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our tax positions and make a determination as to whether each position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

Stock-Based Compensation

Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amended SFAS No. 95, Statement of Cash Flows.  SFAS 123R requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations as an expense, based on their grant date fair values with such fair values amortized over the requisite service period.  We elected to use the modified prospective transition method for transition to SFAS 123R.  Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption.  In addition, under the modified prospective method, compensation expense will be recognized for all stock-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS 123.

The fair value concepts were not changed significantly as a result of implementing SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions.  The fair value of each stock-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatility is based on the historical volatility of our stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of our options.  The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.  Additionally, SFAS 123 did not require the estimation of forfeitures in the calculation of stock compensation expense; however, SFAS 123R does require such estimation and upon adoption of SFAS 123R, we changed our methodology to include an estimate of forfeitures.

In addition, in accordance with SFAS 123R, SFAS 109 and Emerging Issues Task Force (“EITF”) Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

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

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $202,000, $172,000 and $152,000 in the years ended March 31, 2009, 2008 and 2007, respectively.

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship.  Products sold to certain original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.  The accrued warranty provision is included within accrued expenses in the accompanying consolidated balance sheets.

Repair and Maintenance Costs

We incur repair and maintenance costs in the normal course of business. Should the activity result in a permanent improvement to one of our leased facilities, the cost is capitalized as a leasehold improvement and amortized over its useful life or the remainder of the lease period, whichever is shorter. Non-permanent repair and maintenance costs are charged to expense as incurred.

Comprehensive Income

The only component of accumulated other comprehensive income is foreign currency translation adjustments.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. With respect to financial assets and liabilities, we adopted SFAS 157 in the first quarter of fiscal 2009, for which there was no material impact on the consolidated financial statements. We are currently evaluating the impact of SFAS 157 and FSP 157-2 with respect to our non-financial assets and liabilities and expect to adopt SFAS 157 and FSP 157-2 with respect to these assets and liabilities in the first quarter of our fiscal year ending March 31, 2010.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP 141R-1”), which amends SFAS 141R to require that assets acquired and liabilities assumed in a business combination that are from contingencies be recognized in accordance with SFAS 157 if the fair value can be determined during the measurement period.  SFAS 141R and FSP 141R-1 are both effective for financial statements issued for fiscal years beginning after December 15, 2008. The nature and magnitude of the specific effects of adopting SFAS 141R and FSP 141R-1 will depend upon the nature, terms and size of any acquisitions we may consummate after the effective date of our adoption of SFAS 141R in the first fiscal quarter of our fiscal year ending March 31, 2010.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We currently do not expect the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied on a retrospective basis. We plan to adopt FSP APB 14-1 in the first fiscal quarter of our fiscal year ending March 31, 2010 and are currently evaluating the impact to our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption. We plan to adopt EITF 07-5 in the first quarter of our fiscal year ending March 31, 2010 and are currently evaluating the impact to our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of our fiscal year ending March 31, 2010 and do not expect it to have a material impact on our consolidated financial statements.

2.                                      Supplementary Financial Information

Inventories

The following table presents details regarding our inventories:

	March 31,
	2009	2008
	(In thousands)
Materials and supplies	$4,820	$3,031
Work in process	198	345
Finished goods	663	850
	$5,681	$4,226

Intangible Assets

The following table presents details regarding our intangible assets:

	March 31, 2009		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$495	$(482)	$495	$(381)
Patents	317	(220)	317	(174)
Total	$812	$(702)	$812	$(555)

Amortization expense for intangible assets subject to amortization was $147,000 for each of the years ended March 31, 2009, 2008 and 2007. Future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
2010	$58
2011	46
2012	6
$110

Warranty Reserve Activity

The following table presents activity with respect to our accrued warranty obligations:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$494	$520	$519
Additions charged to cost of sales	342	347	630
Warranty claims	(254)	(373)	(629)
Balance at end of year	$582	$494	$520

Earnings Per Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$10,474	$12,163	$2,918

Denominator:
Weighted average common shares used in basic computation	33,964	32,723	29,698
Dilutive stock options	671	1,973	3,346
Dilutive warrants	3	17	304
Weighted average common shares used in diluted computation	34,638	34,713	33,348

Earnings per share:
Basic	$0.31	$0.37	$0.10
Diluted	$0.30	$0.35	$0.09

The following shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Stock options	1,518	520	582
Warrants	1,158	1,170	1,240
Convertible debentures	1,281	2,661	2,729

3.                                     Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

Prior to October 16, 2008, we had a credit facility with a bank that provided for line of credit borrowings of up to $10.0 million. Under this credit facility, we could borrow against our eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit was payable monthly at the current stated prime rate plus 1.00%. Additionally, we were obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeded the average daily principal balance during the preceding month. The credit facility required $2,000 in monthly collateral management fees and included an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. The credit facility was secured by substantially all of our assets.  This credit facility expired on October 15, 2008.

Effective October 16, 2008, we entered into a new $19.5 million credit facility with a different bank, which replaced our existing credit facility.  This new credit facility provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below).  Interest on borrowed amounts under the revolving line of credit will be payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (3.75% at March 31, 2009).  We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month.  The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.  As of March 31, 2009, no amounts were borrowed under the revolving line of credit portion of the facility. As part of this credit facility, we may also borrow up to $7.5 million in the form of a 48-month term note to retire our convertible debentures as discussed below under “Long-Term Debt — Bank Term Notes.”

On March 31, 2009, the available credit under the revolving line of credit was $12.0 million, all of which was unused.

Long-Term Debt

Our long-term debt consists of the following:

	March 31,
	2009	2008
	(In thousands)
Convertible debentures, net	$750	$7,566
Bank term note	6,543	210
Other	—	34
	7,293	7,810
Less current portion	(2,019)	(244)
	$5,274	$7,566

Convertible Debentures, Net. In May 2004, we sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million. In connection with the issuance of the debentures, we issued warrants to purchase an aggregate of 639,847 shares of our common stock, the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and is being amortized to interest expense over the term of the convertible debentures.

The debentures were due in full on May 19, 2009, provided for 6.0% annual interest, payable quarterly, and were convertible into our common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008 until the maturity date, we were permitted to redeem the debentures at 110% of the principal amount. Through March 31, 2009, $250,000 of debentures had been converted into 69,252 shares of our common stock.

During the year ended March 31, 2008, at the holders’ request, we paid $1.8 million in cash to retire $2.1 million of convertible debentures early, for which we recorded a net gain of $224,000.  During the year ended March 31, 2009, we early-retired an additional $7.0 million of outstanding convertible debentures, also at the holders’ request, for a net gain of approximately $50,000. For this retirement we used $300,000 of our cash and financed $6.5 million under our new bank term note, which is described below under the caption “Bank Term Notes.” The net gains above were recorded within other income for their respective fiscal years within the accompanying consolidated statements of operations.

As of March 31, 2009, $750,000 of convertible debentures remained outstanding. Subsequently, on May 18, 2009, we retired this outstanding balance, which was also financed under our bank term note. In accordance with SFAS No. 6, Classifications of Short-Term Obligations Expected to Be Refinanced, we have classified the portion of the remaining outstanding convertible debentures financed under our term note subsequent to March 31, 2009 as long-term debt in the accompanying condensed consolidated balance sheet as of March 31, 2009.

Bank Term Notes. In October 2004, we entered into a $5.0 million term note payable with a bank. The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  The final payment against this term note was made in June 2008.

Effective October 16, 2008, we entered into a new $19.5 million credit facility with a different bank, as described above.  Under this new credit facility, we may borrow up to $7.5 million in the form of a 48-month term note to retire all outstanding convertible debentures.  Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009.  Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (4.25% at March 31, 2009).  We paid an upfront loan commitment fee of $28,000 for the term note. The term note contains no early termination fees and, along with the new revolving line of credit under the same credit agreement (above), is secured by substantially all of our assets. As of March 31, 2009, $6.5 million had been borrowed against this term note to repay convertible debentures.

On February 4, 2009 we entered into an Amended and Restated Loan and Security Agreement with our bank which supersedes the agreements entered into on October 16, 2008 in their entirety. The October 16, 2008 documents were amended and restated to clarify certain ambiguities and remove non-applicable language.  No modifications were made to any significant provisions related to the overall amount of the credit facility, interest rate calculations, or any financial or non-financial covenant.

Scheduled aggregate maturities of long-term debt principal as of March 31, 2009 were as follows:

Year Ending March 31:
(In thousands)
2010	$2,019
2011	2,323
2012	2,323
2013	628
$7,293

4.                                     Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
United States	$4,927	$6,119	$1,517
Foreign	250	144	58
	$5,177	$6,263	$1,575

The reconciliation of our income tax benefit to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Income tax provision at statutory rates	$1,761	$2,131	$536
State income taxes net of federal benefit	57	(675)	(147)
Change in valuation allowance associated with federal deferred tax assets	(6,915)	(7,558)	(1,895)
Compensation charges	(4)	194	—
Unrecognized tax benefits	(290)	(133)	—
AMT and foreign taxes	(8)	40	24
Other permanent differences	102	101	139
Income tax benefit	$(5,297)	$(5,900)	$(1,343)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Net operating losses	$13,942	$16,777
Credit carry forwards	247	164
Deferred compensation and payroll	1,035	1,359
Bad debt allowance and other reserves	672	601
Other, net	264	167
Total deferred tax assets	16,160	19,068
Valuation allowance	—	(7,887)
Net deferred tax assets	16,160	11,181

Deferred tax liabilities:
Property and equipment	(104)	(160)
Acquired intangibles	(341)	(183)
Other, net	31	(490)
Total deferred tax liabilities	(414)	(833)
Net deferred tax assets	$15,746	$10,348

The components of current and deferred federal and state income tax benefits and provisions are as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Current income tax provision:
Federal	$(200)	$94	$25
State	223	40	32
Foreign	78	40	24
Deferred income tax benefit:
Federal	(5,261)	(5,011)	(1,170)
State	(137)	(1,063)	(254)
Net income tax benefit	$(5,297)	$(5,900)	$(1,343)

At March 31, 2009, we had approximately $184,000 in federal alternative minimum tax credit carryforwards and $30,000 in state alternative minimum tax credit carryforwards that can be carried forward indefinitely. We had $40.8 million of federal net operating loss carryforwards at March 31, 2009 that begin to expire in 2019 and $18.4 million of state net operating loss carryforwards that begin to expire in 2013.

In May 2004, we acquired a greater than 80% ownership interest in a former subsidiary and from that date forward, our income taxes are provided on a consolidated basis for federal income tax purposes. Due to changes in stock ownership, the prior year $44.4 million of federal net operating loss carryforwards and other federal tax attributes of Iteris are subject to a Section 382 limitation estimated at approximately $7.8 million annually which can be utilized to offset federal consolidated taxable income. To the extent such limitation is not exceeded in a particular year, the excess limitation accumulates and adds to subsequent years’ limitations.

Pursuant to SFAS 123R, our deferred tax assets at March 31, 2009 do not include $2.4 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders’ equity will be adjusted.

At March 31, 2009, we determined that it is more likely than not that our deferred tax assets will be realized. In making such determination, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As a result, at March 31, 2009, we recorded a reduction to income tax expense of $7.4 million.

Unremitted earnings of our foreign subsidiary have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated that such earnings will be remitted to the United States.  If remitted, the additional United States taxes would not be material.

FIN 48

As of April 1, 2007, we recognized the cumulative impact of the adoption of FIN 48 as a $224,000 increase to our liability for unrecognized tax benefits with a corresponding increase to our accumulated deficit balance. As of March 31, 2009 and 2008, our gross unrecognized tax benefits were $2.5 million and $2.8 million, respectively, of which $1.1 million and $88,000 respectively, if recognized, would affect our effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect our effective tax rate due primarily to the impact of the valuation allowance on such differences.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2009 and 2008, we had accrued cumulatively $39,000 and $28,000, respectively, for the payment of interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at April 1, 2007	$1,584
Increases in tax positions for prior year	1,160
Decreases in tax positions for prior year	(147)
Increases in tax positions for current year	327
Lapse in statute of limitations	(136)
Gross unrecognized tax benefits at March 31, 2008	2,788
Increases in tax positions for prior year	155
Decreases in tax positions for prior year	(36)
Increases in tax positions for current year	22
Lapse in statute of limitations	(404)
Gross unrecognized tax benefits at March 31, 2009	$2,525

We anticipate a decrease in gross unrecognized tax benefits of approximately $300,000 within the next twelve months based on federal and state statute expirations in various jurisdictions.

We are subject to taxation in the United States and various states.  We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2006 and state as well as local income tax examination for fiscal tax years ended March 31, 2005.

5.                                     Commitments and Contingencies

Litigation

On June 29, 2004, a supplier to Mariner Networks, Inc., a former subsidiary of Iteris that was discontinued in the fiscal year ended March 31, 2002, filed a complaint in Orange County Superior Court against us alleging various breaches of written contract claims arising out of alleged purchase orders.  On July 20, 2006, we entered into a settlement agreement in connection with this matter.  The dispute was settled in full for $688,000 payable as follows:  (i) we issued 88,912 shares of our common stock on August 18, 2006 valued at $213,000 based on the closing sales price of our common stock on the date of issuance; (ii) we made a cash payment of $125,000 on October 20, 2006; and (iii) we are obligated to pay $350,000 in cash in equal monthly installments of $9,700 over three years beginning in November 2006 through October 2009.  In connection with this settlement, we recorded a charge of $635,000, representing the fair value of the settlement, within other expense in the accompanying consolidated statement of operations for the year ended March 31, 2007.

From time to time, we have been involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Furthermore, from time to time, we have experienced unforeseen developments in contingencies related to our former subsidiaries.  For example, we have been the subject of a number of routine tax audits for time periods and jurisdictions related to the businesses of our former subsidiaries, some of which are still in process.  Although the development and ultimate outcome of these and other unforeseen matters cannot be predicted with any certainty, our management does not believe that we are presently involved in any matters related to our former subsidiaries that would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Operating Leases

In May 2007, we entered into an agreement to lease 52,000 square feet of space in Santa Ana, California for a term of 88 months. In September 2007, we relocated our headquarters and principal operations into this space. The monthly lease rate is $102,000 during the first year of the lease and increases each year thereafter, up to a maximum of $120,000 during the last year of the lease. The lease may be extended for a period of five years, at our option, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement date of the extension period. Additionally, the lease agreement provides for $1.8 million in incentives in the form of tenant improvement allowances, which we recorded as deferred rent and capitalized leasehold improvements in our consolidated balance sheet.  The deferred rent amount will reduce future rent expense over the term of the lease, and the capitalized leasehold improvements amount will be depreciated over the initial term of the lease (the estimated useful life of the related leasehold improvements).

We have lease commitments for facilities in various locations throughout the United States as well as certain other equipment.  Future minimum rental payments under these noncancelable operating leases at March 31, 2009 were as follows:

Year Ending March 31:
(In thousands)
2010	$2,010
2011	1,741
2012	1,468
2013	1,371
2014	1,393
Thereafter	1,064
$9,047

Rent expense totaled $1.8 million, $2.1 million and $2.2 million for the years ended March 31, 2009, 2008 and 2007, respectively.

We previously had recorded on our consolidated balance sheet a deferred gain related to the May 2002 sale and leaseback of our prior headquarters in Anaheim, California.  The deferred gain was amortized over the term of the underlying lease, which terminated in September 2007, and resulted in a realized gain of $165,000 in the fiscal year ended March 31, 2008 and $284,000 in the fiscal year ended March 31, 2007.

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes two of our directors, one of which is the Chief Executive Officer of MAXxess. At March 31, 2009, MAXxess owed us an aggregate of $274,000 related to this sublease, which terminated in September 2007, and certain related ancillary services that we provided to MAXxess.  Although we have fully reserved for amounts owed to us by MAXxess under the terms of this sublease, we intend to continue to pursue full payment of any and all amounts due from MAXxess.

Inventory Purchase Commitments

At March 31, 2009, we had firm commitments to purchase approximately $3.8 million of inventory during the first and second quarters of our fiscal year ending March 31, 2010.

Deferred Compensation Plan

In 1986, we adopted the Executive Deferral Plan (the “1986 Plan”) under which certain executives were able to defer a portion of their annual compensation into the 1986 Plan. All deferred amounts earned interest, generally with no guaranteed rate of return.  During the year ended March 31, 2003, we adopted the Deferred Compensation Plan, and all assets of the 1986 Plan were transferred into the Deferred Compensation Plan.  No compensation withholdings were deferred under the 1986 Plan or the Deferred Compensation Plan in the years ended March 31, 2009, 2008 and 2007.

At March 31, 2009, the Deferred Compensation Plan held 23,844 shares of our common stock, which we have presented as an aggregated $31,000 deferred compensation plan liability in the accompanying consolidated balance sheet. At March 31, 2008, the Deferred Compensation Plan held 167,177 shares of our common stock and $5,000 in cash.  Changes in the value of Iteris common stock held by the Deferred Compensation Plan are determined based on changes in the quoted market price of our common stock at the close of each reporting period and presented within operating expenses in the accompanying consolidated statements of operations. As a result of such changes in the value of Iteris common stock, we recorded expense of $72,000, expense of $21,000 and a benefit of $91,000 in the years ended March 31, 2009, 2008 and 2007, respectively.  The original $31,000 cost basis of shares of Iteris common stock held in the Deferred Compensation Plan at March 31, 2009 has been recorded as a contra-equity account in the accompanying consolidated financial statements.

6.                                     Stockholders’ Equity

Preferred Stock

Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. As of March 31, 2009 and 2008, there were no outstanding shares of preferred stock, and we do not currently have any plans to issue any shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights.

Common Stock and Common Stock Warrants

On September 28, 2006, we issued warrants to purchase an aggregate 246,250 shares of common stock at an exercise price of $3.25 with a five-year life to an existing shareholder in exchange for the early exercise of 1,250,000 outstanding warrants with an exercise price of $1.61.  These new warrants were immediately exercisable and are callable by us if the market price of our common stock trades for 20 consecutive days at a price greater than or equal to two times the exercise price of the warrants.  The fair value of these new warrants was $320,000 calculated using the BSM option-pricing formula.  The warrants were considered a cost of raising capital and were recorded in equity.

In connection with the issuance of the above-described warrants, we are party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should it fail to maintain effective registration statements for the shares of common stock issuable upon exercise of the warrants.  These warrants have been accounted for within equity in the consolidated balance sheets as of March 31, 2009 and 2008 in accordance with EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities have been recorded in connection therewith.  As of March 31, 2009, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

The following table summarizes information regarding outstanding warrants to purchase our common stock as of March 31, 2009:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(In thousands)	(Years)
$1.42	15	4.4	$1.42
$3.25	246	1.9	3.25
$3.61 to $4.03	674	0.1	3.93
$5.00 to $5.26	230	0.7	5.18
	1,165	0.7	$4.00

All of the outstanding warrants were exercisable at March 31, 2009.  Warrants to purchase an aggregate of 246,260 shares of common stock at an exercise price of $3.25 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $5.00 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants.

In May 2009, 673,883 warrants associated with our convertible debentures (see Note 3) with a weighted average exercise price of $3.93 expired unexercised.

The following summarizes common stock reserved for future issuance at March 31, 2009:

(In thousands)
Shares issuable under stock options plans	3,760
Shares issuable under the exercise of warrants	1,165
4,925

Upon the exercise of warrants or stock options, we issue new shares of common stock from our authorized shares.

7.                                     Associate Benefit Plans

Stock Option Plans

On September 21, 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the fair market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of March 31, 2009, options to purchase approximately 404,000 shares of common stock were outstanding under the 2007 Plan.

Our 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan will remain outstanding pursuant to the terms of such stock options. As of March 31, 2009, options to purchase approximately 1.3 million shares of our common stock were outstanding under the 1997 Plan.

In connection with our merger with the Iteris Subsidiary in 2004, we assumed the 1998 Stock Incentive Plan (the “1998 Plan”) of the Iteris Subsidiary and all outstanding options granted thereunder. As of March 31, 2009, options to purchase approximately 1.6 million shares of our common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances. These change-in-control provisions meet the criteria of a performance condition under SFAS 123R.

A summary of activity in the Plans for the year ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weigthed Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2008	4,524	$1.83
Granted	30	2.10
Exercised	(785)	1.20
Forfeited	(20)	2.58
Expired	(435)	2.28
Options outstanding at March 31, 2009	3,314	$1.92	4.0	$346
Vested and expected to vest at March 31, 2009	3,245	$1.91	3.9	$346
Options exercisable at March 31, 2009	2,857	$1.85	3.4	$346
Options exercisable at March 31, 2009 pursuant to a change-in-control	3,314	$1.92	4.0	$346

At March 31, 2009, there were approximately 446,000 shares of common stock available for grant under the 2007 Plan.

Stock-Based Compensation

The grant date fair value of options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2009	2008	2007

Dividend yield	—%	—%	—%
Expected life - years	7.0	7.0	7.0
Risk-free interest rate	3.3%	3.8%	4.7%
Expected volatility of common stock	0.75	0.80	0.90

A summary of certain fair value and intrinsic value information is as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.50	$1.83	$1.92
Intrinsic value of options exercised	771	2,555	2,288

At March 31, 2009, there was approximately $836,000 of total unrecognized compensation expense related to unvested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested stock options, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we issue additional stock options or other stock-based awards.

Associate Incentive Programs

Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made during the years ended March 31, 2009, 2008 and 2007.

In May 1990, we adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 90% of contributions, based on years of service, up to a stated limit. Under the provisions of the 401(k) Plan, associates have various investment choices, one of which is the purchase of Iteris common stock at market price. Our matching contributions were approximately $753,000, $401,000 and $480,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

8.                                     Business Segment and Geographic Information

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection products and systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our lane departure warning products and is comprised of all activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1.  Beginning April 1, 2007, we increased the portion of our corporate expenses that we allocate to our segments such that substantially all corporate expenses are allocated.  Interest, amortization of certain intangibles and certain corporate expenses are still not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All segment revenues are derived from external customers. Segment assets are not disclosed because the discrete financial information provided to and reviewed by our chief operating decision maker does not separately identify segment assets.

Selected financial information for our reportable segments as of and for the years ended March 31, 2009, 2008 and 2007 is as follows:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Year Ended March 31, 2009
Product revenue	$27,197	$9,913	$—	$37,110
Service and other revenue	—	1,317	30,932	32,249
Stock-based compensation	30	48	50	128
Depreciation and amortization	198	137	249	584
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	3,415	569	2,216	6,200

Year Ended March 31, 2008
Product revenue	$28,452	$10,016	$—	$38,468
Service and other revenue	—	1,858	24,837	26,695
Stock-based compensation	18	45	27	90
Depreciation and amortization	107	130	147	384
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	5,062	552	2,094	7,708

Year Ended March 31, 2007
Product revenue	$27,261	$6,408	$—	$33,669
Service and other revenue	—	2,579	22,049	24,628
Stock-based compensation	37	54	78	169
Depreciation and amortization	82	138	126	346
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income (loss)	6,035	(2,625)	2,551	5,961

The following reconciles segment income to consolidated income before income taxes:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Segment income:
Total income from reportable segments	$6,200	$7,708	$5,961
Unallocated amounts:
Corporate and other expenses	(346)	(266)	(1,986)
Amortization of intangible assets	(147)	(147)	(147)
Other income, net	116	252	(653)
Interest expense, net	(646)	(1,284)	(1,600)
Income before income taxes	$5,177	$6,263	$1,575

Significant Customer and Geographic Information

No single customer accounted for more than 10% of our total net sales and contract revenues for the years ended March 31, 2009 and 2008. One customer within our Roadway Sensors segment accounted for approximately 12.4% of our total net sales and contract revenues for the year ended March 31, 2007.

The Roadway Sensors segment had one customer who accounted for 19.3%, 16.9% and 26.5% of total segment revenue for the years ended March 31, 2009, 2008 and 2007, respectively.

The Vehicle Sensors segment had three customers who accounted for an aggregate of 63.3% of total segment revenue for the year ended March 31, 2009; three customers who accounted for an aggregate of 60.9% of total segment revenue for the year ended March 31, 2008; and three customers who accounted for an aggregate of 64.2% of total segment revenue for the year ended March 31, 2007.

The Transportation Systems segment had one customer who accounted for 11.5% of segment revenue for the year ended March 31, 2009 and one customer who accounted for 13.3% of total segment revenue for the year ended March 31, 2007.

At March 31, 2009 and 2008, our gross accounts receivable from governmental agencies and prime government contractors were approximately $6.5 million and $6.4 million, respectively. No individual customer or government agency had a receivable balance at March 31, 2009 or 2008 greater than 10% of our total trade accounts receivable balances as of March 31, 2009 and 2008, respectively.

Our total net sales and contract revenues derived from all independent customers located outside the United States approximated 15%, 12% and 6% for the years ended March 31, 2009, 2008 and 2007, respectively.

Our assets are held substantially in the United States.

9.                                     Quarterly Financial Data (Unaudited)

Quarter Ended:	Total Net Sales and Contract Revenues	Gross Profit	Net Income	Basic Earnings per Share		Diluted Earnings per Share
	(In thousands, except per share amounts)
June 30, 2008	$17,442	$7,752	$666	$0.02		$0.02
September 30, 2008	19,066	7,875	1,067	0.03		0.03
December 31, 2008	16,462	6,504	741	0.02		0.02
March 31, 2009	16,389	5,788	8,000	0.23		0.23
	$69,359	$27,919	$10,474	$0.31	*	$0.30	*

June 30, 2007	$15,757	$7,094	$1,096	$0.03		$0.03
September 30, 2007	16,976	7,262	2,170	0.07		0.06
December 31, 2007	15,363	6,500	954	0.03		0.03
March 31, 2008	17,067	7,441	7,943	0.24		0.23
	$65,163	$28,297	$12,163	$0.37	*	$0.35	*

*            Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

10.                              Subsequent Events

Purchase Acquisition

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, Inc., a privately-held developer of video processing algorithms enabling state and local governments to conduct real-time analysis on fixed and Pan-Tilt-Zoom camera feeds. The total purchase consideration was approximately $518,000, for which we paid $300,000 in cash upon execution of the purchase agreement (the “Closing”), and for which we are scheduled to pay an additional (i) $106,000 on the one-year anniversary of the Closing and (ii) approximately $112,000 on the two-year anniversary of the Closing, pursuant to the purchase agreement. The seller is also eligible to receive additional consideration based on future net sales of certain products, subject to certain limitations, as further described in the purchase agreement.

Employment Termination

In May 2009, as part of an internal reorganization, we terminated the employment of the Senior Vice President and General Manager of our Vehicle Sensors segment. We expect to incur a charge of approximately $100,000 in the first quarter of the fiscal year ending March 31, 2010 related to certain severance benefits to be paid in connection with the termination agreement.

Exhibit Index

Exhibit Number	Description	Where Located

3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 26, 2007	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 13, 2007

3.3	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007

3.7	Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Amended and Restated Rights Agreement, dated as of May 10, 2004, by and between the registrant and U.S. Stock Transfer Corporation, including exhibits thereto	Exhibit 99.1 to the registrant’s Registration Statement on Form 8-A/A as field with the SEC on June 18, 2004

10.1*	Profit Sharing Plan and Trust	Exhibit 10.3 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-8 (Reg. No. 002-98656) as filed with the SEC on May 5, 1988

10.2*	Amendment Nos. 3 and 4 to the Profit Sharing Plan and Trust	Exhibits 4.3.1 and 4.3.2, respectively, to Amendment No. 3 to the registrant’s Registration Statement on Form S-3 (Reg. No. 002-86220) as filed with the SEC on June 13, 1990

10.3*	Form of Executive Deferral Plan between the registrant and certain employees of the registrant	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1988

10.4	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.5	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.6*	1997 Stock Incentive Plan (the “1997 Plan”) as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

Exhibit Number	Description	Where Located

10.7*	Form of Notice of Grant of Stock Option	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8*	Form of Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11*	Form of Stock Issuance Agreement	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.13*	Form of Notice of Grant of Automatic Stock Option—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.14*	Form of Notice of Grant of Automatic Stock Option—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.15*	Form of Automatic Stock Option Agreement.	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.16	Amended and Restated Agreement of Purchase and Sale and Escrow Instructions, dated February 19, 2002, by and between Iteris, Inc. and 1515 South Manchester, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2002

10.17*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.18*

Form of Notice of Grant, including forms of Option Agreement and Stock Purchase Agreement for the following directors and executive officers: Gary Hernandez, Dr. Hartmut Marwitz, Paul E. Wright, Jack Johnson, Richard D. Crawshaw, Gregory McKhann, Francis Memole, James S. Miele, Abbas Mohaddes and Stephen Edwin Rowe

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.19*	Form of Addendum to Stock Option Agreement	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

Exhibit Number	Description	Where Located
10.20*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.21*	Iteris, Inc. Deferred Compensation Savings Plan and Grantor Trust	Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.22+	Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and Class 2 Vehicle Markets Incorporating Iteris’ LDWS Technology (Valeo Schalter and Sensoren GmbH)	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004

10.23

Warrant Exercise Agreement dated September 27, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.24

Registration Rights Agreement dated September 28, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.25+	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.26	Loan and Security Agreement effective as of October 16, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.27	Intellectual Property Security Agreement dated October 9, 2006 by and between the registrant and Silicon Valley Bank	Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.28+	Settlement Agreement, effective August 15, 2006, by and between the registrant and Delta Networks, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2006

10.29*	Offer letter effective February 28, 2007 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.30*	Separation Agreement and Release of Claims dated March 1, 2007 by and between the registrant and Jack Johnson	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.31	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.32	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

Exhibit Number	Description	Where Located
10.33	Termination Agreement, dated May 30, 2007, by and among Transportation Planning Group, Inc., Abbas Mohaddes and Iteris, Inc.	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.34*	2007 Omnibus Incentive Plan and forms of agreements	Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on August 10, 2007

10.35	Amendment to Loan and Security Agreement, dated October 17, 2007, by and between Silicon Valley Bank and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2007

10.36	Debenture Redemption Agreement, dated February 11, 2008, by and among Potomac Capital Partners, LP, Potomac Capital International Ltd. and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 15, 2008

10.37	Debenture Redemption Agreement, dated February 27, 2008, by and between Gruber & McBaine International and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.38	Debenture Redemption Agreement, dated February 27, 2008, by and between Lagunitas Partners, LP and Iteris, Inc.	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.39	Debenture Redemption Agreement, dated February 27, 2008, by and between Jon D. and Linda W. Gruber Trust and Iteris, Inc.	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.40*	Change in Control Agreement dated June 11, 2008 by and between James S. Miele and Iteris, Inc.	Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 12, 2008

10.41	Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.42	Debenture Redemption Agreement, dated October 17, 2008, by and between the registrant and certain affiliates of Bryant R. Riley	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.43	Debenture Redemption Agreement, dated October 27, 2008, by and between the registrant and each of Lloyd I. Miller, III, Lloyd I. Miller Trust A-4, Milfam I, L.P. and Milfam II, L.P.	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.44	Debenture Redemption Agreement, dated January 9, 2009, by and between the registrant and each of Irvin Kessler and Provident Premier Master Fund Ltd.	Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.45	Separation Agreement and Release of All Claims, dated May 20, 2009, by and between Francis Memole and the registrant	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

Exhibit Number	Description	Where Located
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

* Indicates a management contract or compensatory plan or arrangement

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.