Form 10-Q
period 2009-06-30
ITERIS, INC.
filed 2009-08-11
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2009, there were 34,280,756 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2009

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe GmbH.

AutoVue®, Iteris®, Vantage®, VersiCam™, EdgeConnect™, RZ4 Advanced™ and Safety Direct™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30,	March 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$6,018	$6,372
Trade accounts receivable	11,812	12,448
Costs in excess of billings on uncompleted contracts	3,876	4,217
Inventories	5,178	5,681
Deferred income taxes	4,241	4,241
Prepaid expenses and other current assets	396	272
Total current assets	31,521	33,231
Property and equipment, net	3,033	3,244
Deferred income taxes	11,505	11,505
Intangible assets, net	567	110
Goodwill	27,791	27,774
Other assets	205	202
Total assets	$74,622	$76,066

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,338	$4,228
Accrued payroll and related expenses	2,587	3,188
Accrued liabilities	1,709	1,662
Billings in excess of costs and estimated earnings on uncompleted contracts	1,352	1,534
Current portion of long-term debt	2,313	2,019
Total current liabilities	11,299	12,631
Deferred rent	1,615	1,686
Unrecognized tax benefits	1,117	1,117
Other non-current liabilities	112	—
Long-term debt	4,841	5,274
Total liabilities	18,984	20,708
Commitments and contingencies
Stockholders’ equity:
Common stock $0.10 par value, 70,000 shares authorized, 34,265 and 34,205 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	3,427	3,420
Additional paid-in capital	137,151	136,997
Common stock held in trust	(31)	(31)
Accumulated deficit	(84,928)	(85,025)
Accumulated other comprehensive income (loss)	19	(3)
Total stockholders’ equity	55,638	55,358
Total liabilities and stockholders’ equity	$74,622	$76,066

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2009	2008
Net sales and contract revenues:
Net sales	$6,933	$10,526
Contract revenues	7,701	6,916
Total net sales and contract revenues	14,634	17,442
Costs of net sales and contract revenues:
Cost of net sales(a)	3,843	5,267
Cost of contract revenues(a)	5,209	4,423
Gross profit	5,582	7,752
Operating expenses:
Selling, general and administrative(a)	4,253	5,156
Research and development(a)	964	1,210
Amortization of intangible assets	44	36
Total operating expenses	5,261	6,402
Operating income	321	1,350
Non-operating income (expense):
Other income, net	19	5
Interest expense, net	(86)	(198)
Income before income taxes	254	1,157
Provision for income taxes	(110)	(491)
Net income	$144	$666

Earnings per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted-average shares outstanding:
Basic	34,192	33,618
Diluted	34,386	34,939

(a)     Includes stock-based compensation expense as follows:

Cost of net sales	$2	$2
Cost of contract revenues	10	10
Selling, general and administrative expense	71	77
Research and development expense	6	5
Total stock-based compensation expense	$89	$94

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income	$144	$666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	256	242
Stock-based compensation	89	94
Amortization of debt discounts	—	41
Amortization of intangible assets	44	36
Amortization of deferred financing costs	—	27
Changes in operating assets and liabilities:
Accounts receivable	644	(2,919)
Net costs and estimated earnings in excess of billings	159	1,387
Inventories	503	(154)
Prepaid expenses and other assets	(128)	(81)
Accounts payable and accrued expenses	(1,690)	(5)
Net cash provided by (used in) operating activities	21	(666)

Cash flows from investing activities
Purchases of property and equipment	(42)	(257)
Cash paid for business combination	(300)	—
Net cash used in investing activities	(342)	(257)

Cash flows from financing activities
Borrowings on long-term debt	750	—
Payments on long-term debt	(889)	(221)
Checks drawn in excess of available bank balances	—	277
Proceeds from stock option exercises	72	514
Net cash provided by (used in) financing activities	(67)	570
Effect of exchange rate changes on cash	34	—
Decrease in cash and cash equivalents	(354)	(353)
Cash and cash equivalents at beginning of period	6,372	421
Cash and cash equivalents at end of period	$6,018	$68

Supplemental disclosure of non-cash investing and financing acitivies:
Liabilities incurred for business combination	$218	$—
Fair value of common stock issued in settlement of liabilities	—	427

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (including our subsidiary, referred to collectively in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”)  is a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion, minimize the environmental impact of traffic congestion and improve the safety of surface transportation systems infrastructure. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of June 30, 2009, and the consolidated results of operations and cash flows for the three months ended June 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of those to be expected for future quarterly periods or the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”), which was filed with the SEC on June 12, 2009.

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

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products.  Non-recurring contract engineering revenues and royalty revenues totaled $248,000 and $374,000 for the three months ended June 30, 2009 and 2008, respectively, and are included in net sales in the accompanying condensed consolidated statements of operations.

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

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements, long-term debt and convertible debentures approximate carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities. The estimated fair value of certain of our outstanding warrants is determined using Level 3 Inputs (see Notes 6 and 7).

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

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill. We determine the fair value of reporting units using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2009, 2008 and 2007. Based on these assessments, we determined that no impairment at that time was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of our reporting units would cause us to test goodwill for impairment. No such events occurred during the quarter ended June 30, 2009.

We evaluate long-lived assets for impairment when indicators of impairment are present. Reviews are performed to determine whether the carrying value of assets is impaired, based on a comparison to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon our weighted average cost of capital adjusted for risks associated with the related operations. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Income Taxes

We utilize the liability method of accounting for income taxes, whereby deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Stock-Based Compensation

We record stock-based compensation expense in the statement of operations as an expense, based on their grant date fair values of our stock-base awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price.

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

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to certain original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty provision is included within accrued expenses in the accompanying condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Generally, SFAS 157 will be applied prospectively. With respect to financial assets and liabilities, we adopted SFAS 157 in the first quarter of fiscal 2009, for which there was no material impact on our consolidated financial statements. We adopted SFAS 157 and FSP 157-2 with respect to our non-financial assets and liabilities in the first quarter of our fiscal year ending March 31, 2010 (“fiscal 2010”), for which there was no material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP 141R-1”), which amends SFAS 141R to require that assets acquired and liabilities assumed in a business combination that are from contingencies be recognized in accordance with SFAS 157 if the fair value can be determined during the measurement period; and for those that arise from non-contractual contingencies for which the fair value cannot be estimated, FSP 141R-1 requires an estimated liability to be recorded for such contingencies that are probable and reasonably estimable. SFAS 141R and FSP 141R-1 are both effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted SFAS 141R and FSP 141R-1 in the first quarter of fiscal 2010.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EITF 07-5 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption. We adopted EITF 07-5 in the first quarter of fiscal  2010, as further discussed at Note 6 herein.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 in the first quarter of fiscal 2010, and such adoption did not have any material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative U.S. GAAP for SEC registrants. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts, but instead will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. SFAS 168 will become effective in the second quarter of fiscal 2010, and as such, we plan to update our disclosures to conform to the Codification beginning in our Form 10-Q filing for the quarter ending September 30, 2009.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2009	2009
	(In thousands)
Materials and supplies	$4,206	$4,820
Work in process	67	198
Finished goods	905	663
	$5,178	$5,681

Intangible Assets

	June 30, 2009		March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$996	$(515)	$495	$(482)
Patents	317	(231)	317	(220)
Total	$1,313	$(746)	$812	$(702)

Amortization expense for intangible assets subject to amortization was $44,000 and $36,000 for the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2010	$115
2011	152
2012	100
2013	100
2014	100
$567

Goodwill

The following table presents the activity related to the carrying value of our goodwill by reportable segment for the three months ended June 30, 2009:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Beginning balance	$8,197	$4,671	$14,906	$27,774
Goodwill recorded in connection with Hamilton Signal acquisition (Note 3)	17	—	—	17
Ending balance	$8,214	$4,671	$14,906	$27,791

Warranty Reserve Activity

The following table presents activity in accrued warranty obligations:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands)
Balance at beginning of period	$582	$494
Additions charged to cost of sales	52	99
Warranty claims	(51)	(64)
Balance at end of period	$583	$529

Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands)
Net income	$144	$666
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(1)
Total comprehensive income	$166	$665

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net Income	$144	$666

Denominator:
Weighted average common shares used in basic computation	34,192	33,618
Dilutive stock options	194	1,314
Dilutive warrants	—	7
Weighted average common shares used in diluted computation	34,386	34,939

Earnings per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

The following instruments were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2009	2008
	(Shares in thousands)

Stock options	2,583	517
Warrants	491	1,150
Convertible debentures	—	2,147

3.             Business Combination

On April 3, 2009 (the “Closing”) we completed the acquisition of certain assets of Hamilton Signal, Inc., a privately-held developer of video processing algorithms enabling state and local governments to conduct real-time analysis on fixed and Pan-Tilt-Zoom camera feeds. The total purchase consideration was approximately $518,000, for which we paid $300,000 in cash upon execution of the purchase agreement, and for which, pursuant to the purchase agreement we are scheduled to pay an additional (i) $106,000 on the first anniversary of the Closing and (ii) approximately $112,000 on the second anniversary of the Closing. Pursuant to the purchase agreement, the seller is also eligible to receive compensation based on future net sales of certain products during the three year period ending March 31, 2012, subject to continued employment and other limitations.

We have accounted for this acquisition as a business combination. We calculated the fair value of the assets acquired to allocate the purchase price, which is summarized as follows (in thousands):

Developed technology	$501
Goodwill	17
$518

The purchased developed technology was determined to have an estimated useful life of five years. Our primary reasons for the acquisition were to expand our product portfolio in the traffic management market and to incorporate enhanced functionality into and complement our Roadway Sensors technologies.

Our unaudited condensed consolidated financial statements for the three months ended June 30, 2009 include the results of operations of Hamilton Signal commencing as of the Closing. Disclosures required for material business combinations have been limited due to the immateriality of the acquisition of Hamilton Signal to our financial statements. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

4.             Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed further below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (3.75% at June 30, 2009). We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2009, no amounts were outstanding under the revolving line of credit portion of the facility.

Long-Term Debt

Our long-term debt consists of the following:

	June 30,	March 31,
	2009	2009
	(In thousands)
Bank term note	$7,154	$6,543
Convertible debentures, net	—	750
	7,154	7,293
Less current portion	(2,313)	(2,019)
	$4,841	$5,274

Convertible Debentures, Net. In May 2009, we retired the remaining $750,000 of convertible debentures that were outstanding as of March 31, 2009, which retirement was financed under our bank term note.

Bank Term Notes. Under our current credit facility, which we entered into in October 2008, we may borrow up to $7.5 million in the form of a 48-month term note. Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (4.25% at June 30, 2009). The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

5.             Commitments and Contingencies

Litigation and Other Contingencies

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

Operating Lease

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. At June 30, 2009, MAXxess owed us an aggregate of $274,000 related to this sublease, which terminated in September 2007, and certain related ancillary services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. Subsequently, in August 2009, MAXxess executed a promissory note in favor of Iteris for $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of August 10, 2014, a change of control in MAXxess or a financing by MAXxess resulting in gross proceeds of at least $10 million. All amounts due from MAXxess continue to remain fully reserved.

6.             Warrants

The following table summarizes information regarding outstanding warrants to purchase our common stock as of June 30, 2009:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(In thousands)	(Years)
$1.42	15	4.2	$1.42
$3.25	246	1.7	3.25
$5.00 to $5.26	230	0.4	5.18
	491	1.2	$4.09

In May 2009, outstanding warrants with a weighted average exercise price of $3.93 to purchase approximately 674,000 shares of our common stock, which were associated with our convertible debentures (see Note 4), expired unexercised.

In connection with the adoption of EITF 07-5, which was effective on April 1, 2009, we determined that certain outstanding warrants to purchase shares of our common stock contain provisions that provide for a possible future adjustment to either the exercise price and/or number of shares to be issued upon exercise. As such, pursuant to EITF 07-5, we determined that these warrants were not indexed to our own stock, as previously concluded pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Beginning April 1, 2009, we began recognizing these warrants as liabilities at their respective estimated fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $47,000 was recognized as an adjustment to the opening balance of accumulated deficit at April 1, 2009. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on April 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. At June 30, 2009, the estimated fair value of the warrants, which is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet, was $41,000. The change in the estimated fair value of the warrants for the three months ended June 30, 2009 is included in other income in the accompanying unaudited condensed consolidated statement of operations. We estimate the fair value of these warrants using the BSM option-pricing formula.

7.             Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in an active market for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At June 30, 2009, there were outstanding warrants to purchase shares of our common stock that we classified as a liability with an estimated fair value of $41,000 (see Note 6). These warrants were valued using Level 3 inputs because there are certain unobservable inputs associated with them. The following table reconciles the liability for these warrants measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2009 (in thousands):

Balance at April 1, 2009	$—
Cumulative effect of accounting change (Note 6)	47
Gain on change in fair value included in net income	(6)
Balance at June 30, 2009	$41

The intangible assets acquired in connection with the Hamilton Signal acquisition (see Note 3) were recorded at fair value as of the acquisition date, and were estimated using the income approach, which generally included the use of certain Level 3 inputs. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis; generally when there is an indicator of impairment. Such assets are recorded at fair value only when an impairment charge is recognized.

8.             Stock-Based Compensation

A summary of activity in our stock option plans for the three months ended June 30, 2009 is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
	(In thousands)
Options outstanding at March 31, 2009	3,314	$1.92
Granted	363	1.41
Exercised	(60)	1.19
Forfeited	(21)	2.50
Expired	(93)	1.81
Options outstanding at June 30, 2009	3,503	$1.88

At June 30, 2009, there were 83,000 shares of common stock available for grant under our 2007 Omnibus Incentive Plan.

The per share fair values of stock options granted in the three months ended June 30, 2009 have been estimated with the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	3.2%
Expected volatility of common stock	74%
Dividend yield	—
Weighted-average grant date fair value per share	$1.00

At June 30, 2009, there was approximately $1.1 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 3.3 years. If there are any modifications or cancellations of the underlying unvested stock options, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we issue additional stock options or other stock-based awards.

9.             Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our lane departure warning products and is comprised of all of our activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Certain corporate expenses, including interest and amortization of certain intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for our reportable segments for the three months ended June 30, 2009 and 2008:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended June 30, 2009
Product revenue	$5,875	$810	$—	$6,685
Service and other revenue	—	248	7,701	7,949
Stock-based compensation	8	8	14	30
Depreciation and amortization	62	22	58	142
Segment income (loss)	362	(506)	534	390

Three Months Ended June 30, 2008
Product revenue	$7,426	$2,726	$—	$10,152
Service and other revenue	—	374	6,916	7,290
Stock-based compensation	8	12	13	33
Depreciation and amortization	48	37	56	141
Segment income	1,008	158	406	1,572

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands)
Segment Income:
Total income from reportable segments	$390	$1,572
Unallocated Amounts:
Corporate and other expenses	(69)	(222)
Other income, net	19	5
Interest expense, net	(86)	(198)
Income before income taxes	$254	$1,157

10.          Subsequent Events

Pursuant to SFAS 165, we have evaluated all subsequent events through August 11, 2009, which represents the date these financial statements were available to be issued. Except as disclosed at Note 5, as of August 11, 2009, there were no other events subsequent to June 30, 2009 which required recognition or disclosure in our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, development plans, backlog and manufacturing capabilities, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors, and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our lane departure warning products and is comprised of all of our activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using a wide range of communication technologies. Our Vantage video detection systems detect vehicle presence, count, speed and other traffic data used in traffic management systems. This gives traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points. Vantage video detection systems have been deployed by hundreds of agencies and are currently sold through a network of independent dealers in the United States, Asia, Latin America, Europe and the Middle East.

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities: rear-end, lane change, and roadway departure accidents. We developed the world’s first production LDW system and offer a proven system that is available as an OEM and aftermarket option on heavy trucks worldwide and as an option in passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. To date, we have sold approximately 70,000 LDW systems into the heavy truck market in Europe, North America and Asia. Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets. We have also licensed our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH (“Valeo”), resulting in sales to date of approximately 70,000 LDW systems for passenger cars.

In addition to our LDW systems, our Vehicle Sensors portfolio includes technologies such as radar based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market. Our Safety Direct product is a system that reports driver performance data captured by our LDW system and that has the ability to relay this information directly to fleet operators through integration with the truck’s existing fleet communications system. We offer the FCW and BSW features through the resale of Delphi’s radar based systems, for which we are the exclusive North American dealer, while Safety Direct was internally developed. These products, together with our LDW products, combine to create a suite of active safety driver assistance features that help to reduce the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computer, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems are primarily sold to local, state, and national transportation agencies in the United States. Our Transportation Systems segment is largely dependent upon governmental funding and budgetary issues. The Federal Highway Bill that was passed in August 2005 provided for a significant increase in transportation funding. We believe the recent expansion of our Transportation Systems segment was due in part to the passage of the Federal Highway Bill, combined with increased transportation funds available at state and local agencies throughout the country. The 2005 Federal Highway Bill is set to expire in September 2009. At this point in time, the impact on future contract revenues as a result of the recently introduced federal stimulus package and any potential delays in the passage of future transportation bills cannot be determined.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”). There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2009.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended
	June 30,
	2009	2008

Net sales and contract revenues:
Net sales	47.4%	60.3%
Contract revenues	52.6	39.7
Total net sales and contract revenues	100.0%	100.0%

Costs of net sales and contract revenues:
Cost of net sales	26.3	30.2
Cost of contract revenues	35.6	25.4
Gross profit	38.1	44.4
Operating expenses:
Selling, general and administrative	29.1	29.6
Research and development	6.6	6.9
Amortization of intangible assets	0.3	0.2
Total operating expenses	36.0	36.7
Operating income	2.2	7.7
Non-operating income (expense):
Other income, net	0.1	0.0
Interest expense, net	(0.6)	(1.1)
Income before income taxes	1.7	6.6
Provision for income taxes	(0.7)	(2.8)
Net income	1.0%	3.8%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of product sales from our Roadway Sensors and Vehicle Sensors segments, as well as contract engineering revenue and royalty revenue generated from our Vehicle Sensors segment. Contract revenues consist entirely of Transportation Systems contract revenues, which are generated from systems integration and ITS consulting services primarily with federal, state, county and municipal agencies.

The following table presents details of our net sales and contract revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Three Months Ended
	June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Roadway sensors	$5,875	$7,426	$(1,551)	(20.9)%
Vehicle sensors	1,058	3,100	(2,042)	(65.9)
Net sales	6,933	10,526	(3,593)	(34.1)
Contract revenues	7,701	6,916	785	11.4
Total net sales and contract revenues	$14,634	$17,442	$(2,808)	(16.1)

We have historically had a diverse customer base. For the three months ended June 30, 2009, one individual customer accounted for approximately 12.1% of our total net sales and contract revenues. In the corresponding period in the prior year, no individual customer accounted for greater than 10% of our total net sales and contract revenues.

Roadway Sensors

The decrease in Roadway Sensors net sales for the three months ended June 30, 2009 as compared to the corresponding period in the prior year was mainly due to the ongoing effects of reduced and delayed spending on infrastructure projects, in part due to the decline in commercial and residential construction as well as state and local government budgetary pressures. We believe these factors are at least partially attributable to the continued weakness in the U.S and global economy. We expect the above factors, among others, may continue to adversely impact our Roadway Sensors net sales for at least the next few fiscal quarters.

Vehicle Sensors

The largest element of Vehicle Sensors net sales was sales of our LDW systems to the heavy truck market, which aggregated approximately $810,000 and $2.7 million for the three months ended June 30, 2009 and 2008, respectively. Vehicle Sensors net sales decreased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily due to the ongoing slowdown in overall LDW unit shipments to each of our key markets. We currently continue to experience softness in our LDW unit sales to the North American truck market and to our European and Asian OEM customers, which is driven largely by the general slowdown in the U.S. and worldwide credit markets and continued weakness in the overall global economy. Vehicle Sensors unit sales for the remainder of fiscal 2010 and beyond could also be adversely impacted by slower than expected adoption rates of our LDW system by European and Asian OEMs and North American heavy truck fleets, as well as potential additional OEM volume discounts resulting from increased price competition as new competitors have entered this market.

Also included in Vehicle Sensors net sales are revenues from contract engineering services, technology access fees and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $248,000 and $374,000 for the three months ended June 30, 2009 and 2008, respectively.

Contract Revenues

Contract revenues are primarily dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation. The increase in contract revenues for the three months ended June 30, 2009 compared to the corresponding period in the prior year was largely a result of our increased sales and marketing activity across the U.S. throughout the prior fiscal year, which resulted in certain significant new contract awards from which we continued to realize benefits in the current quarter. Certain of these new contracts contained a higher than usual amount of sub-consulting content, which was primarily concentrated in our contract revenues in the fourth quarter of fiscal 2009 as well as the current fiscal quarter. We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will remain highly dependent upon our continued success in recruiting and retaining qualified personnel. All of our contract revenues have been derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Three Months Ended
	June 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$5,582	$7,752	$(2,170)	(28.0)%
Total gross profit as a % of total net sales and contract revenues	38.1%	44.4%
Gross profit as a % of net sales	44.6%	50.0%
Gross profit as a % of contract revenues	32.4%	36.0%

The decline in gross margins in the current quarter was primarily the result of a higher mix of Transportation Systems contract revenues, which generally carry lower margins than our net sales.

The decrease in gross profit as a percent of net sales for the three months ended June 30, 2009 as compared to the corresponding period in the prior year was primarily a result of decreased gross profit in Vehicle Sensors, which was driven by lower overhead absorption due to the decline in sales in the current quarter, as well as an increase in certain estimates for additional excess and obsolete inventory provisions. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. The decrease in gross profit as a percent of contract revenues for the three months ended June 30, 2009 compared to the corresponding period in the prior year was primarily due to a contract mix weighted more toward lower margin contracts in the current year. Lower margin contracts generally have a higher proportion of sub-consulting revenues associated with them. As compared to the prior year quarter, in the current quarter we experienced a higher level of sub-consulting content related to certain new contracts, which helped contribute to both the overall increase in our contract revenues, as described above, as well as the decrease in our gross profit. In subsequent quarters of fiscal 2010, we expect lower levels of sub-consulting content; however, due to the variability and timing of our contracts, we may experience higher than usual sub-consulting content in future periods.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Decrease	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,887	19.7%	$3,296	18.9%	$(409)	(12.4)%
Facilities, insurance and supplies	595	4.1	650	3.7	(55)	(8.5)
Professional and outside services	295	2.0	494	2.8	(199)	(40.3)
Travel and conferences	345	2.4	402	2.3	(57)	(14.2)
Other	131	0.9	314	1.8	(183)	(58.3)
Selling, general and administrative	$4,253	29.1%	$5,156	29.6%	$(903)	(17.5)

The decrease in selling, general and administrative expense for the three months ended June 30, 2009 compared to the corresponding period in the prior year was primarily due to our overall reduction in headcount from June 30, 2008 levels. We also reduced our professional and outside services expenses primarily as a result of our efforts to conserve costs and scale back our usage of certain of these services, as well as various efficiencies gained in our internal control assessment and other financial reporting obligations.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Decrease	Change
	(In thousands, except percentages)
Salary and personnel-related	$683	4.7%	$876	5.0%	$(193)	(22.0)%
Facilities, development and supplies	236	1.6	264	1.5	(28)	(10.6)
Other	45	0.3	70	0.4	(25)	(35.7)
Research and development	$964	6.6%	$1,210	6.9%	$(246)	(20.3)

The decrease in research and development expense for the three months ended June 30, 2009 compared to the corresponding period in the prior year was primarily due to a combination of an approximate 11% reduction in our engineering headcount and a shift in engineering resources to an organization more focused on new product development from one that has been historically focused on new customer qualification and manufacturing support. We believe this structure to be more efficient. Likewise, in the prior year we had ramped up our research and development activities in Roadway Sensors aimed at accelerating the time to market of certain new products. We believe that research and development activities are crucial to our ability to continue to be a leader in our markets and we currently expect our expenditures in this area to remain relatively flat for fiscal 2010 as compared to fiscal 2009.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Interest Expense, Net.   Net interest expense of $86,000 for the three months ended June 30, 2009 was lower than the $198,000 for the three months ended June 30, 2008 primarily due to the overall lower level of borrowings in the current period.

Income Taxes.  The following table presents our provision for income taxes for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$110	$491	$(381)	(78)%
Effective tax rate	43.3%	42.4%

On an interim basis, we estimate what our anticipated annual effective tax rate will be and record a quarterly income tax provision in accordance with this anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe are sufficient to fund our operations for at least the next twelve months. At June 30, 2009, we had $20.2 million in working capital, which included no borrowings on our $12.0 million line of credit and $6.0 million in cash and cash equivalents. This compares to working capital of $20.6 million at March 31, 2009, which included no borrowings on our line of credit and $6.4 million in cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$21	$(666)
Investing activities	(342)	(257)
Financing activities	(67)	570

Operating Activities.  Cash provided by our operations for the three months ended June 30, 2009 was primarily the result of net income during the period of $144,000, along with $389,000 in non-cash items within the statement of operations, primarily depreciation and stock-based compensation expenses. These cash inflows were substantially offset by $512,000 in net cash used by changes in operating assets and liabilities during the period. Cash used in operating activities during the three months ended June 30, 2008 was primarily the result of increases in trade accounts receivable balances during the current quarter, which was largely attributable to the timing of invoicing of our contract revenues in our Transportation Systems segment.

Investing Activities.  Our investing activities for the three months ended June 30, 2009 consisted of purchases of property and equipment of $42,000 as well as $300,000 used for the acquisition of Hamilton Signal. Cash used in investing activities for the three months ended June 30, 2008 consisted entirely of purchases of property and equipment of $257,000.

Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2009 was the result of net payments on our long-term debt of $139,000, partially offset by $72,000 in proceeds from the exercise of outstanding stock options to purchase shares of our common stock. During the three months ended June 30, 2008, cash provided by financing activities was primarily the result of $514,000 in proceeds from the exercise of outstanding stock options to purchase shares of our common stock.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed further below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (3.75% at June 30, 2009). We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2009, no amounts were outstanding under the revolving line of credit portion of the facility.

As of June 30, 2009, we had outstanding borrowings of approximately $7.2 million under the term note. Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00% (4.25% at June 30, 2009), depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

In connection with our credit facility and loan agreement with California Bank & Trust, we are also required to comply with certain quarterly financial covenants. These include achieving certain ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we cannot assure that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, there can be no assurances that we would be able to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our financial condition.

Off Balance Sheet Arrangements

At June 30, 2009, outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $6.50 per share. Outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $7.50 per share.

In connection with the issuance of warrants to purchase 246,250 shares of our common stock at $3.25 per share, we are a party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the shares of common stock issuable upon exercise of certain underlying warrants. Through March 31, 2009, these warrants were accounted for within equity in our consolidated balance sheets in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and, accordingly, no liabilities were recorded in connection therewith. Beginning April 1, 2009, in connection with our adoption of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, and as further discussed at Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, because these warrants contain a provision for possible future adjustments to either the exercise price and/or number of shares to be issued upon exercise, we began recognizing these warrants as liabilities in our consolidated balance sheet. As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreement associated with these warrants.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report for a discussion of recent accounting pronouncements.

Seasonality

We have historically experienced, and expect to continue to experience seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit and our new bank term note. Our line of credit bears interest equal to the prevailing prime rate (3.25% at June 30, 2009) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note (from 3.25% to 4.68%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report, is incorporated herein by reference.

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

The economic slowdown has adversely impacted real estate development, reduced and delayed government funding for transportation infrastructure projects and initiatives and decreased availability of financial capital for our customers, all of which is adversely impacting our net sales and could impact our contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, is adversely impacted new road construction and is resulting in and may continue to result in flat or declining Roadway Sensor and Vehicle Sensor net sales in future periods and could also adversely impact Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainty regarding the impact of the federal stimulus package, including the fact that the accessibility of funds appears to be taking longer than originally anticipated. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 45%, 38% and 38% of our total net sales and contract revenues for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill occurring in September 2009, as well as delays or reductions in stimulus funds dedicated for transportation projects;

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

•                                          milestone requirements and liquidated damage provisions for failure to meet contract milestones; and

•                                          international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

Governmental budgets and plans are subject to change without warning. Certain risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments or agendas, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, and the current constraints on government budgets at the federal, state and local level, could cause our net sales and contract revenues and income to drop substantially or to fluctuate significantly between fiscal periods.

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

California state budgetary constraints may have a material adverse impact on us. The state of California is currently experiencing a significant budget shortfall and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our Roadway Sensors and Transportation Systems segments. Ongoing uncertainty as to the timing and accessibility of federal stimulus monies to the state, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, transportation projects has and may continue to have a negative impact on our net sales and contract revenues and our income.

The markets in which we operate are highly competitive and have many more established competitors, which could adversely affect our sales or the market acceptance of our products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier one automotive suppliers, and many smaller regional engineering firms. We expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. In the fiscal year ended March 31, 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier. In addition, one of the other developers of LDW systems was acquired by a large multinational organization during fiscal 2009. This new competitor has increased its market share and could be more aggressive in both the passenger car and heavy truck markets, as a result of its greater access to resources and reputation in the market. As a result, we have experienced and may continue to experience increased price competition, which could erode our margins. Additional new competitors have entered this market and more competitors may enter in the future. Furthermore, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

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

We depend upon Valeo to market our LDW technologies for the OEM passenger car market. We have granted Valeo the exclusive right to sell and manufacture our LDW system to the worldwide passenger car market in exchange for royalty payments for each LDW unit sold. As such, the future success and broad market acceptance of our technologies in the passenger car market will depend upon Valeo’s ability to manufacture market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies.  To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one car OEM product line.  If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market, and our related revenues from contract engineering services, technology access fees and royalty revenues could be adversely affected.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Beginning in our fiscal year ending March 31, 2010, our independent registered public accounting firm will also be required to attest to, and report on, the effectiveness of our internal controls over financial reporting. We may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

At June 30, 2009, we had $6.0 million of cash and cash equivalents and our entire $12.0 million line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

Our quarterly operating results fluctuate as a result of many factors. Therefore, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline. Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues include, among others, the following:

•                                          delays in government contracts and funding from time to time and budgetary constraints at the federal, state and local levels, including stimulus and other funding;

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

We have experienced growth in recent years. If we fail to manage our growth effectively, we may be unable to execute our business plan and may experience future weaknesses in our internal controls. We have expanded our overall business in the past few years. In order to achieve our business objectives, we will need to continue to expand our business and add additional qualified personnel. Such expansion has placed and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

Certain provisions of the Company’s charter documents may discourage a third party from acquiring us and may adversely affect the price of our common stock. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. Our future issuance of preferred stock also could be used to effect a stockholder rights plan, which could discourage an unsolicited acquisition proposal

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Promissory Note with MAXxess

As discussed in Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, at June 30, 2009, MAXxess, one of our former subsidiaries that is currently owned by an investor group that includes two of our directors, owed us an aggregate of $274,000 related to a sublease and certain related ancillary services that we provided to MAXxess. On July 31, 2009, MAXxess executed a promissory note in favor of Iteris for $274,000. The promissory note bears interest at a rate of six percent (6%) per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered to us by MAXxess to the extent we pre-approve such services and amounts. All amounts outstanding under the note will become due and payable on the earliest of August 10, 2014, a change in control of MAXxess or a financing by MAXxess resulting in gross proceeds of at least $10 million.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed September 26, 2007	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 13, 2007

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

10.1	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2009	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Where Located
3.1	Amended and Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed September 26, 2007	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 13, 2007

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

10.1	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith