Form 10-Q
period 2009-09-30
ITERIS, INC.
filed 2009-10-30
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 26, 2009, there were 34,280,756 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2009

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe GmbH.

AutoVue®, Iteris®, Vantage®, VersiCam™, EdgeConnect™, RZ4 Advanced™ and Safety Direct™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30,	March 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$9,185	$6,372
Trade accounts receivable	10,554	12,448
Costs in excess of billings on uncompleted contracts	3,926	4,217
Inventories	3,702	5,681
Deferred income taxes	3,790	4,241
Prepaid expenses and other current assets	401	272
Total current assets	31,558	33,231
Property and equipment, net	2,864	3,244
Deferred income taxes	11,505	11,505
Intangible assets, net	525	110
Goodwill	27,791	27,774
Other assets	199	202
Total assets	$74,442	$76,066

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$2,642	$4,228
Accrued payroll and related expenses	2,765	3,188
Accrued liabilities	1,884	1,662
Billings in excess of costs and estimated earnings on uncompleted contracts	1,362	1,534
Current portion of long-term debt	2,324	2,019
Total current liabilities	10,977	12,631
Deferred rent	1,541	1,686
Unrecognized tax benefits	1,117	1,117
Other non-current liabilities	112	—
Long-term debt	4,384	5,274
Total liabilities	18,131	20,708
Commitments and contingencies
Stockholders’ equity:
Common stock. $0.10 par value, 70,000 shares authorized, 34,281 and 34,205 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	3,428	3,420
Additional paid-in capital	137,266	136,997
Common stock held in trust	(31)	(31)
Accumulated deficit	(84,385)	(85,025)
Accumulated other comprehensive income (loss)	33	(3)
Total stockholders’ equity	56,311	55,358
Total liabilities and stockholders’ equity	$74,442	$76,066

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales and contract revenues:
Net sales	$8,462	$11,078	$15,395	$21,604
Contract revenues	6,403	7,988	14,104	14,904
Total net sales and contract revenues	14,865	19,066	29,499	36,508
Costs of net sales and contract revenues:
Cost of net sales(a)	4,412	5,886	8,255	11,153
Cost of contract revenues(a)	3,883	5,305	9,092	9,728
Gross profit	6,570	7,875	12,152	15,627
Operating expenses:
Selling, general and administrative(a)	4,527	4,653	8,780	9,808
Research and development(a)	884	1,122	1,848	2,332
Amortization of intangible assets	42	36	86	73
Total operating expenses	5,453	5,811	10,714	12,213
Operating income	1,117	2,064	1,438	3,414
Non-operating income (expense):
Other income (expense), net	(2)	22	17	27
Interest expense, net	(71)	(198)	(157)	(396)
Income before income taxes	1,044	1,888	1,298	3,045
Provision for income taxes	(501)	(821)	(611)	(1,312)
Net income	$543	$1,067	$687	$1,733

Earnings per share:
Basic	$0.02	$0.03	$0.02	$0.05
Diluted	$0.02	$0.03	$0.02	$0.05
Weighted average shares outstanding:
Basic	34,254	33,948	34,223	33,783
Diluted	34,435	34,959	34,411	34,949

(a)	Includes stock-based compensation expense as follows:

Cost of net sales	$2	$3	$4	$5
Cost of contract revenues	10	10	20	20
Selling, general and administrative expense	79	76	150	153
Research and development expense	7	5	13	10
Total stock-based compensation expense	$98	$94	$187	$188

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$687	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	499	498
Stock-based compensation	187	188
Amortization of intangible assets	86	73
Amortization of debt discounts	—	82
Amortization of deferred financing costs	—	54
Change in deferred tax assets	451	1,027
Changes in operating assets and liabilities:
Accounts receivable	1,908	(1,526)
Net costs and estimated earnings in excess of billings	119	1,289
Inventories	1,979	(368)
Prepaid expenses and other assets	(124)	(55)
Accounts payable and accrued expenses	(2,126)	389
Net cash provided by operating activities	3,666	3,384

Cash flows from investing activities
Purchases of property and equipment	(116)	(486)
Cash paid for acquisition	(300)	—
Net cash used in investing activities	(416)	(486)

Cash flows from financing activities
Borrowings on long-term debt	750	—
Payments on long-term debt	(1,335)	(232)
Proceeds from stock option exercises	90	684
Net cash provided by (used in) financing activities	(495)	452
Effect of exchange rate changes on cash	58	—
Increase in cash and cash equivalents	2,813	3,350
Cash and cash equivalents at beginning of period	6,372	421
Cash and cash equivalents at end of period	$9,185	$3,771

Supplemental disclosure of non-cash investing and financing activities:
Liabilities incurred for business combination	$218	$—
Fair value of common stock issued in settlement of liabilities	—	427

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of September 30, 2009, the consolidated results of operations for the three and six months ended September 30, 2009 and 2008 and the consolidated cash flows for the six months ended September 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of those to be expected for future quarterly periods or the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”), which was filed with the SEC on June 12, 2009.

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

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying condensed consolidated statements of operations and totaled $191,000 and $439,000 for the three and six months ended September 30, 2009, respectively, and $284,000 and $658,000 for the three and six months ended September 30, 2008, respectively.

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

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill. We determine the fair value of reporting units using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2009, 2008 and 2007. Based on these assessments, we determined that no impairment at that time was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of our reporting units would cause us to test goodwill for impairment. No such events occurred during the three and six months ended September 30, 2009.

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

Stock-Based Compensation

We record stock-based compensation expense in the statement of operations as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price.

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

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to certain original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty provision is included within accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends Topic 820 of the FASB Accounting Standards Codification (“ASC”) by providing additional guidance clarifying the measurement of liabilities at fair value. The amendments prescribed by ASU 2009-05 will be effective for our fiscal quarter ending December 31, 2009 and are not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which amends the existing multiple-element revenue arrangements guidance currently included in ASC 605-25, Revenue Recognition — Multiple Element Arrangements. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The amendments prescribed by ASU 2009-13 will be effective for our fiscal year beginning April 1, 2011. Early adoption is permitted provided that an entity retroactively applies the guidance to the beginning of the fiscal year of adoption. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”), which amends and modifies the scope of ASC 985-605, Software — Revenue Recognition, such that many tangible products that rely on software and other related transactions will fall outside its scope. The amendments prescribed by ASU 2009-14 will be effective for our fiscal year beginning April 1, 2011. Early adoption is permitted provided that an entity retroactively applies the guidance to the beginning of the fiscal year of adoption. Additionally, adoption must occur in conjunction with the adoption of the amendments within ASU 2009-13 (described above). We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2009	2009
	(In thousands)
Materials and supplies	$3,013	$4,820
Work in process	123	198
Finished goods	566	663
	$3,702	$5,681

Intangible Assets

The following table presents details of our intangible assets:

	September 30, 2009		March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$996	$(545)	$495	$(482)
Patents	317	(243)	317	(220)
Total	$1,313	$(788)	$812	$(702)

Amortization expense for intangible assets subject to amortization was $42,000 and $86,000 for the three and six months ended September 30, 2009 respectively, and $36,000 and $73,000 for the three and six months ended September 30, 2008, respectively. As of September 30, 2009, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2010	$73
2011	152
2012	100
2013	100
2014	100
$525

Goodwill

The following table presents the activity related to the carrying value of our goodwill by reportable segment for the six months ended September 30, 2009:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Beginning balance	$8,197	$4,671	$14,906	$27,774
Goodwill recorded in connection with Hamilton Signal acquisition (Note 3)	17	—	—	17
Ending balance	$8,214	$4,671	$14,906	$27,791

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2009	2008
	(In thousands)
Balance at beginning of period	$582	$494
Additions charged to cost of sales	102	184
Warranty claims	(94)	(121)
Balance at end of period	$590	$557

Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$543	$1,067	$687	$1,733
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(27)	36	(28)
Total comprehensive income	$557	$1,040	$723	$1,705

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net Income	$543	$1,067	$687	$1,733

Denominator:
Weighted average common shares used in basic computation	34,254	33,948	34,223	33,783
Dilutive stock options	181	1,006	188	1,160
Dilutive warrants	—	5	—	6
Weighted average common shares used in diluted computation	34,435	34,959	34,411	34,949

Earnings per share:
Basic	$0.02	$0.03	$0.02	$0.05
Diluted	$0.02	$0.03	$0.02	$0.05

The following instruments were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Stock options	2,451	1,033	2,517	775
Warrants	336	1,150	414	1,150
Convertible debentures	—	2,147	—	2,147

3.                                      Business Combination

On April 3, 2009 (the “Closing”), we completed the acquisition of certain assets of Hamilton Signal, Inc., a privately-held developer of video processing algorithms enabling state and local governments to conduct real-time analysis on fixed and Pan-Tilt-Zoom camera feeds. The total purchase consideration was approximately $518,000, for which we paid $300,000 in cash upon execution of the purchase agreement, and for which, pursuant to the purchase agreement, we are scheduled to pay an additional (i) $106,000 on the first anniversary of the Closing and (ii) approximately $112,000 on the second anniversary of the Closing. Pursuant to the purchase agreement, the seller became an employee of Iteris and is eligible to receive compensation based on future net sales of certain products during the three-year period ending March 31, 2012, subject to continued employment and other limitations.

We have accounted for this acquisition as a business combination. We calculated the fair value of the assets acquired to allocate the purchase price, which is summarized as follows (in thousands):

Purchased intangible assets	$501
Goodwill	17
$518

The purchased developed technology was determined to have an estimated useful life of five years. Our primary reasons for the acquisition were to expand our product portfolio in the traffic management market and to incorporate enhanced functionality into and complement our Roadway Sensors technologies.

Our unaudited condensed consolidated financial statements for the three and six months ended September 30, 2009 include the results of operations of Hamilton Signal commencing as of the Closing. Disclosures required for material business combinations have been limited due to the immateriality of the acquisition of Hamilton Signal to our consolidated financial statements. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

4.                                      Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (3.75% at September 30, 2009). We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2009, no amounts were outstanding under the revolving line of credit portion of the facility.

Long-Term Debt

Our long-term debt consists of the following:

	September 30,	March 31,
	2009	2009
	(In thousands)
Bank term note	$6,708	$6,543
Convertible debentures, net	—	750
	6,708	7,293
Less current portion	(2,324)	(2,019)
	$4,384	$5,274

Convertible Debentures, Net. In May 2009, we retired the remaining $750,000 of convertible debentures that were outstanding as of March 31, 2009, which retirement was financed under our bank term note.

Bank Term Note. Under our current credit facility, which we entered into in October 2008, we may borrow up to $7.5 million in the form of a 48-month term note. Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to pay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. As of September 30, 2009, this additional $500,000 is included in the current portion of the term note. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (4.25% at September 30, 2009). The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

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

Operating Lease

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain related ancillary services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note in favor of Iteris for $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of August 10, 2014, a change of control in MAXxess or a financing by MAXxess resulting in gross proceeds of at least $10 million. All amounts due from MAXxess continue to remain fully reserved.

6.                                      Warrants

The following table summarizes information regarding outstanding warrants to purchase our common stock as of September 30, 2009:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Contractual Life
	(In thousands)	(Years)
$ 1.42	15	3.9
3.25	246	1.4
5.00	75	0.8
	336	1.4

In May 2009, outstanding warrants with a weighted average per share exercise price of $3.93 to purchase approximately 674,000 shares of our common stock, which were associated with our convertible debentures (see Note 4), expired unexercised. In July 2009, outstanding warrants with a per share exercise price of $5.26 to purchase approximately 155,000 shares of our common stock expired unexercised.

In connection with our adoption of certain provisions within ASC Topic 815, Derivatives and Hedging, which became effective for us on April 1, 2009, we determined that certain outstanding warrants to purchase shares of our common stock contain provisions that provide for a possible future adjustment to either the exercise price and/or number of shares to be issued upon exercise. As such, beginning April 1, 2009, we began recognizing these warrants as liabilities at their respective estimated fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $47,000 was recognized as an adjustment to the opening balance of accumulated deficit at April 1, 2009. The amounts recognized in the consolidated balance sheet as a result of our adoption on April 1, 2009 were determined based on the amounts that would have been recognized if this accounting treatment had been applied from the issuance date of the warrants. At September 30, 2009, the estimated fair value of the warrants, which is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet, was $37,000. The change in the estimated fair value of the warrants for the three and six months ended September 30, 2009 is included in other income in the accompanying unaudited condensed consolidated statements of operations. We estimate the fair value of these warrants using the BSM option-pricing formula.

7.                                      Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

At September 30, 2009, there were outstanding warrants to purchase shares of our common stock that we classified as a liability with an estimated fair value of $37,000 (see Note 6). These warrants were valued using Level 3 inputs because there are certain unobservable inputs associated with them. The following table reconciles the liability for these warrants measured at fair value on a recurring basis using Level 3 inputs for the six months ended September 30, 2009 (in thousands):

Balance at April 1, 2009	$—
Cumulative effect of accounting change (Note 6)	47
Gain on change in fair value included in net income	(10)
Balance at September 30, 2009	$37

This liability is included within accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009.

The intangible assets acquired in connection with the Hamilton Signal acquisition (see Note 3) were recorded at fair value as of the acquisition date, and were estimated using the income approach, which generally included the use of certain Level 3 inputs. Our non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis; generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment.

8.                                      Stockholders’ Equity

In August 2009, our Board of Directors adopted a stockholder rights plan, which calls for preferred stock purchase rights to be distributed, as a dividend, at the rate of one Right for each share of common stock held as of September 3, 2009. Each Right will entitle holders of common stock to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of Iteris. Further description and terms of the Rights are set forth in the Rights Agreement by and between us and Computershare Trust Company, N.A., as rights agent.

In connection with the stockholder rights plan, our Board of Directors approved the adoption of a Certificate of Designations, which created the Series A Junior Participating Preferred Stock, and likewise authorized the filing of a Certification of Elimination to eliminate the two series of junior participating preferred stock, which were originally created in April 1998 in connection with our previous stockholder rights plan which expired in 2008.

9.                                      Stock-Based Compensation

A summary of activity in our stock option plans for the six months ended September 30, 2009 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	(In thousands)
Options outstanding at March 31, 2009	3,314	$1.92
Granted	393	1.43
Exercised	(76)	1.19
Forfeited	(30)	2.49
Expired	(222)	1.80
Options outstanding at September 30, 2009	3,379	$1.88

In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock reserved for issuance under our 2007 Omnibus Incentive Plan by 800,000 shares to a total of 1,650,000 shares. At September 30, 2009, there were 853,000 shares of common stock available for grant under this plan.

The per share fair values of stock options granted in the six months ended September 30, 2009 have been estimated with the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	3.2%
Expected volatility of common stock	74%
Dividend yield	—
Weighted-average grant date fair value per share	$1.01

At September 30, 2009, there was approximately $1.1 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 3.4 years. If there are any modifications or cancellations of the underlying unvested stock options, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we issue additional stock options or other stock-based awards.

10.                               Business Segment Information

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

The following table sets forth selected unaudited financial information for our reportable segments for the three and six months ended September 30, 2009 and 2008:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended September 30, 2009
Product revenue	$7,082	$1,189	$—	$8,271
Service and other revenue	—	191	6,403	6,594
Stock-based compensation	10	8	16	34
Depreciation and amortization	57	18	56	131
Segment income (loss)	1,182	(330)	390	1,242

Three Months Ended September 30, 2008
Product revenue	$7,617	$3,177	$—	$10,794
Service and other revenue	—	284	7,988	8,272
Stock-based compensation	8	12	13	33
Depreciation and amortization	48	36	64	148
Segment income	1,106	289	738	2,133

Six Months Ended September 30, 2009
Product revenue	$12,957	$1,999	$—	$14,956
Service and other revenue	—	439	14,104	14,543
Stock-based compensation	18	16	30	64
Depreciation and amortization	119	40	114	273
Segment income (loss)	1,544	(836)	924	1,632

Six Months Ended September 30, 2008
Product revenue	$15,043	$5,903	$—	$20,946
Service and other revenue	—	658	14,904	15,562
Stock-based compensation	16	24	26	66
Depreciation and amortization	96	73	120	289
Segment income	2,114	447	1,144	3,705

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Segment income:
Total income from reportable segments	$1,242	$2,133	$1,632	$3,705
Unallocated amounts:
Corporate and other expenses	(125)	(69)	(194)	(291)
Other income (expense), net	(2)	22	17	27
Interest expense, net	(71)	(198)	(157)	(396)
Income before income taxes	$1,044	$1,888	$1,298	$3,045

11.                               Subsequent Events

We have evaluated subsequent events through October 30, 2009, which represents the date these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated sales, revenue, expenses, profits, capital needs, competition, development plans, backlog and manufacturing capabilities, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors, and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our lane departure warning (“LDW”) products and is comprised of all of our activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

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

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities: rear-end, lane change, and roadway departure accidents. We developed the world’s first production LDW system and offer a proven system that is available as an OEM and aftermarket option on heavy trucks worldwide and as an option in passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. To date, we have sold approximately 72,000 LDW systems into the heavy truck market in Europe, North America and Asia. Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets. We believe that as a result the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, that we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants, worldwide. We believe that this increased competition further validates the long term market opportunity for LDW systems in commercial vehicles. We are currently working with our major European OEM customer base to establish long-term supply agreements that extend to 2013 and beyond in order to meet the anticipated increase in demand. We cannot assure you that our efforts will be successful. We have also licensed our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH (“Valeo”), resulting in sales to date of approximately 71,000 LDW systems for passenger cars. Additionally, we and our partner have experienced a greater degree of competition in the passenger car market, further validating LDW systems in this market as well. Several passenger car OEM’s have recently introduced vehicle platforms with competing LDW systems. We and our partner Valeo continue to aggressively pursue opportunities in the passenger car market.

In addition to our LDW systems, our Vehicle Sensors portfolio includes technologies such as radar-based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market. Our Safety Direct product is a system that reports driver performance data captured by our LDW system and that has the ability to relay this information directly to fleet operators through integration with the truck’s existing fleet communications system. We offer the FCW and BSW features through the resale of Delphi’s radar based systems, for which we are the exclusive North American dealer, while Safety Direct was internally developed. These products, together with our LDW products, combine to create a suite of active safety driver assistance features that help to reduce the number of motor vehicle crashes and the severity of crash-related injuries.

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

Our Transportation Systems segment is largely dependent upon governmental funding and budgetary issues. We believe the overall expansion of our Transportation Systems segment in recent years was due in part to the passage of the Federal Highway Bill in 2005, combined with increased transportation funds available at state and local agencies throughout the country. The 2005 Federal Highway Bill is currently scheduled to expire on October 31, 2009, and Congress is currently in negotiations regarding future extensions. We anticipate possible delays in the enactment of a new federal highway bill; however, we believe the current level of funding will continue until such time that the new Bill is passed through Congress.

Despite the federal stimulus package, many municipalities and other agencies continue to face budgetary issues, whereby in some cases, spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed. Nevertheless, we believe that the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the stimulus package and federal highway bills, there exist a variety of other funding mechanisms that support transportation infrastructure and related projects, including bonds, dedicated tax measures and other alternative funding sources. At this point in time, we cannot determine when or if such funding sources will be available or the extent to which we may benefit from future sources of funding for transportation-related projects.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”). There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2009.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales and contract revenues:
Net sales	56.9%	58.1%	52.2%	59.2%
Contract revenues	43.1	41.9	47.8	40.8
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	29.7	30.9	28.0	30.5
Cost of contract revenues	26.1	27.8	30.8	26.6
Gross profit	44.2	41.3	41.2	42.8
Operating expenses:
Selling, general and administrative	30.5	24.4	29.8	26.9
Research and development	5.9	5.9	6.3	6.4
Amortization of intangible assets	0.3	0.2	0.3	0.2
Total operating expenses	36.7	30.5	36.3	33.5
Operating income	7.5	10.8	4.9	9.4
Non-operating income (expense):
Other income (expense), net	(0.0)	0.1	0.1	0.1
Interest expense, net	(0.5)	(1.0)	(0.5)	(1.1)
Income before income taxes	7.0	9.9	4.4	8.3
Provision for income taxes	(3.4)	(4.3)	(2.1)	(3.6)
Net income	3.7%	5.6%	2.3%	4.7%

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

The following tables present details of our net sales and contract revenues for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Roadway Sensors	$7,082	$7,617	$(535)	(7.0)%
Vehicle Sensors	1,380	3,461	(2,081)	(60.1)
Net sales	8,462	11,078	(2,616)	(23.6)
Contract revenues	6,403	7,988	(1,585)	(19.8)
Total net sales and contract revenues	$14,865	$19,066	$(4,201)	(22.0)

	Six Months Ended
	September 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Roadway Sensors	$12,957	$15,043	$(2,086)	(13.9)%
Vehicle Sensors	2,438	6,561	(4,123)	(62.8)
Net sales	15,395	21,604	(6,209)	(28.7)
Contract revenues	14,104	14,904	(800)	(5.4)
Total net sales and contract revenues	$29,499	$36,508	$(7,009)	(19.2)

We have historically had a diverse customer base. For the six months ended September 30, 2009, one individual customer accounted for approximately 10% of our total net sales and contract revenues. In the corresponding period in the prior year, no individual customer accounted for greater than 10% of our total net sales and contract revenues.

Roadway Sensors

The decrease in Roadway Sensors net sales for the three and six months ended September 30, 2009 as compared to the corresponding periods in the prior fiscal year was mainly due to the ongoing effects of reduced and delayed spending on infrastructure projects, in part due to the decline in commercial and residential construction as well as state and local government budgetary pressures. We believe these factors are at least partially attributable to the continued weakness in the U.S. and global economy. We expect the above factors, among others, may continue to adversely impact our Roadway Sensors net sales for at least the next few fiscal quarters. Additionally, winter weather conditions have historically had a negative impact on Roadway Sensors net sales in our fiscal third and fourth quarters in the regions where projects can be delayed due to such factors.

Vehicle Sensors

The largest element of Vehicle Sensors net sales was sales of our LDW systems to the heavy truck market, which aggregated approximately $1.2 million and $2.0 million for the three and six months ended September 30, 2009, respectively, compared to approximately $3.2 million and $5.9 million for the three and six months ended September 30, 2008, respectively. Vehicle Sensors net sales decreased for the current fiscal year primarily due to the ongoing slowdown in overall LDW unit shipments to each of our key markets. We currently continue to experience softness in our LDW unit sales to the North American truck market and to our European and Asian OEM customers, which we believe is driven largely by the general slowdown in the U.S. and worldwide credit markets and continued weakness in the overall global economy. We anticipate that Vehicle Sensors unit sales for the remainder of the fiscal year ended March 31, 2010 (“fiscal 2010”) and beyond could also be adversely impacted as a result of the overall decline in sales of heavy trucks globally and by slower than expected adoption rates of our LDW system by European and Asian OEMs and North American heavy truck fleets. Additionally, future unit sales of LDW systems could be adversely impacted as a result of increased competition which contributed to a division of an international heavy truck customer sourcing future primary LDW unit sales to a competitor for a specific geographic region.

Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $191,000 and $439,000 for the three and six months ended September 30, 2009, respectively, compared to $284,000 and $658,000 for the three and six months ended September 30, 2008, respectively.

Contract Revenues

Contract revenues are primarily dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation. For the three months ended September 30, 2009, our contract revenues decreased compared to the corresponding period in the prior fiscal year largely due to a reduction in sub-consulting content revenues as certain significant projects were completed in the current period. In the future, we plan to continue to pursue large contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period. We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will remain highly dependent upon our continued success in recruiting and retaining qualified personnel. Historically, all of our contract revenues have been derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts. Beginning in the second quarter of fiscal 2010, we began work on our first overseas contract award to assist the Abu Dhabi Department of Transport in the development of certain ITS architecture. To date, revenues from this contract have not been significant.

Gross Profit.  The following tables present details of our gross profit for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$6,570	$7,875	$(1,305)	(16.6)%
Total gross profit as a % of total net sales and contract revenues	44.2%	41.3%
Gross profit as a % of net sales	47.9%	46.9%
Gross profit as a % of contract revenues	39.4%	33.6%

	Six Months Ended
	September 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$12,152	$15,627	$(3,475)	(22.2)%
Total gross profit as a % of total net sales and contract revenues	41.2%	42.8%
Gross profit as a % of net sales	46.4%	48.4%
Gross profit as a % of contract revenues	35.5%	34.7%

Our gross margin for the three months ended September 30, 2009 increased compared to the corresponding period in the prior fiscal year primarily as a result of higher margins from our Transportation Systems contract revenues, as discussed further below. On a fiscal year-to-date basis, the slight decline in our gross margin in the current fiscal year, as compared to the same period in the prior fiscal year, was primarily the result of a higher mix of contract revenues, which represented approximately 48% of our total net sales and contract revenues thus far in the current fiscal year as compared to approximately 41% in the same period in the prior fiscal year. Generally, contract revenues carry lower margins than our net sales.

The slight increase in gross profit as a percent of net sales for the three months ended September 30, 2009 as compared to the corresponding period in the prior year was a result of higher margins in Roadway Sensors during the current quarter, primarily driven by our customer mix. The overall decrease in gross profit as a percent of net sales for the six months ended September 30, 2009 as compared to the corresponding period in the prior year was primarily a result of decreased gross profit in Vehicle Sensors, which was driven by lower overhead absorption due to the decline in sales in the current fiscal year, as well as an increase in certain estimates for additional excess and obsolete inventory provisions. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. The increase in gross profit as a percent of contract revenues for the three months ended September 30, 2009 compared to the corresponding period in the prior year was primarily due to a contract mix weighted more toward higher margin contracts in the current quarter, which contained a significantly lower proportion of sub-consulting revenues. In subsequent quarters of fiscal 2010, we expect similarly lower levels of sub-consulting content as a percentage of our total contract revenues, as compared to recent prior fiscal quarters; however, due to the variability and timing of our contracts, it has become increasingly difficult to accurately predict sub-consulting content in future periods.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,020	20.3%	$3,121	16.4%	$(101)	(3.2)%
Facilities, insurance and supplies	677	4.6	580	3.0	97	16.7
Travel and conferences	351	2.4	411	2.2	(60)	(14.6)
Professional and outside services	294	2.0	341	1.8	(47)	(13.8)
Other	185	1.2	200	1.0	(15)	(7.5)
Selling, general and administrative	$4,527	30.5%	$4,653	24.4%	$(126)	(2.7)

	Six Months Ended		Six Months Ended
	September 30, 2009		September 30, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$5,907	20.0%	$6,417	17.6%	$(510)	(7.9)%
Facilities, insurance and supplies	1,272	4.3	1,230	3.4	42	3.4
Travel and conferences	696	2.4	813	2.2	(117)	(14.4)
Professional and outside services	589	2.0	835	2.3	(246)	(29.5)
Other	316	1.1	513	1.4	(197)	(38.4)
Selling, general and administrative	$8,780	29.8%	$9,808	26.9%	$(1,028)	(10.5)

The decreases in selling, general and administrative expense for the three and six months ended September 30, 2009 compared to the corresponding periods in the prior year were primarily due to (i) our overall reduction in headcount from September 30, 2008 levels; (ii) lower accruals for bonuses and other incentive compensation; and (iii) the suspension of our matching contributions to our associates’ 401(k) accounts effective July 1, 2009. During the current fiscal year, we also reduced our professional and outside services expenses primarily as a result of our efforts to conserve costs and scale back our usage of certain of these services as well as various efficiencies gained in our internal control assessment and other financial reporting obligations.

Research and Development Expense.  The following tables present research and development expense for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Decrease	Change
	(In thousands, except percentages)
Salary and personnel-related	$661	4.4%	$754	4.0%	$(93)	(12.3)%
Facilities, development and supplies	195	1.3	301	1.6	(106)	(35.2)
Other	28	0.2	67	0.4	(39)	(58.2)
Research and development	$884	5.9%	$1,122	5.9%	$(238)	(21.2)

	Six Months Ended		Six Months Ended
	September 30, 2009		September 30, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Decrease	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,344	4.6%	$1,630	4.5%	$(286)	(17.5)%
Facilities, development and supplies	431	1.5	565	1.5	(134)	(23.7)
Other	73	0.2	137	0.4	(64)	(46.7)
Research and development	$1,848	6.3%	$2,332	6.4%	$(484)	(20.8)

The decreases in research and development expense for the three and six months ended September 30, 2009 compared to the corresponding periods in the prior year were primarily due to lower overall engineering headcount and a shift in engineering resources to an organization more focused on new product development from one that has been historically focused on new customer qualification and manufacturing support. We believe this structure to be more efficient. Likewise, in the prior year, we had ramped up our research and development activities in Roadway Sensors aimed at accelerating the time to market of certain new products. We believe that research and development activities are crucial to our ability to continue to be a leader in our markets and we currently expect our expenditures in this area for fiscal 2010 will be slightly lower to flat when compared to fiscal 2009.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Interest Expense, Net.   Net interest expense of $71,000 and $157,000 for the three and six months ended September 30, 2009, respectively, was lower than the $198,000 and $396,000 for the three and six months ended September 30, 2008, respectively, primarily due to the overall lower level of borrowings in the current fiscal year, as well as lower interest rates on our term note.

Income Taxes.  The following tables present our provision for income taxes for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$501	$821	$(320)	(39)%
Effective tax rate	48.0%	43.5%

	Six Months Ended
	September 30,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$611	$1,312	$(701)	(53)%
Effective tax rate	47.1%	43.1%

Our effective tax rates in the three and six months ended September 30, 2009 were slightly higher than those for the corresponding periods in the prior year due primarily to lower estimated projected pre-tax income in the current year compared to the prior year and the corresponding increased impact that certain non-deductible expenses will have on taxable income. On an interim basis, we estimate what our anticipated annual effective tax rate will be and record a quarterly income tax provision in accordance with this anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe are sufficient to fund our operations for at least the next twelve months. At September 30, 2009, we had $20.6 million in working capital, which included no borrowings on our $12.0 million line of credit and $9.2 million in cash and cash equivalents. Our working capital at March 31, 2009 was also $20.6 million and included no borrowings on our line of credit and $6.4 million in cash and cash equivalents.

The following table summarizes our cash flows for the six months ended September 30, 2009 and 2008:

	Six Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,666	$3,384
Investing activities	(416)	(486)
Financing activities	(495)	452

Operating Activities.  Cash provided by our operations for the six months ended September 30, 2009 was primarily the result of (i) our net income during the period of $687,000; (ii) $1.2 million in non-cash items within the statement of operations, primarily adjustments to our deferred tax assets and depreciation expense; and (iii) $1.8 million in cash resulting from changes in our operating assets and liabilities during the period. Cash provided by operating activities during the six months ended September 30, 2008 was primarily the result of our net income during the period of $1.7 million and adjustments to our deferred tax assets of $1.0 million.

Our net accounts receivable decreased approximately $1.9 million from March 31, 2009 to September 30, 2009 due in part to our lower overall quarterly net sales and contract revenues thus far in fiscal 2010 as compared to fiscal 2009 levels. We also experienced significant collections of our outstanding receivables, particularly in the latter part of the second quarter of fiscal 2010. In the future, our accounts receivable could increase if, among other factors, customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining sufficient credit on a timely basis.

Inventories decreased approximately $2.0 million from March 31, 2009 to September 30, 2009 as we worked through higher inventory levels on-hand as of March 31, 2009, which partially resulted from the introduction of certain new Roadway Sensors products and the acquisition of certain components that were discontinued by the manufacturer. We also focused on reducing our inventory purchases during this period to reflect the overall reduction in our net sales and the ongoing economic slowdown. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive from our customers, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence or potentially excess inventory levels.

Investing Activities.  Our investing activities for the six months ended September 30, 2009 consisted of purchases of property and equipment of $116,000 as well as $300,000 used for the acquisition of Hamilton Signal. Cash used in investing activities for the six months ended September 30, 2008 consisted entirely of purchases of property and equipment of $486,000.

Financing Activities.  Net cash used in financing activities during the six months ended September 30, 2009 was the result of net payments on our long-term debt of $585,000, partially offset by $90,000 in proceeds from the exercise of outstanding stock options to purchase shares of our common stock. During the six months ended September 30, 2008, cash provided by financing activities was primarily the result of $684,000 in proceeds from the exercise of outstanding stock options to purchase shares of our common stock, partially offset by payments on long-term debt of $232,000.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility (3.75% at September 30, 2009). We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2009, no amounts were outstanding under the revolving line of credit portion of the facility.

As of September 30, 2009, we had outstanding borrowings of approximately $6.7 million under the term note. Principal payments under this term note are required to be repaid in 48 monthly installments commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to pay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00% (4.25% at September 30, 2009), depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

In connection with our credit facility and loan agreement with California Bank & Trust, we are also required to comply with certain quarterly financial covenants. These include achieving certain ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we cannot assure that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, or at all. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

At September 30, 2009, we had outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share that are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $6.50 per share. We also had outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share that are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $7.50 per share.

In connection with the issuance of warrants to purchase 246,250 shares of our common stock at $3.25 per share (discussed above), we are a party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the shares of common stock issuable upon exercise of certain underlying warrants. Through March 31, 2009, these warrants were accounted for within equity in our consolidated balance sheets and, accordingly, no liabilities were recorded in connection therewith. Beginning April 1, 2009, as further discussed at Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, because these warrants contain a provision for possible future adjustments to either the exercise price and/or number of shares to be issued upon exercise, we began recognizing these warrants as liabilities in our consolidated balance sheet. As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreement associated with these warrants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit and our new bank term note. Our line of credit bears interest equal to the prevailing prime rate (3.25% at September 30, 2009) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note (from 3.25% to 4.68%) would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

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

The economic slowdown has adversely impacted real estate development, reduced and delayed government funding for transportation infrastructure projects and initiatives and decreased availability of financial capital for our customers, all of which is adversely impacting our net sales and could impact our contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, is adversely impacted new road construction and is resulting in and may continue to result in flat or declining Roadway Sensor and Vehicle Sensor net sales in future periods and could also adversely impact Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds appears to be taking longer than originally anticipated, along with the expiration and extension of the 2005 Federal Highway Bill. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 45%, 38% and 38% of our total net sales and contract revenues for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•

delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill, currently scheduled for October 31, 2009, as well as delays or reductions in stimulus funds dedicated for transportation projects;

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

California state budgetary constraints may have a material adverse impact on us. The state of California has experienced, and is continuing to experience, a significant budget shortfall and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our Roadway Sensors and Transportation Systems segments. Ongoing uncertainty as to the timing and accessibility of federal stimulus monies to the state, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, transportation projects has and may continue to have a negative impact on our net sales and contract revenues and our income.

The markets in which we operate are highly competitive and have many more established competitors, which could adversely affect our sales or the market acceptance of our products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier-one automotive suppliers, and many smaller regional engineering firms. We believe that as a result the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, that we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants, worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. For example, a developer of LDW systems was acquired by a large multinational organization during fiscal 2009. This new competitor has increased its market share and could be more aggressive in both the passenger car and heavy truck markets, as a result of its greater access to resources and reputation in the market. Furthermore, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

We generally compete with existing, well-established companies in our Roadway Sensors segment, both domestically and aboard. Certain technological barriers to entry make it difficult for new competitors to enter the market with competing video or other technologies; however, we are aware of new market entrants from time to time. Increased competition could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. In the fiscal year ended March 31, 2007, we began to experience more competition in our Roadway Sensors segment as the Department of Transportation in one of our largest sales territories moved to a multi-source contracting environment from one in which we were the sole supplier.

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

We may experience production gaps that could materially and adversely impact our sales and financial results and the ultimate acceptance of our products. It is possible that we could experience unforeseen quality control issues or part shortages as we adjust production to meet current demand for our products. We have historically used single suppliers for certain significant components in our products. Should any such delay or disruption occur, or should a key supplier discontinue operations because of the current economic climate, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins.

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

If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

Certain of the components used in our products may need to be re-engineered in the next 12 to 36 months as the industry is moving towards a standard of using lead-free components. We cannot assure you as to the timing of the adoption of this new standard or our ability to successfully redesign our products to incorporate compliant components and gain market acceptance of such redesigned products. In addition, if the standard is adopted earlier than anticipated, we may experience a shortage of products as a result of potential scarcity of lead-free components.

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

We depend upon Valeo to market our LDW technologies for the OEM passenger car market. We have granted Valeo the exclusive right to sell and manufacture our LDW system to the worldwide passenger car market in exchange for royalty payments for each LDW unit sold. As such, the future success and broad market acceptance of our technologies in the passenger car market will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies. To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one car OEM product line. If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market, and our related revenues from contract engineering services and royalty revenues could be adversely affected or not materialize as originally anticipated.

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

Our international business operations may be threatened by many factors that are outside of our control. We currently market our products internationally and we anticipate that our international operations may expand in the near future. International business operations are subject to various inherent risks including, among others:

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Beginning in our fiscal year ending March 31, 2011, our independent registered public accounting firm will also be required to attest to, and report on, the effectiveness of our internal controls over financial reporting. We may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  Until recently, we have historically generated significant net losses and operating losses, and have experienced volatility in our cash flows from operations from year to year. Although we entered into a $19.5 million credit facility, effective October 2008, should we have an event of default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds.  Should this occur, or if the credit markets further tighten, we may need or choose to raise additional capital to pursue acquisitions or to expand our operations.

At September 30, 2009, we had $9.2 million of cash and cash equivalents and our entire $12.0 million line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

•                                          declines in new home and commercial real estate construction and related road and other infrastructure construction;

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

We have historically experienced substantial losses and may experience losses in the future. Although we have achieved net income in our past four fiscal years, we experienced a net loss of $11.3 million in the year ended March 31, 2005 and significant net losses in prior years. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2001, our Class A common stock (now known as our common stock) has traded at prices as low as $0.45 per share and as high as $8.00 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

We could experience negative financial impacts arising from developments in contingencies created under our previous structure or by former subsidiaries. Although we divested ourselves of all business units prior to October 2004, from time to time we could experience unforeseen developments in contingencies related to our former subsidiaries. For example, in July 2006 we entered into a settlement agreement in connection with a lawsuit brought against Mariner Networks, Inc., one of our former subsidiaries, by one of Mariner’s suppliers, pursuant to which we issued 88,912 shares of our common stock to this supplier (valued at $213,000 as of the date of issuance) and paid $475,000 in cash. Although we are not aware of any other material contingencies, it is possible other matters could be brought against us in connection with activities related to former subsidiaries and that such matters could materially and adversely affect our financial results and cash flows.

Certain provisions of the Company’s charter documents may discourage a third party from acquiring us and may adversely affect the price of our common stock. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In addition, in August 2009, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders.  Generally, the stockholder rights plan provides that if a person or group acquires 15% or more of our common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount off of the then current market price.  Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our Annual Meeting of Stockholders held on September 18, 2009, the following proxies were tabulated representing 23,675,074 shares of our common stock, or 69.1% of the outstanding shares as of the record date for the meeting:

Proposal I: Election of the Board of Directors

Director Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Richard J. Char	22,575,356	1,099,718
Kevin C. Daly, Ph.D.	22,380,759	1,294,315
Gregory A. Miner	22,371,144	1,303,930
Abbas Mohaddes	22,567,287	1,107,787
John W. Seazholtz	22,475,220	1,199,854
Joel Slutzky	20,420,415	3,254,659
Thomas L. Thomas	22,417,314	1,257,760

Proposal II: Approval of an amendment to the 2007 Omnibus Incentive Plan to increase the number of shares of common stock authorized under the plan by an additional 800,000 shares, to 1,650,000 shares

Shares of Common Stock
For	11,575,269
Against	962,285
Abstain	81,824
Non-votes	10,873,696

Proposal III: Ratification of McGladrey & Pullen, LLP as the independent auditors of Iteris for the fiscal year ending March 31, 2010

Shares of Common Stock
For	23,461,419
Against	58,113
Abstain	155,542
Non-votes	—

ITEM 5.  OTHER INFORMATION

One of our executive officers, James S. Miele, has entered into a trading plan pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended, which covers an aggregate of 40,000 shares of our common stock to be sold at prices ranging from   $2.60 to $3.10. The option shares are set to expire on September 26, 2011.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Filed herewith

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Filed herewith

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 11, 2009

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2009	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Filed herewith

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Filed herewith

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 11, 2009

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith