Form 10-Q
period 2009-12-31
ITERIS, INC.
filed 2010-02-02
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 29, 2010, there were 34,286,756 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2009

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe GmbH.

AutoVue®, Iteris®, Vantage®, VersiCam™, EdgeConnect™, RZ4 Advanced™, Pico™ and Safety Direct™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	March 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$9,404	$6,372
Trade accounts receivable	10,010	12,448
Costs in excess of billings on uncompleted contracts	4,780	4,217
Inventories	3,203	5,681
Deferred income taxes	3,667	4,241
Prepaid expenses and other current assets	473	272
Total current assets	31,537	33,231
Property and equipment, net	2,685	3,244
Deferred income taxes	11,505	11,505
Intangible assets, net	489	110
Goodwill	27,791	27,774
Other assets	198	202
Total assets	$74,205	$76,066

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$3,119	$4,228
Accrued payroll and related expenses	2,243	3,188
Accrued liabilities	1,853	1,662
Billings in excess of costs and estimated earnings on uncompleted contracts	1,729	1,534
Current portion of long-term debt	2,324	2,019
Total current liabilities	11,268	12,631
Deferred rent	1,464	1,686
Unrecognized tax benefits	794	1,117
Other non-current liabilities	112	—
Long-term debt	3,426	5,274
Total liabilities	17,064	20,708
Commitments and contingencies
Stockholders' equity:
Common stock. $0.10 par value, 70,000 shares authorized, 34,281 and 34,205 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	3,428	3,420
Additional paid-in capital	137,361	136,997
Common stock held in trust	—	(31)
Accumulated deficit	(83,676)	(85,025)
Accumulated other comprehensive income (loss)	28	(3)
Total stockholders' equity	57,141	55,358
Total liabilities and stockholders' equity	$74,205	$76,066

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales and contract revenues:
Net sales	$7,401	$9,083	$22,796	$30,687
Contract revenues	6,176	7,379	20,280	22,283
Total net sales and contract revenues	13,577	16,462	43,076	52,970
Costs of net sales and contract revenues:
Cost of net sales(a)	3,844	4,890	12,099	16,043
Cost of contract revenues(a)	4,198	5,068	13,290	14,796
Gross profit	5,535	6,504	17,687	22,131
Operating expenses:
Selling, general and administrative(a)	3,915	4,385	12,695	14,193
Research and development(a)	890	848	2,738	3,180
Amortization of intangible assets	36	37	122	110
Total operating expenses	4,841	5,270	15,555	17,483
Operating income	694	1,234	2,132	4,648
Non-operating income (expense):
Other income, net	25	63	42	90
Interest expense, net	(58)	(141)	(215)	(537)
Income before income taxes	661	1,156	1,959	4,201
Benefit (provision) for income taxes	48	(415)	(563)	(1,727)
Net income	$709	$741	$1,396	$2,474

Earnings per share:
Basic	$0.02	$0.02	$0.04	$0.07
Diluted	$0.02	$0.02	$0.04	$0.07
Weighted average shares outstanding:
Basic	34,260	34,120	34,235	33,895
Diluted	34,469	34,358	34,430	34,752

(a)             Includes stock-based compensation expense as follows:

Cost of net sales	$3	$2	$7	$7
Cost of contract revenues	10	10	30	30
Selling, general and administrative expense	75	75	225	228
Research and development expense	7	5	20	15
Total stock-based compensation expense	$95	$92	$282	$280

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net income	$1,396	$2,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	742	755
Stock-based compensation	282	280
Amortization of intangible assets	122	110
Amortization of debt discounts	—	166
Amortization of deferred financing costs	—	110
Change in deferred tax assets	574	1,700
Changes in operating assets and liabilities:
Accounts receivable	2,451	258
Net costs and estimated earnings in excess of billings	(368)	2,646
Inventories	2,478	(771)
Prepaid expenses and other assets	(196)	80
Accounts payable and accrued expenses	(2,569)	(1,778)
Net cash provided by operating activities	4,912	6,030

Cash flows from investing activities
Purchases of property and equipment	(180)	(716)
Cash paid for business combination	(300)	—
Net cash used in investing activities	(480)	(716)

Cash flows from financing activities
Borrowings on long-term debt	750	5,073
Payments on long-term debt	(2,293)	(5,744)
Proceeds from stock option exercises	90	911
Net cash provided by (used in) financing activities	(1,453)	240
Effect of exchange rate changes on cash	53	—
Increase in cash and cash equivalents	3,032	5,554
Cash and cash equivalents at beginning of period	6,372	421
Cash and cash equivalents at end of period	$9,404	$5,975

Supplemental disclosure of non-cash investing and financing activities:
Liabilities incurred for business combination	$218	$—
Fair value of common stock issued in settlement of liabilities	—	427

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2009

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of December 31, 2009, the consolidated results of operations for the three and nine months ended December 31, 2009 and 2008 and the consolidated cash flows for the nine months ended December 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”), which was filed with the SEC on June 12, 2009. We have evaluated subsequent events through February 2, 2010, which represents the date these financial statements were issued.

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

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying unaudited condensed consolidated statements of operations and totaled $124,000 and $563,000 for the three and nine months ended December 31, 2009, respectively, and $315,000 and $973,000 for the three and nine months ended December 31, 2008, respectively.

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

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements, long-term debt and convertible debentures approximate carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities. The estimated fair value of certain of our outstanding warrants is determined using Level 3 inputs (see Notes 7 and 8).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill. We determine the fair value of reporting units using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2009, 2008 and 2007. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of our reporting units would cause us to test goodwill for impairment. No such events occurred during the three and nine months ended December 31, 2009.

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

Stock-Based Compensation

We record stock-based compensation in the statement of operations as an expense, based on the estimated grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price.

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

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty provision is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends Topic 820 of the FASB Accounting Standards Codification (“ASC”) by providing additional guidance clarifying the measurement of liabilities at fair value. The adoption of the amendments prescribed by ASU 2009-05 were effective for our fiscal quarter ended December 31, 2009 and did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which amends the existing multiple-element revenue arrangements guidance currently included in ASC 605-25, Revenue Recognition — Multiple Element Arrangements. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. We plan to adopt the amendments prescribed by ASU 2009-13 for our fiscal year beginning April 1, 2010. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”), which amends and modifies the scope of ASC 985-605, Software — Revenue Recognition, such that many tangible products that rely on software and other related transactions will fall outside its scope. We plan to adopt the amendments prescribed by ASU 2009-14 for our fiscal year beginning April 1, 2010. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to require various additional disclosures regarding fair value measurements and also clarify certain existing disclosure requirements. Additional requirements include disclosing (i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the reasons for any transfers in or out of Level 3 and (iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. The amendments prescribed by ASU 2010-06 will be effective for our fiscal quarter ending March 31, 2010, except for the requirements described in item (iii) above, which will be effective for our fiscal year beginning April 1, 2011. We currently do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2009	2009
	(In thousands)
Materials and supplies	$2,571	$4,820
Work in process	93	198
Finished goods	539	663
	$3,203	$5,681

Intangible Assets

The following table presents details of our intangible assets:

	December 31, 2009		March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$996	$(570)	$495	$(482)
Patents	317	(254)	317	(220)
Total	$1,313	$(824)	$812	$(702)

As of December 31, 2009, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2010	$37
2011	152
2012	100
2013	100
2014	100
$489

Goodwill

The following table presents the activity related to the carrying value of our goodwill by reportable segment for the nine months ended December 31, 2009:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Beginning balance	$8,197	$4,671	$14,906	$27,774
Goodwill recorded in connection with Hamilton Signal acquisition (Note 3)	17	—	—	17
Ending balance	$8,214	$4,671	$14,906	$27,791

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$582	$494
Additions charged to cost of sales	102	258
Warranty claims	(141)	(196)
Balance at end of period	$543	$556

Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Net income	$709	$741	$1,396	$2,474
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(3)	31	(31)
Total comprehensive income	$704	$738	$1,427	$2,443

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net Income	$709	$741	$1,396	$2,474

Denominator:
Weighted average common shares used in basic computation	34,260	34,120	34,235	33,895
Dilutive stock options	208	238	194	853
Dilutive warrants	1	—	1	4
Weighted average common shares used in diluted computation	34,469	34,358	34,430	34,752

Earnings per share:
Basic	$0.02	$0.02	$0.04	$0.07
Diluted	$0.02	$0.02	$0.04	$0.07

The following instruments were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)

Stock options	1,095	2,184	2,043	1,245
Warrants	335	1,165	387	1,155
Convertible debentures	—	623	—	1,639

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

Our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2009 include the results of operations of Hamilton Signal commencing as of the Closing. Disclosures required for material business combinations have been limited due to the immateriality of the acquisition of Hamilton Signal to our consolidated financial statements. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

4.                                      Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2009) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2009, no amounts were outstanding under the revolving line of credit portion of the facility.

Long-Term Debt

Our long-term debt consists of the following:

	December 31,	March 31,
	2009	2009
	(In thousands)
Bank term note	$5,750	$6,543
Convertible debentures, net	—	750
	5,750	7,293
Less current portion	(2,324)	(2,019)
	$3,426	$5,274

Convertible Debentures, Net. In May 2009, we retired the remaining $750,000 of convertible debentures that were outstanding as of March 31, 2009, which retirement was financed under our bank term note.

Bank Term Note. Under our current credit facility, which we entered into in October 2008, we may borrow up to $7.5 million in the form of a 48-month term note. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of December 31, 2009, an additional $500,000 was included in the current portion of the term note, representing the amount we estimate will be due on November 1, 2010. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00% (3.75% to 4.25% at December 31, 2009), depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

5.                                      Income Taxes

The following table sets forth our benefit (provision) for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
Benefit (provision) for income taxes	$48	$(415)	$(563)	$(1,727)
Effective tax rate	(7.3)%	35.9%	28.7%	41.1%

Our effective tax rates for the three and nine months ended December 31, 2009 were favorably impacted by the recognition of approximately $320,000 of unrecognized tax benefits during the three months ended December 31, 2009 due to the expiration of certain federal and state statutes in various jurisdictions. On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter.

6.                                      Commitments and Contingencies

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

Furthermore, from time to time, we have experienced unforeseen developments in contingencies related to our former subsidiaries. For example, we have been the subject of a number of routine tax audits for time periods and jurisdictions related to the businesses of our former subsidiaries. Although the development and ultimate outcome of these types of unforeseen matters cannot be anticipated or predicted with any certainty, our management does not believe that we are presently involved in any matters related to our former subsidiaries that would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Operating Lease

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain related ancillary services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris for $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. All amounts due from MAXxess continue to remain fully reserved.

Deferred Compensation Plan

In December 2009, we distributed to their respective owners the remaining assets in our Deferred Compensation Plan (the “plan”), which consisted of 23,844 shares of our common stock. This effectively terminated the plan, along with the corresponding trust in which the assets were held. As of December 31, 2009, the original $31,000 cost basis of these shares, which was previously recorded as a contra-equity account, along with the corresponding liability, were eliminated from our consolidated balance sheet.

7.                                      Warrants

The following table summarizes information regarding outstanding warrants to purchase our common stock as of December 31, 2009:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Contractual Life
	(In thousands)	(Years)
$1.42	15	3.7
3.25	246	1.2
5.00	75	0.6
	336	1.1

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

In connection with our adoption of certain provisions within ASC Topic 815, Derivatives and Hedging, which became effective for us on April 1, 2009, we determined that some of the outstanding warrants to purchase shares of our common stock contain provisions that provide for a possible future adjustment to either the exercise price and/or number of shares to be issued upon exercise. As such, beginning April 1, 2009, we began recognizing these warrants as liabilities at their respective estimated fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $47,000 was recognized as an adjustment to the opening balance of accumulated deficit at April 1, 2009. The amounts recognized in the consolidated balance sheet as a result of our adoption on April 1, 2009 were determined based on the amounts that would have been recognized if this accounting treatment had been applied from the issuance date of the warrants. At December 31, 2009, the estimated fair value of the warrants was $16,000. The change in the estimated fair value of the warrants for the three and nine months ended December 31, 2009 is included in other income in the accompanying unaudited condensed consolidated statements of operations. We estimate the fair value of these warrants using the BSM option-pricing formula.

8.                                      Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

At December 31, 2009, there were outstanding warrants to purchase shares of our common stock that were classified as a liability with an estimated fair value of $16,000 (see Note 7). These warrants were valued using Level 3 inputs because there are unobservable inputs associated with them. The following table reconciles the liability for these warrants measured at fair value on a recurring basis using Level 3 inputs for the nine months ended December 31, 2009 (in thousands):

Balance at April 1, 2009	$—
Cumulative effect of accounting change (Note 7)	47
Gain on change in fair value included in net income	(31)
Balance at December 31, 2009	$16

This liability is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009.

The intangible assets acquired in connection with the Hamilton Signal acquisition (see Note 3) were recorded at fair value as of the acquisition date of such assets, and were estimated using the income approach, which included the use of Level 3 inputs. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis; generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment.

9.                                      Stockholders’ Equity

In August 2009, our Board of Directors adopted a stockholder rights plan, which calls for preferred stock purchase rights (each, a “Right”) to be distributed, as a dividend, at the rate of one Right for each share of common stock held as of September 3, 2009. Each Right will entitle holders of common stock to buy one one-thousandth of one share of Series A Junior Participating Preferred Stock of Iteris. A further description and terms of the Rights are set forth in the Rights Agreement dated August 20, 2009 by and between Iteris and Computershare Trust Company, N.A., as rights agent.

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

10.                               Stock-Based Compensation

A summary of activity in our stock option plans for the nine months ended December 31, 2009 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	(In thousands)
Options outstanding at March 31, 2009	3,314	$1.92
Granted	393	1.43
Exercised	(76)	1.19
Forfeited	(30)	2.49
Expired	(309)	3.12
Options outstanding at December 31, 2009	3,292	$1.76

In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under our 2007 Omnibus Incentive Plan by 800,000 shares to a total of 1,650,000 shares. At December 31, 2009, there were 865,000 shares of common stock available for grant under this plan.

The per share fair values of stock options granted in the nine months ended December 31, 2009 have been estimated with the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	3.2%
Expected volatility of common stock	74%
Dividend yield	—
Weighted-average grant date fair value per share	$1.01

At December 31, 2009, there was approximately $982,000 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 3.2 years. If there are any modifications or cancellations of the underlying unvested stock options, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we issue additional stock options or other stock-based awards.

11.                               Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. This segment also includes our Pico compact video detection system, which was designed primarily to respond to international video detection needs. The Vehicle Sensors segment includes our lane departure warning products and is comprised of all of our activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Certain corporate expenses, including interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for our reportable segments for the three and nine months ended December 31, 2009 and 2008:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended December 31, 2009
Product revenue	$5,734	$1,543	$—	$7,277
Service and other revenue	—	124	6,176	6,300
Stock-based compensation	10	7	16	33
Depreciation and amortization	57	24	54	135
Segment income (loss)	582	(74)	283	791

Three Months Ended December 31, 2008
Product revenue	$6,291	$2,477	$—	$8,768
Service and other revenue	—	315	7,379	7,694
Stock-based compensation	8	12	13	33
Depreciation and amortization	48	32	65	145
Segment income	773	105	425	1,303

Nine Months Ended December 31, 2009
Product revenue	$18,691	$3,542	$—	$22,233
Service and other revenue	—	563	20,280	20,843
Stock-based compensation	28	23	46	97
Depreciation and amortization	176	64	168	408
Segment income (loss)	2,126	(910)	1,207	2,423

Nine Months Ended December 31, 2008
Product revenue	$21,334	$8,380	$—	$29,714
Service and other revenue	—	973	22,283	23,256
Stock-based compensation	24	36	39	99
Depreciation and amortization	144	105	185	434
Segment income	2,887	552	1,569	5,008

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Segment income:
Total income from reportable segments	$791	$1,303	$2,423	$5,008
Unallocated amounts:
Corporate and other expenses	(97)	(69)	(291)	(360)
Other income, net	25	63	42	90
Interest expense, net	(58)	(141)	(215)	(537)
Income before income taxes	$661	$1,156	$1,959	$4,201

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. As an added benefit, our products and services minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers in the U.S. and internationally.

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

Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies. Our Vantage video detection systems detect vehicle presence, count, speed and other traffic data used in traffic management systems. This gives traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that requires only a few detection points. Vantage video detection systems have been deployed by hundreds of agencies and are currently sold through a network of independent dealers in the United States, Asia, Latin America, Europe and the Middle East. In December 2009, we introduced Pico, our compact video detection system that was developed primarily to address international video detection needs and was designed for easy installation and configuration. We anticipate that future growth domestically and internationally, particularly in developing countries, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of in-pavement loop technology, to manage traffic.

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities: lane change, roadway departure and rear-end collision accidents. We developed the world’s first production LDW system and offer a proven system that is available as an OEM and aftermarket option on heavy trucks worldwide and as an option in certain passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. To date, we have sold approximately 75,000 LDW systems into the heavy truck market in Europe, North America and Asia. Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets. We believe that as a result of the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, that we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants, worldwide. While we believe that this increased competition validates the long-term market opportunity for LDW systems in commercial vehicles, it could also adversely effect our future LDW sales and margins. We are currently working with our major European OEM customer base to establish long-term supply agreements that extend to 2013 and beyond in order to meet the anticipated increase in demand; however, we cannot assure you that our efforts will be successful or that the increase in demand will occur. We have entered into an exclusive license of our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH (“Valeo”), for the passenger car market, resulting in sales to date of approximately 73,500 LDW systems for passenger cars. Additionally, we and our partner have experienced a greater degree of competition in the passenger car market. Several passenger car OEMs have recently introduced vehicle platforms with competing LDW systems. Valeo continues to pursue opportunities in the passenger car market.

In addition to our LDW systems, our Vehicle Sensors portfolio includes technologies such as radar-based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market, which were both introduced in August 2008. Our Safety Direct product is a system that reports driver performance data captured by our LDW system, which data could be relayed directly to fleet operators through integration with the truck’s existing fleet communications system. We offer the FCW and BSW features through the resale of Delphi’s radar-based systems, for which we are the exclusive North American dealer, while Safety Direct was internally developed. These products, together with our LDW products, combine to create a suite of active safety driver assistance features focused on reducing the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computer, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems are primarily sold to local, state and national transportation agencies in the United States; however, in the current fiscal year, we began work on our first overseas contract award in Abu Dhabi. In the future, we plan to continue to pursue additional international opportunities for our Transportation Systems segment.

Our Transportation Systems segment is largely dependent upon governmental funding and budgetary issues. We believe the overall expansion of our Transportation Systems segment in recent years was due in part to the passage of the Federal Highway Bill in 2005, combined with increased transportation funds available at state and local agencies throughout the country. The 2005 Federal Highway Bill expired on October 31, 2009, and Congress is currently in negotiations regarding future extensions. We anticipate possible delays in the enactment of a new Federal Highway Bill; however, we believe the current level of funding will continue until such time that the new bill is passed through Congress. This funding remains uncertain, and we cannot assure the timing or extent of such funding, nor the extent to which we may benefit.

Despite the federal stimulus package, many municipalities and other agencies continue to face budgetary issues. As a result, spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some cases. We believe that the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the stimulus package and federal highway bills, there exist a variety of other funding mechanisms that support transportation infrastructure and related projects, including bonds, dedicated sales and gas tax measures and other alternative funding sources. However, we currently cannot determine when or if such funding sources will be available or the extent to which we may benefit from future sources of funding for transportation-related projects.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”). There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2009.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales and contract revenues:
Net sales	54.5%	55.2%	52.9%	57.9%
Contract revenues	45.5	44.8	47.1	42.1
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	28.3	29.7	28.1	30.3
Cost of contract revenues	30.9	30.8	30.9	27.9
Gross profit	40.8	39.5	41.1	41.8
Operating expenses:
Selling, general and administrative	28.8	26.6	29.5	26.8
Research and development	6.6	5.2	6.4	6.0
Amortization of intangible assets	0.3	0.2	0.3	0.2
Total operating expenses	35.7	32.0	36.1	33.0
Operating income	5.1	7.5	4.9	8.8
Non-operating income (expense):
Other income, net	0.2	0.4	0.1	0.2
Interest expense, net	(0.4)	(0.9)	(0.5)	(1.0)
Income before income taxes	4.9	7.0	4.5	7.9
Benefit (provision) for income taxes	0.4	(2.5)	(1.3)	(3.3)
Net income	5.2%	4.5%	3.2%	4.7%

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

The following tables present details of our net sales and contract revenues for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Roadway Sensors	$5,734	$6,291	$(557)	(8.9)%
Vehicle Sensors	1,667	2,792	(1,125)	(40.3)
Net sales	7,401	9,083	(1,682)	(18.5)
Contract revenues	6,176	7,379	(1,203)	(16.3)
Total net sales and contract revenues	$13,577	$16,462	$(2,885)	(17.5)

	Nine Months Ended
	December 31,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Roadway Sensors	$18,691	$21,334	$(2,643)	(12.4)%
Vehicle Sensors	4,105	9,353	(5,248)	(56.1)
Net sales	22,796	30,687	(7,891)	(25.7)
Contract revenues	20,280	22,283	(2,003)	(9.0)
Total net sales and contract revenues	$43,076	$52,970	$(9,894)	(18.7)

We have historically had a diverse customer base. For the nine month periods ended December 31, 2009 and 2008, no individual customer accounted for greater than 10% of our total net sales and contract revenues.

Roadway Sensors

The decrease in Roadway Sensors net sales for the three and nine months ended December 31, 2009 as compared to the corresponding periods in the prior fiscal year was mainly due to the ongoing effects of reduced and delayed spending on infrastructure projects, in part due to the decline in commercial and residential construction as well as state and local government budgetary pressures and increased competitors in the market. We believe these factors are at least partially attributable to the overall continued weakness in the U.S. and global economy. We expect the above factors, among others, may continue to adversely impact our Roadway Sensors net sales for at least the next few fiscal quarters. Additionally, winter weather conditions have historically had a negative impact on Roadway Sensors net sales in our fiscal third and fourth quarters in the regions where projects can be delayed due to such factors. In December 2009, we began selling our products directly to contractors in Texas. We plan to continue selling product to our former distributor under the state procurement contract.

Vehicle Sensors

The largest element of Vehicle Sensors net sales was sales of our LDW systems to the heavy truck market, which aggregated approximately $1.5 million and $3.5 million for the three and nine months ended December 31, 2009, respectively, compared to approximately $2.5 million and $8.4 million for the three and nine months ended December 31, 2008, respectively. Vehicle Sensors net sales decreased for the current fiscal year primarily due to the slowdown in overall LDW unit shipments to each of our key markets during the current year. Although we saw an encouraging increase in net sales in the current fiscal quarter as compared to the immediately preceding quarter, which resulted primarily from increased sales to certain of our U.S. truck fleet customers, we continue to experience overall softness in our LDW unit sales to the North American truck market and to our European and Asian OEM customers, which we believe is driven largely by lower new heavy truck sales in general, as well as the general slowdown in the U.S. and worldwide credit markets and continued weakness in the overall global economy. We anticipate that Vehicle Sensors unit sales for the remainder of the fiscal year ending March 31, 2010 (“fiscal 2010”) and beyond could continue to be adversely impacted as a result of the overall decline in sales of heavy trucks globally and by slower than expected adoption rates of our LDW system by European and Asian OEMs and North American heavy truck fleets. Additionally, future unit sales of LDW systems and unit pricing could be adversely impacted as a result of increased competition in this market. The increase in competition in the current fiscal year contributed to a division of an international heavy truck customer sourcing future primary LDW unit sales to a competitor for a specific geographic region.

Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $124,000 and $563,000 for the three and nine months ended December 31, 2009, respectively, compared to $315,000 and $973,000 for the three and nine months ended December 31, 2008, respectively. The decline in the current fiscal year primarily reflects an overall decrease in contract engineering services provided to Valeo as the pertinent engineering development activities have generally reached maturity for the related vehicle platforms that currently incorporate our LDW system.

Contract Revenues

Contract revenues are primarily dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation. For the three and nine months ended December 31, 2009, our contract revenues decreased compared to the corresponding period in the prior fiscal year due to the timing of sub-consulting content revenues, as well as delays or reductions in funding for certain of our projects, particularly in the Southeast region of the U.S. In the future, we plan to continue to pursue large contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period. We believe the ability of our Transportation Systems business to grow and successfully win and service new contracts will remain highly dependent upon our continued success in recruiting and retaining qualified personnel. Historically, all of our contract revenues have been derived from work performed in North America under a broad range of fixed price and cost plus fixed fee contracts. Beginning in the second quarter of fiscal 2010, we began work on our first overseas contract award to assist the Abu Dhabi Department of Transport in the development of certain ITS architecture. To date, revenues from this contract have not been significant.

Gross Profit.  The following tables present details of our gross profit for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$5,535	$6,504	$(969)	(14.9)%
Total gross profit as a % of total net sales and contract revenues	40.8%	39.5%
Gross profit as a % of net sales	48.1%	46.2%
Gross profit as a % of contract revenues	32.0%	31.3%

	Nine Months Ended
	December 31,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$17,687	$22,131	$(4,444)	(20.1)%
Total gross profit as a % of total net sales and contract revenues	41.1%	41.8%
Gross profit as a % of net sales	46.9%	47.7%
Gross profit as a % of contract revenues	34.5%	33.6%

Our gross margin for the three months ended December 31, 2009 increased slightly compared to the corresponding period in the prior fiscal year primarily as a result of higher overall margins from our net sales during this period and, to a lesser extent, due to a slight improvement in our Transportation Systems margins, as discussed further below. On a fiscal year-to-date basis, the slight decline in our gross margin in the current fiscal year, as compared to the same period in the prior fiscal year, was primarily the result of a higher mix of contract revenues, which represented approximately 47% of our total net sales and contract revenues thus far in the current fiscal year as compared to approximately 42% in the same period in the prior fiscal year. Generally, contract revenues carry lower margins than our net sales.

The increase in gross profit as a percent of net sales for the three months ended December 31, 2009 as compared to the corresponding period in the prior year was primarily a result of higher margins in Roadway Sensors during the current quarter, driven largely by our customer mix. The overall slight decrease in gross profit as a percent of net sales for the nine months ended December 31, 2009 as compared to the corresponding period in the prior year was primarily a result of decreased overall gross profit during the current fiscal year in Vehicle Sensors, which was largely driven by lower overhead absorption due to the decline in sales in the current fiscal year, as well as an increase in certain estimates for additional excess and obsolete inventory provisions. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. The slight increase in gross profit as a percent of contract revenues for both the three and nine months ended December 31, 2009 compared to the corresponding periods in the prior year was primarily due to a contract mix weighted more toward higher margin contracts in the current fiscal year. Our higher margin contracts often contain a comparatively lower proportion of sub-consulting revenues. For the remainder of fiscal 2010, we expect an overall lower level of sub-consulting content as a percentage of our total contract revenues, as compared to the prior year; however, due to the variability and timing of our contracts, it has become increasingly difficult to accurately predict the sub-consulting content in our Transportation Systems contracts in future periods.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,611	19.2%	$2,828	17.2%	$(217)	(7.7)%
Facilities, insurance and supplies	436	3.2	616	3.7	(180)	(29.2)
Travel and conferences	346	2.5	397	2.4	(51)	(12.8)
Professional and outside services	205	1.5	295	1.8	(90)	(30.5)
Other	317	2.3	249	1.5	68	27.3
Selling, general and administrative	$3,915	28.8%	$4,385	26.6%	$(470)	(10.7)

	Nine Months Ended		Nine Months Ended
	December 31, 2009		December 31, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Decrease	Change
	(In thousands, except percentages)
Salary and personnel-related	$8,518	19.8%	$9,245	17.5%	$(727)	(7.9)%
Facilities, insurance and supplies	1,708	4.0	1,846	3.5	(138)	(7.5)
Travel and conferences	1,042	2.4	1,210	2.3	(168)	(13.9)
Professional and outside services	794	1.8	1,130	2.1	(336)	(29.7)
Other	633	1.5	762	1.4	(129)	(16.9)
Selling, general and administrative	$12,695	29.5%	$14,193	26.8%	$(1,498)	(10.6)

The decreases in selling, general and administrative expense for the three and nine months ended December 31, 2009 compared to the corresponding periods in the prior year were primarily due to (i) our overall reduction in headcount from December 31, 2008 levels; (ii) lower accruals for bonuses and other incentive compensation primarily due to lower sales in the current periods; and (iii) the suspension of our matching contributions under our 401(k) plan effective July 1, 2009. During the current fiscal year, we also reduced our professional and outside services expenses primarily as a result of our efforts to conserve costs and scale back our usage of these services, along with various efficiencies gained in our internal control assessment and other financial reporting obligations.

Research and Development Expense.  The following tables present research and development expense for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$613	4.5%	$577	3.5%	$36	6.2%
Facilities, development and supplies	245	1.8	217	1.3	28	12.9
Other	32	0.2	54	0.3	(22)	(40.7)
Research and development	$890	6.6%	$848	5.2%	$42	5.0

	Nine Months Ended		Nine Months Ended
	December 31, 2009		December 31, 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Decrease	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,957	4.5%	$2,207	4.2%	$(250)	(11.3)%
Facilities, development and supplies	676	1.6	782	1.5	(106)	(13.6)
Other	105	0.2	191	0.4	(86)	(45.0)
Research and development	$2,738	6.4%	$3,180	6.0%	$(442)	(13.9)

During the three months ended December 31, 2009, we saw a slight increase in personnel-related research and development expenses as compared to the same period in the prior fiscal year as we have dedicated additional resources to certain research and development activities within Vehicle Sensors. The overall decrease in research and development expense for the nine months ended December 31, 2009 compared to the corresponding period in the prior year is primarily due to lower overall engineering headcount and a shift in engineering resources to an organization more focused on new product development from one that has been historically focused on new customer qualification and manufacturing support. We believe this structure to be more efficient. We believe that research and development activities are crucial to our ability to continue to be a leader in our markets. We currently expect our total research and development expenditures for fiscal 2010 will be slightly lower to flat when compared to fiscal 2009.

For competitive reasons, we closely guard the confidentiality of specific development projects.

Interest Expense, Net.   Net interest expense of $58,000 and $215,000 for the three and nine months ended December 31, 2009, respectively, was lower than the $141,000 and $537,000 for the three and nine months ended December 31, 2008, respectively, primarily due to the overall lower level of borrowings in the current fiscal year, as well as lower interest rates on our term note.

Income Taxes.  The following tables present our benefit (provision) for income taxes for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$48	$(415)	$463	(112)%
Effective tax rate	(7.3)%	35.9%

	Nine Months Ended
	December 31,			%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$(563)	$(1,727)	$1,164	(67)%
Effective tax rate	28.7%	41.1%

Our effective tax rates for the three and nine months ended December 31, 2009 were favorably impacted by the recognition of approximately $320,000 of unrecognized tax benefits during the three months ended December 31, 2009 due to the expiration of certain federal and state statutes in various jurisdictions. On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe are sufficient to fund our operations for at least the next twelve months. At December 31, 2009, we had $20.3 million in working capital, which included no borrowings on our $12.0 million line of credit and $9.4 million in cash and cash equivalents. Our working capital at March 31, 2009 was $20.6 million and included no borrowings on our line of credit and $6.4 million in cash and cash equivalents.

The following table summarizes our cash flows for the nine months ended December 31, 2009 and 2008:

	Nine Months Ended
	December 31,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$4,912	$6,030
Investing activities	(480)	(716)
Financing activities	(1,453)	240

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2009 was primarily the result of (i) our net income of $1.4 million during the current period; (ii) $1.7 million in non-cash items within the statement of operations, primarily adjustments to our deferred tax assets and depreciation expense; and (iii) $1.8 million in cash resulting from changes in our operating assets and liabilities during the period. Additionally, our total cash and cash equivalents balance of $9.4 million at December 31, 2009 was negatively affected by approximately $1.0 million in disbursements for payroll and facilities rents that we made near the end of December 2009 due to holiday timing conflicts. These payments were originally scheduled to be made, and would have otherwise been disbursed, in January 2010. Cash provided by operating activities during the nine months ended December 31, 2008 was primarily the result of our net income during that period of $2.5 million and $3.1 million in non-cash items within the statement of operations, primarily adjustments to our deferred tax assets and depreciation expense.

Our net accounts receivable decreased approximately $2.4 million from March 31, 2009 to December 31, 2009 due in part to our lower overall net sales and contract revenues in fiscal 2010 as compared to fiscal 2009 levels. During the current fiscal year, we have also been successful in collecting our outstanding receivables within our expected payment terms. In the future, our accounts receivable could increase if, among other factors, customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining sufficient credit on a timely basis or on acceptable terms.

Inventories decreased approximately $2.5 million from March 31, 2009 to December 31, 2009 as we worked through higher inventory levels on-hand as of March 31, 2009, which were partially due to the introduction of new Roadway Sensors products and the acquisition of various components that were discontinued by the manufacturer. During the current fiscal year, we have also focused on reducing our inventory purchases to reflect the overall reduction in our net sales and the ongoing economic slowdown. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive from our customers, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence or potentially excess inventory levels.

Investing Activities.  Our investing activities for the nine months ended December 31, 2009 consisted of purchases of property and equipment of $180,000, as well as $300,000 used for the acquisition of Hamilton Signal. Cash used in investing activities for the nine months ended December 31, 2008 consisted entirely of purchases of property and equipment of $716,000.

Financing Activities.  Net cash used in financing activities during the nine months ended December 31, 2009 was the result of net payments on our long-term debt of $1.5 million, which included an additional lump-sum principal payment of $500,000 made in November 2009. The net payments on our long-term debt were partially offset during the period by $90,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock. During the nine months ended December 31, 2008, cash provided by financing activities was primarily the result of $911,000 in proceeds from the exercise of outstanding stock options to purchase shares of our common stock, partially offset by net payments on our long-term debt of $671,000.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2009) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2009, no amounts were outstanding under the revolving line of credit portion of the facility.

As of December 31, 2009, we had outstanding borrowings of approximately $5.8 million under the term note. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00% (3.75% to 4.25% at December 31, 2009), depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

In connection with our credit facility and loan agreement with California Bank & Trust, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all such financial covenants and expect to maintain compliance for the foreseeable future, we cannot assure that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, or at all. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

At December 31, 2009, we had outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share that are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $6.50 per share. We also had outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share that are callable by us if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $7.50 per share.

In connection with the issuance of warrants to purchase 246,250 shares of our common stock at $3.25 per share (discussed above), we are a party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the shares of common stock issuable upon exercise of certain underlying warrants. Through March 31, 2009, these warrants were accounted for within equity in our consolidated balance sheets and, accordingly, no liabilities were recorded in connection therewith. Beginning April 1, 2009, as further discussed at Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, because these warrants contain a provision for possible future adjustments to either the exercise price and/or number of shares to be issued upon exercise, we began recognizing these warrants as liabilities in our consolidated balance sheet. As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreement associated with these warrants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is limited to our line of credit and our bank term note. Our line of credit bears interest equal to the prevailing prime rate (3.25% at December 31, 2009) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

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

Changes in Internal Controls

During the fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report, is incorporated herein by reference.

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

The economic slowdown has adversely impacted real estate development, reduced and delayed government funding for transportation infrastructure projects and initiatives and decreased availability of financial capital for our customers, all of which is adversely impacting our net sales and could impact our contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and is resulting in and may continue to result in flat or declining Roadway Sensor and Vehicle Sensor net sales in future periods and have also adversely impacted Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds appears to be taking longer than originally anticipated. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 45%, 38% and 38% of our total net sales and contract revenues for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill on October 31, 2009, as well as delays or reductions in stimulus funds dedicated for transportation projects;

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

The markets in which we operate are highly competitive and have many more established competitors, which could adversely affect our sales or the market acceptance of our products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier-one automotive suppliers, and many smaller regional engineering firms. We believe that as a result of the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, that we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants, worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. For example, a developer of LDW systems was acquired by a large multinational organization during fiscal 2009. This new competitor has increased its market share and could be more aggressive in both the passenger car and heavy truck markets as a result of its greater access to resources and reputation in the market. Furthermore, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

We compete with existing, well-established companies in our Roadway Sensors segment, both domestically and abroad. Certain technological barriers to entry make it difficult for new competitors to enter the market with competing video or other technologies; however, we are aware of new market entrants from time to time. Increased competition could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations.

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

Certain of the components used in our products may need to be re-engineered in the next 12 to 36 months as the industry is moving towards a standard of using lead-free components. We cannot assure you as to our ability to successfully redesign our products to incorporate compliant components and gain market acceptance of such redesigned products. In addition, we may experience a shortage of products as a result of potential scarcity of lead-free components.

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

New environmental regulations may result in a decline in our Vehicle Sensors net sales. From time to time, environmental regulations are enacted, which can significantly increase the cost of manufacturing new vehicles as well as the cost of maintaining existing vehicles and truck fleets. As a result, we could experience a decline in sales of our Vehicle Sensors products as truck and vehicle manufacturers and fleet operators attempt to control their costs.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Currently, we expect that beginning in our fiscal year ending March 31, 2011, our independent registered public accounting firm will also be required to attest to, and report on, the effectiveness of our internal controls over financial reporting. We may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

At December 31, 2009, we had $9.4 million of cash and cash equivalents and the availability of borrowing against our $12.0 million line of credit to fund our operations. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

•                                          currency fluctuations and our ability to get currency out of certain foreign countries; and

•                                          general economic and political conditions; and

•                                          international conflicts and acts of terrorism.

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

We have experienced a decline in our net sales and contract revenues over the last several quarters. If we fail to manage this decline effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. We have expanded our overall business in the past few years; however, we experienced a reduction in our net sales and contract revenues over the last several quarters. Based on our business objectives, and in order to resume expanding, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities. Our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable manage these activities successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2010	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith