Form 10-K
period 2010-03-31
ITERIS, INC.
filed 2010-05-21
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Based on the closing sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $32,703,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 14, 2010, there were 34,331,756 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2010. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as a part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe, GmbH.

AutoVue®, Iteris®, Vantage®, VantageView™, VersiCam™, SafetyDirect™ and Abacus™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

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

PART I

ITEM 1.                             BUSINESS

Overview

We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe that our products and services, as well as sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers worldwide.

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

Products and Services

We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes, among other products, our Vantage, Versicam and Pico vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our lane departure warning (“LDW”) products, including our AutoVue LDW system, and is comprised of all activities related to in-vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. See Note 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

Roadway Sensors. Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using a wide range of communication technologies. Our Vantage video detection systems detect vehicle presence, count, speed, occupancy and other traffic data used in traffic management systems. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. Our VantageView software supplements our Vantage video detection systems by providing an integrated platform to manage and “see” video detection assets remotely over a network connection. Vantage video detection systems have been deployed by hundreds of agencies and are currently sold through a network of independent dealers in the United States (“U.S.”), Asia, Latin America, Europe and the Middle East. VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points. In December 2009, we introduced Pico, a compact video detection system that delivers superior vehicle detection in a small and economical framework, and was developed primarily to address international video detection needs. We anticipate that future growth domestically and internationally, particularly in developing countries, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of in-pavement loop technology, to manage traffic.

Our Roadway Sensors product line also includes the Abacus family of products, which has been designed with a blend of artificial intelligence and video detection algorithms that allow either fixed or pan-tilt-zoom cameras to be used for data collection and incident detection. Our Abacus products take advantage of the large number of existing installed closed-circuit television video feeds monitoring roadways, tunnels and bridges and at signalized intersections. This flexibility of using a broad range of cameras with an appropriate perspective allows for accurate data collection without the set-up and calibration required with other systems.

Vehicle Sensors. Our Vehicle Sensors segment addresses the leading causes of roadway fatalities: lane change, roadway departure and rear-end collision accidents. According to the National Highway Traffic Safety Administration (“NHTSA”), these three crash types result in more than 60% of the U.S.’s annual traffic fatalities and contribute to a considerable economic loss due to injuries, property damage, and decreased productivity. Early estimates by the NHTSA of motor vehicle traffic fatalities in 2009 were approximately 34,000.

We developed the world’s first production LDW system and offer a proven system that is available as an original equipment manufacturer (“OEM”) and aftermarket option on heavy trucks worldwide and as an option in certain passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. To date, we have sold approximately 79,000 LDW systems into the heavy truck market in Europe, North America and Asia. Our LDW systems are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. In North America, our LDW systems are sold primarily to truck fleets.

In March 2009, the European Union (“EU”) approved a mandate that sets better standards to improve road safety in Europe. The new mandated rules for safety technology includes systems such as electronic stability control, advanced emergency braking and LDW systems to be compulsory on heavy-duty trucks and buses to further reduce accident risks. LDW systems are expected to be mandatory in Europe on all new heavy truck models beginning in 2013. We believe that in order for the 2013 EU mandate for active safety systems to have a positive impact on our sales, we need to establish long-term supplier agreements with our European OEM heavy truck customers. To date we have agreements to supply certain of our European heavy truck customers through 2012 and we are actively working on agreements with other heavy truck OEMs that extend through 2013 and beyond in order to meet the anticipated increase in demand. However, we cannot assure you that our efforts will be successful or that the expected increase in demand will occur. We believe that the expected 2013 EU mandate for LDW and other active safety systems, and an increasing overall awareness of the potential benefits of LDW, helps validate the long-term market opportunity for LDW systems in commercial vehicles. Additionally, in North America we plan to develop partnerships with other manufacturers and suppliers of safety devices for heavy trucks to jointly sell our LDW systems and provide our SafetyDirect software tool to North American trucking fleets.

We have entered into an exclusive license of our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH (“Valeo”), for the passenger car market, resulting in sales to date of approximately 79,300 LDW systems for passenger cars. We and our partner have recently experienced a greater degree of competition in the passenger car market as several passenger car OEMs have introduced vehicle platforms with competing LDW systems. However, Valeo continues to pursue opportunities in the passenger car market.

In addition to our LDW systems, our Vehicle Sensors portfolio includes radar-based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market. We offer the FCW and BSW features through the resale of Delphi’s radar based systems, for which we are the exclusive North American dealer. Our portfolio also includes our internally-developed SafetyDirect software system, which can provide a single point of access to monitor and synchronize driver performance data on braking, stability control, following distances, and lane departure warnings for individual drivers as well as entire fleets. SafetyDirect uses information transmitted from the vehicle by the fleet’s onboard mobile communications system to provide fleet operators with a comprehensive view of the entire fleet, as well as the ability to drill down to detailed information on individual drivers and events. These products, together with our LDW products, combine to create a broad suite of active safety driver assistance features designed to help reduce the number of motor vehicle crashes and the severity of crash-related injuries.

Transportation Systems. Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems have historically been primarily sold to local, state and national transportation agencies in the U.S.; however, during the fiscal year ended March 31, 2010 (“Fiscal 2010”), we began work on our first overseas contracts in Abu Dhabi and Dubai, and plan to continue to pursue additional international business. Our Transportation Systems segment is largely dependent upon governmental funding, and is affected by state and local budgetary issues.

Sales, Marketing and Principal Customers

We sell our Roadway Sensors products through indirect sales channels comprised of a strong network of independent dealers in the U.S. and Canada who sell integrated systems and related products to the traffic management market, as well as directly to the traffic management market using a combination of our own sales personnel and an outside sales organization. Our independent dealers are well-trained in, and primarily responsible for, sales, installation, set-up and support of our products, and maintain an inventory of demonstration traffic products from various manufacturers including our vehicle detection systems and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of high-quality ITS products to the traffic management market. We periodically hold technical training classes for our dealers and end users and maintain a full-time expert staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our dealer network to best suit the needs of the market and our customer base. In the states where we sell direct, we use our own expert staff to sell, oversee installations and set-up issues and support our products.

Our marketing strategy for our Vehicle Sensors segment is to establish our LDW products as the leading platform for in-vehicle video sensing for heavy trucks and passenger cars. We sell LDW systems directly to heavy truck manufacturers and to U.S. truck fleets, and our LDW system is currently offered as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania, Freightliner and FUSO, as well as Neoplan and MAN luxury bus and coach lines. We market the licensing of our LDW technology to manufacturers of passenger automobiles through an exclusive strategic relationship with Valeo. In connection with this marketing effort, we provide specific contract engineering services, technical marketing and sales support to Valeo, which to date has enabled the launch of our LDW technology on three Infiniti car platforms, with a fourth platform expected in the summer of 2010. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market, as well as contract engineering services related to the possible launch of new platforms that include our LDW system.

We market and sell our Transportation Systems services directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our Transportation Systems contracts are with federal, state and municipal customers and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We use selected members of our engineering team on a regional basis to serve in sales and business development functions. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

A large portion of our revenues are derived from sales to federal, state and local government agencies. We currently have a diverse customer base with no individual customer representing greater than 10% of our total net sales and contract revenues in Fiscal 2010, or in the fiscal years ended March 31, 2009 (“Fiscal 2009”) and March 31, 2008 (“Fiscal 2008”). Also refer to Note 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our sensors products. Additionally, we procure certain components from qualified suppliers, both globally and locally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Certain of our key suppliers include CTS Electronics Manufacturing Solutions, Inc., SMS Technologies, Inc., Total Electronics LLC and Hitachi American Ltd-UB. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. For LDW products sales to the passenger car market, all manufacturing has been and is expected to be performed by Valeo; however, we plan to continue to provide engineering support to Valeo. We typically do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue accounted for less than 1.0% of total net sales and contract revenues for each of Fiscal 2010 and Fiscal 2009. We believe customer support is a key competitive factor.

Backlog

Our total backlog of unfulfilled firm orders was approximately $30.6 million as of March 31, 2010, which was comprised of $1.6 million related to Roadway Sensors, $600,000 related to Vehicle Sensors and $28.4 million related to Transportation Systems. Substantially all of the backlog for Roadway Sensors and Vehicle Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2011 (“Fiscal 2011”). We have historically recognized in the subsequent fiscal year between 50% to 70% of our fiscal year end Transportation Systems backlog, and currently expect that trend to continue for Fiscal 2011. The timing and realization of this backlog is subject to the inherent uncertainties of doing business with federal, state and local governments, particularly in view of budgetary constraints, cut-backs and other delays or reallocations of funding that these entities typically face.

Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues, in particular for our Roadway Sensors and Vehicle Sensors segments.

Product Development

Most of our product development activities are conducted at our principal facilities in Santa Ana. Our research and development costs and expenses were approximately $3.7 million for Fiscal 2010, $4.0 million for Fiscal 2009 and $3.6 million for Fiscal 2008. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.

We believe our engineering and product development capabilities are a competitive strength. We strive to continue to develop new products to meet the needs of the ever-changing ITS market as well as enhance and refine our existing product lines. Within the last twelve months we have introduced our VersiCam and VersiCam wireless products, Pico, Abacus and our new RZ-4 Advanced camera, as well as our RZ-4 Advanced Wide Dynamic Range camera, which significantly improves video detection performance in certain harsh lighting conditions. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products is a key component of strong organic growth and profitability.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the market for our Roadway Sensors vehicle detection products, we compete with manufacturers and distributors of other above ground video camera detection systems such as Peek Traffic Corporation, Wavetronix LLC, Econolite Control Products, Inc., Traficon, N.V., Image Sensing Systems, Inc. and other non-intrusive detection devices including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products, which have historically, and currently continue to be, the predominant detection system in this market.

In the market for our Vehicle Sensors systems, we believe that as a result of the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, that we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants, worldwide. Additionally, we and our strategic partner (Valeo) have recently experienced a greater degree of competition in the passenger car market as several passenger car OEMs have introduced vehicle platforms with competing LDW systems. We consider competitors in this market to include Delphi Automotive Systems Corporation, NEC Corporation and Hitachi Ltd. in Japan and Robert Bosch GmbH in Europe, Continental Tavis, Visteon and Takata, all of which currently have developed or are developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems.

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

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold ten U.S. patents, which expire commencing in 2012, relating to our outdoor image processing techniques used in our AutoVue LDW systems. Nine of these patents relate specifically to our LDW technology and provide a basis for enhanced functionality for rain sensing and improved performance. Our other U.S. patent was issued for an Electronic Traffic Monitor related to our Abacus product in the Roadway Sensors segment. We also have pending patent applications in Canada and the European Community for the Electronic Traffic Monitor. We cannot assure you that any new patents will be granted pursuant to these or subsequent applications.

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

Employees

We refer to our employees as associates. As of May 7, 2010, we employed an aggregate of 221 associates, including 53 associates in general management, administration and finance; 25 associates in sales and marketing; 116 associates in engineering and product development; 18 associates in operations, manufacturing and quality; and 9 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage.

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

The economic slowdown has adversely impacted real estate development, reduced and delayed government funding for transportation infrastructure projects and initiatives and decreased availability of financial capital for our customers, all of which is adversely impacting our net sales and could impact our contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and is resulting in and may continue to result in flat or declining Roadway Sensor and Vehicle Sensor net sales in future periods and have also adversely impacted Transportation Systems contract revenues. Any of the foregoing economic conditions make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds is taking longer than originally anticipated, as well as a delay in the passage of a new Federal Highway Bill. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 45%, 45% and 38% of our total net sales and contract revenues for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

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

In addition, a large number of our government contracts are fixed price contracts. As a result, we may not be able to recover any cost overruns we may incur. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. Such additional costs would adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales and contract revenues in any given period. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

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

The markets in which we operate are highly competitive and have many more established competitors, which could adversely affect our sales or the market acceptance of our products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations, which include tier-one automotive suppliers, and many smaller regional engineering firms. We believe that as a result of the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants, worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. For example, a developer of LDW systems was acquired by a large multinational organization during our Fiscal 2009. This new competitor has increased its market share and could be more aggressive in both the passenger car and heavy truck markets as a result of its greater access to resources and reputation in the market. Furthermore, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

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

We may engage in acquisitions of companies or technologies that may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention. We completed the acquisition of certain assets of Hamilton Signal in April 2009. We have in the past acquired, and may in the future acquire, additional complementary businesses, products, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

We may be unable to attract and retain key personnel, which could seriously harm our business. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. In particular, the future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers and planners. Competition for qualified employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

Our profitability could be adversely affected if we are not able to maintain adequate utilization of our Transportation Systems workforce. The cost of providing our Transportation Systems engineering and consulting services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

•                                          our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•                                          our ability to forecast demand for our services and thereby maintain an appropriate headcount in our various regions;

•                                          our need to devote time and resources to training, business development, professional development and other non-chargeable activities; and

•                                          our ability to match the skill sets of our employees to the needs of the marketplace.

Our use of the percentage of completion method of accounting for our contract revenues could result in a reduction or reversal of previously recorded revenues and profits. A significant portion of our total net sales and contract revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Our failure to successfully bid on new contracts and renew existing contracts could reduce our revenues and profits. Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely reduce or eliminate our profitability.

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner, our ability to qualify any new products with OEMs and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners, including Valeo’s ability to expand sales of LDW systems in the passenger car market. The success of our LDW system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies.

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

We depend upon Valeo to market our LDW technologies for the OEM passenger car market. We have granted Valeo the exclusive right to sell and manufacture our LDW system to the worldwide passenger car market in exchange for royalty payments for each LDW unit sold. As such, the future success and broad market acceptance of our technologies in the passenger car market will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies. To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one car OEM product line. If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market, and our related revenues from contract engineering services and royalty revenues, could be adversely affected or not materialize as originally anticipated.

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

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales and operations experience, we began work on our first overseas contracts in Abu Dhabi and Dubai in Fiscal 2010. We plan to expand our international efforts in the future with respect to all three of our segments, but cannot assure you that we will be successful in those efforts. International operations subject us to various inherent risks including, among others:

•                                          currency fluctuations and restrictions;

•                                          political, social and economic instability, as well as international conflicts and acts of terrorism;

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

Substantially all of our international sales are denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

Any of the factors mentioned above may adversely affect our future international sales and, consequently, affect our business, financial condition and operating results. Additionally, as we pursue the expansion of our international business, certain fixed and other overhead costs could outpace our revenues, thus adversely affecting our results of operations. We may likewise face local competitors in certain international markets who are more established, have greater economies of scale and stronger customer relationships. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

•                                          our ability to access stimulus funding, funding from a new Federal Highway Bill or other funding;

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

We have experienced a decline in our net sales and contract revenues over the last fiscal year. If we fail to manage this decline effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. We have expanded our overall business in the past few years; however, we experienced a reduction in our net sales and contract revenues in Fiscal 2010. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities. Our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

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

At March 31, 2010, we had $10.4 million of cash and cash equivalents and the availability of borrowing against our $12.0 million line of credit to fund our operations, subject to certain funded to debt to EBITDA requirements. We may need to raise additional capital in the near future to fund our operations or to repay indebtedness. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

•                                          our ability to successfully negotiate credit arrangements with our bank and the state of the financial markets, in general; and

•                                          general economic conditions, including the effects of the current economic slowdown and international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional equity or debt financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

Prior to the fiscal year ended March 31, 2006, we historically generated significant losses and may experience losses in the future. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Our ability to maintain profitability in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Certain provisions of our charter documents may discourage a third party from acquiring us and may adversely affect the price of our common stock. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In addition, in August 2009, we adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. Generally, the stockholder rights plan provides that if a person or group acquires 15% or more of our common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount off of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Our headquarters and principal operations are housed in approximately 52,000 square feet of leased space located at 1700 Carnegie Avenue, Santa Ana, California. This facility lease expires in 2015 and contains an option to extend the lease for an additional five years at the market rate at that time.

For additional information regarding our obligations under property leases, see Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.                        LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” under Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.                        (REMOVED AND RESERVED)

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NYSE Amex under the symbol “ITI.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by NYSE Amex:

	High	Low
Fiscal 2010
Quarter Ended June 30, 2009	$1.45	$1.14
Quarter Ended September 30, 2009	1.73	1.15
Quarter Ended December 31, 2009	1.60	1.37
Quarter Ended March 31, 2010	2.04	1.31

Fiscal 2009
Quarter Ended June 30, 2008	$2.98	$2.14
Quarter Ended September 30, 2008	2.45	1.65
Quarter Ended December 31, 2008	1.83	1.16
Quarter Ended March 31, 2009	1.50	0.98

On May 14, 2010, the last reported sales price of our common stock on the NYSE Amex was $1.77.  As of May 14, 2010, we had 407 holders of record of our common stock according to information furnished by our transfer agent.

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

Overview

General. We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, as well as sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of ITS and driver safety solutions to customers in the U.S. and internationally.

Business Segments. We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage, VersiCam and Pico vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our LDW products and is comprised of all of our activities related to in-vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies.

•                  Our Vantage video detection systems detect vehicle presence, count, speed and other traffic data used in traffic management systems. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly.

•                  VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.

•                  Pico, our compact video detection system introduced in December 2009, was developed primarily to address international video detection needs, and was designed for easy installation and configuration.

We anticipate that future growth domestically and internationally, particularly in developing countries, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of traditional in-pavement loop technology, to manage traffic.

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities: lane change, roadway departure and rear-end collision accidents. We developed the world’s first production LDW system and offer a proven system that is available as an OEM and aftermarket option on heavy trucks worldwide and as an option in certain passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. We believe that as a result of the expected 2013 EU mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, that we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants, worldwide. While we believe that this increased competition validates the long-term market opportunity for LDW systems in commercial vehicles, it could also adversely effect our future LDW sales and margins. We are currently working with our European OEM customer base to establish long-term supply agreements that extend to 2013 and beyond in order to meet the anticipated increase in demand; however, we cannot assure you that our efforts will be successful or that the increase in demand will occur. We have entered into an exclusive license of our LDW technology to our strategic partner, Valeo, for the passenger car market. Additionally, we and our partner have experienced a greater degree of competition in the passenger car market. Several passenger car OEMs have recently introduced vehicle platforms with competing LDW systems. However, Valeo continues to pursue opportunities in the passenger car market.

In addition to our LDW systems, our Vehicle Sensors portfolio includes radar-based Forward Collision Warning and Blind Spot Warning systems for the North American truck market, which were both introduced in August 2008, and our SafetyDirect product, a system that reports driver performance data captured by our LDW system, and has the ability to relay this data directly to fleet operators through integration with the truck’s existing fleet communications system. We offer the FCW and BSW features through the resale of Delphi’s radar-based systems, for which we are the exclusive North American dealer, while SafetyDirect was internally developed. These products, together with our LDW products, combine to create a suite of active safety driver assistance features focused on reducing the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Historically, these services and systems have primarily been sold to local, state and national transportation agencies in the United States under a broad range of fixed price and cost plus fixed fee contracts; however, in the current fiscal year, we began work on our first two overseas contract awards in Abu Dhabi and Dubai. We plan to continue to pursue additional international opportunities for our Transportation Systems segment.

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We believe the overall expansion of our Transportation Systems segment in recent years past was due in part to the passage of the Federal Highway Bill in 2005, combined with increased transportation funds available at state and local agencies throughout the country. The 2005 Federal Highway Bill expired on October 31, 2009, and Congress is currently in negotiations regarding future extensions. We anticipate delays in the enactment of a new Federal Highway Bill, and until such time as a bill becomes law, the allotment of transportation funds in federal, state and local budgets may be uncertain and we believe that prolonged uncertainty may adversely impact our net sales and contract revenues and our overall financial performance in future periods.

Business Trends. Looking forward, we remain cautious about our business, given the continued uncertain global economic conditions and the challenging financial markets. This unfavorable environment has, and may continue to, negatively affect demand for our products and services for the foreseeable future. Likewise, our ability to accurately forecast business trends may be impaired.

Despite the federal stimulus package that was passed in 2009, many municipalities and other state and local agencies continue to face budgetary issues. As a result, spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some cases. We believe that the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the stimulus package and federal highway bills, there exist a variety of other funding mechanisms that support transportation infrastructure and related projects, including bonds, dedicated sales and gas tax measures and other alternative funding sources. However, we currently cannot determine when or if such funding sources will be available or the extent to which we may benefit from future sources of funding for transportation-related projects.

During Fiscal 2010, we introduced certain new products including Abacus and Pico. We also completed the acquisition of certain assets of Hamilton Signal, which included the Abacus system, for an aggregate cash purchase price of approximately $518,000. This acquisition has afforded us with the opportunity to provide our customers with traffic and incident detection data from our installed base of surveillance cameras.

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

Contract revenues are derived primarily from long-term contracts with governmental agencies. Contract revenues include costs incurred plus a portion of estimated fees or profits determined using the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to recognized costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. Under the percentage of completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, and achievement of milestones, incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are based on various professional judgments we make with respect to those factors and are subject to change as the project proceeds and new information becomes available.

In addition to product and contract revenues, we derive revenue from the provision of specific non-recurring contract engineering services to our strategic partner, Valeo, related to our LDW systems, and royalties earned on unit sales of our LDW systems by Valeo to the passenger car market. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded based on unit sales of our products by Valeo and are recognized in the period in which such sales occur. Non-recurring contract engineering revenues and royalty revenues are included in our net sales.

Revenues from follow-on service and support, for which we generally charge separately, are recorded in the period in which the services are performed and are included in our net sales.

Accounts Receivable. We estimate the collectibility of customer receivables on an ongoing basis by reviewing invoices outstanding greater than a certain period of time. We record an allowance for doubtful accounts for specific receivables deemed to be at risk for collection as well as a general allowance based on our historical collections experience. Considerable judgment is required in assessing and estimating the ultimate realization of trade receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required that could adversely affect our operating results.

Inventories. Inventories consist of finished goods, work-in-process and raw materials and are stated at the lower of cost or market. We write down the carrying value of our inventories to net realizable value for estimated excess and obsolete inventories in an amount equal to the difference between the cost of the inventories and their estimated realizable value. These estimates are based on management’s judgments and assumptions as to future demand requirements and our evaluation of market conditions. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Estimated inventory write-downs, once established, are not reversed until the related inventory has been sold or scrapped, so if actual market conditions are more favorable in the fiscal periods subsequent to those in which we record significant write-downs, we may have higher gross margins when products are sold.

Goodwill. Goodwill is tested for impairment annually in our fourth fiscal quarter at the reporting unit level unless a change in circumstances indicates that more frequent impairment analysis is required. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. Impairment, if any, is measured based on the estimated fair value of the reporting units with the recorded goodwill. The fair value of our reporting units is determined by using the income approach methodology of valuation which utilizes discounted cash flows. The estimated fair value of our reporting units also includes a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. In estimating future cash flows, we generally use the financial assumptions in our current budget and our current strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rates we estimate to represent our cost of funds. It is possible, however, that the plans and estimates we use may be incorrect.

We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2010, 2009 and 2008. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value. At March 31, 2010, our Roadway Sensors, Vehicle Sensors and Transportation Systems reporting units had goodwill balances of $8.2 million, $4.7 million and $14.9 million, respectively. Based on our assessment at March 31, 2010, the estimated fair values of our Roadway Sensors, Vehicle Sensors and Transportation Systems reporting units were approximately 73%, 79% and 18%, respectively, greater than their respective carrying values. Among other factors, the fair value of our Transportation Systems reporting unit in the future could be adversely impacted by (i) our inability to maintain adequate utilization of our workforce, (ii) our failure to successfully bid on new contracts and renew existing contracts and (iii) government budgetary issues and related delays in spending. Likewise, if our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than the original estimates used to assess for impairment of our goodwill, we could incur future goodwill impairment charges in our Transportation Systems or other reporting units.

Warranty. We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Defective products are either repaired or replaced, at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty provision is included within accrued expenses on the accompanying consolidated balance sheets. Should our actual experience of warranty returns be higher than anticipated, additional warranty reserves may be required, which would adversely affect our product gross profit and our operating results.

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

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with this anticipated rate. As the fiscal year progresses, we refine our estimates based upon actual events and financial results during the year. This estimation process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter.

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

Stock-Based Compensation. We record stock-based compensation in the statement of income as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. Our assumptions under the BSM formula include the following: (i) expected volatilities are based on the historical volatility of our stock price, (ii) the expected life of options is derived based on the historical life of our options, (iii) the risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant and (iv) the dividend yield assumption is based on our history and expectation of dividend payouts. Additionally, we include an estimate of forfeitures in the calculation of stock-based compensation expense. Future stock-based compensation expense in any particular quarter or year could be affected by changes in our assumptions, changes in market conditions, or to the extent that we grant additional stock-based awards. Additionally, if there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth certain statement of income data as a percentage of total net sales and contract revenues for the periods indicated. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended March 31,
	2010	2009	2008

Net sales and contract revenues:
Net sales	54.5%	55.4%	61.9%
Contract revenues	45.5	44.6	38.1
Total net sales and contract revenues	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	28.4	29.3	31.5
Cost of contract revenues	30.0	30.4	25.1
Gross profit	41.6	40.3	43.4
Operating expenses:
Selling, general and administrative	29.3	26.0	26.5
Research and development	6.3	5.8	5.5
Amortization of intangible assets	0.3	0.2	0.2
Total operating expenses	35.9	32.0	32.2
Operating income	5.7	8.2	11.2
Non-operating income (expense):
Other income, net	0.1	0.2	0.4
Interest expense, net	(0.5)	(0.9)	(2.0)
Income before income taxes	5.3	7.5	9.6
Benefit (provision) for income taxes	(1.5)	7.6	9.1
Net income	3.8%	15.1%	18.7%

Analysis of Fiscal 2010, Fiscal 2009 and Fiscal 2008 Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of product sales from our Roadway Sensors and Vehicle Sensors segments, as well as contract engineering revenue and royalty revenue generated from our Vehicle Sensors segment. Contract revenues consist entirely of Transportation Systems contract revenues, which are generated from systems integration and ITS engineering and consulting services primarily with federal, state, county and municipal agencies.

The following tables present details of our net sales and contract revenues for Fiscal 2010 compared to Fiscal 2009, and Fiscal 2009 compared to Fiscal 2008:

	Fiscal	Fiscal		%
	2010	2009	Decrease	Change
	(In thousands, except percentages)
Roadway Sensors	$25,341	$27,197	$(1,856)	(6.8)%
Vehicle Sensors	6,309	11,230	(4,921)	(43.8)
Net sales	31,650	38,427	(6,777)	(17.6)
Contract revenues	26,413	30,932	(4,519)	(14.6)
Total net sales and contract revenues	$58,063	$69,359	$(11,296)	(16.3)

	Fiscal	Fiscal	Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Roadway Sensors	$27,197	$28,452	$(1,255)	(4.4)%
Vehicle Sensors	11,230	11,874	(644)	(5.4)
Net sales	38,427	40,326	(1,899)	(4.7)
Contract revenues	30,932	24,837	6,095	24.5
Total net sales and contract revenues	$69,359	$65,163	$4,196	6.4

We currently have a diverse customer base with no individual customer representing greater than 10% of our total annual net sales and contract revenues for Fiscal 2010, Fiscal 2009 or Fiscal 2008.

Roadway Sensors

The majority of Roadway Sensors net sales were derived from sales within North America. The sequential decreases in Roadway Sensors net sales in Fiscal 2010 as compared to Fiscal 2009, and likewise Fiscal 2009 as compared to Fiscal 2008, were mainly due to the ongoing effects of reduced and delayed spending on infrastructure projects, in part due to the decline in commercial and residential construction as well as state and local government budgetary pressures, and increased competitors in the market. While we are cautiously optimistic heading into Fiscal 2011, we expect the challenging economic factors discussed above, among others, may continue to adversely impact our Roadway Sensors net sales for at least the next few fiscal quarters.

Vehicle Sensors

The largest element of Vehicle Sensors net sales was sales of our LDW systems to the heavy truck market, which aggregated approximately $5.6 million in Fiscal 2010, $9.9 million in Fiscal 2009 and $10.0 million in Fiscal 2008. Vehicle Sensors net sales have sequentially decreased over the last two fiscal years primarily due to the slowdown in our LDW unit shipments to each of our key markets, which began in the fourth quarter of Fiscal 2009. Although we saw an encouraging increase in net sales in the second half of Fiscal 2010 as compared to the immediately preceding quarters, which resulted primarily from significant sales to one of our U.S. truck fleet customers in the fourth quarter, we cannot assure you that such sales levels from this or other customers will recur in subsequent periods. We also continue to experience overall softness in our LDW unit sales to the North American truck market and to our European and Asian OEM customers. We believe this is driven largely by lower new heavy truck sales in general, as well as the general slowdown in the U.S. and worldwide credit markets and continued weakness and uncertainty in the overall global economy. We anticipate that Vehicle Sensors unit sales beyond Fiscal 2010 could continue to be adversely impacted as a result of the overall decline in sales of heavy trucks globally and by slower than expected adoption rates of our LDW system by European and Asian OEMs and North American heavy truck fleets. Additionally, future unit sales of LDW systems and unit pricing could be adversely impacted as a result of increased competition in this market. The increase in competition in the current fiscal year contributed to a division of an international heavy truck customer sourcing future primary LDW unit sales to a competitor for a specific geographic region.

Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $685,000, $1.3 million and $1.9 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. We have experienced year-over-year decreases in contract engineering services provided to Valeo as the pertinent engineering development activities have generally reached maturity for the related vehicle platforms that currently incorporate our LDW system. Our LDW systems are currently offered as an option on three Infiniti models, with a fourth model expected by the summer of 2010. While Valeo is promoting our LDW systems to other passenger car OEMs, we cannot assure you that Valeo will be successful in these efforts.

Contract Revenues

Contract revenues are derived from our Transportation Systems segment and are primarily dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation. The decrease in contract revenues in Fiscal 2010 as compared to Fiscal 2009 was due primarily to delays or reductions in funding for certain of our projects, particularly in the Southeast region of the U.S. and in our private planning group, which focuses on private development consulting. The decrease is also attributable to the timing differences on certain of our larger contracts, which contained a higher amount of sub-consultant revenue in Fiscal 2009, but such contracts were mostly completed by the end of Fiscal 2009 and were not replaced with similar such contracts in the current fiscal year. In the future, we plan to pursue large contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period.

During Fiscal 2010, we began work on our first two overseas contract awards in Abu Dhabi and Dubai, for which we have recognized contract revenues to date of approximately $300,000. We plan to continue to pursue additional international opportunities for our Transportation Systems segment in the future. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.

The Fiscal 2009 increase in contract revenues, as compared to Fiscal 2008, was largely a result of our increased sales and marketing activity across the U.S., resulting in certain significant new contracts that were awarded to us in Fiscal 2009. Certain of these new contracts contained a higher than usual amount of sub-consulting content, which was primarily concentrated in our contract revenues in the fourth quarter of Fiscal 2009.

Gross Profit. The following tables present details of our gross profit for Fiscal 2010 compared to Fiscal 2009, and Fiscal 2009 compared to Fiscal 2008:

	Fiscal	Fiscal		%
	2010	2009	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$24,159	$27,919	$(3,760)	(13.5)%
Total gross profit as a % of total net sales and contract revenues	41.6%	40.3%
Gross profit as a % of net sales	47.9%	47.1%
Gross profit as a % of contract revenues	34.1%	31.8%

	Fiscal	Fiscal		%
	2009	2008	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$27,919	$28,297	$(378)	(1.3)%
Total gross profit as a % of total net sales and contract revenues	40.3%	43.4%
Gross profit as a % of net sales	47.1%	49.2%
Gross profit as a % of contract revenues	31.8%	34.1%

The decrease in our total gross profit for Fiscal 2010 as compared to Fiscal 2009 was generally commensurate with the overall decline in total net sales and contract revenues, as discussed above. Our total gross profit as a percent of total net sales and contract revenues for Fiscal 2010 increased slightly compared to Fiscal 2009 primarily due to higher margins from our net sales, particularly Roadway Sensors, as we realized cost savings due to lower costs of materials driven by improvements in our supply chain management, which we anticipate will continue in the future. The increase was also attributable, to a lesser extent, to the improvement in our Transportation Systems margins in Fiscal 2010, as discussed further below.

The slight increase in gross profit as a percent of net sales in Fiscal 2010 as compared to Fiscal 2009 was due to certain materials cost savings, as discussed above, and a favorable customer mix weighted more toward direct sales. We generally enjoy higher gross margins on direct sales as compared to dealer and aftermarket sales. The increase was partially offset during the year by decreased gross margins in Vehicle Sensors, which was largely driven by lower overhead absorption due to the decline in sales, along with an increase in certain estimates for additional excess and obsolete inventory provisions. The decrease in gross profit as a percent of net sales in Fiscal 2009 as compared to Fiscal 2008 was primarily a result of decreased gross profit in Roadway Sensors and was largely driven by an unfavorable customer mix weighted more toward dealer than direct sales in Fiscal 2009. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. The increase in gross profit as a percent of contract revenues in Fiscal 2010 compared to Fiscal 2009 was primarily due to a contract mix weighted more toward higher margin contracts in the current fiscal year. Our higher margin contracts often contain a comparatively lower proportion of sub-consulting revenues associated with them. Conversely, a larger portion of our Fiscal 2009 contract revenues contained higher sub-consulting content, as compared to Fiscal 2008, and thus contributed to overall lower margins. Particularly, we experienced an abnormally high level of sub-consulting content related to certain new contracts during the fourth quarter of Fiscal 2009, which contributed both to the overall increase in contract revenues and a decrease in our gross profit. In the near term, we expect our sub-consulting content as a percentage of total contract revenues to be generally in line with those experienced in Fiscal 2010; however, due to the variability and timing of our contracts, it has become increasingly difficult to accurately predict the sub-consulting content in our Transportation Systems contracts in future periods.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for Fiscal 2010 and Fiscal 2009:

	Fiscal 2010		Fiscal 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$11,262	19.4%	$11,949	17.2%	$(687)	(5.7)%
Facilities, insurance and supplies	2,444	4.2	2,378	3.4	66	2.8
Travel and conferences	1,488	2.6	1,563	2.3	(75)	(4.8)
Professional and outside services	1,038	1.8	1,302	1.9	(264)	(20.3)
Other	772	1.3	843	1.2	(71)	(8.4)
Selling, general and administrative	$17,004	29.3%	$18,035	26.0%	$(1,031)	(5.7)

The decrease in selling, general and administrative expenses in Fiscal 2010 as compared to Fiscal 2009 was primarily due to (i) our overall reduction in headcount from March 31, 2009; (ii) lower accruals for bonuses and other incentive compensation primarily due to lower sales and operating profit in the current fiscal year; and (iii) the suspension of our matching contributions under our 401(k) plan effective July 1, 2009. We also reduced our professional and outside services expenses during the current fiscal year primarily through our efforts to conserve costs and scale back our usage of such services, along with various efficiencies gained in our internal control assessment and other financial reporting obligations. In Fiscal 2011, we are currently scheduled to be subject to the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting, which we expect will increase our professional and outside services expenses.

The following table presents selling, general and administrative expense for Fiscal 2009 and 2008:

	Fiscal 2009		Fiscal 2008
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$11,949	17.2%	$10,916	16.8%	$1,033	9.5%
Facilities, insurance and supplies	2,378	3.4	2,254	3.5	124	5.5
Travel and conferences	1,563	2.3	1,323	2.0	240	18.1
Professional and outside services	1,302	1.9	1,734	2.7	(432)	(24.9)
Other	843	1.2	1,062	1.6	(219)	(20.6)
Selling, general and administrative	$18,035	26.0%	$17,289	26.5%	$746	4.3

The overall increase in selling, general and administrative expenses in Fiscal 2009 was primarily driven by higher selling expenses in our Transportation Systems segment as a result of a shift in certain of our labor resources from project-related activities to sales and marketing efforts, aimed at capturing additional contract backlog. This resulted in an increase in this segment’s sales and marketing expenses to $2.8 million for Fiscal 2009 compared to $2.0 million for Fiscal 2008. Our professional and outside services expenses decreased in Fiscal 2009 primarily due to our efforts to conserve costs and scale back our usage of certain outside and professional services, as well as various efficiencies gained in our internal control assessment and other financial reporting obligations in that year.

Research and Development Expense

The following table presents research and development expense for Fiscal 2010 and Fiscal 2009:

	Fiscal 2010		Fiscal 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Decrease	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,655	4.6%	$2,748	4.0%	$(93)	(3.4)%
Facilties, development and supplies	883	1.5	1,018	1.5	(135)	(13.3)
Other	140	0.2	264	0.4	(124)	(47.0)
Research and development	$3,678	6.3%	$4,030	5.8%	$(352)	(8.7)

The decrease in research and development expense in Fiscal 2010 compared to Fiscal 2009 was primarily due to lower overall engineering headcount and a more efficient engineering structure as we shifted our focus to new product development from a historical focus on new customer qualification and manufacturing support. We believe research and development activities are crucial to our ability to continue to be a leader in our markets. For competitive reasons, we closely guard the confidentiality of specific development projects. We currently expect our total research and development expenditures for Fiscal 2011 to be slightly higher in absolute dollars than those for Fiscal 2010.

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

The increase in research and development expense in Fiscal 2009 compared to Fiscal 2008 was primarily due to increased research and development activities in Roadway Sensors aimed at accelerating the time to market of certain new products which were introduced in Fiscal 2009.

Other Income, Net

Other income, net in Fiscal 2010 was $44,000 and primarily consisted of foreign currency transaction gains and the net decrease in the fair value of certain outstanding warrants. See Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion regarding the fair value of our warrants.

Other income, net in Fiscal 2009 was $116,000 and includes the net gain of $50,000 that we recognized in connection with the early retirement of certain of our convertible debentures, as well as net foreign currency transaction gains and other miscellaneous income. Other income, net in Fiscal 2008 was $252,000 and primarily reflected the net gain of $224,000 we recognized in connection with the early retirement of certain convertible debentures. See Note 4 of Notes to Consolidated Financial Statements for additional discussion regarding the retirement of our convertible debentures.

Interest Expense, Net

Net interest expense was $264,000, $646,000 and $1.3 million in Fiscal 2010, 2009 and 2008, respectively. The sequential decreases were primarily due to our lower overall level of borrowings and lower interest rates in the current years.

Income Taxes

The following table presents our benefit (provision) for income taxes for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except percentages)
Benefit (provision) for income taxes	$(895)	$5,297	$5,900
Effective tax rate	28.9%	(102.3)%	(94.2)%

Our effective tax rate for Fiscal 2010 was favorably impacted primarily by the recognition of approximately $414,000 of unrecognized tax benefits during the year due to the expiration of certain federal and state statutes in various jurisdictions. The income tax benefits recorded in Fiscal 2009 and Fiscal 2008 were primarily the result of a decrease in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets. As we update our estimates in future periods, adjustments to our deferred tax asset and valuation allowance may be necessary. We anticipate this will cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates and statutory tax rates. We utilize the liability method of accounting for income taxes. We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including, but not limited to, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

At March 31, 2010, we had $38.5 million of federal net operating loss carryforwards and $18.4 million of state net operating loss carryforwards that begin to expire in 2019 and 2013, respectively. Due to changes in stock ownership, our federal net operating loss carryforwards and other federal attributes are subject to a Section 382 annual limitation. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will cause us to have future income tax payments that are substantially lower than the income tax liability calculated using statutory tax rates.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, the ownership percentage of existing stockholders would likely be reduced.

At March 31, 2010, we had $22.6 million in working capital, which included no borrowings on our $12.0 million line of credit and $10.4 million in cash and cash equivalents. This compares to working capital of $20.6 million at March 31, 2009, which included no borrowings on our line of credit and $6.4 million in cash and cash equivalents.

The following table summarizes our cash flows for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,484	$6,390	$7,579
Investing activities	(594)	(795)	(739)
Financing activities	(1,857)	413	(6,454)

Operating Activities.  Cash provided by our operations in Fiscal 2010 was primarily the result of (i) our Fiscal 2010 net income of $2.2 million; (ii) $2.5 million in non-cash items within the statement of income, primarily consisting of adjustments to our deferred tax assets of $1.0 million, depreciation expense of $986,000 and stock-based compensation expense of $375,000; and (iii) $1.7 million in cash resulting from changes in our operating assets and liabilities during the year.

Our net accounts receivable decreased approximately $1.1 million from March 31, 2009 to March 31, 2010 due in part to our lower net sales and contract revenues in Fiscal 2010 as compared to Fiscal 2009 levels. During the current fiscal year, we have also generally been successful in collecting our outstanding receivables within our expected payment terms. In the future, our accounts receivable could increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining sufficient credit on a timely basis or on acceptable terms.

Inventories decreased approximately $3.0 million from March 31, 2009 to March 31, 2010 as we worked through higher inventory levels on-hand as of March 31, 2009, which were partially due to the introduction of new Roadway Sensors products and the acquisition of various components that were discontinued by the manufacturer. During the current fiscal year, we have also focused on reducing our inventory purchases to reflect the overall reduction in our net sales and the ongoing economic slowdown. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive from our customers, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence or potentially excess inventory levels.

Accounts payable decreased approximately $1.7 million from March 31, 2009 to March 31, 2010 largely due to the decrease in inventory purchases throughout Fiscal 2010 as compared to the prior fiscal year. The general timing of inventory and other purchases and vendor payments also contributed to the year-over-year decrease in our accounts payable.

Cash provided by our operations in Fiscal 2009 was primarily the result of our Fiscal 2009 net income of $10.5 million adjusted for $3.7 million of net non-cash items within the statement of income, which was comprised primarily of adjustments to our deferred tax balances of $5.4 million, offset slightly by depreciation expense of $1.0 million and stock-based compensation, amortization and other items totaling $642,000.

Cash provided by our operations in Fiscal 2008 was primarily the result of our Fiscal 2008 net income of $12.2 million and $1.6 million in net cash provided by changes in operating assets and liabilities. These were partially offset by approximately $6.2 million in net non-cash items within the statement of income, which included adjustments to our deferred tax balances of $7.3 million, offset slightly by depreciation, stock compensation, amortization and other items totaling $1.1 million.

Investing Activities.  Our investing activities for Fiscal 2010 consisted of purchases of property and equipment of $294,000, as well as $300,000 representing the initial payment for the acquisition of Hamilton Signal, Inc. In April 2010, we subsequently made our second payment of $106,000 for the purchase of Hamilton Signal, and we expect to make the final payment of approximately $112,000 in April 2011. For further information on our acquisition of Hamilton Signal, Inc., refer to Note 3 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report

Cash used in investing activities for Fiscal 2009 and Fiscal 2008 each consisted of purchases of certain property and equipment of $795,000 and $739,000, respectively.

Financing Activities.  Net cash used in financing activities during Fiscal 2010 was the result of net payments on our long-term debt of $2.0 million, which included our contractual monthly principal payments as well as an additional principal payment of $500,000 made in November 2009, as further discussed below under “Borrowings.” The net payments on our long-term debt were partially offset by $143,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock. Net cash provided by financing activities in Fiscal 2009 was the result of $900,000 in cash inflows from the exercise of stock options to purchase our common stock, partially offset by net payments on our borrowings of $500,000. Net cash used in financing activities in Fiscal 2008 was the result of net payments on our borrowings of $8.0 million, partially offset by cash inflows of $1.5 million from the exercise of outstanding stock options and warrants to purchase our common stock.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2010, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of March 31, 2010, we had outstanding borrowings of approximately $5.3 million under the term note included in our credit facility. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

In connection with our credit facility and loan agreement with California Bank & Trust, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all such financial covenants and expect to maintain compliance for the foreseeable future, we cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, or at all. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

At March 31, 2010, we had outstanding warrants to purchase an aggregate of 246,250 shares of our common stock at an exercise price of $3.25 per share that are callable by us, for a purchase price of $0.01 per share, if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $6.50 per share. These warrants are scheduled to expire in February 2011. We also had outstanding warrants to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $5.00 per share that are callable by us, for an aggregate purchase price of $1.00, if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than $7.50 per share. These warrants are scheduled to expire in July 2010.

In connection with the issuance of warrants to purchase 246,250 shares of our common stock at $3.25 per share (discussed above), we are a party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the shares of common stock issuable upon exercise of certain underlying warrants. Through March 31, 2009, these warrants were accounted for within equity in our consolidated balance sheets and, accordingly, no liabilities were recorded in connection therewith. Beginning April 1, 2009, as further discussed at Note 8 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report, because these warrants contain a provision for possible future adjustments to either the exercise price and/or number of shares to be issued upon exercise, we began recognizing these warrants as liabilities in our consolidated balance sheet with changes in their fair value recorded in our consolidated statement of income. As of the date of this filing, no liquidated damages are payable under the provisions of the registration rights agreement associated with these warrants.

Other than our operating leases, which are further described at Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not believe we have any other material off balance sheet arrangements at March 31, 2010.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction and repairs during the winter months due to inclement weather conditions.

ITEM 7A.                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is limited to our line of credit and our bank term note. Our line of credit bears interest equal to the prevailing prime rate (3.25% at March 31, 2010) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

Foreign Currency Risk

To date, a small portion of our net sales have been denominated in Euros. Gains or losses from foreign currency remeasurement are included in other income in our consolidated financial statements and to date have not been significant. We do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We do not currently purchase derivative financial instruments to hedge foreign currency exchange risk, but may do so in the future.

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

We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.                    OTHER INFORMATION

One of our directors, Joel Slutzky, is entering into a trading plan pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended, as soon as practicable following the filing of this report with the SEC, which trading plan covers an aggregate of 96,000 shares of our common stock to be sold by Mr. Slutzky over a twelve month period beginning July 1, 2010, at a rate of 8,000 shares per month on the first trading day of each month (or as soon as possible thereafter) at market price, but not less than 2% below the prior trading day’s closing sale price if sold within the first three weeks of the applicable month.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information - Executive Officers,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

(d)  Corporate Governance. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

(e)  Audit Committee. The information under the caption “Board Meetings and Committees — Audit Committee,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Transactions,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

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

Dated: May 20, 2010	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	May 20, 2010
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	May 20, 2010
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	May 20, 2010
Gregory A. Miner

/s/ RICHARD CHAR	Director	May 20, 2010
Richard Char

/s/ KEVIN C. DALY	Director	May 20, 2010
Kevin C. Daly, Ph.D.

/s/ JOHN SEAZHOLTZ	Director	May 20, 2010
John Seazholtz

/s/ JOEL SLUTZKY	Director	May 20, 2010
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	May 20, 2010
Thomas L. Thomas

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Iteris, Inc.

We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8 to the consolidated financial statements, effective April 1, 2009 the Company changed its method of accounting for certain common stock warrants.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine the effectiveness of Iteris, Inc.’s internal control over financial reporting as of March 31, 2010, and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Irvine, California
May 20, 2010

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$10,405	$6,372
Trade accounts receivable, net of allowance for doubtful accounts of $768 and $534 at March 31, 2010 and 2009, respectively	11,311	12,448
Costs in excess of billings on uncompleted contracts	3,871	4,217
Inventories	2,727	5,681
Deferred income taxes	4,993	4,241
Prepaid expenses and other current assets	623	272
Total current assets	33,930	33,231
Property and equipment, net	2,550	3,244
Deferred income taxes	9,739	11,505
Intangible assets, net	452	110
Goodwill	27,791	27,774
Other assets	200	202
Total assets	$74,662	$76,066

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$2,492	$4,228
Accrued payroll and related expenses	2,709	3,188
Accrued liabilities	1,748	1,662
Billings in excess of costs and estimated earnings on uncompleted contracts	2,105	1,534
Current portion of long-term debt	2,324	2,019
Total current liabilities	11,378	12,631
Deferred rent	1,386	1,686
Unrecognized tax benefits	751	1,117
Other non-current liabilities	112	—
Long-term debt	2,969	5,274
Total liabilities	16,596	20,708
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock. $0.10 par value:
Authorized shares - 70,000 at March 31, 2010 and 2009
Issued and outstanding shares - 34,318 at March 31, 2010 and 34,205 at March 31, 2009	3,432	3,420
Additional paid-in capital	137,503	136,997
Common stock held in trust	—	(31)
Accumulated deficit	(82,869)	(85,025)
Accumulated other comprehensive loss	—	(3)
Total stockholders’ equity	58,066	55,358
Total liabilities and stockholders’ equity	$74,662	$76,066

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2010	2009	2008
Net sales and contract revenues:
Net sales	$31,650	$38,427	$40,326
Contract revenues	26,413	30,932	24,837
Total net sales and contract revenues	58,063	69,359	65,163
Costs of net sales and contract revenues:
Cost of net sales	16,505	20,346	20,499
Cost of contract revenues	17,399	21,094	16,367
Gross profit	24,159	27,919	28,297
Operating expenses:
Selling, general and administrative	17,004	18,035	17,289
Research and development	3,678	4,030	3,566
Amortization of intangible assets	159	147	147
Total operating expenses	20,841	22,212	21,002
Operating income	3,318	5,707	7,295
Non-operating income (expense):
Other income, net	44	116	252
Interest expense, net	(264)	(646)	(1,284)
Income before income taxes	3,098	5,177	6,263
Benefit (provision) for income taxes	(895)	5,297	5,900
Net income	$2,203	$10,474	$12,163

Earnings per share:
Basic	$0.06	$0.31	$0.37
Diluted	$0.06	$0.30	$0.35
Weighted-average shares outstanding:
Basic	34,249	33,964	32,723
Diluted	34,435	34,638	34,713

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Common Stock Shares	Amount	Additional Paid-In Capital	Common Stock Held in Trust	Notes Receivable From Employees	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at March 31, 2007	30,601	$3,060	$130,425	$(374)	$(5)	$(107,438)	$19	$25,687
Cumulative effect of adoption of new accounting for income taxes	—	—	—	—	—	(224)	—	(224)
Conversion of redeemable common stock to common stock	1,219	122	3,292	—	—	—	—	3,414
Warrant exercises	85	9	113	—	—	—	—	122
Stock option exercises	1,515	151	1,223	—	—	—	—	1,374
Stock-based compensation	—	—	290	—	—	—	—	290
Issuance of shares held in trust	—	—	178	172	—	—	—	350
Write-off of notes receivable from employees	—	—	(5)	—	5	—	—	—
Components of comprehensive income: Foreign currency translation	—	—	—	—	—	—	35	35
Net income	—	—	—	—	—	12,163	—	12,163
Comprehensive income	—	—	—	—	—	—	—	12,198
Balance at March 31, 2008	33,420	3,342	135,516	(202)	—	(95,499)	54	43,211
Stock option exercises	785	78	861	—	—	—	—	939
Stock-based compensation	—	—	364	—	—	—	—	364
Issuance of shares held in trust	—	—	256	171	—	—	—	427
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	—	(57)	(57)
Net income	—	—	—	—	—	10,474	—	10,474
Comprehensive income	—	—	—	—	—	—	—	10,417
Balance at March 31, 2009	34,205	3,420	136,997	(31)	—	(85,025)	(3)	55,358
Cumulative effect of adoption of change in accounting for warrants	—	—	—	—	—	(47)	—	(47)
Stock option exercises	113	12	131	—	—	—	—	143
Stock-based compensation	—	—	375	—	—	—	—	375
Issuance of shares held in trust	—	—	—	31	—	—	—	31
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	2,203	—	2,203
Comprehensive income	—	—	—	—	—	—	—	2,206
Balance at March 31, 2010	34,318	$3,432	$137,503	$—	$—	$(82,869)	$—	$58,066

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$2,203	$10,474	$12,163
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	1,014	(5,398)	(7,321)
Depreciation of property and equipment	986	1,018	756
Stock-based compensation	375	364	290
Amortization of intangible assets	159	147	147
Gain on early extinguishment of debt	—	(50)	(224)
Amortization of debt discounts	—	109	201
Amortization of deferred financing costs	—	72	135
Amortization of deferred gain on sale-leaseback	—	—	(165)
Changes in operating assets and liabilities:
Accounts receivable	1,137	660	(1,615)
Net costs and estimated earnings in excess of billings	917	1,542	(1,383)
Inventories	2,954	(1,455)	2,153
Prepaid expenses and other assets	(350)	97	(77)
Accounts payable and accrued expenses	(2,911)	(1,190)	2,519
Net cash provided by operating activities	6,484	6,390	7,579

Cash flows from investing activities
Purchases of property and equipment	(294)	(795)	(739)
Cash paid for business combination	(300)	—	—
Net cash used in investing activities	(594)	(795)	(739)

Cash flows from financing activities
Payments on borrowings on lines of credit, net	—	—	(4,015)
Borrowings on long-term debt	750	6,543	—
Payments on long-term debt	(2,750)	(7,069)	(3,838)
Proceeds from stock option exercises	143	939	1,374
Proceeds from warrant exercises	—	—	122
Credit facility commitment fees	—	—	(50)
Checks drawn in excess of available bank balances	—	—	(47)
Net cash provided by (used in) financing activities	(1,857)	413	(6,454)
Effect of exchange rate changes on cash	—	(57)	—
Increase in cash and cash equivalents	4,033	5,951	386
Cash and cash equivalents at beginning of year	6,372	421	35
Cash and cash equivalents at end of year	$10,405	$6,372	$421

Supplemental cash flow information:
Cash paid during the year for:
Interest	$306	$545	$1,008
Income taxes	159	462	24

Supplemental schedule of non-cash investing and financing activities:
Liabilities incurred for business combination	$218	$—	$—
Fair value of common stock issued in settlement of liabilities	31	427	350
Conversion of redeemable common stock to common stock	—	—	3,414
Lease incentives in connection with new headquarters lease	—	—	1,772
Write-off of notes receivable from employees	—	—	(5)

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2010

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of debt and equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill.

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

Contract revenues are derived primarily from long-term contracts with governmental agencies. Contract revenues include costs incurred plus a portion of estimated fees or profits determined on the percentage of completion method of accounting based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. Costs and estimated earnings in excess of billings at March 31, 2010 and 2009 include $635,000 and $684,000, respectively, that were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2010 are expected to be billed and collected during the fiscal year ending March 31, 2011.

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying consolidated statements of income and totaled $685,000, $1.3 million and $1.9 million for the fiscal years ending March 31, 2010, 2009 and 2008, respectively.

Foreign Currency

We have determined that the functional currency of our subsidiary in Europe is the United States (“U.S.”) dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Remeasurement gains and losses are reported in “other income, net” in the consolidated statements of income.

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

Our accounts receivable are primarily derived from revenues earned from customers located throughout North America and Europe. We generally do not require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements, long-term debt and convertible debentures approximate carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities. The estimated fair value of certain of our outstanding warrants is determined using Level 3 Inputs (see Note 7).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Allowance for Doubtful Accounts

The collectability of our accounts receivable is evaluated through review of invoices outstanding greater than a certain period of time and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. We also maintain an allowance based on our historical collections experience. When we determine that collection is not likely, we write off accounts receivable against the allowance for doubtful accounts.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs are not administratively billed until the subsequent month. Also included are amounts that become billable according to contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected within the next twelve months.

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves. The majority of the unearned amounts will be earned within the next twelve months.

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become known. The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. or other government contracts and contract closeout settlements.

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

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill. We determine the fair value of reporting units using the income approach with a reconciliation of the total reporting unit fair value to our total market capitalization. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and an impairment charge is recorded for any excess carrying amount over fair value. We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2010, 2009 and 2008. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis.

We also evaluate long-lived assets for impairment which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of assets is impaired, based on a comparison of undiscounted expected future cash flows to the carrying value of the related net assets.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon our weighted average cost of capital adjusted for risks associated with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

Income Taxes

We utilize the liability method of accounting for income taxes, whereby deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

We must review all of our tax positions and make a determination as to whether each position is more-likely-than-not to be sustained upon examination by taxing authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon effective settlement or disposition of the underlying issue.

Stock-Based Compensation

We record stock-based compensation in the consolidated statements of income as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of sales in the period during which the products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from net sales and contract revenues) in the consolidated statements of income.

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $153,000, $202,000 and $172,000 in the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. We plan to adopt the amendments prescribed by ASU 2009-13 for our fiscal year beginning April 1, 2010. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends and modifies the scope of ASC 985-605, Software — Revenue Recognition, such that many sales transactions of tangible products that include software and other related transactions will fall outside its scope. We plan to adopt the amendments prescribed by ASU 2009-14 for our fiscal year beginning April 1, 2010. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to require various additional disclosures regarding fair value measurements and also clarify certain existing disclosure requirements. Additional requirements include disclosing (i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the reasons for any transfers in or out of Level 3 and (iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. The amendments prescribed by ASU 2010-06 became effective for our fiscal quarter ending March 31, 2010, except for the requirements described in item (iii) above, which will be effective for our fiscal year beginning April 1, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

2.             Supplementary Financial Information

Inventories

The following table presents details regarding our inventories:

	March 31,
	2010	2009
	(In thousands)
Materials and supplies	$2,292	$4,820
Work in process	49	198
Finished goods	386	663
	$2,727	$5,681

Property and Equipment

The following table presents details of our property and equipment:

	March 31,
	2010	2009
	(In thousands)
Equipment	$8,334	$8,136
Leasehold improvements	1,940	1,930
Accumulated depreciation	(7,724)	(6,822)
	$2,550	$3,244

Intangible Assets

The following table presents details regarding our intangible assets:

	March 31, 2010		March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$996	$(595)	$495	$(482)
Patents	317	(266)	317	(220)
Total	$1,313	$(861)	$812	$(702)

Amortization expense for intangible assets subject to amortization was $159,000, $147,000, and $147,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
2011	146
2012	106
2013	100
2014	100
$452

If we acquire additional intangible assets in future periods, our amortization expense will increase.

Goodwill

The following table presents the activity related to the carrying value of our goodwill by reportable segment for the fiscal year ended March 31, 2010:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Beginning balance	$8,197	$4,671	$14,906	$27,774
Goodwill recorded in connection with Hamilton Signal acquisition (Note 3)	17	—	—	17
Ending balance	$8,214	$4,671	$14,906	$27,791

Warranty Reserve Activity

The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$582	$494	$520
Additions charged to cost of sales	221	342	347
Warranty claims	(335)	(254)	(373)
Balance at end of year	$468	$582	$494

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income	$2,203	$10,474	$12,163

Denominator:
Weighted average common shares used in basic computation	34,249	33,964	32,723
Dilutive stock options	185	671	1,973
Dilutive warrants	1	3	17
Weighted average common shares used in diluted computation	34,435	34,638	34,713

Earnings per share:
Basic	$0.06	$0.31	$0.37
Diluted	$0.06	$0.30	$0.35

The following instruments were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Stock options	1,790	1,518	520
Warrants	371	1,158	1,170
Convertible debentures	—	1,281	2,661

3.            Business Combination

On April 3, 2009 (the “Closing”), we completed the acquisition of certain assets of Hamilton Signal, Inc., a privately-held developer of video processing algorithms enabling state and local governments to conduct real-time analysis on fixed and pan-tilt-zoom camera feeds. The total purchase consideration was approximately $518,000, for which we paid $300,000 in cash upon execution of the purchase agreement, and for which, pursuant to the purchase agreement, we paid an additional $106,000 on the first anniversary of the Closing and are required to pay approximately $112,000 on the second anniversary of the Closing. Pursuant to the purchase agreement, the seller became an employee of Iteris and is eligible to receive compensation based on future net sales of certain products during the three-year period ending March 31, 2012, subject to continued employment and other limitations.

We have accounted for this acquisition as a business combination. We estimated the fair value of the assets acquired to allocate the purchase price, which is summarized as follows (in thousands):

Developed technology	$501
Goodwill	17
$518

The purchased developed technology was determined to have an estimated useful life of five years. Our primary reasons for the acquisition were to expand our product portfolio in the traffic management market and to incorporate enhanced functionality into and complement our Roadway Sensors technologies.

Our consolidated financial statements for the fiscal year ended March 31, 2010 include the results of operations of Hamilton Signal commencing as of the Closing. Disclosures required for material business combinations have been limited due to the immateriality of the acquisition of Hamilton Signal to our consolidated financial statements. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

4.            Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

Prior to October 16, 2008, we had a credit facility with a bank that provided for line of credit borrowings of up to $10.0 million. Under this credit facility, we could borrow against our eligible accounts receivable and eligible inventory, as defined in the credit agreement. Interest on borrowed amounts under the line of credit was payable monthly at the current stated prime rate plus 1.00%. Additionally, we were obligated to pay an unused line fee of 0.25% per annum applied to the amount by which the maximum credit amount exceeded the average daily principal balance during the preceding month. The credit facility required $2,000 in monthly collateral management fees and included an early termination fee equal to 2% of the total facility during the first year of the agreement and 1% of the total facility in the second year of the agreement. This credit facility was secured by substantially all of our assets and expired on October 15, 2008.

Effective October 16, 2008, we entered into a new $19.5 million credit facility with a different bank, which replaced the credit facility discussed above. This new credit facility provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2010, no amounts were borrowed under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

Long-Term Debt

Our long-term debt consists of the following:

	March 31,
	2010	2009
	(In thousands)
Bank term note	$5,293	$6,543
Convertible debentures, net	—	750
	5,293	7,293
Less current portion	(2,324)	(2,019)
	$2,969	$5,274

Convertible Debentures, Net. In May 2004, we sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million. In connection with the issuance of the debentures, we issued warrants to purchase an aggregate of 639,847 shares of our common stock, the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and has been amortized to interest expense over the term of the convertible debentures.

The debentures were due in full on May 19, 2009, provided for 6.0% annual interest, payable quarterly, and were convertible into our common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008 until the maturity date, we were permitted to redeem the debentures at 110% of the principal amount. During the period that the debentures were outstanding, $250,000 of debentures had been converted into 69,252 shares of our common stock.

During the fiscal year ended March 31, 2008, at the holders’ request, we paid $1.8 million in cash to retire $2.1 million of convertible debentures early, for which we recorded a net gain of $224,000. During the fiscal year ended March 31, 2009, we early-retired an additional $7.0 million of outstanding convertible debentures, also at the holders’ request, for a net gain of approximately $50,000. For this retirement we used $300,000 of our cash and financed $6.5 million under our bank term note, which is described below under the caption “Bank Term Notes.” The net gains above were recorded within “other income, net” for their respective fiscal years within the accompanying consolidated statements of income.

In May 2009, we retired the remaining $750,000 of convertible debentures. The retirement was financed under our bank term note.

Bank Term Notes. In October 2004, we entered into a $5.0 million term note payable with a bank. The note was due on May 27, 2008, and provided for monthly principal payments of approximately $104,000.  The final payment against this term note was made in June 2008.

Effective October 16, 2008, we entered into a new $19.5 million credit facility with a different bank, as described above.  Under this credit facility, we may borrow up to $7.5 million in the form of a 48-month term note. As of March 31, 2010, we had outstanding borrowings of approximately $5.3 million under the term note. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of March 31, 2010, an additional $500,000 was included in the current portion of the term note, representing the amount we estimate will be due on November 1, 2010. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

Scheduled aggregate maturities of long-term debt principal as of March 31, 2010 were as follows:

Year Ending March 31:
(In thousands)
2011	$2,324
2012	2,324
2013	645
$5,293

5.            Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
United States	$3,177	$4,927	$6,119
Foreign	(79)	250	144
	$3,098	$5,177	$6,263

The reconciliation of our income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Income tax provision at statutory rates	$1,053	$1,761	$2,131
State income taxes net of federal benefit	183	57	(675)
Change in valuation allowance associated with federal deferred tax assets	—	(6,915)	(7,558)
Compensation charges	(12)	(4)	194
Unrecognized tax benefits	(362)	(290)	(133)
Other	33	94	141
Provision (benefit) for income taxes	$895	$(5,297)	$(5,900)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Net operating losses	$13,273	$13,942
Credit carry forwards	272	247
Deferred compensation and payroll	691	1,035
Bad debt allowance and other reserves	796	672
Property and equipment	42	—
Other, net	167	295
Total deferred tax assets	15,241	16,191
Deferred tax liabilities:
Property and equipment	—	(104)
Acquired intangibles	(509)	(341)
Total deferred tax liabilities	(509)	(445)
Net deferred tax assets	$14,732	$15,746

The components of current and deferred federal and state income tax provisions and (benefits) are as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Current income tax provision (benefit):
Federal	$(234)	$(200)	$94
State	126	223	40
Foreign	(11)	78	40
Deferred income tax provision (benefit):
Federal	862	(5,261)	(5,011)
State	152	(137)	(1,063)
Net income tax provision (benefit)	$895	$(5,297)	$(5,900)

At March 31, 2010, we had approximately $260,000 in federal alternative minimum tax credit carryforwards and $30,000 in state alternative minimum tax credit carryforwards that can be carried forward indefinitely. We had $38.5 million of federal net operating loss carryforwards at March 31, 2010 that begin to expire in 2019. We also had $18.5 million of state net operating loss carryforwards at March 31, 2010, of which, $10.2 million are scheduled to expire in 2013, $7.9 million are scheduled to expire in 2014 and $400,000 are scheduled to expire in 2016.

In May 2004, we acquired a greater than 80% ownership interest in a former subsidiary and, from that date forward our income taxes are provided on a consolidated basis for federal income tax purposes. Due to changes in stock ownership, our federal net operating loss carryforwards of approximately $38.5 million and other federal attributes are subject to a Section 382 annual limitation.

Our deferred tax assets at March 31, 2010 do not include $2.4 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders’ equity will be adjusted.

At March 31, 2010, we determined that it is more likely than not that our deferred tax assets will be realized. In making such determination, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

Unremitted earnings of our foreign subsidiary have been included in the consolidated financial statements without giving effect to the U.S. taxes that may be payable on distribution to the U.S. because it is not anticipated that such earnings will be remitted to the U.S. If remitted, the additional U.S. taxes would not be material.

Unrecognized Tax Benefits

As of April 1, 2007, we recognized the cumulative impact of our adoption of new accounting guidance for uncertainty in income taxes as a $224,000 increase to our liability for unrecognized tax benefits with a corresponding increase to our accumulated deficit. As of March 31, 2010 and 2009, our gross unrecognized tax benefits were $2.1 million and $2.5 million, respectively, of which $1.7 million and $2.0 million, respectively, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2010 and 2009, we had accrued cumulatively $40,000 and $39,000, respectively, for the payment of potential interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Increases in tax positions for prior year	1,160
Decreases in tax positions for prior year	(147)
Increases in tax positions for current year	327
Lapse in statute of limitations	(136)
Gross unrecognized tax benefits at March 31, 2008	2,788
Increases in tax positions for prior year	155
Decreases in tax positions for prior year	(36)
Increases in tax positions for current year	22
Lapse in statute of limitations	(404)
Gross unrecognized tax benefits at March 31, 2009	2,525
Increases in tax positions for prior year	93
Decreases in tax positions for current year	(51)
Lapse in statute of limitations	(414)
Gross unrecognized tax benefits at March 31, 2010	$2,153

We anticipate a decrease in gross unrecognized tax benefits of approximately $330,000 within the next twelve months based on federal and state statute expirations in various jurisdictions.

We are subject to taxation in the U.S. and various states. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2007 or later, and state and local income tax examination for fiscal tax years ended March 31, 2006 or later.

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

Operating Leases

In May 2007, we entered into an agreement to lease 52,000 square feet of office space in Santa Ana, California for a term of 88 months. In September 2007, we relocated our headquarters and principal operations into this space. The monthly lease rate was $102,000 during the first year of the lease and increases each year thereafter, up to a maximum of $120,000 during the last year of the lease. The lease may be extended for a period of five years, at our option, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement date of the extension period. Additionally, the lease agreement provided for $1.8 million in incentives in the form of tenant improvement allowances, which we recorded as deferred rent and capitalized leasehold improvements in our consolidated balance sheet. The deferred rent amount reduces monthly rent expense over the term of the lease, and the capitalized leasehold improvements amount are being depreciated over the initial term of the lease (the estimated useful life of the related leasehold improvements).

We have lease commitments for facilities in various locations throughout the U.S. as well as certain other equipment. Future minimum rental payments under these noncancelable operating leases at March 31, 2010 were as follows:

Year Ending March 31:
(In thousands)
2011	$1,837
2012	1,529
2013	1,418
2014	1,416
2015	1,064
$7,264

Rent expense totaled $1.9 million, $1.8 million and $2.1 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

We previously recorded on our consolidated balance sheet a deferred gain related to the May 2002 sale and leaseback of our prior headquarters in Anaheim, California. The deferred gain was amortized over the term of the underlying lease, which terminated in September 2007. For the fiscal year ended March 31, 2008, we recorded a realized gain of $165,000 pertaining to this deferred gain which was recorded as a reduction to rent expense.

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain related ancillary services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris for $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of March 31, 2010, the entire $274,000 principal balance was outstanding and payable to Iteris and remains fully reserved.

Inventory Purchase Commitments

At March 31, 2010, we had firm commitments to purchase approximately $1.2 million of inventory, primarily during the first and second quarters of our fiscal year ending March 31, 2011.

Deferred Compensation Plan

In 1986, we adopted the Executive Deferral Plan (the “1986 Plan”) under which certain executives were able to defer a portion of their annual compensation into the 1986 Plan. All deferred amounts earned interest, generally with no guaranteed rate of return.  During the fiscal year ended March 31, 2003, we adopted the Deferred Compensation Plan, and all assets of the 1986 Plan were transferred into the Deferred Compensation Plan (the “Plan”). No compensation withholdings were deferred under the 1986 Plan or the Plan in the fiscal years ended March 31, 2010, 2009 and 2008.

Shares of our common stock that were held in the Plan were recorded as a liability in our consolidated balance sheets based on the quoted market price of our common stock at the close of each reporting period. Changes in the value of our common stock between reporting periods have been presented within operating expenses in the accompanying consolidated statements of income. As a result of such changes in the value of Iteris common stock, we recorded expenses of $72,000 and $21,000 in the fiscal years ended March 31, 2009 and 2008, respectively. During the fiscal year ended March 31, 2009, we distributed from the plan to its owner, approximately 143,000 shares with a total fair market value at the distribution date of approximately $427,000. As of March 31, 2009, the Plan held 23,844 shares of our common stock. In December 2009, we distributed these remaining shares to their respective owners, which effectively terminated the Plan, along with the corresponding trust in which the assets were held. As of March 31, 2010, the original $31,000 cost basis of the 23,844 shares, which was previously recorded as a contra-equity account, along with the corresponding liability, were no longer recorded on our consolidated balance sheet.

7.             Fair Value Measurements

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or prices quoted in inactive markets; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At March 31, 2010, there were outstanding warrants to purchase shares of our common stock that were classified as a liability with an estimated fair value of $27,000 (see Note 8). These warrants were valued using Level 3 inputs because there are unobservable inputs associated with them. The following table reconciles the liability for these warrants measured at fair value on a recurring basis using Level 3 inputs for the fiscal year ended March 31, 2010 (in thousands):

Balance at April 1, 2009	$—
Cumulative effect of accounting change (Note 8)	47
Gain on change in fair value included in net income	(20)
Balance at March 31, 2010	$27

This liability is included within accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2010.

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

8.            Stockholders’ Equity

Preferred Stock

Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. As of March 31, 2010 and 2009, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

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

Common Stock Warrants

The following table summarizes information regarding outstanding warrants to purchase our common stock as of March 31, 2010:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Contractual Life
	(In thousands)	(Years)
$1.42	15	3.4
$3.25	246	0.9
$5.00	75	0.3
	336	0.9

All of the outstanding warrants were exercisable at March 31, 2010. Upon the exercise of warrants, we issue new shares of common stock from our authorized shares. Warrants to purchase an aggregate of 246,260 shares of common stock at an exercise price of $3.25 per share are callable by us, for a purchase price of $0.01 per share, if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than two times the exercise price of the warrants. Warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $5.00 per share are callable by us, for an aggregate purchase price of $1.00, if the market price of our common stock trades for 20 consecutive days at a price equal to or greater than one and a half times the exercise price of the warrants. In connection with the issuance of warrants to purchase an aggregate of 246,250 shares of our common stock in September 2006, we are party to a registration rights agreement that contains provisions under which we could be subjected to liquidated damages should we fail to maintain effective registration statements for the shares of common stock issuable upon exercise of the warrants. As of March 31, 2010, no liquidated damages were payable under the provisions of the registration rights agreement associated with these warrants.

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

In connection with our adoption of certain provisions of accounting for derivatives, which became effective for us on April 1, 2009, we determined that certain outstanding warrants to purchase shares of our common stock contain provisions that provide for a possible future adjustment to either the exercise price and/or number of shares to be issued upon exercise. As such, beginning April 1, 2009, we began recognizing these warrants as liabilities at their respective estimated fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $47,000 was recognized as an adjustment to the opening balance of accumulated deficit at April 1, 2009. The amounts recognized in the consolidated balance sheet as a result of our adoption on April 1, 2009 were determined based on the amounts that would have been recognized if this accounting treatment had been applied from the issuance date of the warrants. At March 31, 2010, the estimated fair value of the warrants was $27,000. The change in the estimated fair value of the warrants for the fiscal year ended March 31, 2010 is included in “other income, net” in the accompanying consolidated statement of income. These warrants are scheduled to expire in February 2011. We estimate the fair value of these warrants using the BSM option-pricing formula.

Common Stock

The following summarizes common stock reserved for future issuance at March 31, 2010:

(In thousands)
Shares issuable under stock options plans (Note 9)	4,100
Shares issuable under the exercise of warrants	336
4,436

9.            Employee Benefit Plans

Stock Option Plans

In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. As of March 31, 2010, options to purchase approximately 768,000 shares of common stock were outstanding under the 2007 Plan.

Our 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan remain outstanding pursuant to the terms of such stock options. As of March 31, 2010, options to purchase approximately 1.1 million shares of our common stock were outstanding under the 1997 Plan. No further options may be granted under the 1997 Plan.

In connection with our merger with the Iteris Subsidiary in 2004, we assumed the 1998 Stock Incentive Plan (the “1998 Plan”) of the Iteris Subsidiary and all outstanding options granted thereunder. As of March 31, 2010, options to purchase approximately 1.3 million shares of our common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.

A summary of activity in the Plans for the fiscal year ended March 31, 2010 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weigthed Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2009	3,314	$1.92
Granted	393	1.43
Exercised	(113)	1.26
Forfeited	(47)	2.30
Expired	(329)	3.01
Options outstanding at March 31, 2010	3,218	$1.77	4.0	$550
Options exercisable at March 31, 2010	2,581	$1.76	2.9	$518
Vested and expected to vest at March 31, 2010	3,106	$1.77	3.8	$543
Options exercisable at March 31, 2010 pursuant to a change-in-control	3,218	$1.77	4.0	$550

In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. At March 31, 2010, there were approximately 882,000 shares of common stock available for grant under this plan.

Stock-Based Compensation

The following table presents stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Cost of net sales	$9	$9	$3
Cost of contract revenues	39	38	14
Selling, general and administrative expense	300	297	266
Research and development expense	27	20	7
	$375	$364	$290

At March 31, 2010, there was approximately $848,000 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 3.2 years. If there are any modifications or cancellations of the underlying unvested stock options, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we issue additional stock options or other stock-based awards.

The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2010	2009	2008

Expected life - years	7.0	7.0	7.0
Risk-free interest rate	3.2%	3.3%	3.8%
Expected volatility of common stock	74%	75%	80%
Dividend yield	—%	—%	—%

A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.01	$1.50	$1.83
Intrinsic value of options exercised	28	771	2,555

Employee Incentive Programs

Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made during the years ended March 31, 2010, 2009 and 2008.

In May 1990, we adopted a 401(k) Plan as an amendment and replacement of the former Associate Stock Purchase Plan that was an additional feature of the Profit Sharing Plan. Under the 401(k) Plan, eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. Under the provisions of the 401(k) Plan, associates have various investment choices, one of which is the purchase of Iteris common stock at market price. We match up to 90% of contributions, based on years of service, up to a stated limit. Beginning July 1, 2009, we temporarily suspended our matching contributions to the 401(k) Plan. Our matching contributions were approximately $220,000, $753,000 and $401,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Beginning in April 2010, we reinstituted certain limited matching contributions to the 401(k) Plan.

10.          Business Segments, Significant Customer and Geographic Information

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

Selected financial information for our reportable segments for the fiscal years ended March 31, 2010, 2009 and 2008 is as follows:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Year Ended March 31, 2010
Product revenue	$25,341	$5,624	$—	$30,965
Service and other revenue	—	685	26,413	27,098
Stock-based compensation	37	30	61	128
Depreciation and amortization	234	83	221	538
Allocated goodwill	8,214	4,671	14,906	27,791
Segment income (loss)	3,158	(894)	1,445	3,709

Year Ended March 31, 2009
Product revenue	$27,197	$9,913	$—	$37,110
Service and other revenue	—	1,317	30,932	32,249
Stock-based compensation	30	48	50	128
Depreciation and amortization	198	137	249	584
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	3,415	569	2,216	6,200

Year Ended March 31, 2008
Product revenue	$28,452	$10,016	$—	$38,468
Service and other revenue	—	1,858	24,837	26,695
Stock-based compensation	18	45	27	90
Depreciation and amortization	107	130	147	384
Allocated goodwill	8,197	4,671	14,906	27,774
Segment income	5,062	552	2,094	7,708

The following reconciles segment income to consolidated income before income taxes:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Segment income:
Total income from reportable segments	$3,709	$6,200	$7,708
Unallocated amounts:
Corporate and other expenses	(232)	(346)	(266)
Amortization of intangible assets	(159)	(147)	(147)
Other income, net	44	116	252
Interest expense, net	(264)	(646)	(1,284)
Income before income taxes	$3,098	$5,177	$6,263

Significant Customer and Geographic Information

No single customer accounted for more than 10% of our total net sales and contract revenues for each of the fiscal years ended March 31, 2010, 2009 and 2008.

No individual customer or government agency had a receivable balance at March 31, 2010 or 2009 greater than 10% of our total trade accounts receivable balances as of March 31, 2010 and 2009, respectively.

Our total net sales and contract revenues derived from either shipments to, or contract, service and other revenues from external customers located outside the U.S. approximated 8%, 15% and 12% for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Substantially all of our long-lived assets are held in the U.S.

11.          Quarterly Financial Data (Unaudited)

	Total Net Sales and Contract Revenues	Gross Profit	Net Income	Basic Earnings per Share		Diluted Earnings per Share
	(In thousands, except per share amounts)
Quarter Ended:
June 30, 2009	$14,634	$5,582	$144	$0.00		$0.00
September 30, 2009	14,865	6,570	543	0.02		0.02
December 31, 2009	13,577	5,535	709	0.02		0.02
March 31, 2010	14,987	6,472	807	0.02		0.02
	$58,063	$24,159	$2,203	$0.06	*	$0.06	*

June 30, 2008	$17,442	$7,752	$666	$0.02		$0.02
September 30, 2008	19,066	7,875	1,067	0.03		0.03
December 31, 2008	16,462	6,504	741	0.02		0.02
March 31, 2009	16,389	5,788	8,000	0.23		0.23
	$69,359	$27,919	$10,474	$0.31	*	$0.30	*

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

4.2

Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto

Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3*	1997 Stock Incentive Plan (the “1997 Plan”) as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7*	Form of Addendum to Stock Option Agreement for 1997 Plan—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.13*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000) (“1998 Plan”)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.14*

Form of Notice of Grant for 1998 Plan, including forms of Option Agreement and Stock Purchase Agreement for the following directors and executive officers: Gregory McKhann, James S. Miele and Abbas Mohaddes

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.15*	Form of Addendum to Stock Option Agreement for 1998 Plan	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.16*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.17*	Iteris, Inc. Deferred Compensation Savings Plan and Grantor Trust	Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.18+	Cooperative Agreement for Development, Manufacture, Marketing and Sale of Products to the Class 1 and Class 2 Vehicle Markets Incorporating Iteris’ LDWS Technology (Valeo Schalter and Sensoren GmbH)	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004

10.19

Warrant Exercise Agreement dated September 27, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.20

Registration Rights Agreement dated September 28, 2006 by and among the registrant and Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P.

Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.21+	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.22*	Offer letter effective February 28, 2007 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 6, 2007

10.23	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.24	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.25*	2007 Omnibus Incentive Plan and forms of agreements	Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on August 10, 2007

10.26	Debenture Redemption Agreement, dated February 11, 2008, by and among Potomac Capital Partners, LP, Potomac Capital International Ltd. and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 15, 2008

10.27	Debenture Redemption Agreement, dated February 27, 2008, by and between Gruber & McBaine International and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.28	Debenture Redemption Agreement, dated February 27, 2008, by and between Lagunitas Partners, LP and Iteris, Inc.	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.29	Debenture Redemption Agreement, dated February 27, 2008, by and between Jon D. and Linda W. Gruber Trust and Iteris, Inc.	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 29, 2008

10.30*	Change in Control Agreement dated June 11, 2008 by and between James S. Miele and Iteris, Inc.	Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 12, 2008

10.31	Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.32	Debenture Redemption Agreement, dated October 17, 2008, by and between the registrant and certain affiliates of Bryant R. Riley	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.33	Debenture Redemption Agreement, dated October 27, 2008, by and between the registrant and each of Lloyd I. Miller, III, Lloyd I. Miller Trust A-4, Milfam I, L.P. and Milfam II, L.P.	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.34	Debenture Redemption Agreement, dated January 9, 2009, by and between the registrant and each of Irvin Kessler and Provident Premier Master Fund Ltd.	Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.35	Separation Agreement and Release of All Claims, dated May 20, 2009, by and between Francis Memole and the registrant	Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 as filed with the SEC on June 12, 2009

10.36	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 11, 2009

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

* Indicates a management contract or compensatory plan or arrangement

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.