Form 10-Q
period 2010-06-30
ITERIS, INC.
filed 2010-07-28
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 23, 2010, there were 34,331,756 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2010

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe GmbH.

AutoVue®, Iteris®, Vantage®, VantageView™, VersiCam™, SafetyDirect™ and Abacus™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30,	March 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$11,676	$10,405
Trade accounts receivable	11,599	11,311
Costs in excess of billings on uncompleted contracts	4,176	3,871
Inventories	3,043	2,727
Deferred income taxes	4,526	4,993
Prepaid expenses and other current assets	686	623
Total current assets	35,706	33,930
Property and equipment, net	2,407	2,550
Deferred income taxes	9,739	9,739
Intangible assets, net	416	452
Goodwill	27,791	27,791
Other assets	215	200
Total assets	$76,274	$74,662

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,285	$2,492
Accrued payroll and related expenses	3,173	2,709
Accrued liabilities	1,758	1,748
Billings in excess of costs and estimated earnings on uncompleted contracts	2,190	2,105
Current portion of long-term debt	2,324	2,324
Total current liabilities	12,730	11,378
Deferred rent	1,308	1,386
Unrecognized tax benefits	751	751
Other non-current liabilities	—	112
Long-term debt	2,512	2,969
Total liabilities	17,301	16,596
Commitments and contingencies
Stockholders’ equity:
Common stock $0.10 par value, 70,000 shares authorized, 34,332 and 34,318 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	3,433	3,432
Additional paid-in capital	137,612	137,503
Accumulated deficit	(82,072)	(82,869)
Total stockholders’ equity	58,973	58,066
Total liabilities and stockholders’ equity	$76,274	$74,662

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2010	2009
Net sales and contract revenues:
Net sales	$9,462	$6,933
Contract revenues	6,212	7,701
Total net sales and contract revenues	15,674	14,634
Costs of net sales and contract revenues:
Cost of net sales	4,520	3,843
Cost of contract revenues	4,137	5,209
Gross profit	7,017	5,582
Operating expenses:
Selling, general and administrative	4,641	4,253
Research and development	941	964
Amortization of intangible assets	36	44
Total operating expenses	5,618	5,261
Operating income	1,399	321
Non-operating income (expense):
Other income, net	1	19
Interest expense, net	(40)	(86)
Income before income taxes	1,360	254
Provision for income taxes	(563)	(110)
Net income	$797	$144

Earnings per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Weighted-average shares outstanding:
Basic	34,329	34,192
Diluted	34,692	34,386

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$797	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	467	—
Depreciation of property and equipment	244	256
Stock-based compensation	91	89
Amortization of intangible assets	36	44
Changes in operating assets and liabilities:
Accounts receivable	(288)	644
Net costs and estimated earnings in excess of billings	(220)	159
Inventories	(316)	503
Prepaid expenses and other assets	(78)	(128)
Accounts payable and accrued expenses	1,183	(1,690)
Net cash provided by operating activities	1,916	21

Cash flows from investing activities
Purchases of property and equipment	(101)	(42)
Cash paid for business combination	(106)	(300)
Net cash used in investing activities	(207)	(342)

Cash flows from financing activities
Borrowings on long-term debt	—	750
Payments on long-term debt	(457)	(889)
Proceeds from stock option exercises	19	72
Net cash used in financing activities	(438)	(67)
Effect of exchange rate changes on cash	—	34
Increase (decrease) in cash and cash equivalents	1,271	(354)
Cash and cash equivalents at beginning of period	10,405	6,372
Cash and cash equivalents at end of period	$11,676	$6,018

Supplemental disclosure of non-cash investing and financing activities:
Liabilities incurred for business combination	$—	$218

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (including our subsidiary, referred to collectively in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”)  is a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental imact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of June 30, 2010, the consolidated results of operations for the three months ended June 30, 2010 and 2009 and the consolidated cash flows for the three months ended June 30, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on May 21, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of debt and equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill.

Revenue Recognition

Net Sales

Product revenues and related costs of sales are recognized upon the transfer of title, which generally occurs upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling price.

We account for multiple-element arrangements that consist only of software and software-related services in accordance with industry-specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements and the only undelivered element is post-contract customer support or maintenance, and VSOE of the fair value of such support or maintenance does not exist, revenue from the entire arrangement is recognized ratably over the support period. When the fair value of a delivered element has not been established, but VSOE of fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying unaudited condensed consolidated statements of income and totaled $141,000 and $248,000 for the three months ended June 30, 2010 and 2009, respectively.

Contract Revenues

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

Foreign Currency

We have determined that the functional currency of our subsidiary in Europe is the United States (“U.S.”) dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Remeasurement gains and losses are reported in “other income, net” in the unaudited consolidated statements of income.

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

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. The fair value of line of credit agreements and long-term debt approximate carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities.

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

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying unaudited condensed consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included are amounts that become billable according to contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected within the next twelve months.

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying unaudited condensed consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves. The majority of the unearned amounts will be earned within the next twelve months.

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

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill. We determine the fair value of reporting units using the income approach with a reconciliation of the total reporting unit fair value to our total market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and an impairment charge is recorded for any excess carrying amount over fair value. We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2010, 2009 and 2008. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Various circumstances including, among others, certain adverse business conditions impacting one or more reporting units or a decline in our market capitalization for an extended period of time, would cause us to test goodwill for impairment on an interim basis.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited consolidated statements of income as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period in which they are incurred.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the period during which products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from net sales and contract revenues) in the unaudited condensed consolidated statements of income.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. We adopted the amendments prescribed by ASU 2009-13 for our fiscal year beginning April 1, 2010 and such adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends and modifies the scope of ASC 985-605, Software — Revenue Recognition, such that many sales transactions of tangible products that include software and other related transactions will fall outside its scope. We adopted the amendments prescribed by ASU 2009-14 for our fiscal year beginning April 1, 2010 and such adoption did not have a material impact on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2010	2010
	(In thousands)
Materials and supplies	$2,443	$2,292
Work in process	72	49
Finished goods	528	386
	$3,043	$2,727

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2010		March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$996	$(620)	$996	$(595)
Patents	317	(277)	317	(266)
Total	$1,313	$(897)	$1,313	$(861)

As of June 30, 2010, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2011	$110
2012	106
2013	100
2014	100
$416

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Balance at beginning of period	$468	$582
Additions charged to cost of sales	38	52
Warranty claims	(30)	(51)
Balance at end of period	$476	$583

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net Income	$797	$144

Denominator:
Weighted average common shares used in basic computation	34,329	34,192
Dilutive stock options	360	194
Dilutive warrants	3	—
Weighted average common shares used in diluted computation	34,692	34,386

Earnings per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

The following instruments were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2010	2009
	(Shares in thousands)

Stock options	860	2,583
Warrants	321	491

3.                                      Fair Value Measurements

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

At June 30, 2010, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis; generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2010 and 2009.

4.                                      Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2010, no amounts were outstanding under the revolving line of credit portion of the facility.

Long-Term Debt — Bank Term Note

Under our current credit facility, we may borrow up to $7.5 million in the form of a 48-month term note. As of June 30, 2010, we had outstanding borrowings of approximately $4.8 million under this term note. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of June 30, 2010 and March 31, 2010, an additional $500,000 was included in the current portion of the term note, representing the amount we estimate will be due on November 1, 2010. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

5.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Provision for income taxes	$563	$110
Effective tax rate	41.4%	43.3%

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

Related Party Transaction

In August 2009, MAXxess Systems, Inc. (“MAXxess) executed a promissory note payable to Iteris for $274,000 for amounts previously owed to us under a sublease agreement for which we had previously fully reserved. MAXxess is owned by an investor group that includes two of our directors. As of June 30, 2010, all accrued interest has been paid and the entire $274,000 principal balance was outstanding and payable to Iteris and remains fully reserved.

7.                                      Stockholders’ Equity

Stock-Based Compensation

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of income:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Cost of net sales	$2	$2
Cost of contract revenues	8	10
Selling, general and administrative expense	74	71
Research and development expense	7	6
	$91	$89

At June 30, 2010, there was approximately $727,000 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested stock options, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we issue additional stock options or other stock-based awards.

Stock Options

A summary of activity in our stock option plans for the three months ended June 30, 2010 is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
	(In thousands)
Options outstanding at March 31, 2010	3,218	$1.77
Exercised	(14)	1.39
Expired	(14)	1.80
Options outstanding at June 30, 2010	3,190	$1.77

At June 30, 2010, there were 885,000 shares of common stock available for grant under our 2007 Omnibus Incentive Plan.

Included in the options outstanding at June 30, 2010 are currently exercisable options to purchase 769,000 shares of our common stock with an exercise price per share of $1.19 that, if remaining unexercised, are scheduled to expire in September 2011.

Common Stock Warrants

At June 30, 2010, there were outstanding warrants  to purchase approximately 336,000 shares of our common stock with a weighted average exercise price per share of $3.56. All of the outstanding warrants were exercisable at June 30, 2010 and had a weighted average remaining contractual life of approximately 0.6 years.

In July 2010,  warrants to purchase 75,000 shares of our common stock at  an exercise price per share of $5.00 expired unexercised.

8.                                      Business Segment Information

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2010 and 2009:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended June 30, 2010
Product revenue	$7,693	$1,628	$—	$9,321
Service and other revenue	—	141	6,212	6,353
Stock-based compensation	9	7	14	30
Depreciation and amortization	56	21	51	128
Segment income (loss)	1,370	(182)	313	1,501

Three Months Ended June 30, 2009
Product revenue	$5,875	$810	$—	$6,685
Service and other revenue	—	248	7,701	7,949
Stock-based compensation	8	8	14	30
Depreciation and amortization	62	22	58	142
Segment income (loss)	362	(506)	534	390

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Segment Income:
Total income from reportable segments	$1,501	$390
Unallocated Amounts:
Corporate and other expenses	(66)	(25)
Amortization of intangible assets	(36)	(44)
Other income, net	1	19
Interest expense, net	(40)	(86)
Income before income taxes	$1,360	$254

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profits, capital needs, competition, development plans, and manufacturing capabilities, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

General. We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers in the United States (“U.S.”) and internationally.

Business Segments. We currently operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage, VersiCam and Pico vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications, as well as our Abacus family of products. The Vehicle Sensors segment includes our lane departure warning (“LDW”) products, including our AutoVue LDW system, and is comprised of all of our activities related to in-vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry.

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

•                  Pico, our compact video detection system, was developed primarily to address international video detection needs, and was designed for easy installation and configuration.

•                  Our Abacus products take advantage of the large number of extisting installed closed-circuit television video feeds monitoring roadways, signalized intersections, tunnels and bridges to allow for data collection and incident detection without the set-up and calibration required with other systems.

We believe that future growth domestically and internationally, particularly in developing countries, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of traditional in-pavement loop technology, to manage traffic.

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities: lane change, roadway departure and rear-end collision accidents. We developed the world’s first production LDW system and offer a proven system that is available as an original equipment manufacturer (“OEM”) and aftermarket option on heavy trucks worldwide and as an option in certain passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. We believe that as a result of the expected 2013 European Union (“EU”) mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, that we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. While we believe that this increased competition validates the long-term market opportunity for LDW systems in commercial vehicles, it could also adversely affect our future LDW sales and margins. We are currently working with our European OEM customer base to establish long-term supply agreements that extend to 2013 and beyond in order to meet the anticipated increase in demand; however, we cannot assure you that our efforts will be successful or that the increase in demand will occur. We have entered into an exclusive license of our LDW technology to our strategic partner, Valeo Schalter and Sensuren GmbH (“Valeo”), for the passenger car market. Recently, we and our partner have experienced a greater degree of competition in the passenger car market, as several passenger car OEMs have introduced vehicle platforms with competing LDW systems. However, Valeo continues to pursue opportunities in the passenger car market.

In addition to our LDW systems, our Vehicle Sensors portfolio includes radar-based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market, and our SafetyDirect product, a system that reports driver performance data captured by our LDW system, and has the ability to relay this data directly to fleet operators through integration with the truck’s existing fleet communications system. We offer the FCW and BSW features through the resale of Delphi’s radar-based systems, for which we are the exclusive North American dealer, while SafetyDirect was internally developed. These products, together with our LDW products, combine to create a suite of active safety driver assistance features focused on reducing the number of motor vehicle crashes and the severity of crash-related injuries.

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Historically, these services and systems have primarily been sold to local, state and national transportation agencies in the United States under a broad range of fixed price and cost plus fixed fee contracts; however, in the fiscal year ended March 31, 2010 (“fiscal 2010”), we began work on our first two overseas contract awards and plan to pursue additional international opportunities for our Transportation Systems segment.

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the passage of a new Federal Highway Bill, which Congress is currently working on. We anticipate continued delays in the enactment of such a new bill, and until such time as a bill becomes law, the allotment of transportation funds in federal, state and local budgets may be uncertain and we believe that prolonged uncertainty may adversely impact our net sales and contract revenues and our overall financial performance in future periods.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, which included the Abacus system, for an aggregate purchase price of approximately $518,000.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for fiscal 2010. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2010, except for our revenue recognition policy, which has been updated as follows:

Revenue Recognition. We record product revenues and related costs of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is reasonably assured. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling price.

We account for multiple-element arrangements that consist only of software and software-related services in accordance with industry-specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements and the only undelivered element is post-contract customer support or maintenance, and VSOE of the fair value of such support or maintenance does not exist, revenue from the entire arrangement is recognized ratably over the support period. When the fair value of a delivered element has not been established, but VSOE of fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

Results of Operations

The following table sets forth statement of income data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended
	June 30,
	2010	2009

Net sales and contract revenues:
Net sales	60.4%	47.4%
Contract revenues	39.6	52.6
Total net sales and contract revenues	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	28.8	26.3
Cost of contract revenues	26.4	35.6
Gross profit	44.8	38.1
Operating expenses:
Selling, general and administrative	29.6	29.1
Research and development	6.0	6.6
Amortization of intangible assets	0.2	0.3
Total operating expenses	35.8	36.0
Operating income	8.9	2.2
Non-operating income (expense):
Other income, net	0.0	0.1
Interest expense, net	(0.3)	(0.6)
Income before income taxes	8.7	1.7
Provision for income taxes	(3.6)	(0.8)
Net income	5.1%	1.0%

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

The following table presents details of our net sales and contract revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Roadway sensors	$7,693	$5,875	$1,818	30.9%
Vehicle sensors	1,769	1,058	711	67.2
Net sales	9,462	6,933	2,529	36.5
Contract revenues	6,212	7,701	(1,489)	(19.3)
Total net sales and contract revenues	$15,674	$14,634	$1,040	7.1

We have historically had a diverse customer base. For the three months ended June 30, 2010, no individual customer represented greater than 10% of our total net sales and contract revenues. In the corresponding period in the prior fiscal year, one individual customer accounted for approximately 12.1% of our total net sales and contract revenues.

Roadway Sensors

The increase in Roadway Sensors net sales for the three months ended June 30, 2010 as compared to the corresponding period in the prior year was driven by strong domestic sales volumes in both our direct and dealer markets. In the current period, we saw particular strength in certain of our newer product lines such as VersiCam and Abacus. In the prior year period, we experienced significantly lower sales primarily as a result of the downturn in the overall economy, which brought declines in commercial and residential construction, reductions and delays in spending on infrastructure projects and government budgetary pressures.

Vehicle Sensors

Vehicle Sensors net sales were primarily made up of sales of our LDW systems to the heavy truck market, which aggregated approximately $1.6 million and $810,000 for the three months ended June 30, 2010 and 2009, respectively. In the prior year quarter ended June 30, 2009, we experienced a significant slowdown in overall LDW unit shipments to each of our key markets, driven largely by the weakness in the U.S. and worldwide economy at that time. Comparatively, in the current quarter we saw stronger shipments, particularly to our foreign OEM customers in Europe and Japan, as well as our domestic truck fleet customers. We remain cautious in the outlook for the remainder of our current fiscal year. We anticipate that Vehicle Sensors unit sales in future periods could be adversely impacted by, among other factors, slower than expected adoption rates of our LDW system across each of our target markets and the continuing uncertainty in the global economic environment. Additionally, future unit sales of LDW systems and unit pricing could be adversely impacted as a result of increased competition in this market.

Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $141,000 and $248,000 for the three months ended June 30, 2010 and 2009, respectively. The decline in the current fiscal year continues to reflect decreases in contract engineering services provided to Valeo as the pertinent engineering development activities have generally reached maturity for the related vehicle platforms that currently incorporate our LDW system. Our LDW systems are currently offered as an option on four Infiniti models. While Valeo is promoting our LDW systems to other passenger car OEMs, we cannot assure you that Valeo will be successful in these efforts.

Contract Revenues

Contract revenues are primarily dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation. For the three months ended June 30, 2010, our contract revenues decreased compared to the corresponding period in the prior year due primarily to delays or reductions in funding for certain of our projects. Likewise, in the prior year period, we experienced higher revenues from several large contracts which contained higher than usual amounts of sub-consulting content. In the future, we plan to continue to pursue large contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Total gross profit	$7,017	$5,582	$1,435	25.7%
Total gross profit as a % of total net sales and contract revenues	44.8%	38.1%
Gross profit as a % of net sales	52.2%	44.6%
Gross profit as a % of contract revenues	33.4%	32.4%

The increase in our total gross profit as a percent of total net sales and contract revenues for the three months ended June 30, 2010 as compared to the corresponding period in the prior year was primarily the result of our mix, whereby product net sales represents approximately 60% of our total net sales and contract revenues in the current period as compared to only 47% in the prior year period. Our product net sales generally carry higher margins than our contract revenues derived from our consulting services.

The increase in gross profit as a percent of net sales (“gross margin”) for the three months ended June 30, 2010 as compared to the corresponding period in the prior year was primarily a result of higher margins in Roadway Sensors during the current quarter, driven by our customer mix and lower costs for certain key materials. We generally enjoy higher gross margins on direct sales as compared to dealer and aftermarket sales. In Vehicle Sensors, we also saw significant improvement in our year over year gross margins as a result of higher sales levels in the current period which provided for improved overhead absorption. Additionally, in the prior year period, we recorded certain estimates for excess and obsolete inventory in our Vehicle Sensors segment, which adversely affected our gross margins in that period. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. The slight increase in gross profit as a percent of contract revenues for the three months ended June 30, 2010 compared to the corresponding period in the prior year was primarily due to a contract mix weighted more toward higher margin contracts in the current quarter. As discussed above, a higher portion of our contract revenues in the three months ended June 30, 2009 were made up of sub-consultant content, which generally carry lower margins. We expect the variability and related timing of sub-consulting content in our Transportation Systems contracts in future periods to continue to cause fluctuations in this segment’s gross margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,239	20.7%	$2,887	19.7%	$352	12.2%
Facilities, insurance and supplies	643	4.1	595	4.1	48	8.1
Professional and outside services	418	2.7	295	2.0	123	41.7
Travel and conferences	410	2.6	345	2.4	65	18.8
Other	(69)	-0.4	131	0.9	(200)	(152.7)
Selling, general and administrative	$4,641	29.6%	$4,253	29.1%	$388	9.1

The increase in selling, general and administrative expense for the three months ended June 30, 2010 compared to the corresponding period in the prior year was primarily due to higher selling and commission-related expenses for our Roadway Sensors and Vehicle Sensors segments, as total net sales for both segments collectively increased approximately 36% from the prior year quarter. We also saw a shift from cost of sales to sales and marketing of certain of our headcount expenses in our Transportation Systems segment in the current period commensurate with the overall decline in this segment’s revenues as discussed above and the reallocation of existing personnel. As compared to the prior year quarter, we also incurred additional consulting and outside services expenses in our Vehicle Sensors segment related to market research and certain other sales and marketing activities. Additionally, in the current quarter, we realized approximately $200,000 in net reversals of previously recorded bad debt expense (included in the “Other” category in the table above) as a result of collecting certain large accounts receivable balances. In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$620	4.0%	$683	4.7%	$(63)	(9.2)%
Facilities, development and supplies	274	1.7	236	1.6	38	16.1
Other	47	0.3	45	0.3	2	4.4
Research and development	$941	6.0%	$964	6.6%	$(23)	(2.4)

Our total research and development expenses in the three months ended June 30, 2010 were largely consistent with the corresponding period in the prior year. We currently expect our total research and development expenditures for the current fiscal year will be flat to slightly higher when compared to the prior fiscal year.

Interest Expense, Net.   Net interest expense of $40,000 for the three months ended June 30, 2010 was lower than the $86,000 for the three months ended June 30, 2009 primarily due to the overall lower level of borrowings in the current fiscal year, as we continue to make monthly principal payments on our term note. As a result, we anticipate our interest expense will continue to decline for the remainder of the fiscal year ending March 31, 2011. See Liquidity and Capital Resources below for additional details on our borrowings.

Income Taxes.  The following table presents our provision for income taxes for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Provision for income taxes	$563	$110	$453	412%
Effective tax rate	41.4%	43.3%

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

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, the ownership percentage of existing stockholders would likely be reduced.

At June 30, 2010, we had $23.0 million in working capital, which included no borrowings on our $12.0 million line of credit and $11.7 million in cash and cash equivalents. This compares to working capital of $22.6 million at March 31, 2010, which included no borrowings on our line of credit and $10.4 million in cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,916	$21
Investing activities	(207)	(342)
Financing activities	(438)	(67)

Operating Activities.  Cash provided by our operations for the three months ended June 30, 2010 was primarily the result of (i) our net income of $797,000 during the current period; (ii) $838,000 in non-cash items within the statement of income, primarily adjustments to our deferred tax assets of $467,000 and depreciation expense of $244,000; and (iii) $281,000 in cash resulting from changes in our operating assets and liabilities during the period. Cash provided by operating activities during the three months ended June 30, 2009 was primarily the result of our net income during that period of $144,000, along with $389,000 in non-cash items within the statement of income, primarily depreciation and stock-based compensation expense. These cash inflows were substantially offset by $512,000 in net cash used by changes in operating assets and liabilities during the period.

Investing Activities.  Cash used in our investing activities for the three months ended June 30, 2010 consisted of (i) $101,000 for purchases of property and equipment and (ii) $106,000 representing the first anniversary payment for  the acquisition of certain assets of Hamilton Signal. Cash used in investing activities for the three months ended June 30, 2009 consisted of purchases of property and equipment of $42,000 as well as $300,000 used for the acquisition of Hamilton Signal. In April 2011, we expect to make the final payment of $112,000 related to the Hamilton Signal acquisition.

Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2010 was the result of payments on our long-term debt of $457,000. These payments were partially offset during the period by $19,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock. During the three months ended June 30, 2009, cash used in financing activities was the result of net payments on our long-term debt of $139,000, partially offset by $72,000 in proceeds from the exercise of outstanding stock options to purchase shares of our common stock.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2010, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of June 30, 2010, we had outstanding borrowings of approximately $4.8 million under the term note included in our credit facility. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

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

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at June 30, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is limited to our line of credit and our bank term note. Our line of credit bears interest equal to the prevailing prime rate plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and has adversely impacted real estate development, all of which is adversely impacting our net sales and could impact our contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and in the prior fiscal year resulted in flat or declining Roadway Sensor and Vehicle Sensor net sales and also adversely impacted Transportation Systems contract revenues. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds is taking longer than originally anticipated, as well as a delay in the passage of a new Federal Highway Bill. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our sales are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. Government contracts represented approximately 45%, 45% and 38% of our total net sales and contract revenues for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill on October 31, 2009, as well as delays or reductions in stimulus funds and other state and local funding dedicated for transportation projects;

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

In Vehicle Sensors, we believe that as a result of the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. For example, a developer of LDW systems was acquired by a large multinational organization during our fiscal year ended March 31, 2009. This new competitor has recently increased its market share and could become more aggressive in pursuing market share in both the passenger car and heavy truck markets as a result of its greater access to resources and reputation in the market. Furthermore, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

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

The Transportation Systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in size, number, scope and breadth of the products and services they offer, and include large multi-national engineering firms and smaller local regional firms.

In all of our segments, many of our competitors have far greater name recognition and greater financial, technological, marketing, and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Recent consolidations of end users, distributors and manufacturers in our target markets have exacerbated this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

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

We depend upon Valeo to market our LDW technologies for the OEM passenger car market. We have granted Valeo the exclusive right to sell and manufacture our LDW system to the worldwide passenger car market in exchange for royalty payments for each LDW unit sold. As such, the future success and broad market acceptance of our technologies in the passenger car market will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies. To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one passenger car OEM product line. If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market, and our related revenues from contract engineering services and royalty revenues, could be adversely affected or not materialize as originally anticipated.

If we do not keep pace with rapid technological changes and evolving industry standards, we will not be able to remain competitive and there will be no demand for our products. Our markets are in general characterized by the following factors:

•                                          rapid technological advances;

•                                          downward price pressures in the marketplace as technologies mature;

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

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was subsequently signed into law. Included in the act is a provision that permanently exempts small public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal year ending March 31, 2011, we currently expect to be exempt from such requirement; however, to the extent we do not qualify as a Non-Accelerated Filer or Smaller Reporting Company in subsequent fiscal years, we will be subject to such auditor attestation requirement. In such an event, we may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

As compared to recent prior fiscal years, we experienced a decline in our net sales and contract revenues in our most recently completed fiscal year ended March 31, 2010. If we fail to manage this decline effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. We have expanded our overall business in the past few years; however, we experienced a reduction in our net sales and contract revenues in the fiscal year ended March 31, 2010. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and further declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any unexpected revenue declines successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  We have historically experienced volatility in our our earnings and cash flows from operations from year to year. Although we entered into a $19.5 million credit facility, effective October 2008, should we have an event of default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds. Should this occur, or if the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, or pursue acquisitions or to expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

We may be unable to maintain profitability on a quarterly or annual basis. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Our ability to maintain profitability in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

10b5-1 Plans

On July 27, 2010, two of our executive officers, James S. Miele and Greg McKhann, entered into stock selling plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Mr. Miele’s plan covers the sale over the next six months of up to an aggregate of 40,000 shares issuable upon exercise of a stock option held by him, which expires on September 26, 2011. Mr. Miele’s previous 10b5-1 plan which covered these option shares expired on July 15, 2010. Mr. McKhann has authorized the sale over the next six months of up to an aggregate of 71,632 shares of our common stock under his plan. The shares covered by the above-described 10b5-1 plans will be sold if the price per share of our common stock reaches the amounts designated in the applicable plan.

Employment Agreements

On July 27, 2010, we entered into a letter agreement as well as a change in control agreement with Abbas Mohaddes, our Chief Executive Officer. The letter agreement provides for salary continuation payments for 12 months following termination and payment of 50% of his target bonus for the applicable year, payable at the end of the 12 month salary continuation period, in the event that Mr. Mohaddes is terminated without cause (as defined in the letter agreement) within three years after the effective date of the agreement. If his employment is terminated as a result of death or disability, then no salary continuation or other severance payments will be made but the vesting of any options, restricted stock or other similar awards then held by him will be accelerated by one year. The letter agreement also provides that Mr. Mohaddes will be granted a restricted stock unit award covering 50,000 shares of our common stock, which award will vest over four years. The change in control agreement provides for a lump sum payment of one year’s base pay and 50% of his target bonus for the year in the event of an involuntary termination (as defined in the change in control agreement) of Mr. Mohaddes’ employment in connection with or within 12 months after a change in control, except that such payment will be reduced to 50% of the annual base pay and no bonus if the involuntary termination is due to his voluntary resignation which does not occur within the first six months after the change in control. Mr. Mohaddes will also be entitled to receive reimbursement for the cost of COBRA coverage for a period of up to one year following any involuntary termination of his employment.  The change in control agreement terminates on the fifth anniversary of the date of the agreement, unless earlier terminated in accordance therewith.  No amounts will be payable and no acceleration of the vesting of any options or equity based awards will occur under the letter agreement in the event of a termination of Mr. Mohaddes’ employment after a change in control; after a change in control, the change in control agreement will determine whether or not Mr. Mohaddes will be entitled to any payments or benefits, and the amount of any payments or benefits, in the event of the termination of his employment.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.5	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.6	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.7	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Letter Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Filed herewith

10.2	Change in Control Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Filed herewith

10.3	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2010	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.3	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.4	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.5	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.6	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.7	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Letter Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Filed herewith

10.2	Change in Control Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Filed herewith

10.3	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith