Form 10-Q
period 2010-09-30
ITERIS, INC.
filed 2010-11-01
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010, there were 34,331,756 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2010

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe GmbH.

AutoVue®, Iteris®, Vantage®, VantageView™, VersiCam™, SafetyDirect™ and Abacus™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	March 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$12,323	$10,405
Trade accounts receivable	11,083	11,311
Costs in excess of billings on uncompleted contracts	3,239	3,871
Inventories	3,221	2,727
Deferred income taxes	4,193	4,993
Prepaid expenses and other current assets	395	623
Total current assets	34,454	33,930
Property and equipment, net	2,315	2,550
Deferred income taxes	9,739	9,739
Intangible assets, net	379	452
Goodwill	27,791	27,791
Other assets	214	200
Total assets	$74,892	$74,662

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$2,982	$2,492
Accrued payroll and related expenses	2,897	2,709
Accrued liabilities	1,721	1,748
Billings in excess of costs and estimated earnings on uncompleted contracts	1,321	2,105
Current portion of long-term debt	2,324	2,324
Total current liabilities	11,245	11,378
Deferred rent	1,230	1,386
Unrecognized tax benefits	753	751
Other non-current liabilities	—	112
Long-term debt	2,054	2,969
Total liabilities	15,282	16,596
Commitments and contingencies
Stockholders’ equity:
Common stock. $0.10 par value, 70,000 shares authorized, 34,332 and 34,318 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	3,433	3,432
Additional paid-in capital	137,707	137,503
Accumulated deficit	(81,530)	(82,869)
Total stockholders’ equity	59,610	58,066
Total liabilities and stockholders’ equity	$74,892	$74,662

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales and contract revenues:
Net sales	$8,868	$8,462	$18,330	$15,395
Contract revenues	5,218	6,403	11,430	14,104
Total net sales and contract revenues	14,086	14,865	29,760	29,499
Costs of net sales and contract revenues:
Cost of net sales	4,543	4,412	9,063	8,255
Cost of contract revenues	3,242	3,883	7,379	9,092
Gross profit	6,301	6,570	13,318	12,152
Operating expenses:
Selling, general and administrative	4,271	4,527	8,912	8,780
Research and development	1,040	884	1,981	1,848
Amortization of intangible assets	37	42	73	86
Total operating expenses	5,348	5,453	10,966	10,714
Operating income	953	1,117	2,352	1,438
Non-operating income (expense):
Other income (expense), net	19	(2)	20	17
Interest expense, net	(42)	(71)	(82)	(157)
Income before income taxes	930	1,044	2,290	1,298
Provision for income taxes	(388)	(501)	(951)	(611)
Net income	$542	$543	$1,339	$687

Earnings per share:
Basic	$0.02	$0.02	$0.04	$0.02
Diluted	$0.02	$0.02	$0.04	$0.02
Weighted average shares outstanding:
Basic	34,332	34,254	34,331	34,223
Diluted	34,383	34,435	34,538	34,411

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$1,339	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	800	451
Depreciation of property and equipment	484	499
Stock-based compensation	186	187
Amortization of intangible assets	73	86
Changes in operating assets and liabilities:
Accounts receivable	228	1,908
Net costs and estimated earnings in excess of billings	(152)	119
Inventories	(494)	1,979
Prepaid expenses and other assets	214	(124)
Accounts payable and accrued expenses	491	(2,126)
Net cash provided by operating activities	3,169	3,666

Cash flows from investing activities
Purchases of property and equipment	(249)	(116)
Cash paid for business combination	(106)	(300)
Net cash used in investing activities	(355)	(416)

Cash flows from financing activities
Borrowings on long-term debt	—	750
Payments on long-term debt	(915)	(1,335)
Proceeds from stock option exercises	19	90
Net cash used in financing activities	(896)	(495)
Effect of exchange rate changes on cash	—	58
Increase in cash and cash equivalents	1,918	2,813
Cash and cash equivalents at beginning of period	10,405	6,372
Cash and cash equivalents at end of period	$12,323	$9,185

Supplemental disclosure of non-cash investing and financing activities:
Liabilities incurred for business combination	$—	$218

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (including our subsidiary, referred to collectively in these unaudited consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”)  is a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of September 30, 2010, the consolidated results of operations for the three and six months ended September 30, 2010 and 2009 and the consolidated cash flows for the six months ended September 30, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on May 21, 2010.

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

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

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

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying unaudited condensed consolidated statements of income and totaled $155,000 and $296,000 for the three and six months ended September 30, 2010, respectively, and $191,000 and $439,000 for the three and six months ended September 30, 2009, respectively.

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

Foreign Currency

We have determined that the functional currency of our subsidiary in Europe is the United States (“U.S.”) dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Remeasurement gains and losses are reported in “other income (expense), net” in the unaudited condensed consolidated statements of income.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions, and therefore have minimal credit risk.

Our accounts receivable are primarily derived from revenues earned from customers located throughout North America and Europe. We generally do not require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have generally been within management’s expectations.

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

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying unaudited condensed consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that become billable according to contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected within the next twelve months.

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying unaudited condensed consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves. The majority of the unearned amounts are expected to be earned within the next twelve months.

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

Due to the current economic environment, indicators emerged that led us to conclude that an impairment assessment of the carrying value of goodwill was necessary during the quarter ended September 30, 2010. Accordingly, we performed an interim test of impairment and, based on the results of this testing, concluded that no impairment existed as of September 30, 2010. We plan to perform our annual test for impairment during the fourth quarter of our current fiscal year ending March 31, 2011.

We also evaluate long-lived assets used in operations for impairment when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of assets is impaired, based on a comparison of undiscounted expected future cash flows to the carrying value of the related net assets.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon our weighted average cost of capital adjusted for risks associated with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited consolidated statements of income as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

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

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2010	2010
	(In thousands)
Materials and supplies	$2,589	$2,292
Work in process	7	49
Finished goods	625	386
	$3,221	$2,727

Intangible Assets

The following table presents details of our intangible assets:

	September 30, 2010		March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$996	$(645)	$996	$(595)
Patents	317	(289)	317	(266)
Total	$1,313	$(934)	$1,313	$(861)

As of September 30, 2010, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2011	$73
2012	106
2013	100
2014	100
$379

If we acquire additional intangible assets in future periods, our amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2010	2009
	(In thousands)
Balance at beginning of period	$467	$582
Additions charged to cost of sales	74	102
Warranty claims	(88)	(94)
Balance at end of period	$453	$590

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income	$542	$543	$1,339	$687

Denominator:
Weighted average common shares used in basic computation	34,332	34,254	34,331	34,223
Dilutive stock options	46	181	203	188
Dilutive restricted stock units	5	—	3	—
Dilutive warrants	—	—	1	—
Weighted average common shares used in diluted computation	34,383	34,435	34,538	34,411

Earnings per share:
Basic	$0.02	$0.02	$0.04	$0.02
Diluted	$0.02	$0.02	$0.04	$0.02

The following instruments were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Stock options	1,036	2,451	948	2,517
Warrants	261	336	291	414

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

At September 30, 2010, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis; generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and six months ended September 30, 2010 and 2009.

4.             Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In September 2010, we entered into a modification agreement with California Bank & Trust to extend the expiration date of our revolving line of credit to October 1, 2012. The terms under this agreement are substantially similar to those of our prior agreement, whereby we may borrow up to $12.0 million on our revolving line of credit. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under our credit facility (which includes our bank term note discussed below). We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2010, no amounts were outstanding under the revolving line of credit portion of the facility.

Long-Term Debt — Bank Term Note

As of September 30, 2010, we had outstanding borrowings of approximately $4.4 million under our 48-month term note with California Bank & Trust. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of September 30, 2010 and March 31, 2010, an additional $500,000 was included in the current portion of the term note within the accompanying unaudited condensed consolidated balance sheets, representing the amount we estimate will be due on November 1, 2010. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

5.             Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Provision for income taxes	$388	$501	$951	$611
Effective tax rate	41.7%	48.0%	41.5%	47.1%

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

6.             Commitments and Contingencies

Litigation and Other Contingencies

From time to time, we have been involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, is expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Related Party Transaction

In August 2009, MAXxess Systems, Inc. (“MAXxess”) executed a promissory note payable to Iteris for $274,000 for amounts previously owed to us under a sublease agreement for which we had previously fully reserved such amount. MAXxess is owned by an investor group that includes two of our directors. As of September 30, 2010, all accrued interest has been paid and the entire $274,000 principal balance was outstanding and payable to Iteris and remains fully reserved.

7.             Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At September 30, 2010, there were 641,000 shares of common stock available for grant under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2010 is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Shares	per Share
	(In thousands)
Options outstanding at March 31, 2010	3,218	$1.77
Granted	30	1.45
Exercised	(14)	1.39
Expired	(61)	11.32
Options outstanding at September 30, 2010	3,173	$1.58

Included in the options outstanding at September 30, 2010 are vested options to purchase 769,000 shares of our common stock with an exercise price per share of $1.19, which are scheduled to expire in September 2011 unless exercised prior to that date.

Restricted Stock Units

In August 2010, we granted 214,000 RSUs under the 2007 Plan to certain employees of Iteris, all of which were unvested and outstanding as of September 30, 2010. These RSUs are stock awards that entitle the holder to receive registered shares of our common stock upon vesting. The RSUs vest at the rate of 25% per year beginning in August 2011. The fair value per share of these RSUs was $1.48, calculated based on the closing market price of our common stock on the grant date.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of net sales	$3	$2	$5	$4
Cost of contract revenues	9	10	17	20
Selling, general and administrative expense	75	79	149	150
Research and development expense	8	7	15	13
	$95	$98	$186	$187

At September 30, 2010, there was approximately $1.0 million of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, or issue any additional RSUs or other stock-based awards.

The grant date fair value per share of stock options granted in the six months ended September 30, 2010 has been estimated using the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	2.1%
Expected volatility of common stock	58%
Dividend yield	—
Weighted-average grant date fair value per share	$0.86

8.             Common Stock Warrants

The following table summarizes information regarding outstanding warrants to purchase shares of our common stock as of September 30, 2010:

Exercise Price per Share	Warrants Outstanding	Remaining Contractual Life
	(In thousands)	(Years)
$1.42	15	2.9
3.25	246	0.4
	261

All of the outstanding warrants were exercisable at September 30, 2010.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2010 and 2009:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
		(In thousands)
Three Months Ended September 30, 2010
Product revenue	$7,248	$1,465	$—	$8,713
Service and other revenue	—	155	5,218	5,373
Stock-based compensation	12	4	17	33
Depreciation and amortization	57	21	47	125
Segment income (loss)	1,210	(324)	165	1,051

Three Months Ended September 30, 2009
Product revenue	$7,082	$1,189	$—	$8,271
Service and other revenue	—	191	6,403	6,594
Stock-based compensation	10	8	16	34
Depreciation and amortization	57	18	56	131
Segment income (loss)	1,182	(330)	390	1,242

Six Months Ended September 30, 2010
Product revenue	$14,941	$3,093	$—	$18,034
Service and other revenue	—	296	11,430	11,726
Stock-based compensation	21	11	31	63
Depreciation and amortization	113	42	98	253
Segment income (loss)	2,580	(506)	478	2,552

Six Months Ended September 30, 2009
Product revenue	$12,957	$1,999	$—	$14,956
Service and other revenue	—	439	14,104	14,543
Stock-based compensation	18	16	30	64
Depreciation and amortization	119	40	114	273
Segment income (loss)	1,544	(836)	924	1,632

The following table reconciles segment income to unaudited consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Segment income:
Total income from reportable segments	$1,051	$1,242	$2,552	$1,632
Unallocated amounts:
Corporate and other expenses	(61)	(83)	(127)	(108)
Amortization of intangible assets	(37)	(42)	(73)	(86)
Other income (expense), net	19	(2)	20	17
Interest expense, net	(42)	(71)	(82)	(157)
Income before income taxes	$930	$1,044	$2,290	$1,298

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•      Our Vantage video detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly.

•                  VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.

•                  Pico, our compact video detection system, was developed primarily to address international video detection needs, and was designed for easy installation and configuration.

•                  Our Abacus products take advantage of the large number of existing installed closed-circuit television video feeds monitoring roadways, signalized intersections, tunnels and bridges to allow for data collection and incident detection without the set-up and calibration generally required with other systems.

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

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the passage of a new Federal Highway Bill, which Congress is currently working on. We anticipate continued delays in the enactment of such a new bill, and until such time as a bill becomes law, the allotment of transportation funds in federal, state and local budgets may be uncertain. We believe that prolonged uncertainty has and may continue to adversely impact our net sales and contract revenues and our overall financial performance in future periods.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, which included the Abacus system, for an aggregate purchase price of approximately $518,000.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010 (“fiscal 2010”). There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2010, except for our revenue recognition policy, which has been updated as follows:

Revenue Recognition. We record product revenues and related costs of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is reasonably assured. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

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

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of income data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales and contract revenues:
Net sales	63.0%	56.9%	61.6%	52.2%
Contract revenues	37.0	43.1	38.4	47.8
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%

Costs of net sales and contract revenues:
Cost of net sales	32.3	29.7	30.5	28.0
Cost of contract revenues	23.0	26.1	24.8	30.8
Gross profit	44.7	44.2	44.8	41.2
Operating expenses:
Selling, general and administrative	30.3	30.5	29.9	29.8
Research and development	7.4	5.9	6.7	6.3
Amortization of intangible assets	0.3	0.3	0.2	0.3
Total operating expenses	38.0	36.7	36.8	36.3
Operating income	6.8	7.5	7.9	4.9
Non-operating income (expense):
Other income (expense), net	0.1	(0.0)	0.1	0.1
Interest expense, net	(0.3)	(0.5)	(0.3)	(0.5)
Income before income taxes	6.6	7.0	7.7	4.4
Provision for income taxes	(2.8)	(3.4)	(3.2)	(2.1)
Net income	3.8%	3.7%	4.5%	2.3%

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

The following tables present details of our net sales and contract revenues for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Roadway Sensors	$7,248	$7,082	$166	2.3%
Vehicle Sensors	1,620	1,380	240	17.4
Net sales	8,868	8,462	406	4.8
Contract revenues	5,218	6,403	(1,185)	(18.5)
Total net sales and contract revenues	$14,086	$14,865	$(779)	(5.2)

	Six Months Ended
	September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Roadway Sensors	$14,941	$12,957	$1,984	15.3%
Vehicle Sensors	3,389	2,438	951	39.0
Net sales	18,330	15,395	2,935	19.1
Contract revenues	11,430	14,104	(2,674)	(19.0)
Total net sales and contract revenues	$29,760	$29,499	$261	0.9

We have historically had a diverse customer base. For the six months ended September 30, 2010, no individual customer represented greater than 10% of our total net sales and contract revenues. In the corresponding period in the prior fiscal year, one individual customer accounted for approximately 10% of our total net sales and contract revenues.

Roadway Sensors

The increases in Roadway Sensors net sales for the three and six months ended September 30, 2010 as compared to the corresponding periods in the prior year were driven by higher domestic sales volumes from both our direct sales and dealer markets. In the current period, we also saw particular strength, both domestically and internationally, in certain of our newer product lines such as VersiCam and Abacus. In the prior year periods, particularly in the first quarter, we experienced significantly lower sales primarily as a result of the downturn in the overall economy, which brought declines in commercial and residential construction, reductions and delays in spending on infrastructure projects and government budgetary pressures.

Vehicle Sensors

Vehicle Sensors net sales were primarily made up of sales of our LDW systems to the heavy truck market, which aggregated approximately $1.5 million and $3.1 million for the three and six months ended September 30, 2010, respectively, compared to $1.2 million and $2.0 million for the three and six months ended September 30, 2009, respectively. In the prior year, we experienced a significant slowdown in overall LDW unit shipments to each of our key markets, driven largely by the weakness in the U.S. and worldwide economy at that time. Comparatively, in the current year periods, we have seen relatively higher unit sales, particularly to our foreign OEM heavy truck customers in Europe and Japan, as well as to our domestic truck fleet customers. We remain cautious in the outlook for the remainder of our current fiscal year. We anticipate that Vehicle Sensors unit sales in future periods could be adversely impacted by, among other factors, slower than expected adoption rates of our LDW system across each of our target markets and the continuing uncertainty in the global economic environment. Additionally, future unit sales of LDW systems and unit pricing could be adversely impacted as a result of increased competition in this market.

Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $155,000 and $296,000 for the three and six months ended September 30, 2010, respectively, compared to $191,000 and $439,000 for the three and six months ended September 30, 2009, respectively. The net overall decline in the current fiscal year continues to be the result of decreases in contract engineering services provided to Valeo as the pertinent engineering development activities have generally reached maturity for the related vehicle platforms that currently incorporate our LDW system. The decrease in contract engineering services is partially offset by an increase in our royalty revenues in the current fiscal year as compared to the prior fiscal year. Our LDW systems are currently offered as an option on four Infiniti models. While Valeo is promoting our LDW systems to other passenger car OEMs, we cannot assure you that Valeo will be successful in these efforts.

Contract Revenues

Contract revenues are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. For the three and six months ended September 30, 2010, the decrease in our contract revenues compared to the corresponding periods in the prior year are primarily the result of  the overall slowdown in the market, which has been aggravated by a general lengthening of the overall sales cycle, from the bid and proposal process, to the signing of a contract and commencement of work on a project, as well as delays on certain existing contracts. In the prior year periods, we experienced higher revenues from several large contracts which contained higher than usual amounts of sub-consulting content. In the future, we plan to continue to pursue large contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period.

Gross Profit.  The following tables present details of our gross profit for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,			%
	2010	2009	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$6,301	$6,570	$(269)	(4.1)%
Total gross profit as a % of total net sales and contract revenues	44.7%	44.2%
Gross profit as a % of net sales	48.8%	47.9%
Gross profit as a % of contract revenues	37.9%	39.4%

	Six Months Ended
	September 30,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Total gross profit	$13,318	$12,152	$1,166	9.6%
Total gross profit as a % of total net sales and contract revenues	44.8%	41.2%
Gross profit as a % of net sales	50.6%	46.4%
Gross profit as a % of contract revenues	35.4%	35.5%

Our total gross profit and total gross profit as a percent of total net sales and contract revenues increased for the six months ended September 30, 2010 as compared to the corresponding period in the prior year  primarily as a result of our product and service mix, whereby product net sales represented approximately 62% of our total net sales and contract revenues in the current period as compared to only 52% in the prior year period. Our product net sales generally carry higher margins than our contract revenues derived from our consulting services.

The increase in gross profit as a percent of net sales (“gross margin”) for the three and six months ended September 30, 2010 as compared to the corresponding periods in the prior year was primarily a result of higher overall net sales and margins in Roadway Sensors during the current year. Such higher margins were largely driven by our customer mix and lower costs for certain key materials. We generally enjoy higher gross margins on direct sales as compared to dealer and aftermarket sales. In Vehicle Sensors, we also saw significant improvement in our year over year gross margins as a result of overall higher sales levels in the current period which provided for improved overhead absorption. Additionally, in the prior year periods, we recorded certain estimates for excess and obsolete inventory in our Vehicle Sensors segment, which adversely affected our gross margins in that period. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. Gross profit as a percent of contract revenues for the three months ended September 30, 2010 was down approximately 150 basis points compared to the corresponding period in the prior year primarily due to both lower overall revenues in the current year period, as well as contract mix. In the current six month period, gross profit as a percent of contract revenues was relatively consistent between the current and prior year periods. We expect the variability and related timing of sub-consulting content in our Transportation Systems contracts in future periods to continue to cause fluctuations in this segment’s gross margins from period to period.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,995	21.3%	$3,020	20.3%	$(25)	(0.8)%
Facilities, insurance and supplies	572	4.1	677	4.6	(105)	(15.5)
Travel and conferences	335	2.4	351	2.4	(16)	(4.6)
Professional and outside services	308	2.2	294	2.0	14	4.8
Other	61	0.4	185	1.2	(124)	(67.0)
Selling, general and administrative	$4,271	30.3%	$4,527	30.5%	$(256)	(5.7)

	Six Months Ended		Six Months Ended
	September 30, 2010		September 30, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$6,234	20.9%	$5,907	20.0%	$327	5.5%
Facilities, insurance and supplies	1,215	4.1	1,272	4.3	(57)	(4.5)
Travel and conferences	745	2.5	696	2.4	49	7.0
Professional and outside services	726	2.4	589	2.0	137	23.3
Other	(8)	(0.0)	316	1.1	(324)	(102.5)
Selling, general and administrative	$8,912	29.9%	$8,780	29.8%	$132	1.5

During the three months ended September 30, 2010, selling, general and administrative expenses were slightly lower than the prior year period primarily due to current year cost savings on certain facility leases and related expenses, along with lower overall “Other” expenses as described below.

The overall increase in selling, general and administrative expense for the six months ended September 30, 2010 compared to the corresponding period in the prior year was primarily due to (i) higher selling and commission-related expenses for our Roadway Sensors and Vehicle Sensors segments, as total net sales for both segments collectively increased approximately 19% from the prior year period and (ii) additional consulting and outside services expenses, primarily in our Vehicle Sensors segment related to market research and certain other sales and marketing activities. We also saw a shift from cost of sales to sales and marketing of certain of our headcount expenses in our Transportation Systems segment in the current period commensurate with the overall decline in this segment’s revenues and the reallocation of existing personnel. Additionally, in the six months ended September 30, 2010, we realized approximately $250,000 in net reversals of previously recorded bad debt expense (included in the “Other” category in the table above) as a result of collecting certain large accounts receivable balances. In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable.

Research and Development Expense.  The following tables present research and development expense for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$596	4.2%	$661	4.4%	$(65)	(9.8)%
Facilities, development and supplies	407	2.9	195	1.3	212	108.7
Other	37	0.3	28	0.2	9	32.1
Research and development	$1,040	7.4%	$884	5.9%	$156	17.6

	Six Months Ended		Six Months Ended
	September 30, 2010		September 30, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,216	4.1%	$1,344	4.6%	$(128)	(9.5)%
Facilities, development and supplies	681	2.3	431	1.5	250	58.0
Other	84	0.3	73	0.2	11	15.1
Research and development	$1,981	6.7%	$1,848	6.3%	$133	7.2

Research and development expenses for the three and six months ended September 30, 2010 were higher than the corresponding periods in the prior year due primarily to additional development and related activities associated with our Vehicle Sensors segment. We currently expect our total research and development expenditures for the current fiscal year will be slightly higher when compared to the prior fiscal year.

Interest Expense, Net.   Net interest expense of $42,000 and $82,000 for the three and six months ended September 30, 2010, respectively, was lower than the $71,000 and $157,000 for the three and six months ended September 30, 2009, respectively, primarily due to the overall lower level of borrowings in the current fiscal year, as we continue to make monthly principal payments on our term note. As a result, we currently anticipate our interest expense will continue to decline for the remainder of the fiscal year ending March 31, 2011. See “Liquidity and Capital Resources” below for additional details on our borrowings.

Income Taxes.  The following tables present our provision for income taxes for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,			%
	2010	2009	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$388	$501	$(113)	(23)%
Effective tax rate	41.7%	48.0%

	Six Months Ended
	September 30,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Provision for income taxes	$951	$611	$340	56%
Effective tax rate	41.5%	47.1%

Our effective tax rates in the three and six months ended September 30, 2010 were slightly lower than those for the corresponding periods in the prior year due primarily to higher estimated projected pre-tax income in the current year compared to the prior year and the corresponding decreased impact that certain non-deductible expenses will have on taxable income. On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. Additionally, we have not recorded any valuation allowance against our deferred tax assets as of September 30, 2010 and March 31, 2010, respectively.

Goodwill Impairment Testing.  As discussed further in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.

Due to the current economic environment, we concluded that events had occurred and circumstances had changed that required us to perform an interim test of impairment of the carrying value of goodwill as of September 30, 2010. Our interim impairment analysis did not result in any impairment charges during the quarter ended September 30, 2010. However, future changes in economic conditions or actual financial results that vary from our expectations may cause the estimated fair values of one or more of our reporting units to fall below their respective carrying values, thus resulting in an impairment charge in a future period.

At September 30, 2010, the estimated fair values of our Roadway Sensors and Vehicle Sensors reporting units each significantly exceeded their respective carrying values. However, the estimated fair value of our Transportation Systems reporting unit at September 30, 2010 was only approximately 10% in excess of its carrying value. Accordingly, a modest decline in the estimated fair value of this reporting unit in the future could result in an impairment charge. Likewise, further decreases or delays in government spending could cause reduced cash flows in our Transportation Systems reporting unit, which would likely reduce the estimated fair value of the unit, resulting in the possibility of goodwill impairment. Furthermore, if our market capitalization were to decline by a substantial amount and remain at a lower level for a significant duration, the risk of impairment in one of more of our reporting units will increase.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders.

At September 30, 2010, we had $23.2 million in working capital, which included no borrowings on our $12.0 million line of credit and $12.3 million in cash and cash equivalents. This compares to working capital of $22.6 million at March 31, 2010, which included no borrowings on our line of credit and $10.4 million in cash and cash equivalents.

The following table summarizes our cash flows for the six months ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,
Net cash provided by (used in):	2010	2009
	(In thousands)
Operating activities	$3,169	$3,666
Investing activities	(355)	(416)
Financing activities	(896)	(495)

Operating Activities.  Cash provided by our operations for the six months ended September 30, 2010 was primarily the result of (i) our net income of $1.3 million during the current period; (ii) $1.5 million in non-cash items within the statement of income, primarily adjustments to our deferred tax assets of $800,000 and depreciation expense of $484,000; and (iii) $287,000 in cash resulting from changes in our operating assets and liabilities during the period. Cash provided by operating activities during the six months ended September 30, 2009 was primarily the result of (i) our net income during that period of $687,000; (ii) $1.2 million in non-cash items within the statement of income, primarily adjustments to our deferred tax assets and depreciation expense; and (iii) $1.8 million in cash resulting from changes in operating assets and liabilities during the period.

Our inventories increased approximately 18% from March 31, 2010 to September 30, 2010 primarily as we built up certain inventories on hand to meet anticipated increases in our product net sales, particularly Roadway Sensors. The increase in accounts payable by approximately 20% from March 31, 2010 to September 30, 2010 was generally commensurate with our increased inventory levels. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive from our customers, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence and potentially excess inventory levels.

Investing Activities.  Cash used in our investing activities during the six months ended September 30, 2010 consisted of (i) $249,000 for purchases of property and equipment and (ii) $106,000 representing the first anniversary payment for the acquisition of certain assets of Hamilton Signal. Cash used in investing activities for the six months ended September 30, 2009 consisted of purchases of property and equipment of $116,000, as well as $300,000 used for the Hamilton Signal acquisition in April 2009. In April 2011, we expect to make the final payment of $112,000 related to the Hamilton Signal acquisition.

Financing Activities.  Net cash used in financing activities during the six months ended September 30, 2010 was the result of payments on our long-term debt of $915,000. These payments were partially offset during the period by $19,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock. During the six months ended September 30, 2009, cash used in financing activities was the result of net payments on our long-term debt of $585,000, partially offset by $90,000 in proceeds from the exercise of outstanding stock options to purchase shares of our common stock.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (the “Bank”), which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). In September 2010, we entered into a modification agreement with the Bank to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2010, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of September 30, 2010, we had outstanding borrowings of approximately $4.4 million under the term note included in our credit facility. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

In connection with our credit facility and loan agreement with the Bank, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all such financial covenants, we cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at September 30, 2010.

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

Foreign Currency Risk

To date, a small portion of our net sales have been denominated in Euros. Gains or losses from foreign currency remeasurement are included in other income (expense), net in our consolidated financial statements and to date have not been significant. We do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We do not currently purchase derivative financial instruments to hedge foreign currency exchange risk, but may do so in the future.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and has adversely impacted real estate development, all of which has adversely impacted our net sales and could impact our contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and in the prior fiscal year resulted in flat or declining Roadway Sensor and Vehicle Sensor net sales and also adversely impacted Transportation Systems contract revenues. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds is taking longer than originally anticipated, as well as a delay in the passage of a new Federal Highway Bill. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

California state budgetary constraints may have a material adverse impact on us. The state of California has experienced, and is continuing to experience, a significant budget shortfall and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our Roadway Sensors and Transportation Systems segments. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, transportation projects has and may continue to have a negative impact on our net sales and contract revenues and our income.

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

In Vehicle Sensors, we believe that as a result of the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in a loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. For example, a developer of LDW systems was acquired by a large multinational organization during our fiscal year ended March 31, 2009. This new competitor has recently increased its market share and could become more aggressive in pursuing market share in both the passenger car and heavy truck markets as a result of its greater access to resources and reputation in the market. Furthermore, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Section 989G of the Act added Section 404(c) to the Sarbanes-Oxley Act of 2002, which permanently exempts small public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act. Likewise, in September 2010, the SEC issued a Final Rule, Internal Control Over Financial Reporting in Exchange Act Periodic Reports for Non-Accelerated Filers, to conform its rules and forms with the new Section 404(c). For our fiscal year ending March 31, 2011, we will be exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a Non-Accelerated Filer or Smaller Reporting Company in subsequent fiscal years, we will be subject to such auditor attestation requirement. In such an event, we may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  We have historically experienced volatility in our earnings and cash flows from operations from year to year. Although we have a $12.0 million revolving line of credit, should we have an event of default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds. Should this occur, or if the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, or pursue acquisitions or to expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

One of our directors, Joel Slutzky, has terminated his 10b5-1 trading plan, which covered an aggregate of 96,000 shares of common stock to be sold over a twelve month period beginning July 1, 2010, at a rate of 8,000 shares per month.  An aggregate of 32,000 shares of common stock were sold under the trading plan prior to its termination.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2010

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2010	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3	Bylaws of registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant dated September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on June 21, 2007

3.7	Certificate of Amendment to Bylaws of registrant dated December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., including exhibits thereto	Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2010

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith