Form 10-Q
period 2010-12-31
ITERIS, INC.
filed 2011-02-14
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 4, 2011, there were 34,337,756 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2010

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary, Iteris Europe GmbH.

AutoVue®, Iteris®, Vantage®, VantageView™, VersiCam™, SafetyDirect™ and Abacus™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	March 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$12,462	$10,405
Trade accounts receivable	10,194	11,311
Costs in excess of billings on uncompleted contracts	3,588	3,871
Inventories	3,473	2,727
Deferred income taxes	4,870	4,993
Prepaid expenses and other current assets	504	623
Total current assets	35,091	33,930
Property and equipment, net	2,110	2,550
Deferred income taxes	9,739	9,739
Intangible assets, net	343	452
Goodwill	19,821	27,791
Other assets	204	200
Total assets	$67,308	$74,662

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,375	$2,492
Accrued payroll and related expenses	2,618	2,709
Accrued liabilities	1,782	1,748
Billings in excess of costs and estimated earnings on uncompleted contracts	1,702	2,105
Current portion of long-term debt	2,324	2,324
Total current liabilities	11,801	11,378
Deferred rent	1,142	1,386
Unrecognized tax benefits	585	751
Other non-current liabilities	—	112
Long-term debt	1,097	2,969
Total liabilities	14,625	16,596
Commitments and contingencies
Stockholders’ equity:
Common stock. $0.10 par value, 70,000 shares authorized, 34,332 and 34,318 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	3,433	3,432
Additional paid-in capital	137,807	137,503
Accumulated deficit	(88,557)	(82,869)
Total stockholders’ equity	52,683	58,066
Total liabilities and stockholders’ equity	$67,308	$74,662

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales and contract revenues:
Net sales	$8,608	$7,401	$26,938	$22,796
Contract revenues	5,424	6,176	16,854	20,280
Total net sales and contract revenues	14,032	13,577	43,792	43,076
Costs of net sales and contract revenues:
Cost of net sales	4,352	3,844	13,415	12,099
Cost of contract revenues	3,929	4,198	11,308	13,290
Gross profit	5,751	5,535	19,069	17,687
Operating expenses:
Selling, general and administrative	4,603	3,915	13,515	12,695
Research and development	882	890	2,863	2,738
Impairment of goodwill	7,970	—	7,970	—
Amortization of intangible assets	36	36	109	122
Total operating expenses	13,491	4,841	24,457	15,555
Operating income (loss)	(7,740)	694	(5,388)	2,132
Non-operating income (expense):
Other income (expense), net	(7)	25	13	42
Interest expense, net	(38)	(58)	(120)	(215)
Income (loss) before income taxes	(7,785)	661	(5,495)	1,959
Benefit (provision) for income taxes	758	48	(193)	(563)
Net income (loss)	$(7,027)	$709	$(5,688)	$1,396

Net income (loss) per share:
Basic	$(0.20)	$0.02	$(0.17)	$0.04
Diluted	$(0.20)	$0.02	$(0.17)	$0.04
Weighted average shares outstanding:
Basic	34,332	34,260	34,331	34,235
Diluted	34,332	34,469	34,331	34,430

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(5,688)	$1,396
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	123	574
Depreciation of property and equipment	730	742
Stock-based compensation	286	282
Impairment of goodwill	7,970	—
Amortization of intangible assets	109	122
Loss on disposal of property and equipment	8	—
Changes in operating assets and liabilities:
Accounts receivable	1,117	2,451
Net costs and estimated earnings in excess of billings	(120)	(368)
Inventories	(746)	2,478
Prepaid expenses and other assets	115	(196)
Accounts payable and accrued expenses	410	(2,569)
Net cash provided by operating activities	4,314	4,912

Cash flows from investing activities
Purchases of property and equipment	(298)	(180)
Cash paid for business combination	—	(300)
Net cash used in investing activities	(298)	(480)

Cash flows from financing activities
Borrowings on long-term debt	—	750
Payments on long-term debt	(1,872)	(2,293)
Deferred payment for prior business combination	(106)	—
Proceeds from stock option exercises	19	90
Net cash used in financing activities	(1,959)	(1,453)
Effect of exchange rate changes on cash	—	53
Increase in cash and cash equivalents	2,057	3,032
Cash and cash equivalents at beginning of period	10,405	6,372
Cash and cash equivalents at end of period	$12,462	$9,404

Supplemental disclosure of non-cash investing and financing activities:
Liabilities incurred for business combination	$—	$218

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2010

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of December 31, 2010, the consolidated results of operations for the three and nine months ended December 31, 2010 and 2009 and the consolidated cash flows for the nine months ended December 31, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on May 21, 2010.

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

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying unaudited condensed consolidated statements of operations and totaled $163,000 and $459,000 for the three and nine months ended December 31, 2010, respectively, and $124,000 and $563,000 for the three and nine months ended December 31, 2009, respectively.

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

Foreign Currency

We have determined that the functional currency of our subsidiary in Europe is the United States (“U.S.”) dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Remeasurement gains and losses are reported in “other income (expense), net” in the unaudited condensed consolidated statements of operations.

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

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill. We determine the fair value of reporting units using the income approach with a reconciliation of the total reporting unit fair value to our total market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and an impairment charge is recorded for any excess carrying amount over fair value. We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2010, 2009 and 2008. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Various circumstances including, among others, certain adverse business conditions impacting one or more reporting units or a decline in our market capitalization for an extended period of time, would cause us to test goodwill for impairment on an interim basis. Refer to Note 4 for additional discussion regarding our interim goodwill impairment analyses.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited consolidated statements of operations as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

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

In December 2010, the FASB issued ASU No. 2010-29, Disclosures of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amends certain existing, and adds additional, pro forma disclosure requirements for public companies under ASC 805, Business Combinations. We expect to adopt the amendments prescribed in ASU 2010-29 for business combinations for which the acquisition date is on or after our fiscal year beginning April 1, 2011. We do not expect such adoption to have a material impact on our consolidated financial statements.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2010	2010
	(In thousands)
Materials and supplies	$2,609	$2,292
Work in process	102	49
Finished goods	762	386
	$3,473	$2,727

Intangible Assets

The following table presents details of our intangible assets:

	December 31, 2010		March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$996	$(670)	$996	$(595)
Patents	317	(300)	317	(266)
Total	$1,313	$(970)	$1,313	$(861)

As of December 31, 2010, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2011	$37
2012	106
2013	100
2014	100
$343

If we acquire additional intangible assets in future periods, our amortization expense will increase.

Goodwill

The following table presents activity related to the carrying value of goodwill by reportable segment for the nine months ended December 31, 2010:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Beginning balance	$8,214	$4,671	$14,906	$27,791
Impairment of Transportation Systems goodwill (Note 4)	—	—	(7,970)	(7,970)
Ending balance	$8,214	$4,671	$6,936	$19,821

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$467	$582
Additions charged to cost of sales	125	102
Warranty claims	(138)	(141)
Balance at end of period	$454	$543

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(7,027)	$709	$(5,688)	$1,396

Denominator:
Weighted average common shares used in basic computation	34,332	34,260	34,331	34,235
Dilutive stock options	—	208	—	194
Dilutive warrants	—	1	—	1
Weighted average common shares used in diluted computation	34,332	34,469	34,331	34,430

Net income (loss) per share:
Basic	$(0.20)	$0.02	$(0.17)	$0.04
Diluted	$(0.20)	$0.02	$(0.17)	$0.04

The following instruments were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Stock options	3,173	1,095	1,690	2,043
Warrants	261	335	281	387
Restricted stock units	214	—	71	—

3.             Fair Value Measurements

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or prices quoted in inactive markets; and Level 3, defined as unobservable inputs that are significant to the fair value of the asset or liability, and for which little or no market data exists, therefore requiring management to utilize its own assumptions to provide its best estimate of what market participants would use in valuing the asset or liability.

At December 31, 2010, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis; generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. Other than goodwill, which was measured using certain Level 3 inputs (see Note 4), no non-financial assets were measured at fair value during the three and nine months ended December 31, 2010 and 2009.

4.             Impairment of Goodwill

As discussed in Note 1, goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.

As of September 30, 2010, we performed the first step in the impairment analysis of the carrying value of goodwill for all reporting units primarily due to the decline in our stock price and market capitalization since our fiscal year ended March 31, 2010 and the ongoing weakness in the current economic environment. This analysis did not result in any impairment charges during the quarter ended September 30, 2010.

During the quarter ended December 31, 2010, due primarily to lower than expected operating results in our Transportation Systems reporting unit, as well as ongoing weakness specifically in the Transportation Systems markets, we determined it was necessary to perform another interim test of impairment of the carrying value of goodwill in our Transportation Systems reporting unit as of December 31, 2010. In performing the first step in this analysis, we estimated the fair value of our Transportation Systems reporting unit using the income approach. As of December 31, 2010, we determined that the carrying value of our Transportation Systems reporting unit exceeded its estimated fair value, and accordingly, we performed the second step of the impairment analysis to estimate the implied fair value of the goodwill of this reporting unit.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. To determine this value, we estimated the fair value of the assets and liabilities, including certain intangible assets, to be allocated to the Transportation Systems reporting unit as of December 31, 2010. The implied fair value of goodwill was measured as the difference between the estimated fair value of the reporting unit over the estimated fair value amounts of its assets and liabilities. The impairment loss for the Transportation Systems reporting unit was measured by the amount the carrying value of its goodwill exceeded the implied fair value of the goodwill. Accordingly, in order to write down Transportation Systems goodwill with a carrying value of $14.9 million to its implied fair value of $6.9 million, we recorded an impairment charge of $8.0 million in the three months ended December 31, 2010.

We estimated the fair value of the Transportation Systems reporting unit using the income approach, which was based on management’s business plans and financial projections for the next five years, along with a perpetual growth rate thereafter of approximately 4%. The analysis also used a weighted average discount rate of approximately 14%, which we believe reflects our cost of capital, slightly adjusted for increased market risk.

Notwithstanding the impairment charge with respect to our Transportation Systems reporting unit described above, based on our interim analyses, we do not believe there are indicators of interim impairment of the Roadway Sensors or Vehicle Sensors reporting units as of December 31, 2010. We plan to perform our annual test for impairment of the carrying value of goodwill during the fourth fiscal quarter of our current fiscal year ending March 31, 2011.

5.                                      Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In September 2010, we entered into a modification agreement with California Bank & Trust to extend the expiration date of our revolving line of credit to October 1, 2012. The terms under this agreement are substantially similar to those of our prior agreement, whereby we may borrow up to $12.0 million on our revolving line of credit. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under our credit facility (which includes our bank term note discussed below). We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2010, no amounts were outstanding under the revolving line of credit portion of the facility.

Long-Term Debt — Bank Term Note

As of December 31, 2010, we had outstanding borrowings of approximately $3.4 million under our 48-month term note with California Bank & Trust. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of December 31, 2010 and March 31, 2010, an additional $500,000 was included in the current portion of the term note within the accompanying unaudited condensed consolidated balance sheets, respectively representing the amount we estimate will be due on November 1, 2011 and the amount paid on November 1, 2010. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Benefit (provision) for income taxes	$758	$48	$(193)	$(563)
Effective tax rate	(9.7)%	(7.3)%	3.5%	28.7%

During the three and nine months ended December 31, 2010, our effective tax rates were impacted unfavorably by a portion of the charge recorded for the impairment of goodwill (Note 4), amounting to approximately $2.3 million, for which there is no corresponding tax basis. This unfavorable impact was partially offset by the impact of the recognition of approximately $238,000 of previously unrecognized tax benefits during the current quarter due to the expiration of certain federal and state statutes in various jurisdictions. For the three and nine months ended December 31, 2009, our effective tax rates were favorably impacted by the recognition of approximately $320,000 of unrecognized tax benefits during the three months ended December 31, 2009 due to the expiration of certain federal and state statutes in various jurisdictions.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded any valuation allowance against our deferred tax assets as of December 31, 2010 and March 31, 2010.

7.                                      Commitments and Contingencies

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

Related Party Transaction

In August 2009, MAXxess Systems, Inc. (“MAXxess”) executed a promissory note payable to Iteris for $274,000 for amounts previously owed to us under a sublease agreement for which we had previously fully reserved such amount. MAXxess is owned by an investor group that includes two of our directors. As of December 31, 2010, all accrued interest has been paid and the entire $274,000 principal balance was outstanding and payable to Iteris and remains fully reserved.

8.                                      Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At December 31, 2010, there were 641,000 shares of common stock available for grant under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2010 is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Shares	per Share
	(In thousands)
Options outstanding at March 31, 2010	3,218	$1.77
Granted	30	1.45
Exercised	(14)	1.39
Expired	(63)	11.13
Options outstanding at December 31, 2010	3,171	$1.58

Included in the options outstanding at December 31, 2010 are vested options to purchase 769,000 shares of our common stock with an exercise price per share of $1.19, which are scheduled to expire in September 2011 unless exercised prior to that date.

Restricted Stock Units

In August 2010, we granted 214,000 RSUs under the 2007 Plan to certain employees of Iteris, all of which were unvested and outstanding as of December 31, 2010. These RSUs are stock awards that entitle the holder to receive registered shares of our common stock upon vesting. The RSUs vest at the rate of 25% per year beginning in August 2011. The fair value per share of these RSUs was $1.48, determined based on the closing market price of our common stock on the grant date.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Cost of net sales	$3	$3	$8	$7
Cost of contract revenues	9	10	26	30
Selling, general and administrative expense	78	75	227	225
Research and development expense	10	7	25	20
	$100	$95	$286	$282

At December 31, 2010, there was approximately $719,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

The grant date fair value per share of stock options granted in the nine months ended December 31, 2010 has been estimated using the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	2.1%
Expected volatility of common stock	58%
Dividend yield	—
Weighted-average grant date fair value per share	$0.86

9.                                      Common Stock Warrants

The following table summarizes information regarding outstanding warrants to purchase shares of our common stock as of December 31, 2010:

Exercise Price per Share	Warrants Outstanding	Remaining Contractual Life
	(In thousands)	(Years)
$1.42	15	2.7
3.25	246	0.2
	261

All of the outstanding warrants were exercisable at December 31, 2010.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2010 and 2009:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended December 31, 2010
Product revenue	$6,529	$1,916	$—	$8,445
Service and other revenue	—	163	5,424	5,587
Stock-based compensation	15	4	19	38
Depreciation and amortization	53	20	47	120
Impairment of goodwill	—	—	7,970	7,970
Segment income (loss)	797	(86)	(8,354)	(7,643)

Three Months Ended December 31, 2009
Product revenue	$5,734	$1,543	$—	$7,277
Service and other revenue	—	124	6,176	6,300
Stock-based compensation	10	7	16	33
Depreciation and amortization	57	24	54	135
Segment income (loss)	582	(74)	283	791

Nine Months Ended December 31, 2010
Product revenue	$21,470	$5,009	$—	$26,479
Service and other revenue	—	459	16,854	17,313
Stock-based compensation	36	15	50	101
Depreciation and amortization	166	62	145	373
Impairment of goodwill	—	—	7,970	7,970
Segment income (loss)	3,377	(592)	(7,876)	(5,091)

Nine Months Ended December 31, 2009
Product revenue	$18,691	$3,542	$—	$22,233
Service and other revenue	—	563	20,280	20,843
Stock-based compensation	28	23	46	97
Depreciation and amortization	176	64	168	408
Segment income (loss)	2,126	(910)	1,207	2,423

The following table reconciles total segment income to unaudited consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Segment income (loss):
Total income (loss) from reportable segments	$(7,643)	$791	$(5,091)	$2,423
Unallocated amounts:
Corporate and other expenses	(61)	(61)	(188)	(169)
Amortization of intangible assets	(36)	(36)	(109)	(122)
Other income (expense), net	(7)	25	13	42
Interest expense, net	(38)	(58)	(120)	(215)
Income (loss) before income taxes	$(7,785)	$661	$(5,495)	$1,959

11.                               Subsequent Event

On January 3, 2011 (the “Closing”), we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”), a privately-held company based in Grand Forks, North Dakota. MET specializes in 511 advanced traveler information systems, as well as Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. Our primary reasons for the acquisition were (i) to enhance our ability to provide travelers and traffic management authorities with more accurate and real-time information and network performance management tools and (ii) to provide Iteris with key capabilities in the emerging performance measurement and management market.

In connection with the acquisition, we paid approximately $1.5 million in cash at the Closing, which is subject to certain post-closing adjustments pursuant to the stock purchase agreement. We also agreed to pay up to $1 million on each of the first two anniversaries of the Closing, subject to certain adjustments related to the retention of various key employees and certain other adjustments as further defined in the agreement. Additionally, we may pay up to an additional $1 million per year for two years pursuant to an earn-out provision, based on revenue and operating income achieved from MET’s operations during the twelve months ending December 31, 2011 and 2012. We are currently in the process of performing the initial accounting for this business combination, including measuring the fair value of the consideration transferred (including contingent consideration) and identifying and measuring the gross amount and fair value of the assets acquired and liabilities assumed, which we expect to complete in the quarter ending March 31, 2011. Supplemental pro forma information is not presented as the necessary analysis has not yet been performed on MET’s historical financial information.

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

Roadway Sensors

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

Vehicle Sensors

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

In addition to our LDW systems, our Vehicle Sensors portfolio includes radar-based Forward Collision Warning (“FCW”) and Blind Spot Warning (“BSW”) systems for the North American truck market, and our SafetyDirect product, a system that reports driver performance data captured by our LDW system, and has the ability to relay this data directly to fleet operators through integration with the truck’s existing fleet communications system. We expect future revenues generated by our SafetyDirect product will be based on a subscription model, whereby we charge our customers a monthly fee based on the number of vehicles equipped with the product. We offer the FCW and BSW features through the resale of Delphi’s radar-based systems, for which we are the exclusive North American dealer, while SafetyDirect was internally developed. These products, together with our LDW products, combine to create a suite of active safety driver assistance features focused on reducing the number of motor vehicle crashes and the severity of crash-related injuries.

Transportation Systems

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

Acquisitions. In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”), for an initial payment of approximately $1.5 million. MET was a privately-held company based in Grand Forks, North Dakota, and specializes in 511 advanced traveler information systems, as well as Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision. Refer to Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional discussion on this acquisition.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for fiscal 2010. There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2010, except for our revenue recognition policy, which has been updated as follows:

Revenue Recognition. We record product revenues (net sales) and related costs of sales upon transfer of title, which is generally upon shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is reasonably assured. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

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

We also derive revenue from the provision of specific non-recurring contract engineering services to our strategic partner, Valeo, related to our LDW systems, and royalties earned on unit sales of our LDW systems by Valeo to the passenger car market. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded based on unit sales of our products by Valeo and are recognized in the period in which such sales occur. Non-recurring contract engineering revenues and royalty revenues are included in our net sales.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales and contract revenues:
Net sales	61.3%	54.5%	61.5%	52.9%
Contract revenues	38.7	45.5	38.5	47.1
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	31.0	28.3	30.6	28.1
Cost of contract revenues	28.0	30.9	25.8	30.9
Gross profit	41.0	40.8	43.5	41.1
Operating expenses:
Selling, general and administrative	32.8	28.8	30.9	29.5
Research and development	6.3	6.6	6.5	6.4
Impairment of goodwill	56.8	—	18.2	—
Amortization of intangible assets	0.3	0.3	0.2	0.3
Total operating expenses	96.1	35.7	55.8	36.1
Operating income (loss)	(55.2)	5.1	(12.3)	4.9
Non-operating income (expense):
Other income (expense), net	(0.0)	0.2	0.0	0.1
Interest expense, net	(0.3)	(0.4)	(0.3)	(0.5)
Income (loss) before income taxes	(55.5)	4.9	(12.5)	4.5
Benefit (provision) for income taxes	5.4	0.4	(0.4)	(1.3)
Net income (loss)	(50.1)%	5.2%	(13.0)%	3.2%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of product sales from our Roadway Sensors and Vehicle Sensors segments, as well as contract engineering revenue and royalty revenue generated from our Vehicle Sensors segment. Contract revenues consist entirely of revenues from our Transportation Systems segment, which are generated from systems integration and ITS consulting services primarily with federal, state, county and municipal agencies.

The following tables present details of our net sales and contract revenues for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Roadway Sensors	$6,529	$5,734	$795	13.9%
Vehicle Sensors	2,079	1,667	412	24.7
Net sales	8,608	7,401	1,207	16.3
Contract revenues	5,424	6,176	(752)	(12.2)
Total net sales and contract revenues	$14,032	$13,577	$455	3.4%

	Nine Months Ended
	December 31,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Roadway Sensors	$21,470	$18,691	$2,779	14.9%
Vehicle Sensors	5,468	4,105	1,363	33.2
Net sales	26,938	22,796	4,142	18.2
Contract revenues	16,854	20,280	(3,426)	(16.9)
Total net sales and contract revenues	$43,792	$43,076	$716	1.7%

We have historically had a diverse customer base. For the nine months ended December 31, 2010 and 2009, no individual customer represented greater than 10% of our total net sales and contract revenues.

Roadway Sensors

The increases in Roadway Sensors net sales for the three and nine months ended December 31, 2010 as compared to the corresponding periods in the prior year were driven by higher unit sales domestically from both our direct sales and dealer markets which was offset in part by lower prices due to competitive pressures. In the current period, we also saw particular strength, both domestically and internationally, in certain of our newer product lines which were introduced within the last 12 to 18 months. Additionally, we believe we have recently gained market share as a result of these new product introductions. However, we cannot assure that these new products will continue to gain market share or new products we develop in the future will be as successful. In the prior year periods, especially in the first quarter, we experienced significantly lower sales primarily as a result of the downturn in the overall economy, which brought declines in commercial and residential construction, reductions and delays in spending on infrastructure projects and government budgetary pressures.

Vehicle Sensors

Vehicle Sensors net sales were primarily made up of sales of our LDW systems to the heavy truck market, which aggregated approximately $1.9 million and $5.0 million for the three and nine months ended December 31, 2010, respectively, compared to $1.5 million and $3.5 million for the three and nine months ended December 31, 2009, respectively. In the prior year, we experienced a significant slowdown in overall LDW unit shipments to each of our key markets, driven largely by the weakness in the U.S. and worldwide economy at that time. Comparatively, in the current year periods, we have seen relatively higher unit sales, particularly to our foreign OEM heavy truck customers in Europe and Japan, as well as to our domestic truck fleet customers. Although we have seen improvements in our sales in the current year, as compared to the prior year, we remain cautious in our outlook for the remainder of the current fiscal year and beyond. We anticipate that Vehicle Sensors unit sales in future periods could be adversely impacted by, among other factors, slower than expected adoption rates of our LDW system across each of our target markets and the continuing uncertainty in the global economic environment. Additionally, future unit sales of LDW systems and unit pricing could be adversely impacted as a result of increased competition in this market.

Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $163,000 and $459,000 for the three and nine months ended December 31, 2010, respectively, compared to $124,000 and $563,000 for the three and nine months ended December 31, 2009, respectively. The net overall decline in the current fiscal year was primarily the result of continued decreases in contract engineering services provided to Valeo as the pertinent engineering development activities have generally reached maturity for the related vehicle platforms that currently incorporate our LDW system. The decrease in contract engineering services provided was partially offset by an increase in our royalty revenues in the current fiscal year as compared to the prior fiscal year. Our LDW systems are currently offered as an option on four Infiniti models. While Valeo is promoting our LDW systems to other passenger car OEMs, we cannot assure you that Valeo will be successful in these efforts.

Contract Revenues

Contract revenues are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. For the three and nine months ended December 31, 2010, the decrease in our contract revenues compared to the corresponding periods in the prior year was primarily the result of the ongoing weakness in the Transportation Systems markets, which has been aggravated by a general lengthening of the overall sales cycle, from the bid and proposal process, to the signing of a contract and commencement of work on a project, as well as government budgeting constraints and funding delays on certain existing contracts. In the prior year periods, we experienced higher revenues from several large contracts which also contained higher than usual amounts of sub-consulting content. In the future, we plan to continue to pursue large contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period.

Gross Profit.  The following tables present details of our gross profit for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Total gross profit	$5,751	$5,535	$216	3.9%
Total gross profit as a % of total net sales and contract revenues	41.0%	40.8%
Gross profit as a % of net sales	49.4%	48.1%
Gross profit as a % of contract revenues	27.6%	32.0%

	Nine Months Ended
	December 31,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Total gross profit	$19,069	$17,687	$1,382	7.8%
Total gross profit as a % of total net sales and contract revenues	43.5%	41.1%
Gross profit as a % of net sales	50.2%	46.9%
Gross profit as a % of contract revenues	32.9%	34.5%

Our total gross profit and total gross profit as a percent of total net sales and contract revenues increased for the nine months ended December 31, 2010 as compared to the corresponding period in the prior year primarily as a result of our product and service mix, whereby product net sales represented approximately 62% of our total net sales and contract revenues in the current period as compared to only 53% in the prior year period. Our product net sales generally carry higher margins than our contract revenues derived from our consulting services.

The increase in gross profit as a percent of net sales (“gross margin”) for the three and nine months ended December 31, 2010 as compared to the corresponding periods in the prior year was primarily a result of higher overall net sales and margins in Roadway Sensors during the current year. Such higher margins were largely driven by our customer mix and lower costs for certain key materials. We generally enjoy higher gross margins on direct sales as compared to dealer and aftermarket sales. In Vehicle Sensors, we also experienced a significant improvement in our year over year gross margins as a result of both (i) overall higher product sales levels in the current period which provided for improved overhead absorption and (ii) higher royalty revenues from Valeo. Additionally, in the prior year periods, we recorded certain estimates for excess and obsolete inventory in our Vehicle Sensors segment, which adversely affected our gross margins in that period. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. Gross profit as a percent of contract revenues for the three months ended December 31, 2010 was down considerably from the comparable prior year period primarily due to lower overall revenues in the current quarter, as well as the result of various paid holidays during the current quarter. In the current nine month period, gross profit as a percent of contract revenues was slightly lower than the prior year period primarily due to the effects from the current three month period described directly above. We expect the variability and related timing of contract mix and related sub-consulting content in our Transportation Systems contracts in future periods, as well as paid holidays and other factors, will continue to cause fluctuations in this segment’s gross margins from period to period.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,134	22.3%	$2,611	19.2%	$523	20.0%
Facilities, insurance and supplies	532	3.8	436	3.2	96	22.0
Travel and conferences	421	3.0	346	2.5	75	21.7
Professional and outside services	337	2.4	205	1.5	132	64.4
Other	179	1.3	317	2.3	(138)	(43.5)
Selling, general and administrative	$4,603	32.8%	$3,915	28.8%	$688	17.6%

	Nine Months Ended		Nine Months Ended
	December 31, 2010		December 31, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$9,368	21.4%	$8,518	19.8%	$850	10.0%
Facilities, insurance and supplies	1,747	4.0	1,708	4.0	39	2.3
Travel and conferences	1,166	2.7	1,042	2.4	124	11.9
Professional and outside services	1,063	2.4	794	1.8	269	33.9
Other	171	0.4	633	1.5	(462)	(73.0)
Selling, general and administrative	$13,515	30.9%	$12,695	29.5%	$820	6.5%

The overall increase in selling, general and administrative expense for the three and nine months ended December 31, 2010 compared to the corresponding periods in the prior year was primarily due to (i) higher selling and commission-related expenses for our Roadway Sensors and Vehicle Sensors segments, as total net sales for both segments collectively increased approximately 16% and 18%, respectively, from the prior year periods, (ii) higher salary and headcount-related expenses as we have added certain key sales and marketing personnel in all three of our business segments, (iii) additional consulting and outside services expenses in the Vehicle Sensors segment related to market research and certain other sales and marketing activities and (iv) additional legal and professional services related to our acquisition of MET, along with various other corporate initiatives. We also saw a shift from cost of sales to sales and marketing of certain of our headcount expenses in our Transportation Systems segment in the current year commensurate with the overall decline in this segment’s revenues and the reallocation of existing personnel in an effort to expand our contract backlog and increase contract revenues. However, we cannot assure that our efforts will be successful. Additionally, in the nine months ended December 31, 2010, we realized approximately $250,000 in reversals of previously recorded bad debt expense (included in the “Other” category in the table above) as a result of collecting certain large accounts receivable balances. In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable. We currently expect our total selling, general and administrative expenses for the current fiscal year and future periods to be higher in absolute dollars when compared to recent prior year periods mainly as a result of our company-wide efforts to expand our Roadway Sensors net sales and Transportation Systems contract revenues, both domestically and internationally, and gain market share.

Research and Development Expense.  The following tables present research and development expense for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$562	4.0%	$613	4.5%	$(51)	(8.3)%
Facilities, development and supplies	239	1.7	245	1.8	(6)	(2.4)
Other	81	0.6	32	0.2	49	153.1
Research and development	$882	6.3%	$890	6.6%	$(8)	(0.9)%

	Nine Months Ended		Nine Months Ended
	December 31, 2010		December 31, 2009
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,778	4.1%	$1,957	4.5%	$(179)	(9.1)%
Facilities, development and supplies	920	2.1	676	1.6	244	36.1
Other	165	0.4	105	0.2	60	57.1
Research and development	$2,863	6.5%	$2,738	6.4%	$125	4.6%

Research and development expenses for the nine months ended December 31, 2010 were, in total, higher than for the corresponding period in the prior year due primarily due to additional development and related activities associated with our Vehicle Sensors segment. We currently expect our total research and development expenditures for the current fiscal year will be slightly higher when compared to the prior fiscal year.

Impairment of Goodwill.  As discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.

As of September 30, 2010, we performed the first step in the impairment analysis of the carrying value of goodwill for all reporting units primarily due to the decline in our stock price and market capitalization since our fiscal year ended March 31, 2010 and the ongoing weakness in the current economic environment. This analysis did not result in any impairment charges during the quarter ended September 30, 2010.

During the quarter ended December 31, 2010, due primarily to lower than expected operating results in our Transportation Systems reporting unit, as well as ongoing weakness specifically in the Transportation Systems markets, we determined it was necessary to perform another interim test of impairment of the carrying value of goodwill in our Transportation Systems reporting unit as of December 31, 2010. In performing the first step in this analysis, we estimated the fair value of our Transportation Systems reporting unit using the income approach. As of December 31, 2010, we determined that the carrying value of our Transportation Systems reporting unit exceeded its estimated fair value, and accordingly, we performed the second step of the impairment analysis to estimate the implied fair value of the goodwill of this reporting unit.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. To determine this value, we estimated the fair value of the assets and liabilities, including certain intangible assets, to be allocated to the Transportation Systems reporting unit as of December 31, 2010. The implied fair value of goodwill was measured as the difference between the estimated fair value of the reporting unit over the estimated fair value amounts of its assets and liabilities. The impairment loss for the Transportation Systems reporting unit was measured by the amount the carrying value of its goodwill exceeded the implied fair value of the goodwill. Accordingly, in order to write down Transportation Systems goodwill with a carrying value of $14.9 million to its implied fair value of $6.9 million, we recorded an impairment charge of $8.0 million in the three months ended December 31, 2010.

We estimated the fair value of the Transportation Systems reporting unit using the income approach, which was based on management’s business plans and financial projections for the next five years, along with a perpetual growth rate thereafter of approximately 4%. The analysis also used a weighted average discount rate of approximately 14%, which we believe reflects our cost of capital, slightly adjusted for increased market risk.

Our Transportation Systems segment has recently been adversely impacted by, among other factors, (i) continued delays in government spending and resolution of budgetary issues, (ii) longer than expected lead times in bidding, successfully winning and commencing work on new contracts, and renewing existing contracts, and (iii) the ongoing weakness in the macroeconomic environment and the longer than expected economic recovery. In the future, the value of goodwill attributable to our Transportation Systems or other reporting units could be adversely impacted by, among other factors, declines in our financial results or market capitalization for an extended period of time, or our failure to meet financial performance projections included in our forecasts of future operating results.

Notwithstanding the impairment charge with respect to our Transportation Systems reporting unit described above, based on our interim analyses, we do not believe there are indicators of interim impairment of the Roadway Sensors or Vehicle Sensors reporting units as of December 31, 2010. We plan to perform our annual test for impairment of the carrying value of goodwill during the fourth fiscal quarter of our current fiscal year ending March 31, 2011.

Interest Expense, Net.  Net interest expense of $38,000 and $120,000 for the three and nine months ended December 31, 2010, respectively, was lower than the $58,000 and $215,000 for the three and nine months ended December 31, 2009, respectively, due to the overall lower level of borrowings in the current fiscal year, as we continue to make monthly principal payments on our term note. We currently anticipate our interest expense will continue to decline for the remainder of the fiscal year ending March 31, 2011. See “Liquidity and Capital Resources” below for additional details on our borrowings.

Income Taxes.  The following tables present our provision for income taxes for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$758	$48	$710	1,479%
Effective tax rate	(9.7)%	(7.3)%

	Nine Months Ended
	December 31,			%
	2010	2009	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$(193)	$(563)	$370	(66)%
Effective tax rate	3.5%	28.7%

During the three and nine months ended December 31, 2010, our effective tax rates were impacted unfavorably by a portion of the charge recorded for the impairment of goodwill, amounting to approximately $2.3 million, for which there is no corresponding tax basis. This unfavorable impact was partially offset by the impact of the recognition of approximately $238,000 of previously unrecognized tax benefits during the current quarter due to the expiration of certain federal and state statutes in various jurisdictions. For the three and nine months ended December 31, 2009, our effective tax rates were favorably impacted by the recognition of approximately $320,000 of unrecognized tax benefits during the three months ended December 31, 2009 due to the expiration of certain federal and state statutes in various jurisdictions.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded any valuation allowance against our deferred tax assets as of December 31, 2010 and March 31, 2010.

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

At December 31, 2010, we had $23.3 million in working capital, which included no borrowings on our $12.0 million line of credit and $12.5 million in cash and cash equivalents. This compares to working capital of $22.6 million at March 31, 2010, which included no borrowings on our line of credit and $10.4 million in cash and cash equivalents.

The following table summarizes our cash flows for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended
	December 31,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$4,314	$4,912
Investing activities	(298)	(480)
Financing activities	(1,959)	(1,453)

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2010 was the result of our net loss of $5.7 million, which was offset by (i) $9.2 million in non-cash items within the statement of operations, primarily $8.0 million for the impairment of goodwill and depreciation expense of $730,000; and (ii) $776,000 in cash resulting from changes in our operating assets and liabilities during the period. Cash provided by operating activities during the nine months ended December 31, 2009 was primarily the result of (i) our net income during that period of $1.4 million; (ii) $1.7 million in non-cash items within the statement of operations, primarily adjustments to our deferred tax assets and depreciation expense; and (iii) $1.8 million in cash resulting from changes in operating assets and liabilities during the period.

Our net accounts receivable decreased approximately $1.1 million, or 10%, from March 31, 2010 to December 31, 2010 due primarily to (i) lower overall net sales and contract revenues in the current fiscal year, driven by lower Transportation Systems contract revenues and (ii) larger than expected cash collections near the end of the current quarter.

Our inventories increased approximately 27% from March 31, 2010 to December 31, 2010 as we have built up certain inventories on hand to meet anticipated increases in our product net sales in both Roadway Sensors and Vehicle Sensors. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive from our customers, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence and potentially excess inventory levels.

The increase in accounts payable by approximately 35% from March 31, 2010 to December 31, 2010 was driven by our increased inventory levels and the general timing of payments to vendors.

Investing Activities.  Cash used in our investing activities during the nine months ended December 31, 2010 consisted of $298,000 for purchases of property and equipment. Cash used in investing activities for the nine months ended December 31, 2009 consisted of purchases of property and equipment of $180,000, as well as $300,000 used for the Hamilton Signal acquisition in April 2009.

Financing Activities.  Net cash used in financing activities during the nine months ended December 31, 2010 was the result of (i) $1.9 million in payments on our long-term debt and (ii) $106,000 representing the first anniversary payment for the acquisition of certain assets of Hamilton Signal. These payments were partially offset during the period by $19,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock. In April 2011, we expect to make the final payment of $112,000 related to the Hamilton Signal acquisition. During the nine months ended December 31, 2009, cash used in financing activities was the result of net payments on our long-term debt of $1.5 million, partially offset by $90,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (the “Bank”), which provides for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). In September 2010, we entered into a modification agreement with the Bank to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2010) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2010, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of December 31, 2010, we had outstanding borrowings of approximately $3.4 million under the term note included in our credit facility. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on November 1, 2010 and 2009, respectively. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

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

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and has adversely impacted real estate development, all of which has adversely impacted our net sales and contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and in the prior fiscal year resulted in flat or declining Roadway Sensor and Vehicle Sensor net sales and also adversely impacted Transportation Systems contract revenues. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds is taking longer than originally anticipated, as well as a delay in the passage of a new Federal Highway Bill. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

•                                          performance bond requirements;

•                                          long purchase cycles or approval processes;

•                                          competitive bidding and qualification requirements;

•                                          changes in government policies and political agendas;

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

In Vehicle Sensors, we believe that as a result of the expected 2013 European mandate for LDW and other active safety systems, and an overall awareness of the potential benefits of LDW, we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in a loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. Additionally, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

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

We may engage in acquisitions of companies or technologies that may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention. In January 2011, we completed the acquisition of Meridian Environmental Technology, Inc. We also completed the acquisition of certain assets of Hamilton Signal in April 2009. We have in the past acquired, and may in the future acquire, additional complementary businesses, products, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

Our failure to successfully bid on new contracts and renew existing contracts could reduce our revenues and profits. Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions continue, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely reduce or eliminate our profitability.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith.

Exhibit Number		Description
2.1	†	Stock Purchase Agreement dated December 23, 2010 by and among Iteris, Inc., Meridian Environmental Technology, Inc., the shareholders of MET and Kathy J. Osborne as the Shareholders Representative

31.1		Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:	February 14, 2011	ITERIS, INC.
(Registrant)

		By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

		By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description
2.1	†	Purchase Agreement dated December 23, 2010 by and among Iteris, Inc., Meridian Environmental Technology, Inc., the shareholders of MET and Kathy J. Osborne as the Shareholders Representative

31.1		Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                  Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.