Form 10-K
period 2011-03-31
ITERIS, INC.
filed 2011-06-01
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Based on the closing sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $33,247,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 20, 2011, there were 34,365,743 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2011. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as a part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiaries.

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

PART I

ITEM 1.                             BUSINESS

Overview

We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe that our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers worldwide.

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

Products and Services

We currently operate in four reportable segments: Roadway Sensors, Vehicle Sensors, Transportation Systems and Environmental Technology. The Roadway Sensors segment includes, among other products, our Vantage, Versicam and Pico vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Vehicle Sensors segment includes our lane departure warning (“LDW”) products, including our AutoVue LDW system, and is comprised of all activities related to in-vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. The Environmental Technology segment was created in connection with our acquisition of Meridian Environmental Technology, Inc. (“MET”) in January 2011, and specializes in 511 advanced traveler information systems by offering a unique range of customer-specific environmental and operational forecasting products and services, as well as Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. See Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

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

VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points. Pico is a compact video detection system that delivers superior vehicle detection in a small and economical framework, and was developed primarily to address international video detection needs. We anticipate that future growth domestically and internationally, particularly in developing countries, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of in-pavement loop technology, to manage traffic.

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

Vehicle Sensors. Our Vehicle Sensors segment addresses the leading causes of roadway fatalities: lane change, roadway departure and rear-end collision accidents. Early estimates by the NHTSA of U.S. motor vehicle traffic fatalities in 2010 were approximately 33,000.

We developed the world’s first production LDW system and offer a proven system that is available as an original equipment manufacturer (“OEM”) and aftermarket option on heavy trucks worldwide and as an option in certain passenger cars. Our LDW products utilize video detection technology to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the system automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. Through March 31, 2011, we have sold slightly more than 91,000 LDW systems into the heavy truck market in Europe, North America and Asia. Our LDW systems are standard on certain FUSO heavy truck models, and are currently qualified as an option on certain heavy trucks, including Mercedes-Benz, MAN, Iveco, DAF, Scania and Freightliner, as well as EvoBus, Neoplan and VanHool luxury bus and coach lines. In North America, our LDW systems are sold both as factory-installed OEM options, as well as directly to truck fleets as a retrofit installation.

In 2009, the European Union (“EU”) introduced a mandate, which is expected to be finalized and approved sometime in 2011, that sets better standards to improve road safety in Europe. The new mandated rules for safety technology are expected to include systems such as electronic stability control, advanced emergency braking and LDW systems to be compulsory on heavy-duty trucks and buses to further reduce accident risks. LDW systems are expected to be mandatory in Europe on all new heavy truck models beginning in 2013. Additionally, by 2015, every new truck produced will be required to have LDW systems. We believe that in order for the EU mandate for active safety systems to have a positive impact on our sales, we need to establish long-term supplier agreements with our European OEM heavy truck customers. To date we have agreements to supply certain of our European heavy truck customers through 2014, and are currently working on agreements with certain other heavy truck OEMs and our existing customer base to extend contracts further in the future in order to meet the anticipated increase in demand. However, we cannot assure you that our efforts will be successful or that the expected increase in demand will occur. We believe that the expected EU mandate for LDW and other active safety systems, and an increasing general awareness of the potential benefits of LDW, helps validate the long-term market opportunity for LDW systems in commercial vehicles. Additionally, in North America we plan to develop partnerships with other manufacturers and suppliers of safety devices for heavy trucks to jointly sell our LDW systems and provide our SafetyDirect software tool to North American trucking fleets.

For the passenger car market, we have exclusively licensed our LDW technology to our strategic partner, Valeo Schalter and Sensoren GmbH (“Valeo”), resulting in sales to date through March 31, 2011 of approximately 108,000 LDW systems for passenger cars. We and our partner have recently experienced a greater degree of competition in the passenger car market as several passenger car OEMs have introduced vehicle platforms with competing LDW systems. However, Valeo continues to pursue opportunities in the passenger car market.

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

Additionally, in collaboration with Audiovox Electronics Corporation, during the fiscal year ended March 31, 2011 (“Fiscal 2011”), we developed and introduced an Advanced Driver Assistance System for the consumer automobile aftermarket. The new system provides consumers an opportunity to benefit from life-saving features that were previously only available on new premium cars or commercial Class 8 trucks, and incorporates our LDW and FCW systems developed for the OEM market. We anticipate the system to be available in the marketplace by the end of our fiscal year ending March 31, 2012.

Transportation Systems. Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include transportation and ITS planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. These services and systems have historically been primarily sold to local, state and national transportation agencies in the U.S.; however, during the last two years, we have been awarded several contracts in the United Arab Emirates, and plan to continue to pursue additional international opportunities in the Middle East and other regions. Our Transportation Systems segment is largely dependent upon governmental funding, and is affected by federal, state and local budgetary issues.

Environmental Technology. In January 2011, we acquired MET, a privately-held company based in Grand Forks, North Dakota. MET specializes in 511 advanced traveler information systems by offering a unique range of customer-specific environmental and operational forecasting products and services. MET utilizes certain internally developed systems and tools as the model for the 511 National Guidelines, and currently delivers a combination of customized route-specific surface weather, travel times and road condition reports statewide across various states in the U.S. MET also provides MDSS management tools that allow users to create solutions to meet roadway maintenance decision needs. MDSS provides detailed and accurate information at the route level that enables the efficient maintenance of roads and highways while optimizing resource use and reducing costs.

Sales, Marketing and Principal Customers

We sell our Roadway Sensors products through indirect sales channels comprised of a strong network of independent dealers in the U.S. and certain foreign locations, who sell integrated systems and related products to the traffic management market, as well as directly to the traffic management market using a combination of our own sales personnel and an outside sales organization. Our independent dealers are well-trained in, and primarily responsible for, sales, installation, set-up and support of our products, and maintain an inventory of demonstration traffic products from various manufacturers, including our vehicle detection systems, and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of high-quality ITS products to the traffic management market. We periodically hold technical training classes for our dealers and end users and maintain a full-time expert staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our dealer network to best suit the needs of the market and our customer base. In the states where we sell directly, we use our own expert staff to sell, oversee installations and set-up issues and support our products.

Our marketing strategy for our Vehicle Sensors segment is to establish our LDW products as the leading platform for in-vehicle video sensing for heavy trucks and passenger cars. We sell LDW systems directly to heavy truck manufacturers and to U.S. truck fleets. We market the licensing of our LDW technology to manufacturers of passenger automobiles through an exclusive strategic relationship with Valeo. In connection with this marketing effort, we provide specific contract engineering services, technical marketing and sales support to Valeo, which to date has enabled the launch of our LDW technology on four Infiniti car platforms. We plan to continue to provide technical marketing and sales support to Valeo in our efforts to win new OEM customers for the passenger car market, as well as contract engineering services related to the possible launch of new platforms that include our LDW system.

With respect to the Vehicle Sensors segment, during Fiscal 2011, we also entered into a strategic alliance with MeritorWabco for integration, marketing and sales of our SafetyDirect system. This alliance provides us access to the North American sales force of MeritorWabco and Meritor, and provides the market with a leading comprehensive safety system for heavy trucks available today.

We market and sell our Transportation Systems and Environmental Technology services directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and municipal customers and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

A large portion of our revenues are derived from sales to federal, state and local government agencies. We currently have a diverse customer base with no individual customer representing greater than 10% of our total net sales and contract revenues in Fiscal 2011, or in the fiscal years ended March 31, 2010 (“Fiscal 2010”) and March 31, 2009 (“Fiscal 2009”). Also refer to Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our sensors products. Additionally, we procure certain components from qualified suppliers, both globally and locally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Certain of our key suppliers include CTS Electronics Manufacturing Solutions, Inc., Total Electronics LLC, Sony Electronics, Inc. and LG Electronics, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. For LDW products sales to the passenger car market, all manufacturing has been and is expected to be performed by Valeo; however, we plan to continue to provide engineering support to Valeo. We typically do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total net sales and contract revenues for each of Fiscal 2011, 2010 and 2009. We believe customer support is a key competitive factor.

Backlog

Our total backlog of unfulfilled firm orders was approximately $32.8 million as of March 31, 2011, which was comprised of $2.7 million related to Roadway Sensors, $1.0 million related to Vehicle Sensors, $25.5 million related to Transportation Systems and $3.6 million related to Environmental Technology. Substantially all of the backlog for Roadway Sensors and Vehicle Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2012. We have historically recognized in the subsequent fiscal year between 50% to 70% of our Transportation Systems backlog at the fiscal year end, and currently expect that trend to continue for the near future.

At March 31, 2010, we had backlog of approximately $30.6 million, which was comprised of $1.6 million related to Roadway Sensors, $600,000 related to Vehicle Sensors and $28.4 million related to Transportation Systems.

The timing and realization of our backlog is subject to the inherent uncertainties of doing business with federal, state and local governments, particularly in view of budgetary constraints, cut-backs and other delays or reallocations of funding that these entities typically face.

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

Product Development

Most of our product development activities are conducted at our principal facilities in Santa Ana. Our research and development costs and expenses were approximately $3.8 million for Fiscal 2011, $3.7 million for Fiscal 2010 and $4.0 million for Fiscal 2009. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.

We believe our engineering and product development capabilities are a competitive strength. We strive to continue to develop new products to meet the needs of the ever-changing ITS market as well as enhance and refine our existing product lines. Within the last 12 to 24 months we have introduced our VersiCam and VersiCam wireless products, Pico, our new RZ-4 Advanced camera, and our RZ-4 Advanced Wide Dynamic Range camera, which significantly improves video detection performance in certain harsh lighting conditions. We have also introduced our Abacus and VantageView software products. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products is a key component of strong organic growth and profitability.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the market for our Roadway Sensors vehicle detection products, we compete with manufacturers and distributors of other above ground video camera detection systems such as Peek Traffic Corporation, Wavetronix LLC, Econolite Control Products, Inc., Traficon, N.V., Image Sensing Systems, Inc. and other non-intrusive detection devices, including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products, which have historically, and currently continue to be, the predominant detection system in this market.

In the market for our Vehicle Sensors systems, we believe that, as a result of the expected 2013 European mandate for LDW and other active safety systems and an increase in overall awareness of the potential benefits of LDW, we anticipate we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. Additionally, we and our strategic partner (Valeo) have recently experienced a greater degree of competition in the passenger car market as several passenger car OEMs have introduced vehicle platforms with competing LDW systems. We consider competitors in this market to include Delphi Automotive Systems Corporation, DENSO and Hitachi Ltd. in Japan, Robert Bosch GmbH in Europe, Continental, TRW, MobilEye and Takata, all of which currently have developed or are developing video sensor technologies for the vehicle industry that could be used for lane departure warning systems.

The markets in which our Transportation Systems and Environmental Technology segments operate are highly fragmented and are subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced Transportation Systems include national corporations such as Transcore, Siemens, Telvent Farradyne, Kimley-Horn and Associates, Inc., Delcan, Atkins and Open Roads. Our competitors in transportation engineering, planning and design include major firms such as Parsons Brinkerhoff, Inc., URS, HNTB and Parsons Transportation Group, Inc., as well as many smaller regional engineering firms. Additionally, key competitors pertaining to the road weather portion or our Environmental Technology segment include Telvent DTN, Mixon-Hill and Cambridge Systematics.

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

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold eleven U.S. patents, two foreign patents, one pending U.S. patent and three pending foreign patents. Eight U.S. patents, two foreign patents, one pending U.S. patent, and one pending foreign patent relate specifically to our Vehicle Sensors technology and provide a basis for enhanced functionality and improved performance. Three U.S. patents and two pending foreign patents relate specifically to our Roadway Sensors technology. One of these U.S. patents and the two pending foreign patents are for an Electronic Traffic Monitor related to our Abacus product in the Roadway Sensors segment. We cannot assure you that any new patents will be granted pursuant to these or subsequent applications.

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

Employees

We refer to our employees as associates. As of May 2, 2011, we employed an aggregate of 276 associates, including 55 associates in general management, administration and finance; 30 associates in sales and marketing; 162 associates in engineering and product development; 18 associates in operations, manufacturing and quality; and 11 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our associates are good.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our net sales and contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction, and in the prior fiscal year, resulted in flat or declining Roadway Sensor and Vehicle Sensor net sales and adverse effects on Transportation Systems contract revenues. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds is taking longer than originally anticipated, as well as a delay in the passage of a new Federal Highway Bill. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

California state budgetary constraints may have a material adverse impact on us. The state of California has experienced, and is continuing to experience, a significant budget shortfall and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our Roadway Sensors and Transportation Systems segments. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, transportation projects have had and may continue to have a negative impact on our net sales and contract revenues and our income.

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

In the Vehicle Sensors segment, we believe that as a result of the expected 2013 European mandate for LDW and other active safety systems and an increase in overall awareness of the potential benefits of LDW, we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in a loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. Additionally, awareness of LDW technology is increasing and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers.

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

The Transportation Systems and Environmental Technology markets are highly fragmented and are subject to evolving national and regional quality and safety standards. Our competitors vary in size, number, scope and breadth of the products and services they offer, and include large multi-national engineering firms and smaller local regional firms.

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

We may engage in acquisitions of companies or technologies that may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention. In January 2011, we completed the acquisition of Meridian Environmental Technology, Inc. We also completed the acquisition of certain assets of Hamilton Signal, Inc. in April 2009. We have in the past acquired, and may in the future acquire, additional complementary businesses, products, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

Our failure to successfully bid on new contracts and renew existing contracts could reduce our revenues and profits. Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions continue, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue particular projects, which could reduce or eliminate our profitability.

We may experience production gaps that could materially and adversely impact our sales and financial results and the ultimate acceptance of our products. It is possible that we could experience unforeseen quality control issues or part shortages as we adjust production to meet current demand for our products. We have historically used single suppliers for certain significant components in our products. Should any such delay or disruption occur, or should a key supplier discontinue operations because of the current economic climate, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins. In particular, while we have not to date experienced a material adverse impact due to the earthquake, tsunami and resulting damage to Japan’s infrastructure, we could experience supply chain interruptions for products sourced from Japan.

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

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales and operations experience, we began work on our first overseas contracts in the United Arab Emirates in Fiscal 2010. We plan to expand our international efforts in the future with respect to all three of our segments, but cannot assure you that we will be successful in those efforts. International operations subject us to various inherent risks including, among others:

•                                          currency fluctuations and restrictions;

•                                          political, social and economic instability, as well as international conflicts and acts of terrorism;

•                                          longer accounts receivable payment cycles;

•                                          import and export license requirements and restrictions of the U. S. and each other country in which we operate;

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

As a smaller reporting company, for our fiscal year ended March 31, 2011, we were exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting Company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis, and even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

•                                          general economic and political conditions;

•                                          international conflicts and acts of terrorism; and

•                                          other factors beyond our control, including but not limited, to the impact on our future revenues as a result of the recent earthquake, tsunami and related events in Japan.

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

As compared to recent prior fiscal years, we experienced declining or flat net sales and contract revenues in our two most recently completed fiscal years. If we fail to manage this decline effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and further declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any unexpected revenue declines successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U. S. As a result, we may not be able to protect our proprietary rights adequately in the U.S. or abroad.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all. We have historically experienced volatility in our earnings and cash flows from operations from year to year. Although we have a $12.0 million revolving line of credit, should we have an event of default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds. Should this occur, or if the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since April 2008, our Class A common stock (now known as our common stock) has traded at closing prices as low as $0.98 per share and as high as $2.98 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our headquarters and principal operations are housed in approximately 52,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California. This facility lease expires in 2015 and contains an option to extend the lease for an additional five years at the market rate at that time.

For additional information regarding our obligations under property leases, see Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.        LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” under Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.        (REMOVED AND RESERVED)

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NYSE Amex under the symbol “ITI.”  The following table sets forth, for the periods indicated, the highest and lowest closing prices for our common stock as reported by NYSE Amex:

	High	Low
Fiscal 2011
Quarter Ended June 30, 2010	$2.09	$1.35
Quarter Ended September 30, 2010	1.56	1.28
Quarter Ended December 31, 2010	1.86	1.35
Quarter Ended March 31, 2011	1.77	1.41

Fiscal 2010
Quarter Ended June 30, 2009	$1.45	$1.14
Quarter Ended September 30, 2009	1.73	1.15
Quarter Ended December 31, 2009	1.60	1.37
Quarter Ended March 31, 2010	2.04	1.31

On May 20, 2011, the last reported sales price of our common stock on the NYSE Amex was $1.31. As of May 20, 2011, we had 405 holders of record of our common stock according to information furnished by our transfer agent.

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

Overview

General. We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems and driver safety solutions to customers in U.S. and internationally.

Acquisitions. In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. for an initial cash payment of approximately $1.6 million. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, which included the Abacus system, for an aggregate purchase price of approximately $518,000.

Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report for additional discussion regarding the above acquisitions.

Business Segments. We currently operate in four reportable segments: Roadway Sensors, Vehicle Sensors, Transportation Systems and Environmental Technology.

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

Vehicle Sensors

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities: lane change, roadway departure and rear-end collision accidents. We developed the world’s first production LDW system and offer a proven system that is available as an OEM and aftermarket option on heavy trucks worldwide and as an option in certain passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. We believe that, as a result of the expected 2013 European Union mandate for LDW and other active safety systems and an general increase in awareness of the potential benefits of LDW, we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. While we believe that this increased competition validates the long-term market opportunity for LDW systems in commercial vehicles, it could also adversely affect our future LDW sales and margins. We are currently working with our European OEM customer base to establish long-term supply agreements that extend through 2013 and beyond in order to meet the anticipated increase in demand; however, we cannot assure you that our efforts will be successful or that the increase in demand will occur. We have entered into an exclusive license of our LDW technology to our strategic partner, Valeo, for the passenger car market. Recently, we and our partner have experienced a greater degree of competition in the passenger car market, as several passenger car OEMs have introduced vehicle platforms with competing LDW systems. However, Valeo continues to pursue opportunities in the passenger car market.

In addition to our LDW systems, our Vehicle Sensors portfolio includes radar-based Forward Collision Warning and Blind Spot Warning systems for the North American truck market, and our SafetyDirect product, a system that reports driver performance data captured by our LDW system, and has the ability to relay this data directly to fleet operators through integration with the truck’s existing fleet communications system. We expect future revenues generated by our SafetyDirect product will be based on a subscription model, whereby we charge our customers a monthly fee based on the number of vehicles equipped with the product. We offer the FCW and BSW features through the resale of Delphi’s radar-based systems, for which we are the exclusive North American dealer, while SafetyDirect was internally developed. These products, together with our LDW products, combine to create a suite of active safety driver assistance features focused on reducing the number of motor vehicle crashes and the severity of crash-related injuries.

Transportation Systems

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Historically, these services and systems have primarily been sold to local, state and national transportation agencies in the U.S. under a broad range of fixed price and cost plus fixed fee contracts; however, in Fiscal 2010, we began work on our first two overseas contract awards and plan to pursue additional international opportunities for our Transportation Systems segment.

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the passage of a new Federal Highway Bill, which Congress is currently working on. We anticipate continued delays in the enactment of such a new bill, and until such time as a bill becomes law, the allotment of transportation funds in federal, state and local budgets may be uncertain. We believe that prolonged uncertainty has adversely impacted, and may continue to adversely impact, our net sales and contract revenues and our overall financial performance in future periods.

Environmental Technology

Our Environmental Technology segment is comprised of the activities of MET, which we acquired in January 2011. This segment specializes in 511 advanced traveler information systems by offering a unique range of customer-specific environmental and operational forecasting products and services. It also utilizes certain internally developed systems and tools as the model for the 511 National Guidelines, and currently delivers a combination of customized route-specific surface weather, travel times and road condition reports statewide across various states in the U.S. We also provide Maintenance Decision Support System (MDSS) management tools that allow users to create solutions to meet roadway maintenance decision needs. MDSS provides detailed and accurate information at the route level that enables the efficient maintenance of roads and highways while optimizing resource use and reducing costs.

Business. Given the current ongoing uncertainties regarding global economic conditions, we continue to remain cautious about our overall business. Since the end users of a majority of our products and services are governmental entities, we are negatively affected by the budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe that the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through recent federal stimulus packages and federal highway bills, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources.

We believe the overall ongoing unfavorable economic environment has negatively affected, and may continue to negatively affect, our financial results for the foreseeable future. Additionally, our ability to accurately forecast our future financial performance and other business trends may be impaired.

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

Revenue Recognition. Product revenues and related costs of sales are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the receivable is reasonably assured. These criteria are typically met at the time of product shipment, but in certain circumstances, may not be met until receipt or acceptance by the customer. Accordingly, at the date revenue is recognized, the significant obligations or uncertainties concerning the sale have been resolved.

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) of fair value is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements that have stand-alone value in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

We account for multiple-element arrangements that consist only of software and software-related services in accordance with industry-specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements and the only undelivered element is post-contract customer support or maintenance, and VSOE of the fair value of such support or maintenance does not exist, revenue from the entire arrangement is recognized ratably over the support period. When the fair value of a delivered element has not been established, but VSOE of fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

Contract Revenues

Contract revenues are derived primarily from long-term contracts with governmental agencies. The majority of our contract revenues are recognized using the percentage of completion method of accounting. Under this method, revenue is recognized as contract performance progresses, and is based on the relationship of costs incurred to total estimated costs. We generally utilize a cost-to-cost approach in applying the percentage of completion method, whereby revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Costs are generally determined from actual hours of labor effort expended. Direct non-labor costs are charged as incurred plus any mark-up permitted under the contract. Certain of our contract revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measure. Contract revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts for which no specific maximum contract values are stipulated.

Any anticipated losses on contracts are charged to operations when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to recognized costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. Under the percentage of completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, and achievement of milestones, incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are based on various professional judgments we make with respect to those factors and are subject to change as the project proceeds and new information becomes available. We have a history of making reasonably dependable estimates of the extent of progress towards completion and contract completion costs on our long-term contracts.  However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from our estimates.

Substantially all of our contracts are of the following types:

Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our customers for our costs, including both direct and indirect costs, plus a fixed negotiated fee.

Fixed-Price. Under fixed-price contracts, our customers pay us an agreed fixed amount negotiated in advance for a specified scope of work. Prior to completion, our recognized profit margins on any fixed price contract depend on the accuracy of our estimates and will increase to the extent that our current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if our current estimated costs exceed prior estimates, our profit margins will decrease and we may realize a loss on a project.

Time-and-Materials. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our customers based on the actual time that we spend on a project. In addition, customers reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage-of-completion method.

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

Acquisitions and Intangible Assets. The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets can only be recognized as goodwill in a business combination in accordance with relevant accounting guidance.

Our intangible assets are amortized over the estimated useful life of the asset. We periodically evaluate the recoverability of the intangible assets and consider any changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as significant decreases in revenue or the operating results of one or more of our operating segments, could require future write-downs of our intangible assets.

Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment annually in our fourth fiscal quarter at the reporting unit level unless a change in circumstances indicates that an interim impairment analysis is required. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. Impairment, if any, is measured based on the estimated fair value of the reporting units with the recorded goodwill. The fair value of our reporting units is determined by using the income approach methodology of valuation which utilizes discounted cash flows. The estimated fair value of our reporting units also includes a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. In estimating future cash flows, we generally use the financial assumptions in our current budget and our current strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rates we estimate to represent our cost of funds. It is possible, however, that the plans may change and the estimates used may prove to be inaccurate. In the future, the value of goodwill attributable to each of our reporting units could be adversely impacted by, among other factors, declines in our financial results or market capitalization for an extended period of time or our failure to meet financial performance projections included in our forecasts of future operating results.

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

Applicable accounting guidance requires that we review all of our tax positions and make a determination as to whether each position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon effective settlement or disposition of the underlying issue.

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

Stock-Based Compensation. We record stock-based compensation in the statement of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period.  Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. Our assumptions under the BSM formula include the following: (i) expected volatilities are based on the historical volatility of our stock price, (ii) the expected life of options is derived based on the historical life of our options, (iii) the risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant and (iv) the dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. We include an estimate of forfeitures in the calculation of stock-based compensation expense. Future stock-based compensation expense in any particular quarter or year could be affected by changes in our assumptions, changes in market conditions, or to the extent that we grant additional stock-based awards. Additionally, if there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

	Year Ended March 31,
	2011	2010	2009

Net sales and contract revenues:
Net sales	60.0%	54.5%	55.4%
Contract revenues	40.0	45.5	44.6
Total net sales and contract revenues	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	30.1	28.4	29.3
Cost of contract revenues	26.3	30.0	30.4
Gross profit	43.6	41.6	40.3
Operating expenses:
Selling, general and administrative	31.4	29.3	26.0
Research and development	6.3	6.3	5.8
Impairment of goodwill	13.4	—	—
Amortization of intangible assets	0.4	0.3	0.2
Change in fair value of contingent acquisition consideration	0.1	—	—
Total operating expenses	51.6	35.9	32.0
Operating income (loss)	(7.9)	5.7	8.2
Non-operating income (expense):
Other income, net	0.0	0.1	0.2
Interest expense, net	(0.3)	(0.5)	(0.9)
Income (loss) before income taxes	(8.2)	5.3	7.5
Benefit (provision) for income taxes	(0.6)	(1.5)	7.6
Net income (loss)	(8.8)%	3.8%	15.1%

Analysis of Fiscal 2011, Fiscal 2010 and Fiscal 2009 Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of product sales from our Roadway Sensors and Vehicle Sensors segments, as well as contract engineering revenue and royalty revenue generated from our Vehicle Sensors segment. Contract revenues consist of revenues derived from our Transportation Systems and Environmental Technology segments.

The following tables present details of our net sales and contract revenues for Fiscal 2011 compared to Fiscal 2010, and Fiscal 2010 compared to Fiscal 2009:

	Fiscal	Fiscal	Increase	%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Roadway Sensors	$28,208	$25,341	$2,867	11.3%
Vehicle Sensors	7,477	6,309	1,168	18.5
Net sales	35,685	31,650	4,035	12.7
Contract revenues	23,758	26,413	(2,655)	(10.1)
Total net sales and contract revenues	$59,443	$58,063	$1,380	2.4

	Fiscal	Fiscal		%
	2010	2009	Decrease	Change
	(In thousands, except percentages)
Roadway Sensors	$25,341	$27,197	$(1,856)	(6.8)%
Vehicle Sensors	6,309	11,230	(4,921)	(43.8)
Net sales	31,650	38,427	(6,777)	(17.6)
Contract revenues	26,413	30,932	(4,519)	(14.6)
Total net sales and contract revenues	$58,063	$69,359	$(11,296)	(16.3)

We currently have a diverse customer base with no individual customer representing greater than 10% of our total annual net sales and contract revenues for Fiscal 2011, Fiscal 2010 or Fiscal 2009.

Roadway Sensors

The increase in Roadway Sensors net sales for Fiscal 2011 as compared to Fiscal 2010 were driven by higher unit sales domestically from both our direct sales and dealer markets, which was offset in part by lower prices due to competitive pressures. In the current fiscal year, we also saw particular strength, both domestically and internationally, in certain of our newer product lines which were introduced within the last 12 to 18 months. Additionally, we believe we have recently gained market share as a result of these new product introductions. However, we cannot assure you that these new products will continue to gain market share or new products we develop in the future will be as successful. Net sales for Fiscal 2010 declined when compared to Fiscal 2009 mainly due to the effects of reduced and delayed spending on infrastructure projects, in part due to the decline in commercial and residential construction as well as state and local government budgetary pressures, and increased competition in the market.

Vehicle Sensors

Vehicle Sensors net sales were primarily made up of sales of our LDW systems to the heavy truck market, which aggregated approximately $6.9 million in Fiscal 2011, $5.6 million in Fiscal 2010 and $9.9 million in Fiscal 2009. As compared to Fiscal 2010, during Fiscal 2011 we saw relatively higher unit sales of our LDW products to each of our key markets, particularly to our foreign OEM heavy truck customers in Japan and Europe, as well as our domestic truck fleet customers. In the fourth quarter of Fiscal 2011, we experienced slightly lower total unit shipments to Japan, as compared to recent prior quarters, which we believe was partially attributable to the crisis caused by the earthquake and tsunami that occurred in that region in March 2011. In the near term, we remain uncertain as to whether our sales volumes to this region will be adversely impacted as a result of the crisis. Our Fiscal 2010 net sales were significantly lower when compared to Fiscal 2009 levels, as we saw a substantial slowdown in overall LDW unit shipments to each of our key markets, which began in the fourth quarter of Fiscal 2009. We believe this was driven largely by the weakness in the U.S. and worldwide economy at that time, in which there was a significant decline in new heavy truck sales in general. Although we have experienced improvements in our sales in the current year, we remain cautious in our outlook for the upcoming year. We anticipate that Vehicle Sensors unit sales in future periods could be adversely impacted by, among other factors, slower than expected adoption rates of our LDW system across each of our target markets and the continuing uncertainty in the global economic environment. Additionally, future unit sales of LDW systems and unit pricing could be adversely impacted as a result of increased competition in this market.

Also included in Vehicle Sensors net sales are revenues from contract engineering services and royalty revenues in the passenger car market that are derived from our strategic relationship with Valeo, which aggregated approximately $568,000, $685,000 and $1.3 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. We have experienced year-over-year decreases in contract engineering services provided to Valeo as the pertinent engineering development activities have generally reached maturity for the related vehicle platforms that currently incorporate our LDW system. During the current fiscal year, the decrease in contract engineering services provided was partially offset by an increase in our royalty revenues. Our LDW systems are currently offered as an option on four Infiniti models. While Valeo is promoting our LDW systems to other passenger car OEMs, we cannot assure you that Valeo will be successful in these efforts.

Contract Revenues

Contract revenues are derived from our Transportation Systems segment, and upon our acquisition of MET in January 2011, also include the revenues from our Environmental Technology segment. Our contract revenues are primarily dependent upon the continued availability of funding at both the state and federal levels from the various departments of transportation. Our Fiscal 2011 contract revenues include approximately $1.5 million of revenues attributable to MET. Our Transportation Systems contract revenues have sequentially decreased over the last two fiscal years primarily as a result of the ongoing weakness in the markets this segment serves, which has been aggravated by the general lengthening of the overall sales cycle, from the bid and proposal process, to the signing of a contract and commencement of work on a project. Government budgeting constraints and funding delays or reductions on various existing contracts, particularly in the Southeast region of the U.S., also contributed to the sequential declines in our revenues. Our private planning group, which focuses on private development consulting, has likewise experienced particular weakness over the last two years. The decrease in our Fiscal 2010 revenues, as compared to Fiscal 2009, was also partially attributable to the timing differences on certain of our larger contracts, which contained a higher amount of sub-consultant revenue in Fiscal 2009, but such contracts were mostly completed by the end of Fiscal 2009 and were not replaced with similar contracts in Fiscal 2010.

Going forward, we plan to continue to pursue large contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of both our Transportation Systems and Environmental Technology segments to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel.

Gross Profit. The following tables present details of our gross profit for Fiscal 2011 compared to Fiscal 2010, and Fiscal 2010 compared to Fiscal 2009:

	Fiscal	Fiscal		%
	2011	2010	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$25,941	$24,159	$1,782	7.4%
Total gross profit as a % of total net sales and contract revenues	43.6%	41.6%
Gross profit as a % of net sales	49.9%	47.9%
Gross profit as a % of contract revenues	34.2%	34.1%

	Fiscal	Fiscal		%
	2010	2009	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$24,159	$27,919	$(3,760)	(13.5)%
Total gross profit as a % of total net sales and contract revenues	41.6%	40.3%
Gross profit as a % of net sales	47.9%	47.1%
Gross profit as a % of contract revenues	34.1%	31.8%

Our total gross profit as a percent of total net sales and contract revenues increased in Fiscal 2011 compared to Fiscal 2010 primarily as a result of our product and service mix. In Fiscal 2011, our net sales, which are substantially comprised of product sales,   represented approximately 60% of our total net sales and contract revenues as compared to 55% in Fiscal 2010. Our net sales generally carry higher margins than our contract revenues derived primarily from our consulting services. Our total gross profit as a percent of total net sales and contract revenues for Fiscal 2010 increased slightly compared to Fiscal 2009 primarily due to higher margins from our net sales, particularly Roadway Sensors, as we realized cost savings due to lower costs of materials driven by improvements in our supply chain management. The increase from Fiscal 2009 to Fiscal 2010 was also attributable, to a lesser extent, to the improvement in our Transportation Systems margins in Fiscal 2010, as discussed further below.

The increase in gross profit as a percent of sales (“gross margin”) in Fiscal 2011 as compared to Fiscal 2010 was primarily a result of higher overall net sales and margins in Roadway Sensors during the current year. Such higher margins were largely driven by our customer mix and lower costs for certain key materials. We generally enjoy higher gross margins on direct sales as compared to dealer and aftermarket sales. In Vehicle Sensors, we also experienced a significant improvement in our year over year gross margins as a result of (i) higher product sales levels in the current year which provided for improved overhead absorption and (ii) higher royalty revenues from Valeo. The slight increase in gross margin in Fiscal 2010 as compared to Fiscal 2009 was due to certain materials cost savings, as discussed above, and a favorable customer mix weighted more toward direct sales. This increase was partially offset during Fiscal 2010 by decreased gross margins in Vehicle Sensors, which was largely driven by lower overhead absorption due to the decline in sales as compared to Fiscal 2009, along with an increase in certain estimates for additional excess and obsolete inventory provisions in Fiscal 2010. Gross profit as a percentage of net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as possible shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize the majority of our contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. Gross profit as percent of contract revenues in Fiscal 2011 were highly consistent with those of Fiscal 2010. The increase in gross profit as a percent of contract revenues in Fiscal 2010 compared to Fiscal 2009 was primarily due to a contract mix weighted more toward higher margin contracts in Fiscal 2010. Our higher margin contracts often contain a comparatively lower proportion of sub-consulting revenues associated with them. We expect the variability and timing of contract mix and related sub-consulting content in our Transportation Systems and Environmental Technology segments in future periods, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, will cause fluctuations in our margins from contract revenues from period to period.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for Fiscal 2011 and Fiscal 2010:

	Fiscal 2011		Fiscal 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$13,040	21.9%	$11,262	19.4%	$1,778	15.8%
Facilities, insurance and supplies	2,329	3.9	2,444	4.2	(115)	(4.7)
Travel and conferences	1,590	2.7	1,488	2.6	102	6.9
Professional and outside services	1,378	2.3	1,038	1.8	340	32.8
Other	317	0.5	772	1.3	(455)	(58.9)
Selling, general and administrative	$18,654	31.4%	$17,004	29.3%	$1,650	9.7

The increase in selling, general and administrative expenses in Fiscal 2011 as compared to Fiscal 2010 was primarily due to (i) higher selling and commission-related expenses for our Roadway Sensors and Vehicle Sensors segments, as total net sales for both segments increased approximately 11% and 19%, respectively, from Fiscal 2010 levels, (ii) higher salary and headcount-related expenses as we have added certain key sales and marketing personnel in all of our business segments, including as a result of the acquisition of MET in January 2011, (iii) additional consulting and outside services expenses in the Vehicle Sensors segment related to market research and certain other sales and marketing activities and (iv) additional legal and professional services related to our acquisition of MET, along with various other corporate initiatives. We also saw a shift from cost of sales to sales and marketing of certain of our headcount expenses in our Transportation Systems segment in the current year commensurate with the overall decline in this segment’s revenues and the reallocation of existing personnel in an effort to expand our contract backlog and increase contract revenues. However, we cannot assure you that our efforts will be successful. Additionally, during Fiscal 2011, we realized approximately $250,000 in reversals of certain previously recorded bad debt expense (included in the “Other” category in the table above) as a result of collecting certain large accounts receivable balances. In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable.

The following table presents selling, general and administrative expense for Fiscal 2010 and 2009:

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

The decrease in selling, general and administrative expenses in Fiscal 2010 as compared to Fiscal 2009 was primarily due to (i) our overall reduction in headcount during Fiscal 2010; (ii) lower accruals for bonuses and other incentive compensation primarily due to lower sales and operating profit in Fiscal 2010; and (iii) the suspension of our matching contributions under our 401(k) plan effective July 1, 2009. We also reduced our professional and outside services expenses during Fiscal 2010 primarily through our efforts to conserve costs and scale back our usage of such services, along with various efficiencies gained in our internal control assessment and other financial reporting obligations.

Research and Development Expense

The following table presents research and development expense for Fiscal 2011 and Fiscal 2010:

	Fiscal 2011		Fiscal 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,381	4.0%	$2,655	4.6%	$(274)	(10.3)%
Facilties, development and supplies	1,173	2.0	883	1.5	290	32.8
Other	208	0.3	140	0.2	68	48.6
Research and development	$3,762	6.3%	$3,678	6.3%	$84	2.3

Research and development expenses for Fiscal 2011 were generally consistent, in total, with those of Fiscal 2010. During Fiscal 2011, we incurred certain additional external costs primarily for development and related activities associated with our Vehicle Sensors segment. As compared to the prior year, the increase in these costs was largely offset by lower personnel-related expenses. We believe research and development activities are crucial to our ability to continue to be a leader in our markets.

The following table presents research and development expense for Fiscal 2010 and 2009:

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

Impairment of Goodwill.  We performed annual impairment assessments of the carrying value of goodwill for the fiscal years ended March 31, 2010 and 2009. Based on these assessments, we determined that no impairment as of either of these dates was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

As of September 30, 2010, we performed the first step in the impairment analysis of the carrying value of goodwill for all reporting units primarily due to the decline in our stock price and market capitalization since our fiscal year ended March 31, 2010 and the ongoing weakness in the economic environment. This analysis did not result in any impairment charges during the quarter ended September 30, 2010.

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

Subsequent to the interim impairment test as of December 31, 2010 described above, we performed our annual impairment assessment of the carrying value of goodwill as of March 31, 2011. Based on this assessment, we determined that no impairment as of this date was indicated, as the estimated fair value of each of our reporting units exceeded its respective carrying value. At March 31, 2011, our Roadway Sensors, Vehicle Sensors, Transportation Systems and Environmental Technology reporting units had goodwill balances of $8.2 million, $4.7 million, $7.2 million and $1.2 million, respectively. We believe we have no goodwill at risk, as the estimated fair values of our Roadway Sensors, Vehicle Sensors and Transportations Systems reporting units significantly exceeded their carrying values at March 31, 2011. The fair value of our Environment Technology reporting unit at March 31, 2011 approximated its carrying value given that the acquisition of MET occurred in January 2011. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than the original estimates used to assess for impairment of our goodwill, we could incur future goodwill impairment charges.

Interest Expense, Net

Net interest expense was $152,000, $264,000 and $646,000 in Fiscal 2011, 2010 and 2009, respectively. The sequential decreases were primarily due to our lower overall level of borrowings, as we continue to make monthly principal payments on our term note. See “Liquidity and Capital Resources” below for additional details on our borrowings.

Income Taxes

The following table presents our benefit (provision) for income taxes for Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	Year Ended March 31,
	2011	2010	2009
	(In thousands, except percentages)
Benefit (provision) for income taxes	$(353)	$(895)	$5,297
Effective tax rate	7.3%	28.9%	(102.3)%

Our effective tax rate for Fiscal 2011 was impacted unfavorably by a portion of the charge recorded for the impairment of goodwill, amounting to approximately $2.2 million, for which there is no corresponding tax basis. This unfavorable impact was partially offset by the impact of the recognition of approximately $327,000 of previously unrecognized tax benefits during the year due to expiration of certain federal and state statutes in various jurisdictions. Our effective tax rate for Fiscal 2010 was favorably impacted by the recognition of approximately $414,000 of unrecognized tax benefits during the year due to the expiration of certain federal and state statutes in various jurisdictions. The income tax benefit recorded in Fiscal 2009 was primarily the result of a decrease in the valuation allowance recorded against our deferred tax assets as a result of changes in estimates of the future realizability of these assets.

As of March 31, 2011 and 2010, respectively, we determined that it was more likely than not that our deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded against our deferred tax assets as of either such dates. In making our determination as to the realizability of our deferred tax assets, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

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

At March 31, 2011, we had $35.7 million of federal net operating loss carryforwards and $18.6 million of state net operating loss carryforwards that begin to expire in 2019 and 2017, respectively. Due to changes in stock ownership, our federal net operating loss carryforwards and other federal attributes are subject to a Section 382 annual limitation. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will cause us to have future income tax payments that are substantially lower than the income tax liability calculated using statutory tax rates.

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

At March 31, 2011, we had $19.9 million in working capital, which included no borrowings on our $12.0 million line of credit and $11.8 million in cash and cash equivalents. This compares to working capital of $22.6 million at March 31, 2010, which included no borrowings on our line of credit and $10.4 million in cash and cash equivalents.

The following table summarizes our cash flows for Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,346	$6,484	$6,390
Investing activities	(1,530)	(594)	(795)
Financing activities	(2,403)	(1,857)	413

Operating Activities.  Cash provided by our operations in Fiscal 2011 was the result of (i) $9.9 million in non-cash items within the statement of operations, primarily $8.0 million for the impairment of goodwill, depreciation expense of $1.0 million and stock-based compensation expense of $382,000; and (ii) $614,000 in positive cash flows resulting from changes in our operating assets and liabilities during the year, all of which was partially offset by our net loss of $5.2 million for the year.

Our inventories increased approximately $953,000, or 35%, from March 31, 2010 to March 31, 2011 as we have built up certain inventories on hand to meet anticipated increases in our product net sales in both Roadway Sensors and Vehicle Sensors. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive from our customers, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence and potentially excess inventory levels.

The increase in accounts payable by approximately $920,000 from March 31, 2010 to March 31, 2011 was driven by our increased inventory levels and the general timing of payments to vendors.

Cash provided by our operations in Fiscal 2010 was primarily the result of (i) our Fiscal 2010 net income of $2.2 million; (ii) $2.5 million in non-cash items within the statement of operations, primarily consisting of adjustments to our deferred tax assets of $1.0 million, depreciation expense of $986,000 and stock-based compensation expense of $375,000; and (iii) $1.7 million in cash resulting from changes in our operating assets and liabilities during the year.

Cash provided by our operations in Fiscal 2009 was primarily the result of our Fiscal 2009 net income of $10.5 million adjusted for $3.7 million of net non-cash items within the statement of operations, which was comprised primarily of adjustments to our deferred tax balances of $5.4 million, offset slightly by depreciation expense of $1.0 million and stock-based compensation, amortization and other items totaling $642,000.

Investing Activities.  Cash used in our investing activities for Fiscal 2011 consisted of (i) $1.1 million used for the acquisition of MET and purchases of property and equipment of $414,000. In April 2011, we made an additional payment of $137,000 related to the MET acquisition. For further information on our acquisitions, refer to Note 3 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report. Our investing activities for Fiscal 2010 consisted of purchases of property and equipment of

$294,000, as well as $300,000 representing the initial payment for the acquisition of certain assets of Hamilton Signal, Inc. Cash used in investing activities for Fiscal 2009 consisted of purchases of certain property and equipment of $795,000.

Financing Activities.  Net cash used in financing activities during Fiscal 2011 primarily consisted of $2.4 million in payments on our long-term debt and $106,000 for the first anniversary payment for the Hamilton Signal acquisition. In April 2011, we made our final payment of $112,000 for the Hamilton Signal acquisition. Net cash used in financing activities during Fiscal 2010 consisted of net payments on our long-term debt of $2.0 million. The net payments on our long-term debt during Fiscal 2010 were partially offset by $143,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock. Net cash provided by financing activities in Fiscal 2009 was the result of $939,000 in cash inflows from the exercise of stock options to purchase our common stock, partially offset by net payments on our borrowings of $526,000.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (the “Bank”), which provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). In September 2010, we entered into a modification agreement with the Bank to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2011, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of March 31, 2011, we had outstanding borrowings of approximately $3.0 million under the term note included in our credit facility. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on each of November 1, 2010 and 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

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

Off Balance Sheet Arrangements

Other than our operating leases, which are further described at Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not believe we have any other material off balance sheet arrangements at March 31, 2011.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction and repairs during the winter months due to inclement weather conditions.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is limited to our line of credit and our bank term note. Our line of credit bears interest equal to the prevailing prime rate (3.25% at March 31, 2011) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

Foreign Currency Risk

To date, a small portion of our net sales have been denominated in Euros. Gains or losses from foreign currency remeasurement are included in “other income, net” in our consolidated financial statements and to date have not been significant. We do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We do not currently purchase derivative financial instruments to hedge foreign currency exchange risk, but may do so in the future.

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

We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

ITEM 9B.       OTHER INFORMATION

In February 2011, three of our executive officers, Abbas Mohaddes, James Miele and Greg McKhann, entered into stock selling plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. All of such plans only cover shares of the Company’s common stock issuable upon exercise of stock options that expire on September 26, 2011. Mr. Mohaddes’ plan covers the sale of up to an aggregate of 210,000 shares, with initial sales under the plan commencing on June 8, 2011. Mr. Miele’s plan covers the sale of up to an aggregate of 40,000 shares, with initial sales commencing on June 6, 2011. Mr. McKhann’s plan covers the sale of up to an aggregate of 96,000 shares, with initial sales commencing on June 8, 2011. Shares covered by the above-described 10b5-1 plans will be sold if the market price per share of our common stock reaches the amounts designated in the applicable plan.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information - Executive Officers,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

(d)  Corporate Governance. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

(e)  Audit Committee. The information under the caption “Board Meetings and Committees — Audit Committee,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Transactions,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated: June 1, 2011	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	June 1, 2011
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	June 1, 2011
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	June 1, 2011
Gregory A. Miner

/s/ RICHARD CHAR	Director	June 1, 2011
Richard Char

/s/ KEVIN C. DALY	Director	June 1, 2011
Kevin C. Daly, Ph.D.

/s/ JOHN SEAZHOLTZ	Director	June 1, 2011
John Seazholtz

/s/ JOEL SLUTZKY	Director	June 1, 2011
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	June 1, 2011
Thomas L. Thomas

/s/ MIKEL WILLIAMS	Director	June 1, 2011
Mikel Williams

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Iteris, Inc.

We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Irvine, California
June 1, 2011

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$11,818	$10,405
Trade accounts receivable, net of allowance for doubtful accounts of $387 and $768 at March 31, 2011 and 2010, respectively	10,941	11,311
Costs in excess of billings on uncompleted contracts	4,070	3,871
Inventories	3,680	2,727
Deferred income taxes	2,927	4,993
Prepaid expenses and other current assets	432	623
Total current assets	33,868	33,930
Property and equipment, net	2,607	2,550
Deferred income taxes	10,807	9,739
Intangible assets, net	1,850	452
Goodwill	21,270	27,791
Other assets	203	200
Total assets	$70,605	$74,662

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,412	$2,492
Accrued payroll and related expenses	3,538	2,709
Accrued liabilities	3,387	1,748
Billings in excess of costs and estimated earnings on uncompleted contracts	1,335	2,105
Current portion of long-term debt	2,324	2,324
Total current liabilities	13,996	11,378
Long-term debt	640	2,969
Deferred rent	1,058	1,386
Unrecognized tax benefits	587	751
Other non-current liabilities	1,028	112
Total liabilities	17,309	16,596
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock. $0.10 par value:
Authorized shares - 70,000 at March 31, 2011 and 2010
Issued and outstanding shares - 34,364 at March 31, 2011 and 34,318 at March 31, 2010	3,436	3,432
Additional paid-in capital	137,938	137,503
Accumulated deficit	(88,078)	(82,869)
Total stockholders’ equity	53,296	58,066
Total liabilities and stockholders’ equity	$70,605	$74,662

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2011	2010	2009

Net sales and contract revenues:
Net sales	$35,685	$31,650	$38,427
Contract revenues	23,758	26,413	30,932
Total net sales and contract revenues	59,443	58,063	69,359
Costs of net sales and contract revenues:
Cost of net sales	17,867	16,505	20,346
Cost of contract revenues	15,635	17,399	21,094
Gross profit	25,941	24,159	27,919
Operating expenses:
Selling, general and administrative	18,654	17,004	18,035
Research and development	3,762	3,678	4,030
Impairment of goodwill	7,970	—	—
Amortization of intangible assets	222	159	147
Change in fair value of contingent acquisition consideration	55	—	—
Total operating expenses	30,663	20,841	22,212
Operating income (loss)	(4,722)	3,318	5,707
Non-operating income (expense):
Other income, net	18	44	116
Interest expense, net	(152)	(264)	(646)
Income (loss) before income taxes	(4,856)	3,098	5,177
Benefit (provision) for income taxes	(353)	(895)	5,297
Net income (loss)	$(5,209)	$2,203	$10,474

Net income (loss) per share:
Basic	$(0.15)	$0.06	$0.31
Diluted	$(0.15)	$0.06	$0.30
Weighted-average shares outstanding:
Basic	34,335	34,249	33,964
Diluted	34,335	34,435	34,638

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss)

(In thousands)

				Common		Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-In	Held in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Trust	Deficit	Income (Loss)	Equity

Balance at March 31, 2008	33,420	$3,342	$135,516	$(202)	$(95,499)	$54	$43,211
Stock option exercises	785	78	861	—	—	—	939
Stock-based compensation	—	—	364	—	—	—	364
Issuance of shares held in trust	—	—	256	171	—	—	427
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	(57)	(57)
Net income	—	—	—	—	10,474	—	10,474
Comprehensive income	—	—	—	—	—	—	10,417
Balance at March 31, 2009	34,205	3,420	136,997	(31)	(85,025)	(3)	55,358
Cumulative effect of adoption of change in accounting for warrants	—	—	—	—	(47)	—	(47)
Stock option exercises	113	12	131	—	—	—	143
Stock-based compensation	—	—	375	—	—	—	375
Issuance of shares held in trust	—	—	—	31	—	—	31
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	3	3
Net income	—	—	—	—	2,203	—	2,203
Comprehensive income	—	—	—	—	—	—	2,206
Balance at March 31, 2010	34,318	3,432	137,503	—	(82,869)	—	58,066
Stock option exercises	46	4	53	—	—	—	57
Stock-based compensation	—	—	382	—	—	—	382
Net loss and comprehensive loss	—	—	—	—	(5,209)	—	(5,209)
Balance at March 31, 2011	34,364	$3,436	$137,938	$—	$(88,078)	$—	$53,296

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2011	2010	2009

Cash flows from operating activities
Net income (loss)	$(5,209)	$2,203	$10,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	273	1,014	(5,398)
Depreciation of property and equipment	1,030	986	1,018
Stock-based compensation	382	375	364
Impairment of goodwill	7,970	—	—
Amortization of intangible assets	222	159	147
Change in fair value of contingent acquisition consideration	55	—	—
Loss on disposal of equipment	9	—	—
Gain on early extinguishment of debt	—	—	(50)
Amortization of debt discounts	—	—	109
Amortization of deferred financing costs	—	—	72
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,052	1,137	660
Net costs and estimated earnings in excess of billings	(501)	917	1,542
Inventories	(953)	2,954	(1,455)
Prepaid expenses and other assets	211	(350)	97
Accounts payable and accrued expenses	805	(2,911)	(1,190)
Net cash provided by operating activities	5,346	6,484	6,390

Cash flows from investing activities
Purchases of property and equipment	(414)	(294)	(795)
Net cash paid for business combinations	(1,116)	(300)	—
Net cash used in investing activities	(1,530)	(594)	(795)

Cash flows from financing activities
Payments on long-term debt	(2,354)	(2,750)	(7,069)
Borrowings on long-term debt	—	750	6,543
Deferred payment for prior business combination	(106)	—	—
Proceeds from stock option exercises	57	143	939
Net cash provided by (used in) financing activities	(2,403)	(1,857)	413
Effect of exchange rate changes on cash	—	—	(57)
Increase in cash and cash equivalents	1,413	4,033	5,951
Cash and cash equivalents at beginning of year	10,405	6,372	421
Cash and cash equivalents at end of year	$11,818	$10,405	$6,372

Supplemental cash flow information:
Cash paid during the year for:
Interest	$200	$306	$545
Income taxes	455	159	462

Supplemental schedule of non-cash investing and financing activities:
Liabilities incurred for business combinations	$2,610	$218	$—
Fair value of common stock issued in settlement of liabilities	—	31	427

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2011

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

Basis of Presentation

Our consolidated financial statements include the accounts of Iteris and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible asset and goodwill, the valuation of debt and equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill.

Revenue Recognition

Net Sales

Product revenues and related costs of sales are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the receivable is reasonably assured. These criteria are typically met at the time of product shipment, but in certain circumstances, may not be met until receipt or acceptance by the customer. Accordingly, at the date revenue is recognized, the significant obligations or uncertainties concerning the sale have been resolved.

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) of fair value is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) that has stand-alone value based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

We account for multiple-element arrangements that consist only of software and software-related services in accordance with applicable accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements and the only undelivered element is post-contract customer support or maintenance, and VSOE of the fair value of such support or maintenance does not exist, revenue from the entire arrangement is recognized ratably over the support period. When the fair value of a delivered element has not been established, but VSOE of fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying consolidated statements of operations and totaled $568,000, $685,000 and $1.3 million for the fiscal years ending March 31, 2011, 2010 and 2009, respectively.

Contract Revenues

Contract revenues are derived primarily from long-term contracts with governmental agencies. The majority of our contract revenues are recognized using the percentage of completion method of accounting, whereby costs incurred plus a portion of estimated fees or profits are determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. Certain of our contract revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measure. Contract revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts for which no specific maximum contract values are stipulated.

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

Costs in excess of billings on uncompleted contracts at March 31, 2011 and 2010 include $400,000 and $635,000, respectively, which were not billable as certain milestone objectives specified in the contracts had not been attained. Substantially all costs and estimated earnings in excess of billings at March 31, 2011 are expected to be billed and collected during the fiscal year ending March 31, 2012.

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

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become known. The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on United States (“U.S.”) or other government contracts and contract closeout settlements.

Foreign Currency

We have determined that the functional currency of our subsidiary in Europe is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Remeasurement gains and losses are reported in “other income, net” in the consolidated statements of operations.

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

Our accounts receivable are primarily derived from revenues earned from customers located throughout North America, as well as in Europe, Asia, and South America. We generally do not require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

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

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit’s carrying amount, including goodwill. We determine the fair value of reporting units using the income approach with a reconciliation of the total reporting unit fair value to our total market capitalization. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and an impairment charge is recorded for any excess carrying amount over fair value. We performed annual impairment assessments of the carrying value of goodwill for each of the fiscal years ended March 31, 2011, 2010 and 2009. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. Refer to Note 4 for additional discussion regarding our interim goodwill impairment analyses during the fiscal year ended March 31, 2011.

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

Stock-Based Compensation

We record stock-based compensation in the consolidated statements of operations as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

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

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $224,000, $153,000 and $202,000 in the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when a delivered item included in a multiple-element arrangement may be treated as a separate unit of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. We adopted the amendments prescribed by ASU 2009-13 for our fiscal year beginning April 1, 2010 and such adoption did not have a material impact on our consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, Disclosures of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amends certain existing, and adds additional, pro forma disclosure requirements for public companies under ASC 805, Business Combinations. We expect to adopt the amendments prescribed in ASU 2010-29 for business combinations for which the acquisition date is after our fiscal year beginning April 1, 2011. We do not expect such adoption to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends ASC 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance in U.S. GAAP. Additionally, among other disclosures, the ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We will be required to adopt the amendments prescribed by ASU 2011-04 for our fiscal year beginning April 1, 2012. We have not yet evaluated the impact of adoption on our consolidated financial statements.

2.             Supplementary Financial Information

Inventories

The following table presents details regarding our inventories:

	March 31,
	2011	2010
	(In thousands)
Materials and supplies	$2,668	$2,292
Work in process	128	49
Finished goods	884	386
	$3,680	$2,727

Property and Equipment

The following table presents details of our property and equipment:

	March 31,
	2011	2010
	(In thousands)
Equipment	$9,357	$8,334
Leasehold improvements	1,985	1,940
Accumulated depreciation	(8,735)	(7,724)
	$2,607	$2,550

Intangible Assets

The following table presents details regarding our intangible assets:

	March 31, 2011		March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Developed technology	$1,566	$(719)	$996	$(595)
Patents	317	(312)	317	(266)
Customer contracts / relationships	500	(21)	—	—
Other	550	(31)	—	—
Total	$2,933	$(1,083)	$1,313	$(861)

Amortization expense for intangible assets subject to amortization was $222,000, $159,000, and $147,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. We do not have any intangible assets with indefinite useful lives. Future estimated amortization expense is as follows:

Year Ending March 31
(In thousands)
2012	$410
2013	404
2014	387
2015	237
2016	229
Thereafter	183
$1,850

Refer to Note 3 for additional information regarding intangible assets acquired during the fiscal years ended March 31, 2011 and 2010. If we acquire additional intangible assets in future periods, our amortization expense will increase.

Goodwill

The following table presents the activity related to the carrying value of our goodwill by reportable segment for the fiscal year ended March 31, 2011:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Environmental Technology	Total
	(In thousands)
Beginning balance - April 1, 2010
Goodwill	$8,214	$4,671	$14,906	$—	$27,791
Accumulated impairment losses	—	—	—	—	—
	8,214	4,671	14,906	—	27,791
Acquisition of Meridian Environmental Technology, Inc. (Note 3)	—	—	219	1,230	1,449
Impairment of Transportation Systems goodwill (Note 4)	—	—	(7,970)	—	(7,970)
Ending balance - March 31, 2011
Goodwill	8,214	4,671	15,125	1,230	29,240
Accumulated impairment losses	—	—	(7,970)	—	(7,970)
	$8,214	$4,671	$7,155	$1,230	$21,270

Refer to Note 11 for additional information on our reportable segments.

Warranty Reserve Activity

The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$468	$582	$494
Additions charged to cost of sales	130	221	342
Warranty claims	(213)	(335)	(254)
Balance at end of year	$385	$468	$582

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(5,209)	$2,203	$10,474

Denominator:
Weighted average common shares used in basic computation	34,335	34,249	33,964
Dilutive stock options	—	185	671
Dilutive warrants	—	1	3
Weighted average common shares used in diluted computation	34,335	34,435	34,638

Net income (loss) per share:
Basic	$(0.15)	$0.06	$0.31
Diluted	$(0.15)	$0.06	$0.30

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Stock options	1,467	1,790	1,518
Warrants	272	371	1,158
Restricted stock units	54	—	—
Convertible debentures	—	—	1,281

3.            Acquisitions

Meridian Environmental Technology, Inc.

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

Our consolidated financial statements for the fiscal year ended March 31, 2011 include the results of operations of MET commencing as of the acquisition date. On the acquisition date, we paid approximately $1.5 million in cash, exclusive of $369,000 of cash acquired. In April 2011, we paid another $137,000 in cash as a result of certain post-closing adjustments. We also agreed to pay up to $1 million on each of the first two anniversaries of the acquisition date, subject to adjustments related to the retention of various key employees and certain other adjustments as further defined in the agreement. Additionally, we may pay up to an additional $1 million per year for two years pursuant to an earn-out provision, based on revenue and operating income achieved from MET’s operations during the twelve months ending December 31, 2011 and 2012. The potential outcomes pertaining to these contingent consideration payments range from zero to approximately $4.0 million. Acquisition-related costs were not significant and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2011.

Acquisition Accounting

We have accounted for this acquisition as a business combination in accordance with applicable accounting guidance. We measured the fair value of the consideration transferred (including contingent consideration) to determine the purchase price of the acquisition. We allocated the fair value of consideration transferred to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.

The acquisition is recorded as follows (in thousands):

Fair value of consideration transferred:
Cash paid on or shortly after acquisition date	$1,622
Estimated fair value of contingent consideration	2,473
Total	4,095

Allocation:
Cash	(369)
Accounts receivable	(682)
Other tangible current assets	(491)
Property and equipment	(682)
Liabilities	1,198
Purchased intangible assets	(1,620)
Goodwill	$1,449

The excess of the fair value of the business over the aggregate fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The primary factor that resulted in the recognition of goodwill was the acquisition of MET’s assembled workforce, which is not a separately identifiable intangible asset. Additionally, we allocated approximately $219,000 of the goodwill to our Transportation Systems segment based on estimated expected synergies resulting from the acquisition. The goodwill is not expected to be deductible for income tax purposes.

Purchased Intangible Assets

The following table presents details of the intangible assets acquired:

	Estimated Useful Life	Amount
	(In years)	(In thousands)
Developed technology	6	$570
Customer contracts / relationships	6	500
Other purchased intangible assets	3 - 7	550
		$1,620

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma data below presents selected details of our results of operations as if the acquisition of MET had occurred on April 1, 2009 (the beginning of Fiscal 2010). The following data includes the amortization of purchased intangible assets.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on April 1, 2009.

	Year Ended March 31,
	2011	2010
	(In thousands, except per share data)

Pro forma net sales and contract revenues	$63,643	$63,248
Pro forma net income (loss)	$(5,344)	$2,402
Pro forma net income (loss) per share - basis	$(0.16)	$0.07
Pro forma net income (loss) per share - diluted	$(0.16)	$0.07

Hamilton Signal, Inc.

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

The total purchase consideration was approximately $518,000, for which we paid $300,000 in cash upon execution of the purchase agreement, and for which, pursuant to the purchase agreement, we paid an additional $106,000 on the first anniversary of the acquisition date and paid $112,000 on the second anniversary of the acquisition date. Pursuant to the purchase agreement, the seller became an employee of Iteris and is eligible to receive compensation based on future net sales of certain products during the three-year period ending March 31, 2012, subject to continued employment and other limitations.

We accounted for this acquisition as a business combination in accordance with applicable accounting guidance. We estimated the fair value of the assets acquired to allocate the purchase price, which is summarized as follows (in thousands):

Developed technology	$501
Goodwill	17
$518

The purchased developed technology was determined to have an estimated useful life of five years.

Our consolidated financial statements for the fiscal years ended March 31, 2011 and 2010 include the results of operations of Hamilton Signal commencing as of the acquisition date. Disclosures required for material business combinations have been limited due to the immateriality of the acquisition of Hamilton Signal to our consolidated financial statements. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

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

5.            Fair Value Measurements

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

The liability for the estimated fair value of the contingent consideration in connection with the MET acquisition (see Note 3) was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the fiscal year ended March 31, 2011 (in thousands):

Balance at April 1, 2010	$—
Fair value of liability assumed at acquisition date	2,473
Change in fair value included in net loss	55
Balance at March 31, 2011	$2,528

The current and non-current portions of the liability are included within accrued liabilities and other non-current liabilities, respectively, in the accompanying consolidated balance sheet as of March 31, 2011. The change in the estimated fair value of the liability for the fiscal year ended March 31, 2011 is included as part of operating expenses in the accompanying consolidated statement of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2011.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. See Notes 3 and 4 above for further discussion regarding certain of our intangible assets and goodwill balances (including goodwill impairment) that were measured at fair value, using certain Level 3 inputs, during the fiscal year ended March 31, 2011 and 2010.

6.            Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2008, we entered into a new $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of

0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2011, no amounts were borrowed under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012.

Long-Term Debt

Our long-term debt consists of the following:

	March 31,
	2011	2010
	(In thousands)
Bank term note	$2,964	$5,293
Less current portion	(2,324)	(2,324)
	$640	$2,969

Scheduled aggregate maturities of long-term debt principal as of March 31, 2011 were as follows:

Year Ending March 31
(In thousands)
2012	$2,324
2013	640
$2,964

Bank Term Note. As part of our credit facility described above, we were permitted to borrow up to $7.5 million in the form of a 48-month term note. As of March 31, 2011, we had outstanding borrowings of approximately $3.0 million under the term note. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of March 31, 2011 and 2010, an additional $500,000 was included as of each date in the current portion of the term note within the accompanying consolidated balance sheets, representing the amount we estimate will be due on November 1, 2011 and the amount paid on November 1, 2010. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

Convertible Debentures, Net. In May 2004, we sold and issued subordinated convertible debentures in the aggregate original principal amount of $10.1 million. In connection with the issuance of the debentures, we issued warrants to purchase an aggregate of 639,847 shares of our common stock, the value of which was recorded as a debt discount against the face amount of the debentures on the date of issuance and has been amortized to interest expense over the term of the convertible debentures. The debentures were due in full on May 19, 2009, provided for 6.0% annual interest, payable quarterly, and were convertible into our common stock at an initial conversion price of $3.61 per share, subject to certain adjustments, including adjustments for dilutive issuances. From May 19, 2008 until the maturity date, we were permitted to redeem the debentures at 110% of the principal amount. During the period that the debentures were outstanding, $250,000 of debentures were converted into 69,252 shares of our common stock.

During the fiscal year ended March 31, 2009, at the holders’ request, we early-retired approximately $7.0 million of outstanding convertible debentures, and realized a net gain of approximately $50,000. For this retirement we used $300,000 of our cash and financed $6.5 million under our bank term note, which is described above under the caption “Bank Term Note.” The net gain was recorded within “other income, net” within the accompanying consolidated statement of operations. During the fiscal year ended March 31, 2010, we retired the remaining $750,000 of convertible debentures. The retirement was financed under our bank term note. No convertible debentures remained outstanding as of March 31, 2011 and 2010.

7.            Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
United States	$(4,694)	$3,177	$4,927
Foreign	(162)	(79)	250
	$(4,856)	$3,098	$5,177

The reconciliation of our income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Income tax provision (benefit) at statutory rates	$(1,651)	$1,053	$1,761
State income taxes net of federal benefit	192	183	57
Change in valuation allowance associated with federal deferred tax assets	—	—	(6,915)
Goodwill impairment charge	2,044	—	—
Stock-based compensation charge	99	(12)	(4)
Unrecognized tax benefits	(288)	(362)	(290)
Other	(43)	33	94
Provision (benefit) for income taxes	$353	$895	$(5,297)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating losses	$12,315	$13,273
Credit carry forwards	319	272
Deferred compensation and payroll	823	691
Bad debt allowance and other reserves	763	796
Property and equipment	—	42
Other, net	252	167
Total deferred tax assets	14,472	15,241

Deferred tax liabilities:
Property and equipment	(66)	—
Deferred rent	(145)
Acquired intangibles	(527)	(509)
Total deferred tax liabilities	(738)	(509)
Net deferred tax assets	$13,734	$14,732

The components of current and deferred federal and state income tax provisions and (benefits) are as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Current income tax provision (benefit):
Federal	$(183)	$(234)	$(200)
State	264	126	223
Foreign	(2)	(11)	78
Deferred income tax provision (benefit):
Federal	322	862	(5,261)
State	(48)	152	(137)
Net income tax provision (benefit)	$353	$895	$(5,297)

At March 31, 2011, we had approximately $301,000 in federal alternative minimum tax credit carryforwards that can be carried forward indefinitely. We had $35.7 million of federal net operating loss carryforwards at March 31, 2011 that begin to expire in 2019. We also had $18.6 million of state net operating loss carryforwards at March 31, 2011, of which, $10.2 million are scheduled to expire in 2017, $7.9 million are scheduled to expire in 2018 and $420,000 are scheduled to expire in 2019.

Due to changes in stock ownership, our federal net operating loss carryforwards of approximately $35.7 million and other federal attributes are subject to a Section 382 annual limitation.

Our deferred tax assets at March 31, 2011 do not include $2.4 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders’ equity will be adjusted.

As of March 31, 2011 and 2010, we determined that it was more likely than not that our deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded against our deferred tax assets as of either such dates. In making our determination as to the realizability of our deferred tax assets, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

Unremitted earnings of our foreign subsidiary have been included in the consolidated financial statements without giving effect to the U.S. taxes that may be payable on distribution to the U.S. because it is not anticipated that such earnings will be remitted to the U.S. If remitted, the additional U.S. taxes would not be material.

Unrecognized Tax Benefits

As of March 31, 2011 and 2010, our gross unrecognized tax benefits were $1.9 million and $2.1 million, respectively, of which $1.5 million and $1.7 million, respectively, if recognized, would affect our effective tax rate.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2011 and 2010, we had accrued cumulatively $45,000 and $40,000, respectively, for the payment of potential interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at March 31, 2008	$2,788
Increases in tax positions for prior year	155
Decreases in tax positions for prior year	(36)
Increases in tax positions for current year	22
Lapse in statute of limitations	(404)
Gross unrecognized tax benefits at March 31, 2009	2,525
Increases in tax positions for prior year	93
Decreases in tax positions for current year	(51)
Lapse in statute of limitations	(414)
Gross unrecognized tax benefits at March 31, 2010	2,153
Increases in tax positions for prior year	121
Decreases in tax positions for prior year	(15)
Increases in tax positions for current year	17
Settlements	(8)
Lapse in statute of limitations	(327)
Gross unrecognized tax benefits at March 31, 2011	$1,941

We anticipate a decrease in gross unrecognized tax benefits of approximately $343,000 within the next twelve months based on federal and state statute expirations in various jurisdictions.

We are subject to taxation in the U.S. and various states. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2008 or later, and state and local income tax examination for fiscal tax years ended March 31, 2007 or later.

8.            Commitments and Contingencies

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

We have lease commitments for facilities in various locations throughout the U.S. as well as certain other equipment. Future minimum rental payments under these noncancelable operating leases at March 31, 2011 were as follows:

Year Ending March 31
(In thousands)
2012	$2,025
2013	1,898
2014	1,803
2015	1,350
2016	235
Thereafter	514
$7,825

Rent expense totaled $1.9 million, $1.9 million and $1.8 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain related ancillary services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris for $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of March 31, 2011, approximately $16,000 of accrued interest along with the entire $274,000 principal balance was outstanding and payable to Iteris, all of which remains fully reserved.

Inventory Purchase Commitments

At March 31, 2011, we had firm commitments to purchase approximately $3.5 million of inventory, primarily during the first and second quarters of our fiscal year ending March 31, 2012.

9.            Stockholders’ Equity

Preferred Stock

Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. As of March 31, 2011 and 2010, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

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

Common Stock Warrants

A summary of activity with respect to our common stock warrants for the fiscal year ended March 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price Per Share	Remaining Contractual Life
	(In thousands)		(Years)
Warrants outstanding at March 31, 2010	336	$3.56
Warrants expired	(321)	3.66
Warrants outstanding at March 31, 2011	15	$1.42	2.4

The warrants outstanding at March 31, 2011 are fully exercisable.

In connection with our adoption of certain provisions of accounting for derivatives, which became effective for us on April 1, 2009, we determined that certain outstanding warrants to purchase shares of our common stock contained provisions that provide for a possible future adjustment to either the exercise price and/or number of shares to be issued upon exercise. As such, beginning April 1, 2009, we began recognizing these warrants as liabilities at their respective estimated fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $47,000 was recognized as an adjustment to the opening balance of accumulated deficit at April 1, 2009. The amounts recognized in the consolidated balance sheet as a result of our adoption on April 1, 2009 were determined based on the amounts that would have been recognized if this accounting treatment had been applied from the issuance date of the warrants. As of March 31, 2011, all such warrants had expired unexercised, and thus there was no remaining liability recorded on our consolidated balance sheet at that date. We estimated the fair value of these warrants using the BSM option-pricing formula. The change in the estimated fair value of the warrants for the fiscal years ended March 31, 2011 and 2010 is included in “other income, net” in the accompanying consolidated statements of operations.

Common Stock Reserved for Future Issuance

The following summarizes common stock reserved for future issuance at March 31, 2011:

Number of Shares
(In thousands)
Stock options outstanding	3,111
RSUs outstanding	214
Authorized for future issuance under stock incentive plans	652
Warrants oustanding	15
3,992

10.          Employee Benefit Plans

Stock Incentive Plans

In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. At March 31, 2011, there were approximately 652,000 shares of common stock available for grant under this plan. As of March 31, 2011, options to purchase approximately 785,000 shares of common stock, as well as 214,000 RSUs, were outstanding under the 2007 Plan.

Our 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan remain outstanding pursuant to the terms of such stock options. As of March 31, 2011, options to purchase approximately 1.1 million shares of our common stock were outstanding under the 1997 Plan. No further options or other stock-based awards may be granted under the 1997 Plan.

In connection with our merger with the Iteris Subsidiary in 2004, we assumed the 1998 Stock Incentive Plan (the “1998 Plan”) of the Iteris Subsidiary and all outstanding options granted thereunder. As of March 31, 2011, options to purchase approximately 1.2 million shares of our common stock were outstanding under the 1998 Plan. No further options or other stock-based awards may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) and the RSUs granted under the 2007 Plan provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.

Stock Options

A summary of activity in the Plans with respect to our stock options for the fiscal year ended March 31, 2011 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weigthed Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2010	3,218	$1.77
Granted	30	1.45
Exercised	(46)	1.25
Forfeited	(11)	1.71
Expired	(80)	8.99
Options outstanding at March 31, 2011	3,111	$1.59	3.1	$402
Options exercisable at March 31, 2011	2,701	$1.58	2.4	$394
Vested and expected to vest at March 31, 2011	3,065	$1.59	3.1	$401
Options exercisable at March 31, 2011 pursuant to a change-in-control	3,111	$1.59	3.1	$402

Included in the options outstanding at March 31, 2011 are vested options to purchase 721,000 shares of our common stock with an exercise price per share of $1.19, which are scheduled to expire in September 2011 unless exercised prior to that date.

Restricted Stock Units

In August 2010, we granted 214,000 RSUs under the 2007 Plan to certain employees of Iteris, all of which were unvested and outstanding as of March 31, 2011. These RSUs are stock awards that entitle the holder to receive shares of our common stock upon vesting. The RSUs vest at the rate of 25% per year beginning in August 2011. The fair value per share of these RSUs was $1.48, determined based on the closing market price of our common stock on the grant date. Other than the above, there are no other RSUs outstanding at March 31, 2011.

Stock-Based Compensation

The following table presents stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Cost of net sales	$11	$9	$9
Cost of contract revenues	36	39	38
Selling, general and administrative expense	300	300	297
Research and development expense	35	27	20
	$382	$375	$364

At March 31, 2011, there was approximately $611,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2011	2010	2009

Expected life - years	7.0	7.0	7.0
Risk-free interest rate	2.1%	3.2%	3.3%
Expected volatility of common stock	58%	74%	75%
Dividend yield	—%	—%	—%

A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$0.86	$1.01	$1.50
Intrinsic value of options exercised	$23	$28	$771

Employee Incentive Programs

Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made during the years ended March 31, 2011, 2010 and 2009.

We sponsor a defined contribution 401(k) Plan, adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. Under the provisions of the 401(k) Plan, associates have various investment choices, one of which is the purchase of Iteris common stock at market price. We match up to 90% of contributions, based on years of service, up to a stated limit. From July 1, 2009 through March 31, 2010, we temporarily suspended our matching contributions to the 401(k) Plan. Beginning in April 2010, we reinstituted certain limited matching contributions to the 401(k) Plan. Our matching contributions were approximately $491,000, $220,000 and $753,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

11.          Business Segments, Significant Customer and Geographic Information

We currently operate in four reportable segments: Roadway Sensors, Vehicle Sensors, Transportation Systems and Environmental Technology. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. This segment also includes our Pico compact video detection system, which was designed primarily to respond to international video detection needs. The Vehicle Sensors segment includes our lane departure warning products and is comprised of all of our activities related to vehicle safety. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. The Environmental Technology segment represents the operations of MET (Note 3) and specializes in 511 advanced traveler information systems by offering a unique range of customer-specific environmental and operational forecasting products and services, as well as Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs.

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1). Certain corporate expenses, including interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All segment revenues are derived from external customers. Segment assets are not disclosed because the discrete financial information provided to and reviewed by our chief executive officer, who is our chief operating decision maker, does not separately identify segment assets.

Selected financial information for our reportable segments for the fiscal years ended March 31, 2011, 2010 and 2009 is as follows:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Environmental Technology	Total
	(In thousands)
Year Ended March 31, 2011
Product revenue	$28,208	$6,909	$—	$—	$35,117
Service and other revenue	—	568	22,301	1,457	24,326
Depreciation	217	83	191	59	550
Impairment of goodwill	—	—	7,970	—	7,970
Segment income (loss)	3,942	(691)	(7,618)	77	(4,290)

Year Ended March 31, 2010
Product revenue	$25,341	$5,624	$—	$—	$30,965
Service and other revenue	—	685	26,413	—	27,098
Depreciation	234	83	221	—	538
Segment income (loss)	3,158	(894)	1,445	—	3,709

Year Ended March 31, 2009
Product revenue	$27,197	$9,913	$—	$—	$37,110
Service and other revenue	—	1,317	30,932	—	32,249
Depreciation	198	137	249	—	584
Segment income	3,415	569	2,216	—	6,200

The following reconciles segment income (loss) to consolidated income (loss) before income taxes:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Segment income (loss):
Total income (loss) from reportable segments	$(4,290)	$3,709	$6,200
Unallocated amounts:
Corporate and other expenses	(155)	(232)	(346)
Amortization of intangible assets	(222)	(159)	(147)
Change in fair value of contingent acquisition consideration	(55)	—	—
Other income, net	18	44	116
Interest expense, net	(152)	(264)	(646)
Income (loss) before income taxes	$(4,856)	$3,098	$5,177

Significant Customer and Geographic Information

No single customer accounted for more than 10% of our total net sales and contract revenues for each of the fiscal years ended March 31, 2011, 2010 and 2009.

No individual customer or government agency had a receivable balance at March 31, 2011 or 2010 greater than 10% of our total trade accounts receivable balances as of March 31, 2011 and 2010, respectively.

The following table sets forth the percentages of our total net sales and contract revenues, by geographic region, derived from shipments to, or contract, service and other revenues from external customers located outside the U.S.:

	Year Ended March 31,
	2011	2010	2009

Europe	5%	4%	9%
Asia	5	2	3
Other	3	2	3
	13%	8%	15%

Substantially all of our long-lived assets are held in the U.S.

12.          Quarterly Financial Data (Unaudited)

Quarter Ended:	Total Net Sales and Contract Revenues	Gross Profit	Net Income (Loss)	Basic Net Income (Loss) per Share		Diluted Net Income (Loss) per Share
	(In thousands, except per share amounts)
June 30, 2010	$15,674	$7,017	$797	$0.02		$0.02
September 30, 2010	14,086	6,301	542	0.02		0.02
December 31, 2010	14,032	5,751	(7,027)	(0.20)		(0.20)
March 31, 2011	15,651	6,872	479	0.01		0.01
	$59,443	$25,941	$(5,209)	$(0.15	)*	$(0.15	)*

June 30, 2009	$14,634	$5,582	$144	$0.00		$0.00
September 30, 2009	14,865	6,570	543	0.02		0.02
December 31, 2009	13,577	5,535	709	0.02		0.02
March 31, 2010	14,987	6,472	807	0.02		0.02
	$58,063	$24,159	$2,203	$0.06	*	$0.06	*

*      Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Exhibit Index

Exhibit Number	Description	Where Located

2.1+	Stock Purchase Agreement dated December 23, 2010 by and among Iteris, Inc., Meridian Environmental Technology, Inc., the shareholders of MET and Kathy J. Osborne as the Shareholders Representative	Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed with the SEC on February 14, 2011

3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007

3.7	Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

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

Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.21+	National Intelligent Transportation Systems (ITS) Architecture Evolution and Support Award/Contract effective as of October 1, 2006 by and between the registrant and the Federal Highway Administration	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.22	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.23	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.24*	2007 Omnibus Incentive Plan and forms of agreements	Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on August 10, 2007

10.25	Debenture Redemption Agreement, dated February 11, 2008, by and among Potomac Capital Partners, LP, Potomac Capital International Ltd. and Iteris, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 15, 2008

10.26*	Change in Control Agreement dated June 11, 2008 by and between James S. Miele and Iteris, Inc.	Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 12, 2008

10.27	Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.28	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 11, 2009

10.29*	Letter Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.30*	Change in Control Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.31	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.32	Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2010

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

24	Power of Attorney	Filed Herewith (included on the Signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

* Indicates a management contract or compensatory plan or arrangement

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.