Form 10-Q
period 2011-06-30
ITERIS, INC.
filed 2011-08-05
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 34,379,076 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2011

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiaries, Iteris Europe GmbH and Meridian Environmental Technology, Inc.

Iteris®, Vantage®, VantageView™, VersiCam™, SafetyDirect™ and Abacus™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30,	March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$11,440	$11,818
Trade accounts receivable	11,912	10,941
Costs in excess of billings on uncompleted contracts	3,934	4,070
Inventories	3,655	3,680
Deferred income taxes	2,864	2,927
Prepaid expenses and other current assets	452	432
Total current assets	34,257	33,868
Property and equipment, net	2,403	2,607
Deferred income taxes	10,807	10,807
Intangible assets, net	1,744	1,850
Goodwill	21,270	21,270
Other assets	205	203
Total assets	$70,686	$70,605

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,124	$3,412
Accrued payroll and related expenses	3,606	3,538
Accrued liabilities	3,106	3,387
Billings in excess of costs and estimated earnings on uncompleted contracts	1,257	1,335
Current portion of long-term debt	2,324	2,324
Total current liabilities	14,417	13,996
Long-term debt	182	640
Deferred rent	972	1,058
Unrecognized tax benefits	583	587
Other non-current liabilities	1,048	1,028
Total liabilities	17,202	17,309
Commitments and contingencies
Stockholders’ equity:
Common stock $0.10 par value, 70,000 shares authorized, 34,366 and 34,364 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	3,437	3,436
Additional paid-in capital	138,028	137,938
Accumulated deficit	(87,981)	(88,078)
Total stockholders’ equity	53,484	53,296
Total liabilities and stockholders’ equity	$70,686	$70,605

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2011	2010
Net sales and contract revenues:
Net sales	$8,970	$9,462
Contract revenues	6,997	6,212
Total net sales and contract revenues	15,967	15,674
Costs of net sales and contract revenues:
Cost of net sales	4,558	4,520
Cost of contract revenues	4,867	4,137
Gross profit	6,542	7,017
Operating expenses:
Selling, general and administrative	5,135	4,641
Research and development	1,080	941
Amortization of intangible assets	106	36
Change in fair value of contingent acquisition consideration	17	—
Total operating expenses	6,338	5,618
Operating income	204	1,399
Non-operating income (expense):
Other income, net	3	1
Interest expense, net	(29)	(40)
Income before income taxes	178	1,360
Provision for income taxes	(81)	(563)
Net income	$97	$797

Net income per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted-average shares outstanding:
Basic	34,365	34,329
Diluted	34,559	34,692

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income	$97	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	63	467
Depreciation of property and equipment	269	244
Stock-based compensation	88	91
Amortization of intangible assets	106	36
Change in fair value of contingent acquisition consideration	17	—
Changes in operating assets and liabilities:
Accounts receivable	(971)	(288)
Net costs and estimated earnings in excess of billings	58	(220)
Inventories	25	(316)
Prepaid expenses and other assets	(22)	(78)
Accounts payable and accrued expenses	661	1,183
Net cash provided by operating activities	391	1,916

Cash flows from investing activities
Purchases of property and equipment	(65)	(101)
Cash paid for business combination	(137)	—
Net cash used in investing activities	(202)	(101)

Cash flows from financing activities
Payments on long-term debt	(458)	(457)
Deferred payment for prior business combination	(112)	(106)
Proceeds from stock option exercises	3	19
Net cash used in financing activities	(567)	(544)
Increase (decrease) in cash and cash equivalents	(378)	1,271
Cash and cash equivalents at beginning of period	11,818	10,405
Cash and cash equivalents at end of period	$11,440	$11,676

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (including our subsidiaries, referred to collectively in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”)  is a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers in the United States (“U.S.”) and internationally. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of June 30, 2011, the consolidated results of operations for the three months ended June 30, 2011 and 2010 and the consolidated cash flows for the three months ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the SEC on June 1, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of debt and equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill.

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

We account for multiple-element arrangements that consist only of software and software-related services in accordance with applicable accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements and the only undelivered element is post-contract customer support or maintenance, and VSOE of the fair value of such support or maintenance does not exist, revenue from the entire arrangement is recognized ratably over the support period. When the fair value of a delivered element has not been established, but VSOE of fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue.

We also derive revenue from the provision of specific non-recurring contract engineering services and royalties. Non-recurring contract engineering revenues are recognized in the period in which the related services are performed. Royalty revenues are recorded in the period in which the royalty is earned based on unit sales of certain of our products. Non-recurring contract engineering and royalty revenues are included in net sales in the accompanying unaudited condensed consolidated statements of operations.

Contract Revenues

Contract revenues are derived primarily from long-term contracts with governmental agencies. The majority of our contract revenues are recognized using the percentage of completion method of accounting, whereby costs incurred plus a portion of estimated fees or profits are determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. Certain of our contract revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Contract revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts for which no specific maximum contract values are stipulated.

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

Foreign Currency

We have determined that the functional currency of our subsidiary in Europe is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Remeasurement gains and losses are reported in “other income, net” in the accompanying unaudited condensed consolidated statements of operations.

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

Our accounts receivable are derived from revenues earned from customers located throughout North America, and to a lesser extent from customers in Europe, Asia, South America and the Middle East. We generally do not require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited condensed consolidated statements of operations as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

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

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer (“OEM”) customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Repair and Maintenance Costs

We incur repair and maintenance costs in the normal course of business. Should the activity result in a permanent improvement to our property or equipment or one of our leased facilities, the cost is capitalized and amortized over its useful life or the remainder of the lease period, whichever is shorter. Non-permanent repair and maintenance costs are charged to expense as incurred.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance in U.S. GAAP. Additionally, among other disclosures, the ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We will be required to adopt the amendments prescribed by ASU 2011-04 for our fiscal year beginning April 1, 2012. We have not yet evaluated the impact of its adoption on our consolidated financial statements.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2011	2011
	(In thousands)
Materials and supplies	$2,717	$2,668
Work in process	159	128
Finished goods	779	884
	$3,655	$3,680

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2011		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$1,566	$(768)	$1,566	$(719)
Patents	317	(317)	317	(312)
Customer contracts / relationships	500	(42)	500	(21)
Other	550	(62)	550	(31)
Total	$2,933	$(1,189)	$2,933	$(1,083)

We do not have any intangible assets with indefinite useful lives. As of June 30, 2011, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2012	$303
2013	404
2014	387
2015	237
2016	229
Thereafter	184
$1,744

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$385	$468
Additions charged to cost of sales	53	38
Warranty claims	(43)	(30)
Balance at end of period	$395	$476

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited condensed consolidated statements of operations.

Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$97	$797

Denominator:
Weighted average common shares used in basic computation	34,365	34,329
Dilutive stock options	171	360
Dilutive restricted stock units	23	—
Dilutive warrants	—	3
Weighted average common shares used in diluted computation	34,559	34,692

Net income per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2011	2010
	(Shares in thousands)
Stock options	2,170	860
Warrants	15	321

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisition of Meridian Environmental Technology, Inc. (“MET”) was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the three months ended June 30, 2011 (in thousands):

Balance at April 1, 2011	$2,528
Change in fair value included in net income	17
Balance at June 30, 2011	$2,545

The current and non-current portions of the liability are included within accrued liabilities and other non-current liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets at June 30, 2011 and March 31, 2011. The change in the estimated fair value of the liability for the three months ended June 30, 2011 is included as part of operating expenses in the accompanying unaudited condensed consolidated statement of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2011 or March 31, 2011.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2011 and 2010.

4.             Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

We currently maintain a credit facility that provides for (i) a revolving line of credit, expiring on October 1, 2012, with borrowings of up to $12.0 million and (ii) a $7.5 million term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2011, no amounts were borrowed under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

Long-Term Debt — Bank Term Note

As of June 30, 2011, we had outstanding borrowings of approximately $2.5 million under our bank term note, which expires on May 1, 2013. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of June 30, 2011 and March 31, 2011, an additional $500,000 was included in the current portion of the term note within the accompanying unaudited condensed consolidated balance sheets, representing the amount we estimate will be due on November 1, 2011. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

5.             Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands, except percentages)
Provision for income taxes	$81	$563
Effective tax rate	45.5%	41.4%

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded any valuation allowance against our deferred tax assets as of June 30, 2011 and March 31, 2011.

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

Related Party Transaction

In August 2009, MAXxess Systems, Inc. (“MAXxess”) executed a promissory note payable to Iteris for $274,000 for amounts previously owed to us under a sublease agreement for which we had previously fully reserved such amount. MAXxess is owned by an investor group that includes two of our directors. As of June 30, 2011, approximately $16,000 of accrued interest along with the entire $274,000 principal balance was outstanding and payable to Iteris, all of which remains fully reserved.

7.             Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At June 30, 2011, there were 649,000 shares of common stock available for grant under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2011	3,111	$1.59
Granted	20	1.37
Exercised	(2)	1.19
Forfeited	(6)	1.41
Expired	(12)	2.23
Options outstanding at June 30, 2011	3,111	$1.58

Included in the options outstanding at June 30, 2011 are vested options to purchase 719,000 shares of our common stock with an exercise price per share of $1.19, which are scheduled to expire in September 2011 unless exercised prior to that date.

Restricted Stock Units

As of June 30, 2011, there were 214,000 RSUs outstanding. These RSUs are stock awards that entitle the holder to receive shares of our common stock upon vesting. The RSUs vest at the rate of 25% per year beginning in August 2011.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Cost of net sales	$3	$2
Cost of contract revenues	8	8
Selling, general and administrative expense	67	74
Research and development expense	10	7
	$88	$91

At June 30, 2011, there was approximately $533,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

The grant date fair value per share of stock options granted in the three months ended June 30, 2011 has been estimated using the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	2.8%
Expected volatility of common stock	53%
Dividend yield	—
Weighted-average grant date fair value per share	$0.77

8.             Business Segment Information

During the three months ended June 30, 2011, and partially driven by the sale of substantially all of the assets of our Vehicle Sensors segment (see Note 9 below), we reevaluated and reorganized our operating segments. As a result, through June 30, 2011, we now operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. This segment also includes our Pico compact video detection system, which is a vehicle detection system designed primarily to respond to international video detection needs. The Vehicle Sensors segment includes our lane departure warning products and is comprised of all of our activities related to vehicle safety; however, as a result of the sale of substantially all of the assets of this segment in July 2011, we will no longer operate in the Vehicle Sensors segment. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. This segment is also comprised of the operations of MET, which specializes in 511 advanced traveler information systems by offering a unique range of customer-specific environmental and operational forecasting products and services, and offers Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2011 and 2010:

	Roadway Sensors	Vehicle Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended June 30, 2011
Product revenue	$6,895	$2,000	$—	$8,895
Service and other revenue	—	75	6,997	7,072
Segment income (loss)	915	(323)	138	730

Three Months Ended June 30, 2010
Product revenue	$7,693	$1,628	$—	$9,321
Service and other revenue	—	141	6,212	6,353
Segment income (loss)	1,370	(182)	313	1,501

The following table reconciles total segment income to unaudited consolidated income before income taxes:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Segment income:
Total income from reportable segments	$730	$1,501
Unallocated amounts:
Corporate and other expenses	(403)	(66)
Amortization of intangible assets	(106)	(36)
Change in fair value of contingent acquisition consideration	(17)	—
Other income, net	3	1
Interest expense, net	(29)	(40)
Income before income taxes	$178	$1,360

9.             Subsequent Event

On July 25, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with Bendix Commercial Vehicle Systems LLC, a member of Knorr-Bremse Group (“Bendix”). Subject to the satisfaction or waiver of the conditions to closing included in the Agreement, we will sell to Bendix substantially all of its assets used in connection with the Company’s Vehicle Sensors segment.  On July 29, 2011, we completed the sale.

Under the terms of the Agreement, on July 29, 2011 Bendix paid us $14 million, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. Bendix will pay to Iteris an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter und Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement.

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

Overview

General. We are a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems and driver safety solutions to customers in the U.S. and internationally.

Acquisitions and Divestitures. In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”) for an initial cash payment of approximately $1.6 million. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, which included the Abacus system, for an aggregate purchase price of approximately $518,000.

On July 25, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with Bendix Commercial Vehicle Systems LLC, a member of Knorr-Bremse Group (“Bendix”). Subject to the satisfaction or waiver of the conditions to closing included in the Agreement, we will sell to Bendix substantially all of its assets used in connection with the Company’s Vehicle Sensors segment.  On July 29, 2011, we completed the sale.

Under the terms of the Agreement, on July 29, 2011 Bendix paid us $14 million, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. Bendix will pay to Iteris an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter und Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement.

Business Segments. During the three months ended June 30, 2011, and partially driven by the sale of substantially all of the assets of our Vehicle Sensors segment (as described above), we reevaluated and reorganized our operating segments. As a result, through June 30, 2011, we now operate in three reportable segments: Roadway Sensors, Vehicle Sensors and Transportation Systems.

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

Vehicle Sensors

Our Vehicle Sensors segment addresses the leading cause of roadway fatalities: lane change, roadway departure and rear-end collision accidents. We developed the world’s first production lane departure warning (“LDW”) system and offer a proven system that is available as an OEM and aftermarket option on heavy trucks worldwide and as an option in certain passenger cars. Our LDW products utilize video detection images to detect when a vehicle begins to drift toward an unintended lane change. When this occurs, the unit automatically emits a distinctive rumble strip or other audible warning sound, alerting the driver to make a correction. In 2003 we entered into an exclusive license of our LDW technology to our strategic partner, Valeo Schalter and Sensoren GmbH (“Valeo”) to pursue opportunities in the passenger car market. We anticipate this license will be assigned to the buyer of this segment in the VS Sale if such divestiture is completed.

In addition to our LDW systems, our Vehicle Sensors segment includes radar-based Forward Collision Warning and Blind Spot Warning systems for the North American truck market, and our SafetyDirect product, a system that reports driver performance data captured by our LDW system, and has the ability to relay this data directly to fleet operators through integration with the truck’s existing fleet communications system.

As a result of the July 29, 2011 sale of substantially all of the assets of this segment, we will no longer operate in the Vehicle Sensors segment.

Transportation Systems

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. This segment also includes the activities of MET, which we acquired in January 2011. The MET activities specialize in 511 advanced traveler information systems by offering a unique range of customer-specific environmental and operational forecasting products and services. It also utilizes certain internally developed systems and tools as the model for the 511 National Guidelines, and currently delivers a combination of customized route-specific surface weather, travel times and road condition reports statewide across various states in the U.S. We also provide Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. MDSS provides detailed and accurate information at the route level that enables the efficient maintenance of roads and highways while optimizing resource use and reducing costs.

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the passage of a new Federal Highway Bill, on which Congress is currently working. We anticipate continued delays in the enactment of such a new bill, and until such time as a bill becomes law, the allotment of transportation funds in federal, state and local budgets may be uncertain. We believe that prolonged uncertainty has adversely impacted, and may continue to adversely impact, our net sales and contract revenues and our overall financial performance in future periods.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”). There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2011.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended
	June 30,
	2011	2010

Net sales and contract revenues:
Net sales	56.2%	60.4%
Contract revenues	43.8	39.6
Total net sales and contract revenues	100.0%	100.0%

Costs of net sales and contract revenues:
Cost of net sales	28.5	28.8
Cost of contract revenues	30.5	26.4
Gross profit	41.0	44.8
Operating expenses:
Selling, general and administrative	32.2	29.6
Research and development	6.8	6.0
Amortization of intangible assets	0.7	0.2
Change in fair value of contingent acquisition consideration	0.1	—
Total operating expenses	39.7	35.8
Operating income	1.3	8.9
Non-operating income (expense):
Other income, net	0.0	0.0
Interest expense, net	(0.2)	(0.3)
Income before income taxes	1.1	8.7
Provision for income taxes	(0.5)	(3.6)
Net income	0.6%	5.1%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of product sales from our Roadway Sensors and Vehicle Sensors segments, as well as contract engineering revenue and royalty revenue generated from our Vehicle Sensors segment. Contract revenues consist of revenues from our Transportation Systems segment.

The following table presents details of our net sales and contract revenues for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,		Increase	%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Roadway Sensors	$6,895	$7,693	$(798)	(10.4)%
Vehicle Sensors	2,075	1,769	306	17.3
Net sales	8,970	9,462	(492)	(5.2)
Contract revenues	6,997	6,212	785	12.6
Total net sales and contract revenues	$15,967	$15,674	$293	1.9

We have historically had a diverse customer base. For the three months ended June 30, 2011 and 2010, no individual customer represented greater than 10% of our total net sales and contract revenues.

Roadway Sensors

The decrease in Roadway Sensors total net sales for the three months ended June 30, 2011 as compared to the corresponding period in the prior year was primarily attributable to timing, whereby the shipment of several significant customer orders that were booked in the current quarter did not ship as of June 30, 2011 and are expected to ship in a subsequent quarter. Additionally, in the prior year quarter our total net sales were boosted by significant shipments to certain international customers, which we did not expect to recur.  Despite the year over year decline, net sales of our Roadway Sensors products increased sequentially for the third quarter in a row. Going forward, we plan to continue to invest in R&D and sales and marketing in our efforts to continue the trend of sequential growth.

Vehicle Sensors

Vehicle Sensors net sales were substantially made up of sales of our LDW systems to the heavy truck market. As compared to the prior year period, the increase in sales in the three months ended June 30, 2011 was primarily driven by strong sales domestically to various truck fleet customers. As a redult of the July 29, 2011 sale of substantially all of the assets of this segment, we will no longer operate in the Vehicle Sensors segment.

Contract Revenues

Our contract revenues are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Contract revenues for the three months ended June 30, 2011 include $1.1 million of revenues attributable to MET. Excluding revenues from MET, our contract revenues from our Transportation Systems segment totaled $5.9 million for the three months ended June 30, 2011, an approximately 5% decrease from the $6.2 million in contract revenues in the prior year period. Overall, we believe this slight decrease continues to be primarily the result of uncertainty and weakness in the markets this segment serves, which has generally increased the length of the overall sales cycle.

Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as due to government funding initiatives in the markets we serve.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,			%
	2011	2010	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$6,542	$7,017	$(475)	(6.8)%
Total gross profit as a % of total net sales and contract revenues	41.0%	44.8%
Gross profit as a % of net sales	49.2%	52.2%
Gross profit as a % of contract revenues	30.4%	33.4%

Our total gross profit and total gross profit as a percentage of total net sales and contract revenues decreased for the three months ended June 30, 2011 as compared to the corresponding period in the prior year primarily as a result of our product and service mix. Our net sales, which are substantially comprised of product sales, represented approximately 56% of our total net sales and contract revenues in the current period as compared to 60% in the prior year period. Our product net sales generally carry higher margins than our contract revenues derived from our consulting services.

The decrease in gross profit as a percent of net sales (“gross margin”) for the three months ended June 30, 2011 as compared to the corresponding period in the prior year was primarily a result of the mix of product sales in our Vehicle Sensors segment more weighted towards the new third generation lane departure warning unit which, at low volume production levels, carries a higher manufacturing cost. Our gross margin can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize the majority of our contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. Gross profit as a percent of contract revenues for the three months ended June 30, 2011 was lower than the comparable prior year period primarily due to lower margins stemming from seasonality and the related timing of certain of our MDSS and weather forecasting services revenues in the spring and summer time periods. Also, the overall mix of contract revenues in the current quarter contained a higher proportion of lower margin sub-consulting content. We expect to experience variability and related timing of contract mix and related sub-consulting content in our Transportation Systems segment in future periods, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, will cause fluctuations in our margins from contract revenues from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,558	22.3%	$3,239	20.7%	$319	9.8%
Facilities, insurance and supplies	491	3.1	643	4.1	(152)	(23.6)
Professional and outside services	606	3.8	418	2.7	188	45.0
Travel and conferences	466	2.9	410	2.6	56	13.7
Other	14	0.1	(69)	-0.4	83	120.3
Selling, general and administrative	$5,135	32.2%	$4,641	29.6%	$494	10.6

The overall increase in selling, general and administrative expense for the three months ended June 30, 2011 as compared to the corresponding period in the prior year was primarily due to (i) higher salary and headcount-related expenses as we have added certain key sales and marketing personnel, as well as personnel added as a result of the MET acquisition, and (ii) legal and professional services related to the VS Sale, and certain other corporate initiatives. Additionally, in the three months ended June 30, 2011 and 2010, we realized approximately $80,000 and $200,000, respectively, in reversals of previously recorded bad debt expense

(included in the “Other” category in the table above) primarily as a result of collecting certain large accounts receivable balances.  In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$731	4.6%	$620	4.0%	$111	17.9%
Facilities, development and supplies	287	1.8	274	1.7	13	4.7
Other	62	0.4	47	0.3	15	31.9
Research and development	$1,080	6.8%	$941	6.0%	$139	14.8

Research and development expenses for the three months ended June 30, 2011 were higher than the corresponding period in the prior year primarily due to (i) the allocation of additional resources to various development projects in our Roadway and Vehicle Sensors segments and (ii) the addition of expenses in the current year period related to MET.

Income Taxes.  The following table presents our provision for income taxes for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,			%
	2011	2010	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$81	$563	$(482)	(86)%
Effective tax rate	45.5%	41.4%

Our effective tax rate in the three months ended June 30, 2011 was slightly higher than in the prior year period due primarily to the impact of certain non-deductible expenses and adjustments. On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded any valuation allowance against our deferred tax assets as of June 30, 2011 and March 31, 2011.

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

At June 30, 2011, we had $19.8 million in working capital, which included no borrowings on our $12.0 million line of credit and $11.4 million in cash and cash equivalents. This compares to working capital of $19.9 million at March 31, 2011, which included no borrowings on our line of credit and $11.8 million in cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$391	$1,916
Investing activities	(202)	(101)
Financing activities	(567)	(544)

Operating Activities.  Cash provided by our operations for the three months ended June 30, 2011 was the result of (i) our net income of $97,000 and (ii) $543,000 in non-cash items within the statement of operations, primarily depreciation and amortization. These were partially offset by $249,000 of net cash used from the changes in our operating assets and liabilities during the period. Cash provided by our operations for the three months ended June 30, 2010 was primarily the result of (i) our net income of $797,000 during the current period; (ii) $838,000 in non-cash items within the statement of income, primarily adjustments to our deferred tax assets of $467,000 and depreciation expense of $244,000; and (iii) $281,000 in cash resulting from changes in our operating assets and liabilities during the period.

Our net accounts receivable increased approximately 9% from March 31, 2011 to June 30, 2011 due primarily to a significant portion of our product net sales occurring in the latter half of the current quarter.

Accounts payable increased by approximately 21% from March 31, 2011 to June 30, 2011 primarily due to the general timing of payments to vendors near the end of the current quarter.

Investing Activities.  Cash used in our investing activities during the three months ended June 30, 2011 consisted of (i) $65,000 for purchases of property and equipment and (ii) $137,000 related to the MET acquisition. Cash used in our investing activities for the three months ended June 30, 2010 consisted of $101,000 for purchases of property and equipment.

Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2011 was primarily the result of (i) $458,000 in payments on our long-term debt and (ii) $112,000 representing the final payment for the acquisition of certain assets of Hamilton Signal. Net cash used in financing activities during the three months ended June 30, 2010 was comprised of payments of (i) $457,000 on our long-term debt and (ii) $106,000 representing the first anniversary payment for the acquisition of certain assets of Hamilton Signal. These payments were partially offset during the prior year period by $19,000 in proceeds received from the exercise of outstanding stock options to purchase shares of our common stock.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (the “Bank”), which provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million term note (discussed below). In September 2010, we entered into a modification agreement with the Bank to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2011, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of June 30, 2011, we had outstanding borrowings of approximately $2.5 million under the term note included in our credit facility. Principal payments under this term note, which expires on May 1, 2013, are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on each of November 1, 2010 and 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

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

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at June 30, 2011.

Seasonality

We have historically experienced, and expect to continue to experience seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions.

We have also recently experienced, and expect to continue to experience seasonality with respect to revenues from our MDSS and related weather forecasting services within our Transportation Systems segment, due to the timing of revenues generated for such services during the spring and summer time periods.

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

Foreign Currency Risk

A small portion of our net sales are denominated in Euros. Gains or losses from foreign currency remeasurement are included in other income (expense), net in our consolidated financial statements and to date have not been significant. We do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We do not currently purchase derivative financial instruments to hedge foreign currency exchange risk, but may do so in the future.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our net sales and contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and, and has had and may have adverse effects on Transportation Systems contract revenues and Roadway Sensors net sales. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainties regarding the impact of the federal stimulus package and the fact that the accessibility of funds is taking longer than originally anticipated, as well as a delay in the passage of a new Federal Highway Bill. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our net sales and contract revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

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

In the Vehicle Sensors segment, we believe that, as a result of the expected 2013 European mandate for LDW and other active safety systems and an increase in overall awareness of the potential benefits of LDW, we will experience an even higher degree of competition from a variety of tier-one OEM suppliers and other potential market entrants worldwide. We also expect such competition to increase due to technological advancements, industry consolidations and reduced barriers to entry. Increased competition is likely to result in a loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations. Additionally, as awareness of LDW technology has increased and other market players have developed competing technologies, which may contain improvements or added features beyond those offered by our LDW systems. Additionally, from time to time, we may be required to re-compete for LDW business from our main customer base of heavy truck OEMs. These OEMs could make a supplier change based on price, product performance or available features. Should our competition be successful, this could adversely affect our ability to successfully market and sell our LDW systems to new and existing customers. As a result of the July 29, 2011 sale of substantially all of the assets of this segment on, we will no longer operate in the Vehicle Sensors segment.

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

Our use of the percentage of completion method of accounting for our contract revenues could result in a reduction or reversal of previously recorded revenues and profits. A significant portion of contract revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

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

Market acceptance of our new products depends upon many factors, including our ability to accurately predict market requirements and evolving industry standards, our ability to resolve technical challenges in a timely and cost-effective manner, our ability to qualify any new products with OEMs and achieve manufacturing efficiencies, the perceived advantages of our new products over traditional products and the marketing capabilities of our independent distributors and strategic partners, including Valeo’s ability to expand sales of LDW systems in the passenger car market. The success of our LDW system will also depend in part on the success of the automotive vehicles that incorporate our technology, as well as the success of optional equipment that OEMs bundle with our technologies. As a result of the July 29, 2011 sale of substantially all of the assets of this segment on, we will no longer operate in the Vehicle Sensors segment.

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

New environmental regulations may result in a decline in our Vehicle Sensors net sales. From time to time, environmental regulations are enacted, which can significantly increase the cost of manufacturing new vehicles as well as the cost of maintaining existing vehicles and truck fleets. As a result, we could experience a decline in sales of our Vehicle Sensors products as truck and vehicle manufacturers and fleet operators attempt to control their costs. As a result of the July 29, 2011 sale of substantially all of the assets of this segment on, we will no longer operate in the Vehicle Sensors segment.

We depend upon Valeo to market our LDW technologies for the OEM passenger car market. We have granted Valeo the exclusive right to sell and manufacture our LDW system to the worldwide passenger car market in exchange for royalty payments for each LDW unit sold. As such, the future success and broad market acceptance of our technologies in the passenger car market will depend upon Valeo’s ability to manufacture, market and sell our technologies, and to convince more OEM passenger car manufacturers to adopt our technologies. To date, we have not generated significant royalties from Valeo’s efforts and have only been designed into one passenger car OEM product line. If Valeo does not devote considerable resources and aggressively pursue opportunities, our expansion into the passenger car market, and our related revenues from contract engineering services and royalty revenues, could be adversely affected or not materialize as originally anticipated. As a result of the July 29, 2011 sale of substantially all of the assets of this segment on, we will no longer operate in the Vehicle Sensors segment.

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

Our future success will depend upon our ability to anticipate and adapt to changes in technology and industry standards, and to effectively develop, introduce, market and gain broad acceptance of new products and product enhancements incorporating the latest technological advancements. In particular, our LDW systems are incorporated into automobiles and trucks that face significant technological changes in each model year and among different vehicle models. Accordingly, we must adapt our technology from time to time to function with such changes. As a result of the July 29, 2011 sale of substantially all of the assets of this segment on, we will no longer operate in the Vehicle Sensors segment.

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all three of our segments, but cannot assure you that we will be successful in those efforts. International operations subject us to various inherent risks including, among others:

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. As a smaller reporting company, for our fiscal year ended March 31, 2011, we were exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting Company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

We experienced declining or flat net sales and contract revenues in our two most recently completed fiscal years. If we fail to manage this decline effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and further declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately in the U.S. or abroad.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since April 2008, our common stock has traded at closing prices as low as $0.98 per share and as high as $2.98 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Certain provisions of our charter documents may discourage a third party from acquiring us and may adversely affect the price of our common stock. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In August 2009, we adopted a new stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. Generally, the stockholder rights plan provides that if a person or group acquires 15% or more of our common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount off of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

#

Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

#

Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.