Form 10-Q
period 2011-09-30
ITERIS, INC.
filed 2011-11-02
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 27, 2011, there were 34,264,117 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2011

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary Meridian Environmental Technology, Inc.

Iteris®, Vantage®, VantageView™, VersiCam™, Abacus™, Vantage Vector™ and iPerform™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$22,843	$11,818
Trade accounts receivable	9,561	9,419
Costs in excess of billings on uncompleted contracts	4,619	4,070
Inventories	2,066	2,392
Deferred income taxes	2,927	2,927
Prepaid expenses and other current assets	695	392
Current assets of discontinued operation	—	2,850
Total current assets	42,711	33,868
Property and equipment, net	2,151	2,461
Deferred income taxes	7,312	10,807
Intangible assets, net	1,643	1,845
Goodwill	16,522	16,599
Other assets	202	203
Non-current assets of discontinued operation	—	4,822
Total assets	$70,541	$70,605

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,363	$2,985
Accrued payroll and related expenses	2,955	3,538
Accrued liabilities	3,318	3,203
Billings in excess of costs and estimated earnings on uncompleted contracts	1,529	1,335
Current portion of long-term debt	2,049	2,324
Current liabilities of discontinued operation	—	611
Total current liabilities	13,214	13,996
Long-term debt	—	640
Deferred rent	885	1,058
Unrecognized tax benefits	584	587
Other non-current liabilities	1,067	1,028
Total liabilities	15,750	17,309
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value, 70,000 shares authorized, 34,336 and 34,364 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	3,434	3,436
Additional paid-in capital	138,028	137,938
Accumulated deficit	(86,671)	(88,078)
Total stockholders’ equity	54,791	53,296
Total liabilities and stockholders’ equity	$70,541	$70,605

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales and contract revenues:
Net sales	$7,741	$7,248	$14,636	$14,941
Contract revenues	6,652	5,218	13,649	11,430
Total net sales and contract revenues	14,393	12,466	28,285	26,371
Costs of net sales and contract revenues:
Cost of net sales	3,716	3,549	6,872	7,061
Cost of contract revenues	4,672	3,242	9,539	7,379
Gross profit	6,005	5,675	11,874	11,931
Operating expenses:
Selling, general and administrative	4,429	3,940	9,130	8,165
Research and development	855	580	1,608	1,174
Amortization of intangible assets	102	26	202	50
Change in fair value of contingent acquisition consideration	(375)	—	(358)	—
Total operating expenses	5,011	4,546	10,582	9,389
Operating income	994	1,129	1,292	2,542
Non-operating income (expense):
Other income (expense), net	(2)	19	1	20
Interest expense, net	(22)	(42)	(51)	(82)
Income from continuing operations before income taxes	970	1,106	1,242	2,480
Provision for income taxes	(862)	(459)	(978)	(1,023)
Income from continuing operations	108	647	264	1,457
Gain on sale of discontinued operation, net of taxes of $3,190	1,115	—	1,115	—
Income (loss) from discontinued operation, net of tax	87	(105)	28	(118)
Net income	$1,310	$542	$1,407	$1,339

Income per share from continuing operations - basic and diluted	$0.00	$0.02	$0.01	$0.04
Gain per share from sale of discontinued operation - basic and diluted	$0.03	$0.00	$0.03	$0.00
Income (loss) per share from discontinued operation - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net income per share - basic and diluted	$0.04	$0.02	$0.04	$0.04

Shares used in basic per share calculations	34,428	34,332	34,396	34,331
Shares used in diluted per share calculations	34,500	34,383	34,530	34,538

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$1,407	$1,339
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	345	800
Depreciation of property and equipment	496	484
Stock-based compensation	175	186
Amortization of intangible assets	207	73
Change in fair value of contingent acquisition consideration	(358)	—
Gain on sale of discontinued operation, net of tax	(1,115)	—
Changes in operating assets and liabilities, net of effects of sale of business segment:
Accounts receivable	(470)	228
Net costs and estimated earnings in excess of billings	(355)	(152)
Inventories	467	(494)
Prepaid expenses and other assets	(293)	214
Accounts payable and accrued expenses	497	491
Net cash provided by operating activities	1,003	3,169

Cash flows from investing activities
Purchases of property and equipment	(173)	(249)
Cash paid for business combination	(137)	—
Net proceeds from sale of business segment	11,446	—
Net cash provided by (used in) investing activities	11,136	(249)

Cash flows from financing activities
Payments on long-term debt	(915)	(915)
Deferred payment for prior business combination	(112)	(106)
Repurchases of common stock	(150)	—
Proceeds from stock option exercises	63	19
Net cash used in financing activities	(1,114)	(1,002)
Increase in cash and cash equivalents	11,025	1,918
Cash and cash equivalents at beginning of period	11,818	10,405
Cash and cash equivalents at end of period	$22,843	$12,323

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiary in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leader in the traffic management market focused on the development and application of advanced technologies that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) and driver safety solutions to customers in the United States (“U.S.”) and internationally. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of September 30, 2011, the consolidated results of operations for the three and six months ended September 30, 2011 and 2010 and the consolidated cash flows for the six months ended September 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the SEC on June 1, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of debt and equity instruments, the valuation of contingent acquisition consideration and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill.

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

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying unaudited condensed consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that become billable according to contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. We expect such unbilled amounts will be billed and collected within the next twelve months.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance in U.S. GAAP. Additionally, among other disclosures, the ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We will be required to adopt the amendments prescribed by ASU 2011-04 for our fiscal year beginning April 1, 2012. We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments prescribed by ASU 2011-05 become effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). With respect to performing their required annual test for goodwill impairment, ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test in accordance with previously existing guidance. Otherwise, a company can skip the two-step test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of adopting the guidance prescribed by this ASU on our consolidated financial statements.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2011	2011
	(In thousands)
Materials and supplies	$1,349	$1,734
Work in process	7	84
Finished goods	710	574
	$2,066	$2,392

Intangible Assets

The following table presents details of our intangible assets:

	September 30, 2011		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$1,566	$(817)	$1,566	$(719)
Customer contracts / relationships	500	(63)	500	(21)
Other	550	(93)	550	(31)
Total	$2,616	$(973)	$2,616	$(771)

We do not have any intangible assets with indefinite useful lives. As of September 30, 2011, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2012	$202
2013	404
2014	387
2015	237
2016	229
Thereafter	184
$1,643

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Goodwill

The following table presents activity related to the carrying value of our goodwill by reportable segment for the six months ended September 30, 2011:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Balance at March 31, 2011	$8,214	$8,385	$16,599
Acquisition measurement period adjustments	—	(77)	(77)
Balance at September 30, 2011	$8,214	$8,308	$16,522

The decrease to goodwill above is primarily the result of certain income tax-related measurement period adjustments pertaining to our acquisition of Meridian Environmental Technology, Inc. (“MET”) in January 2011.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$279	$297
Additions charged to cost of sales	79	66
Warranty claims	(74)	(61)
Balance at end of period	$284	$302

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited condensed consolidated statements of operations.

Earnings Per Share

The following table sets forth the reconciliation of basic and diluted shares:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average common shares used in basic per share calculations	34,428	34,332	34,396	34,331
Dilutive stock options	72	46	122	203
Dilutive restricted stock units	—	5	12	3
Dilutive warrants	—	—	—	1
Weighted average common shares used in diluted per share calculations	34,500	34,383	34,530	34,538

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the calculation of diluted earnings per share amounts as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Stock options	2,153	1,036	2,162	948
Warrants	15	261	15	291

3.             Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011.

Under the terms of the Agreement, upon the closing of the sale, Bendix paid us $14 million, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix will pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement.

Upon the closing of the sale and resolution of working capital adjustments (as described above), we recorded aggregate proceeds received of approximately $12.0 million. Legal and other professional fees of approximately $0.4 million that were directly related to the sale transaction were offset against the proceeds to calculate net proceeds from the sale of approximately $11.6 million.

The following table summarizes the assets and liabilities of the Vehicle Sensors segment as of the sale date (in thousands):

Cash	$105
Accounts receivable	1,850
Inventories	1,147
Other current assets	31
Property and equipment, net	133
Goodwill	4,671
Total assets	7,937
Current liabilities	(691)
Net assets	$7,246

In comparing the above net assets to the net proceeds received, we recorded a gain on the sale of $4.3 million, or $1.1 million after tax, in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2011. The effective tax rate applicable to the gain was impacted by goodwill of $4.7 million for which there is no corresponding tax basis.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualifies as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the unaudited condensed consolidated statements of operations for all periods presented. For the three months ended September 30, 2011 and 2010, Vehicle Sensors net sales classified as part of discontinued operation was $1.1 million and $1.6 million, respectively. For the six months ended September 30, 2011 and 2010, Vehicle Sensors net sales classified as part of discontinued operation was $3.2 million and $3.4 million, respectively. We have elected not to allocate any interest expense to discontinued operation. Additionally, the applicable net assets of the Vehicle Sensors segment are separately presented as assets and liabilities of discontinued operation in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2011.

We have entered into a short-term transitional services agreement with Bendix in which we will provide them certain ongoing logistical and administrative support services. Bendix will pay us a fixed monthly amount for such support services, and will also pay us an hourly amount for providing certain development-related services during the transition period.

4.             Fair Value Measurements

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisition of MET was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the six months ended September 30, 2011 (in thousands):

Balance at March 31, 2011	$2,528
Change in fair value included in net income	(358)
Balance at September 30, 2011	$2,170

The decrease in the fair value of this liability during the six months ended September 30, 2011 resulted primarily from revisions to our estimates of the probability of achieving certain earn-out targets.

The current portions of the liability at September 30, 2011 and March 31, 2011 were $1.1 million and $1.5 million, respectively, and were included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The remaining non-current portions of the liability are included within non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. The change in the estimated fair value of the liability for the three and six months ended September 30, 2011 is included as part of operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2011 or March 31, 2011.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and six months ended September 30, 2011 and 2010.

5.             Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

We currently maintain a credit facility that provides for (i) a revolving line of credit, expiring on October 1, 2012, with borrowings of up to $12.0 million and (ii) a $7.5 million term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2011, no amounts were borrowed under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

Long-Term Debt — Bank Term Note

As of September 30, 2011, we had outstanding borrowings of approximately $2.0 million under our bank term note, which expires on May 1, 2013. Principal payments under this term note are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. As of September 30, 2011 and March 31, 2011, an additional $500,000 was included in the current portion of the term note within the accompanying unaudited condensed consolidated balance sheets, representing the amount we estimate will be due on November 1, 2011. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets.

6.             Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except percentages)
Provision for income taxes	$862	$459	$978	$1,023
Effective tax rate	88.9%	41.5%	78.7%	41.3%

Our effective tax rates in the three and six months ended September 30, 2011 were unfavorably impacted, in part, due to certain non-deductible expenses and adjustments. Additionally, during the three months ended September 30, 2011, as a result of newly issued guidance from a state tax authority concerning the applicable carryforward period for net operating losses (“NOLs”), we recorded a valuation allowance of $734,000 against certain of our state NOLs. This resulted in additional income tax expense, net of a federal benefit, of $484,000 for the three and six months ended September 30, 2011. As of March 31, 2011 (our prior fiscal year-end), we did not have any valuation allowance recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

Related Party Transaction

In August 2009, MAXxess Systems, Inc. (“MAXxess”) executed a promissory note payable to Iteris for $274,000 for amounts previously owed to us under a sublease agreement for which we had previously fully reserved such amount. MAXxess is owned by an investor group that includes two of our directors. During the three months ended September 30, 2011, accrued interest of $16,000, along with $14,000 of the principal balance of the note, were paid off through the rendering of agreed-upon bona fide services by MAXxess to Iteris. As of September 30, 2011, $260,000 in principal on the note remained outstanding and payable to Iteris. This balance continues to be fully reserved.

8.             Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At September 30, 2011, there were 638,000 shares of common stock available for grant under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2011 is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Shares	per Share
	(In thousands)
Options outstanding at March 31, 2011	3,111	$1.59
Granted	70	1.23
Exercised	(53)	1.19
Expired	(705)	1.24
Forfeited	(24)	1.58
Options outstanding at September 30, 2011	2,399	$1.69

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive shares of our common stock upon vesting, for the six months ended September 30, 2011 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2011	214
Restricted stock units vested	(51)
Restricted stock units forfeited	(19)
Restricted stock units ouststanding at September 30, 2011	144

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of net sales	$3	$3	$6	$5
Cost of contract revenues	8	9	16	17
Selling, general and administrative expense	68	71	134	145
Research and development expense	6	5	13	8
Income (loss) from discontinued operation, net of tax	2	7	6	11
	$87	$95	$175	$186

At September 30, 2011, there was approximately $436,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.0 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

The grant date fair value per share of stock options granted in the six months ended September 30, 2011 has been estimated using the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	1.8%
Expected volatility of common stock	52%
Dividend yield	—
Weighted-average grant date fair value per share	$0.67

9.             Stock Repurchase Program

In August 2011, our board of directors approved a stock repurchase program covering up to $3 million of our common stock over 12 months. Under the program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades and pursuant to a 10b5-1 program during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify, terminate or extend the repurchase program at any time without prior notice. During the three months ended September 30, 2011 we repurchased approximately 132,000 shares of our common stock at a weighted average price per share of $1.15. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

10.          Business Segment Information

As a result of the sale of substantially all of the assets of our Vehicle Sensors segment (see Note 3), along with a reevaluation and reorganization of our operating segments in the first quarter of our fiscal year ending March 31, 2012, we now operate in two reportable segments: Roadway Sensors and Transportation Systems. The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. This segment also includes our Pico compact video detection system, which is a vehicle detection system designed primarily to respond to international video detection needs. The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. This segment is also comprised of the operations of MET, which specializes in 511 advanced traveler information systems and offers a unique range of customer-specific environmental and operational forecasting products and services, and offers Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs.

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1). Certain corporate expenses, including interest and amortization of intangible assets, are not allocated to the segments. Unallocated corporate expenses in the current fiscal year also include costs related to the sale of our Vehicle Sensors segment and certain other corporate initiatives, as well as costs related to our recently announced iPerform information management solution. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers.

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2011 and 2010:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended September 30, 2011
Product revenue	$7,741	$—	$7,741
Service and other revenue	—	6,652	6,652
Segment income	1,245	129	1,374

Three Months Ended September 30, 2010
Product revenue	$7,248	$—	$7,248
Service and other revenue	—	5,218	5,218
Segment income	1,210	165	1,375

Six Months Ended September 30, 2011
Product revenue	$14,636	$—	$14,636
Service and other revenue	—	13,649	13,649
Segment income	2,160	267	2,427

Six Months Ended September 30, 2010
Product revenue	$14,941	$—	$14,941
Service and other revenue	—	11,430	11,430
Segment income	2,580	478	3,058

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Segment income:
Total income from reportable segments	$1,374	$1,375	$2,427	$3,058
Unallocated amounts:
Corporate and other expenses	(653)	(220)	(1,291)	(466)
Amortization of intangible assets	(102)	(26)	(202)	(50)
Change in fair value of contingent acquisition consideration	375	—	358	—
Other income (expense), net	(2)	19	1	20
Interest expense, net	(22)	(42)	(51)	(82)
Income from continuing operations before income taxes	$970	$1,106	$1,242	$2,480

11.          Subsequent Event

On November 1, 2011 we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), pursuant to a definitive agreement signed on October 27, 2011. BTS was a privately-held company based in Berkeley, California which specializes in transportation performance measurement. BTS’s Performance Measurement System leverages its real-time data collection, diagnostic, fusion, and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays, and travel time.

The purchase consideration consists of approximately i) $1.2 million in cash, comprised of $900,000, less adjustments for working capital, at the closing of the acquisition, and up to $250,000 at the 24-month anniversary of the closing of the acquisition, pursuant to a holdback provision, (ii) up to $500,000 at the 36-month anniversary of the closing of the acquisition, pursuant to a deferred payment provision and (iii) up to $750,000 pursuant to an earn-out provision based on revenue and operating income achieved from BTS’s operations during the 18 months ending June 30, 2013.

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

Acquisitions. On November 1, 2011 we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc., a privately-held company based in Berkeley, California which specializes in transportation performance measurement. The purchase consideration consists of approximately $1.2 million in cash at the closing of the acquisition, subject to certain holdbacks, as well as up to $500,000 at the 36-month anniversary of the closing of the acquisition and up to $750,000 pursuant to an 18-month earn-out provision. Refer to Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of the report for additional discussion on this acquisition.

In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”) for an initial cash payment of approximately $1.6 million. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, Inc., which included the Abacus system, for an aggregate purchase price of approximately $518,000.

Divestiture. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011. Upon closing, Bendix paid us $14 million, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix will pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement. As a result of the sale of substantially all of the assets of this segment, we no longer operate in the Vehicle Sensors segment.

Upon the closing of the sale and resolution of working capital adjustments (as described above), we recorded aggregate proceeds received of approximately $12.0 million. Legal and other professional fees of approximately $0.4 million that were directly related to the sale transaction were offset against the proceeds to calculate net proceeds from the sale of $11.6 million. These net proceeds were applied against approximately $7.3 million of net assets of the Vehicle Sensors segment as of the sale date to calculate the gain on the sale of $4.3 million, excluding applicable taxes of $3.2 million. Refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for further discussion of the income tax effects applicable to the gain on the sale.

We have determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualifies as a discontinued operation. The applicable financial results of the Vehicle Sensors segment through the sale date have been reported as a discontinued operation for all periods presented in the Unaudited Condensed Consolidated Statements of Operations included in Part I, Item 1 of this report. For the three months ended September 30, 2011 and 2010, Vehicle Sensors net sales classified as part of discontinued operations was $1.1 million and $1.6 million, respectively. For the six months ended September 30, 2011 and 2010, Vehicle Sensors net sales classified as part of discontinued operations was $3.2 million and $3.4 million, respectively. We have elected not to allocate any interest expense to discontinued operations. Additionally, the applicable net assets of the Vehicle Sensors segment are separately presented as assets and liabilities of discontinued operation in our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2011 included in Part I, Item 1 of this report.

We have entered into a short-term transitional services agreement with Bendix in which we will provide them certain ongoing logistical and administrative support services. Bendix will pay us a fixed monthly amount for such support services, and will also pay us an hourly amount for providing certain development-related services during the transition period.

Business Segments. Subsequent to the sale of substantially all of the assets of our Vehicle Sensors segment, we now operate in two reportable segments: Roadway Sensors and Transportation Systems.

Roadway Sensors

Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies.

•                  Our Vantage video detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. Our VantageView software supplements our Vantage video detection systems by providing an integrated platform to manage and “see” video detection assets remotely over a network connection. In October 2011, we announced the introduction of Vantage Vector vehicle detection solution, which, through sensor fusion, enhances our video detection capabilities with radar sensor technology.

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

Transportation Systems

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. This segment also includes the activities of MET, which we acquired in January 2011. MET specializes in 511 advanced traveler information systems and offers a unique range of customer-specific environmental and operational forecasting products and services. It also utilizes certain internally developed systems and tools as the model for the 511 National Guidelines, and currently delivers a combination of customized route-specific surface weather, travel times and road condition reports statewide across various states in the U.S. It also provides Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. MDSS provides detailed and accurate information at the route level that enables the efficient maintenance of roads and highways while optimizing resource use and reducing costs.

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the passage of a new Federal Highway Bill. Congress is currently working on such a bill and has recently agreed to extend the current funding levels under the previously expired Federal Highway Bill through March 2012. Continued delays in the enactment of such a new Federal Highway Bill, and until such time as a bill becomes law, will prolong the uncertainty regarding the allotment of transportation funds in federal, state and local budgets. We believe that prolonged uncertainty has adversely impacted, and may continue to adversely impact, our net sales and contract revenues and our overall financial performance in future periods.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”). There have been no significant changes in our critical accounting policies and estimates during the three and six months ended September 30, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2011.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales and contract revenues:
Net sales	53.8%	58.1%	51.7%	56.7%
Contract revenues	46.2	41.9	48.3	43.3
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	25.8	28.5	24.3	26.8
Cost of contract revenues	32.5	26.0	33.7	28.0
Gross profit	41.7	45.5	42.0	45.2
Operating expenses:
Selling, general and administrative	30.8	31.6	32.3	31.0
Research and development	5.9	4.7	5.7	4.5
Amortization of intangible assets	0.7	0.2	0.7	0.2
Change in fair value of contingent acquisition consideration	(2.6)	—	(1.3)	—
Total operating expenses	34.8	36.5	37.4	35.6
Operating income	6.9	9.1	4.6	9.6
Non-operating income (expense):
Other income (expense), net	(0.0)	0.2	0.0	0.1
Interest expense, net	(0.2)	(0.3)	(0.2)	(0.3)
Income from continuing operations before income taxes	6.7	8.9	4.4	9.4
Provision for income taxes	(6.0)	(3.7)	(3.5)	(3.9)
Income from continuing operations	0.8	5.2	0.9	5.5
Gain on sale of discontinued operation, net of tax	7.7	—	3.9	—
Income (loss) from discontinued operation, net of tax	0.6	(0.8)	0.1	(0.4)
Net income	9.1%	4.3%	5.0%	5.1%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of sales from our Roadway Sensors segment. Contract revenues consist of revenues from our Transportation Systems segment.

The following tables present details of our net sales and contract revenues for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Net sales	$7,741	$7,248	$493	6.8%
Contract revenues	6,652	5,218	1,434	27.5
Total net sales and contract revenues	$14,393	$12,466	$1,927	15.5%

	Six Months Ended
	September 30,		Increase	%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Net sales	$14,636	$14,941	$(305)	(2.0)%
Contract revenues	13,649	11,430	2,219	19.4
Total net sales and contract revenues	$28,285	$26,371	$1,914	7.3%

We have historically had a diverse customer base. For the six months ended September 30, 2011 and 2010, no individual customer represented greater than 10% of our total net sales and contract revenues.

Net Sales

The increase in net sales for the three months ended September 30, 2011 as compared to the corresponding period in the prior year was aided by certain Roadway Sensors customer orders that were booked in the prior quarter but did not ship until the current quarter. Net sales for the six months ended September 30, 2011 were marginally lower than the corresponding period in the prior year due primarily to certain international customer orders in the prior year which did not recur in the current year.

Contract Revenues

Our contract revenues are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Contract revenues for the three and six months ended September 30, 2011 increased compared to the corresponding periods in the prior year due primarily to approximately $900,000 and $2.0 million of revenues, respectively, derived from our January 2011 acquisition of MET.

Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as upon government funding initiatives in the markets we serve.

Gross Profit.  The following tables present details of our gross profit for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Total gross profit	$6,005	$5,675	$330	5.8%
Total gross profit as a % of total net sales and contract revenues	41.7%	45.5%
Gross profit as a % of net sales	52.0%	51.0%
Gross profit as a % of contract revenues	29.8%	37.9%

	Six Months Ended
	September 30,			%
	2011	2010	Decrease	Change
	(In thousands, except percentages)
Total gross profit	$11,874	$11,931	$(57)	(0.5)%
Total gross profit as a % of total net sales and contract revenues	42.0%	45.2%
Gross profit as a % of net sales	53.0%	52.7%
Gross profit as a % of contract revenues	30.1%	35.4%

Our total gross profit as a percentage of total net sales and contract revenues decreased for the three and six months ended September 30, 2011 as compared to the corresponding periods in the prior year primarily as a result of our product and service mix. Our net sales (derived from our Roadway Sensors segment) represented approximately 54% and 52% of our total net sales and contract revenues for the three and six months ended September 30, 2011, respectively, as compared to 58% and 57%, respectively, for the corresponding prior year periods. Our net sales generally carry higher margins than our contract revenues derived from our consulting services.

Gross profit as a percent of net sales (“gross margin”) was generally consistent for the three and six months ended September 30, 2011 as compared to the corresponding periods in the prior year. Our gross margin can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize the majority of our contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. Gross profit as a percent of contract revenues for the three and six months ended September 30, 2011 was lower than the comparable prior year periods primarily due to lower margins stemming from seasonality due to the decrease in revenues from certain of our MDSS and weather forecasting services in the spring and summer time periods. Also, the overall mix of contract revenues in the current year periods, particularly the current quarter, contained a higher proportion of lower-margin sub-consulting content. We expect to experience variability in our Transportation Systems segment in future periods due to our contract mix and related sub-consulting content, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which will cause fluctuations in our margins from contract revenues from period to period.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,143	21.8%	$2,784	22.3%	$359	12.9%
Facilities, insurance and supplies	466	3.2	531	4.3	(65)	(12.2)
Travel and conferences	387	2.7	301	2.4	86	28.6
Professional and outside services	329	2.3	259	2.1	70	27.0
Other	104	0.7	65	0.5	39	60.0
Selling, general and administrative	$4,429	30.8%	$3,940	31.6%	$489	12.4%

	Six Months Ended		Six Months Ended
	September 30, 2011		September 30, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$6,408	22.7%	$5,759	21.8%	$649	11.3%
Facilities, insurance and supplies	922	3.3	1,123	4.3	(201)	(17.9)
Travel and conferences	788	2.8	668	2.5	120	18.0
Professional and outside services	900	3.2	614	2.3	286	46.6
Other	112	0.4	1	0.0	111	11,100.0
Selling, general and administrative	$9,130	32.3%	$8,165	31.0%	$965	11.8%

The overall increases in selling, general and administrative expense for the three and six months ended September 30, 2011 as compared to the corresponding periods in the prior year were primarily due to (i) higher salary, travel and headcount-related expenses as we have added certain key sales and marketing personnel and added personnel as a result of the MET acquisition and (ii) legal and professional services related to the sale of our Vehicle Sensors segment, and certain other corporate initiatives. Additionally, in the three and six months ended September 30, 2010, we realized approximately $50,000 and $250,000, respectively, in reversals of previously recorded bad debt expense (included in the “Other” category in the table above) primarily as a result of collecting certain large accounts receivable balances. In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable.

Research and Development Expense.  The following tables present research and development expense for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$591	4.1%	$361	2.9%	$230	63.7%
Facilities, development and supplies	199	1.4	190	1.5	9	4.7
Other	65	0.5	29	0.2	36	124.1
Research and development	$855	5.9%	$580	4.7%	$275	47.4%

	Six Months Ended		Six Months Ended
	September 30, 2011		September 30, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,122	4.0%	$804	3.0%	$318	39.6%
Facilities, development and supplies	370	1.3	299	1.1	71	23.7
Other	116	0.4	71	0.3	45	63.4
Research and development	$1,608	5.7%	$1,174	4.5%	$434	37.0%

Research and development expenses for the three and six months ended September 30, 2011 were higher than the corresponding periods in the prior year primarily due to (i) the allocation of additional resources to various development projects in our Roadway Sensors segment, including our recently announced Vantage Vector vehicle detection sensor, (ii) development costs related to our recently announced iPerform information management solution and (iii) the addition of expenses in the current year period related to MET.

Fair Value of Contingent Acquisition Consideration.  During the three and six months ended September 30, 2011, we recorded net decreases of $375,000 and $358,000, respectively, to the liability for the estimated fair value of the contingent consideration related to our acquisition of MET. The decreases resulted primarily from revisions to our estimates of the probability of achieving certain earn-out targets as stipulated in the acquisition agreement. In future periods, the estimated fair value of this liability may increase or decrease as we reevaluate our estimates based on the relevant facts and circumstances and related financial performance of MET.

Income Taxes.  The following tables present our provision for income taxes for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Provision for income taxes	$862	$459	$403	88%
Effective tax rate	88.9%	41.5%

	Six Months Ended
	September 30,			%
	2011	2010	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$978	$1,023	$(45)	(4)%
Effective tax rate	78.7%	41.3%

Our effective tax rates in the three and six months ended September 30, 2011 were higher than those for the corresponding periods in the prior year due in part to the impact of certain non-deductible expenses and adjustments. Additionally, during the three months ended September 30, 2011, as a result of newly issued guidance from a state tax authority concerning the applicable carryforward period for net operating losses (“NOLs”), we recorded a valuation allowance of $734,000 against certain of our state NOLs. This resulted in additional income tax expense, net of federal benefit, of $484,000 for the three and six months ended September 30, 2011. As of March 31, 2011 (our prior fiscal year-end), we did not have any valuation allowance recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

At September 30, 2011, we had $29.5 million in working capital, which included no borrowings on our $12.0 million line of credit and $22.8 million in cash and cash equivalents. This compares to working capital of $19.9 million at March 31, 2011, which included no borrowings on our line of credit and $11.8 million in cash and cash equivalents.

The following table summarizes our cash flows for the six months ended September 30, 2011 and 2010:

	Six Months Ended
	September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,003	$3,169
Investing activities	11,136	(249)
Financing activities	(1,114)	(1,002)

Operating Activities.  Cash provided by our operations for the six months ended September 30, 2011 was primarily the result of our net income of $1.4 million, partially offset by (i) $250,000 in net non-cash income within the statement of operations and (ii) $154,000 of net cash used from the changes in our operating assets and liabilities during the period. The $250,000 in net non-cash income was comprised of a $1.1 million net gain on the sale of our Vehicle Sensors segment and $358,000 related to the change in fair value of contingent consideration for the acquisition of MET, partially offset by approximately $1.2 million in total non-cash items for adjustments to deferred tax assets, depreciation, amortization and stock-based compensation expense.

Cash provided by our operations for the six months ended September 30, 2010 was primarily the result of (i) our net income of $1.3 million during such period; (ii) $1.5 million in non-cash items within the statement of operations, primarily consisting of adjustments to our deferred tax assets of $800,000 and depreciation expense of $484,000; and (iii) $287,000 in cash resulting from changes in our operating assets and liabilities during the period.

Investing Activities.  Cash provided by our investing activities during the six months ended September 30, 2011 consisted of $11.5 million in net proceeds from the sale of substantially all of the assets of our Vehicle Sensors segment, partially offset by (i) $173,000 for purchases of property and equipment and (ii) a $137,000 payment related to the MET acquisition. Cash used in our investing activities during the six months ended September 30, 2010 consisted of $249,000 for purchases of property and equipment.

Financing Activities.  Net cash used in financing activities during the six months ended September 30, 2011 was primarily the result of (i) $915,000 in payments on our long-term debt, (ii) $150,000 in cash used to repurchase shares of our common stock and (iii) $112,000 representing the final payment for the acquisition of certain assets of Hamilton Signal. Net cash used in financing activities during the six months ended September 30, 2010 was primarily the result of payments of $915,000 on our long-term debt and $106,000 representing the first anniversary payment for the acquisition of certain assets of Hamilton Signal.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (the “Bank”), which provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million term note (discussed below). In September 2010, we entered into a modification agreement with the Bank to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2011, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of September 30, 2011, we had outstanding borrowings of approximately $2.0 million under the term note included in our credit facility. Principal payments under this term note, which expires on May 1, 2013, are required to be repaid in 48 monthly installments of $152,000 commencing on June 1, 2009. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on each of November 1, 2010 and 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets.

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

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at September 30, 2011.

Seasonality

We have historically experienced, and expect to continue to experience seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions. We have also recently experienced, and expect to continue to experience seasonality with respect to revenues from our MDSS and related weather forecasting services within our Transportation Systems segment, due to the decrease in revenues generated for such services during the spring and summer time periods.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our net sales and contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls increasingly present at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the recent decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on Transportation Systems contract revenues and Roadway Sensors net sales. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainty regarding the delay in the passage of a new Federal Highway Bill; however, Congress recently agreed to extend the current levels of funding under the previous bill through March 2012. If the conditions above continue or worsen, or uncertainties regarding funding under a new Federal Highway Bill are prolonged, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our net sales and contract revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the 2005 Federal Highway Bill which expired in October 2009, as well as delays or reductions in other state and local funding dedicated for transportation projects;

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

•                                          import and export license requirements and restrictions of the U.S. and each other country in which we operate;

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

•                                          seasonality with respect to revenues from our MDSS and related weather forecasting services due to the decrease in revenues generated for such services during the spring and summer time periods.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2011, our Board of Directors approved a stock repurchase program. Under the program, we may acquire up to $3 million of our outstanding common stock from time to time until August 2012. Purchases may be made in the open market (including pursuant to Rule 10b5-1 trading plans), in privately negotiated transactions or in block purchases, depending on market conditions, share price and other factors. The table below details our common stock repurchases for the three months ended September 30, 2011. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans of Programs

July 1-31, 2011	—	$—	—
August 1-31, 2011	18,176	1.15	18,176
September 1-30, 2011	113,391	1.15	113,391
Total	131,567	$1.15	131,567	$3,000,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

BTS Acquisition.  On October 27, 2011, we entered into a stock purchase agreement (the “Agreement”) with Berkeley Transportation Systems, Inc. (“BTS”) and its sole stockholder, Karl Petty (the “Stockholder”) to acquire all of the outstanding capital stock of BTS.  This acquisition was completed on November 1, 2011 and BTS became our wholly-owned subsidiary.  BTS is a leader in transportation performance measurement. Its Performance Measurement System (“PeMS”) leverages BTS’ real-time data collection, diagnostic, fusion, and warehousing platform to aggregate and compute performance measures.  The purchase consideration for the acquisition consists of approximately (i) $1.2 million in cash, comprised of $900,000, less adjustments for working capital, at the closing of the acquisition and up to $250,000 at the 24-month anniversary of the closing of the acquisition, pursuant to a holdback provision, (ii) up to $500,000 at the 36-month anniversary of the closing of the acquisition, pursuant to a deferred payment provision and (iii) up to an additional $750,000 pursuant to an earn-out provision based on revenue and operating income achieved from BTS’ operations during the eighteen months ending June 30, 2013.  The Agreement also contains customary representations and warranties of the parties, as well as certain indemnification obligations.  In addition, pursuant to the Agreement, the Stockholder is also subject to certain noncompetition and nonsolicitation obligations.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
2.1*	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

*                           Portions of this exhibit are omitted and were filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under 24b-2 of the Securities Exchange Act of 1934. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iteris, Inc. undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

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

Dated: November 2, 2011	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Where Located
2.1*	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

*                           Portions of this exhibit are omitted and were filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under 24b-2 of the Securities Exchange Act of 1934. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iteris, Inc. undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

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