Form 10-Q
period 2011-12-31
ITERIS, INC.
filed 2012-02-09
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 27, 2012, there were 34,133,124 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2011

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiary Meridian Environmental Technology, Inc.

Iteris®, Vantage®, VantageView™, VersiCam™, Abacus™, Vantage Vector™ and iPerform™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$21,519	$11,818
Trade accounts receivable	9,610	9,419
Costs in excess of billings on uncompleted contracts	5,434	4,070
Inventories	1,909	2,392
Deferred income taxes	2,822	2,927
Prepaid expenses and other current assets	618	392
Current assets of discontinued operation	—	2,850
Total current assets	41,912	33,868
Property and equipment, net	2,097	2,461
Deferred income taxes	6,962	10,807
Intangible assets, net	2,602	1,845
Goodwill	17,318	16,599
Other assets	210	203
Non-current assets of discontinued operation	—	4,822
Total assets	$71,101	$70,605

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,973	$2,985
Accrued payroll and related expenses	2,787	3,538
Accrued liabilities	4,231	3,203
Billings in excess of costs and estimated earnings on uncompleted contracts	1,824	1,335
Current portion of long-term debt	1,092	2,324
Current liabilities of discontinued operation	—	611
Total current liabilities	13,907	13,996
Long-term debt	—	640
Deferred rent	792	1,058
Unrecognized tax benefits	406	587
Other non-current liabilities	642	1,028
Total liabilities	15,747	17,309
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value, 70,000 shares authorized, 34,133 and 34,364 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	3,413	3,436
Additional paid-in capital	137,865	137,938
Accumulated deficit	(85,924)	(88,078)
Total stockholders’ equity	55,354	53,296
Total liabilities and stockholders’ equity	$71,101	$70,605

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales and contract revenues:
Net sales	$6,598	$6,529	$21,234	$21,470
Contract revenues	8,283	5,424	21,932	16,854
Total net sales and contract revenues	14,881	11,953	43,166	38,324
Costs of net sales and contract revenues:
Cost of net sales	3,263	3,130	10,135	10,191
Cost of contract revenues	6,154	3,929	15,693	11,308
Gross profit	5,464	4,894	17,338	16,825
Operating expenses:
Selling, general and administrative	4,371	4,120	13,501	12,285
Research and development	868	657	2,476	1,831
Amortization of intangible assets	141	24	343	74
Change in fair value of contingent acquisition consideration	(281)	—	(639)	—
Impairment of goodwill	—	7,970	—	7,970
Total operating expenses	5,099	12,771	15,681	22,160
Operating income (loss)	365	(7,877)	1,657	(5,335)
Non-operating income (expense):
Other income (expense), net	3	(7)	4	13
Interest expense, net	(13)	(38)	(64)	(120)
Income (loss) from continuing operations before income taxes	355	(7,922)	1,597	(5,442)
Benefit (provision) for income taxes	263	836	(715)	(187)
Income (loss) from continuing operations	618	(7,086)	882	(5,629)
Gain on sale of discontinued operation, net of tax	129	—	1,244	—
Income (loss) from discontinued operation, net of tax	—	59	28	(59)
Net income (loss)	$747	$(7,027)	$2,154	$(5,688)

Income (loss) per share from continuing operations - basic and diluted	$0.02	$(0.21)	$0.03	$(0.16)
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00	$0.04	$0.00
Income (loss) per share from discontinued operation - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share - basic and diluted	$0.02	$(0.20)	$0.06	$(0.17)

Shares used in basic per share calculations	34,217	34,332	34,337	34,331
Shares used in diluted per share calculations	34,271	34,332	34,443	34,331

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$2,154	$(5,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in deferred income taxes	231	123
Depreciation of property and equipment	716	730
Stock-based compensation	237	286
Impairment of goodwill	—	7,970
Amortization of intangible assets	348	109
Change in fair value of contingent acquisition consideration	(639)	—
Gain on sale of discontinued operation, net of tax	(1,244)	—
Loss on disposal of property and equipment	1	8
Changes in operating assets and liabilities, net of effects of acquisition and sale of business segment:
Accounts receivable	(355)	1,117
Net costs and estimated earnings in excess of billings	(694)	(120)
Inventories	624	(746)
Prepaid expenses and other assets	86	115
Accounts payable and accrued expenses	379	410
Net cash provided by operating activities	1,844	4,314

Cash flows from investing activities
Purchases of property and equipment	(295)	(298)
Cash paid for acquisitions	(977)	—
Net proceeds from sale of business segment	11,446	—
Net cash provided by (used in) investing activities	10,174	(298)

Cash flows from financing activities
Payments on long-term debt	(1,872)	(1,872)
Deferred payment for prior acquisition	(112)	(106)
Repurchases of common stock	(396)	—
Proceeds from stock option exercises	63	19
Net cash used in financing activities	(2,317)	(1,959)
Increase in cash and cash equivalents	9,701	2,057
Cash and cash equivalents at beginning of period	11,818	10,405
Cash and cash equivalents at end of period	$21,519	$12,462

Supplemental schedule of non-cash investing and financing activities:
Liabilities incurred for acquisition	$971	$—

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2011

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiaries in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leader in the traffic management market focused on the development and application of advanced technologies and information solutions that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers in the United States (“U.S.”) and internationally. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Iteris as of December 31, 2011, the consolidated results of operations for the three and nine months ended December 31, 2011 and 2010 and the consolidated cash flows for the nine months ended December 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the SEC on June 1, 2011.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited condensed consolidated statements of operations as an expense, based on the grant date fair values of our stock-based awards, whereby such fair values are amortized over the requisite service period. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which considers, among other factors, the expected life of the award and the expected volatility of our stock price. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement and plans to reconsider it during the first half of calendar 2012. The amendments prescribed by ASU 2011-05 are currently scheduled to become effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

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

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2011	2011
	(In thousands)
Materials and supplies	$1,032	$1,734
Work in process	131	84
Finished goods	746	574
	$1,909	$2,392

Intangible Assets

The following table presents details of our intangible assets:

	December 31, 2011		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Developed technology	$1,856	$(874)	$1,566	$(719)
Customer contracts / relationships	750	(90)	500	(21)
Other	1,110	(150)	550	(31)
Total	$3,716	$(1,114)	$2,616	$(771)

We do not have any intangible assets with indefinite useful lives. As of December 31, 2011, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2012	$161
2013	644
2014	627
2015	431
2016	360
Thereafter	379
$2,602

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Goodwill

The following table presents activity related to the carrying value of our goodwill by reportable segment for the nine months ended December 31, 2011:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Balance at March 31, 2011	$8,214	$8,385	$16,599
Acquistion of Berkeley Transportation Systems, Inc.	—	796	796
Measurement period adjustments	—	(77)	(77)
Balance at December 31, 2011	$8,214	$9,104	$17,318

The measurement period adjustment in the table above is due primarily to certain income tax-related adjustments pertaining to our acquisition of Meridian Environmental Technology, Inc. (“MET”) in January 2011.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$279	$297
Additions charged to cost of sales	114	110
Warranty claims	(110)	(104)
Balance at end of period	$283	$303

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for all periods presented in the accompanying unaudited condensed consolidated statements of operations.

Earnings Per Share

The following table sets forth the reconciliation of basic and diluted shares:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Weighted average common shares used in basic per share calculations	34,217	34,332	34,337	34,331
Dilutive stock options	54	—	98	—
Dilutive restricted stock units	—	—	8	—
Weighted average common shares used in diluted per share calculations	34,271	34,332	34,443	34,331

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the calculation of diluted earnings per share amounts as their effect would have been anti-dilutive:

	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Stock options	2,110	3,173	2,144	1,690
Warrants	15	261	15	281
Restricted stock units	—	214	—	71

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011.

Under the terms of the Agreement, upon the closing of the sale, Bendix paid us $14 million, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement.

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

In comparing the above net assets to the net proceeds received, we recorded a gain on the sale of $4.3 million, or $1.1 million after tax, in the accompanying unaudited condensed consolidated statements of operations for the nine months ended December 31, 2011. The effective tax rate applicable to the gain was impacted by goodwill of $4.7 million for which there is no corresponding tax basis. During the three and nine months ended December 31, 2011, we also recorded a gain on the sale of approximately $189,000, or $129,000 after tax, related to certain performance and royalty-related earn-outs (as described above) that were achieved through December 31, 2011.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualifies as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the unaudited condensed consolidated statements of operations for all periods presented. For the three months ended December 31, 2011 and 2010, Vehicle Sensors net sales classified as part of discontinued operation was $0 and $2.1 million, respectively. For the nine months ended December 31, 2011 and 2010, Vehicle Sensors net sales classified as part of discontinued operation were $3.2 million and $5.5 million, respectively. We have elected not to allocate any interest expense to discontinued operation. Additionally, the applicable net assets of the Vehicle Sensors segment are separately presented as assets and liabilities of discontinued operation in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2011.

We have entered into a short-term transitional services agreement with Bendix that is scheduled to terminate at the end of February 2012, pursuant to which we provide them certain ongoing logistical and administrative support services. Bendix pays us a fixed monthly amount for such support services, and also pays us an hourly amount for providing certain development-related services during the transition period.

4.                                      Acquisition

In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”). BTS was a privately-held company based in Berkeley, California which specializes in transportation performance measurement. BTS’ Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays, and travel time. Our primary reasons for the acquisition were to add key technologies to complement our iPerform solution and strengthen our performance measurement and management initiative as a whole.

Our consolidated financial statements for the three and nine months ended December 31, 2011 include the results of operations of BTS commencing as of the acquisition date. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash to BTS. Additionally, we are also scheduled to pay (i) up to $250,000 at the 24-month anniversary of the closing of the acquisition, pursuant to a holdback provision, (ii) up to $500,000 at the 36-month anniversary of the closing of the acquisition, pursuant to a deferred payment provision, and (iii) up to $750,000 pursuant to an earn-out provision based on revenue and operating income achieved from BTS’ operations during the 18 months ending June 30, 2013. Our potential obligation pertaining to the various contingent consideration payments ranges from $0 to $1.5 million. Acquisition-related costs were not significant and are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2011.

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

The acquisition is recorded as follows (in thousands):

Fair value of consideration transferred:
Cash paid on or shortly after acquisition date	$840
Estimated fair value of contingent consideration	971
Total	1,811

Allocation:
Accounts receivable	(164)
Other tangible assets	(375)
Purchased intangible assets	(1,100)
Liabilities	624
Goodwill	$796

The excess of the fair value of the business over the aggregate fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The primary factor that resulted in the recognition of goodwill was the acquisition of BTS’ assembled workforce, which is not a separately identifiable intangible asset. The goodwill is not expected to be deductible for income tax purposes.

Purchased Intangible Assets

The following table presents details of the intangible assets acquired:

	Estimated Useful Life	Amount
	(In years)	(In thousands)
Backlog	3	$330
Developed technology	6	290
Customer contracts / relationships	6	250
Other purchased intangible assets	5 - 7	230
		$1,100

Supplemental Pro Forma Data

The unaudited pro forma data below presents selected details of our results of operations as if the acquisition of BTS had occurred on April 1, 2010. The following data includes the amortization of purchased intangible assets. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on April 1, 2010.

	Nine Months Ended
	December 31,
	2011	2010
	(In thousands, except per share data)
Pro forma net sales and contract revenues	$44,313	$39,601
Pro forma net income (loss)	$2,025	$(6,031)
Pro forma net income (loss) per share - basic and diluted	$0.06	$(0.18)

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of MET and BTS was determined using Level 3 inputs based on probabilistic calculations whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the nine months ended December 31, 2011 (in thousands):

Balance at March 31, 2011	$2,528
Fair value of BTS contingent consideration assumed at acquisition date	971
Change in fair value included in net income	(639)
Balance at December 31, 2011	$2,860

The change in the estimated fair value of this liability during the nine months ended December 31, 2011 resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

The current portions of the liability at December 31, 2011 and March 31, 2011 were $2.2 million and $1.5 million, respectively, and were included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The remaining non-current portions of the liability are included within non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. The change in the estimated fair value of the liability for the three and nine months ended December 31, 2011 is included as part of operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2011 or March 31, 2011.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. Other than goodwill, which was measured at fair value at December 31, 2010 as a result of an impairment charge, no non-financial assets were measured at fair value during the three and nine months ended December 31, 2011 and 2010.

6.                                      Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

We currently maintain a credit facility that provides for (i) a revolving line of credit, expiring on October 1, 2012, with borrowings of up to $12.0 million and (ii) a $7.5 million term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2011, no amounts were borrowed under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

Long-Term Debt — Bank Term Note

As of December 31, 2011, we had outstanding borrowings of approximately $1.1 million under the term note with our bank referenced above, which expires on May 1, 2013. Principal payments under this term note are required to be repaid in monthly installments of $152,000. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on each of November 1, 2011, 2010 and 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets. We currently expect the remaining outstanding balance of this term note will be repaid in full by August 2012.

7.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Benefit (provision) for income taxes	$263	$836	$(715)	$(187)
Effective tax rate	(74.1)%	(10.6)%	44.8%	3.4%

Our effective tax rates in the three and nine months ended December 31, 2011 were favorably impacted by benefits from certain research and development credits that we claimed for the current and prior fiscal years, as well as from the recognition of approximately $271,000 of previously unrecognized tax benefits during the current quarter due to the expiration of certain federal and state statutes in various jurisdictions. Additionally, during the nine months ended December 31, 2011, the above favorable impacts partially offset the unfavorable impact that originated in the prior quarter from the recording of a valuation allowance against certain of our state net operating losses (“NOLs”). As a result of newly issued guidance from a state tax authority concerning the applicable carryforward period for NOLs, we recorded a valuation allowance of $734,000 against certain of our state NOLs. This resulted in additional income tax expense, net of a federal benefit, of $484,000 for the nine months ended December 31, 2011.

As of March 31, 2011 (our prior fiscal year-end), we did not have any valuation allowance recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During the three and nine months ended December 31, 2010, our effective tax rates were impacted unfavorably by a portion of the charge recorded for the impairment of goodwill, amounting to $2.3 million, for which there is no corresponding tax basis. This unfavorable impact was partially offset by the impact of the recognition of approximately $238,000 during the three months ended December 31, 2010 of previously unrecognized tax benefits due to the expiration of certain federal and state statutes in various jurisdictions.

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

Related Party Transaction

In August 2009, MAXxess Systems, Inc. (“MAXxess”) executed a promissory note payable to Iteris for $274,000 for amounts previously owed to us under a sublease agreement for which we had previously fully reserved such amount. MAXxess is owned by an investor group that includes two of our directors. In September 2011, accrued interest of $16,000, along with $14,000 of the principal balance of the note, were paid off through the rendering of agreed-upon bona fide services by MAXxess to Iteris. As of December 31 2011, $260,000 in principal on the note remained outstanding and payable to Iteris. This balance continues to be fully reserved.

9.                                      Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At December 31, 2011, there were 663,000 shares of common stock available for grant under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding at March 31, 2011	3,111	$1.59
Granted	70	1.23
Exercised	(53)	1.19
Expired	(833)	1.30
Forfeited	(24)	1.58
Options outstanding at December 31, 2011	2,271	$1.69

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2011 is as follows:

Number of Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2011	214
Restricted stock units vested	(51)
Restricted stock units forfeited	(19)
Restricted stock units ouststanding at December 31, 2011	144

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Cost of net sales	$4	$3	$10	$8
Cost of contract revenues	5	9	21	26
Selling, general and administrative expense	46	76	180	221
Research and development expense	7	8	20	16
Income (loss) from discontinued operation, net of tax	—	4	6	15
	$62	$100	$237	$286

At December 31, 2011, there was approximately $368,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

The grant date fair value per share of stock options granted in the nine months ended December 31, 2011 has been estimated using the following weighted average assumptions:

Expected life - years	7
Risk-free interest rate	1.8%
Expected volatility of common stock	52%
Dividend yield	—
Weighted-average grant date fair value per share	$0.67

10.          Stock Repurchase Program

In August 2011, our board of directors approved a stock repurchase program covering up to $3 million of our common stock over 12 months. Under the program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades and pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify, terminate or extend the repurchase program at any time without prior notice. From inception of this program through December 31, 2011 we repurchased approximately 334,000 shares of our common stock at a weighted average price per share of $1.19. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

11.          Business Segment Information

As a result of the sale of substantially all of the assets used in connection with our Vehicle Sensors segment to Bendix in July 2011 (see Note 3), along with a reevaluation and reorganization of our operating segments in the first quarter of our fiscal year ending March 31, 2012, we now operate in two reportable segments: Roadway Sensors and Transportation Systems.

The Roadway Sensors segment includes our Vantage and VersiCam vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. This segment also includes our Pico compact video detection system, as well as our Abacus products.

The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. This segment includes the operations of MET, which specializes in 511 advanced traveler information systems and offers Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. Also included in this segment are the operations of BTS, which was acquired in November 2011 and specializes in transportation performance measurement (see Note 4).

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2011 and 2010:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended December 31, 2011
Product revenue	$6,598	$—	$6,598
Service and other revenue	—	8,283	8,283
Segment income	373	249	622

Three Months Ended December 31, 2010
Product revenue	$6,529	$—	$6,529
Service and other revenue	—	5,424	5,424
Impairment of goodwill	—	7,970	7,970
Segment income (loss)	797	(8,354)	(7,557)

Nine Months Ended December 31, 2011
Product revenue	$21,234	$—	$21,234
Service and other revenue	—	21,932	21,932
Segment income	2,533	516	3,049

Nine Months Ended December 31, 2010
Product revenue	$21,470	$—	$21,470
Service and other revenue	—	16,854	16,854
Impairment of goodwill	—	7,970	7,970
Segment income (loss)	3,377	(7,876)	(4,499)

The following table reconciles total segment income (loss) to unaudited consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Segment income (loss):
Total income (loss) from reportable segments	$622	$(7,557)	$3,049	$(4,499)
Unallocated amounts:
Corporate and other expenses	(397)	(296)	(1,688)	(762)
Amortization of intangible assets	(141)	(24)	(343)	(74)
Change in fair value of contingent acquisition consideration	281	—	639	—
Other income (expense), net	3	(7)	4	13
Interest expense, net	(13)	(38)	(64)	(120)
Income (loss) from continuing operations before income taxes	$355	$(7,922)	$1,597	$(5,442)

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

Overview

General. We are a leader in the traffic management market focused on the development and application of advanced technologies and information solutions that reduce traffic congestion and improve the safety of surface transportation systems infrastructure. Additionally, we believe our products and services, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining outdoor image processing, traffic engineering and information technology, we offer a broad range of Intelligent Transportation Systems solutions to customers in the U.S. and internationally.

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), a privately-held company based in Berkeley, California which specializes in transportation performance measurement. On or shortly after the acquisition date, we paid a total of approximately $840,000. Additionally, we are scheduled to pay up to a total of $1.5 million within 36 months after the acquisition date pursuant to holdback, deferred payment and earn-out provisions. Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional discussion on this acquisition.

In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”) for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, Inc., which included the Abacus system, for an aggregate purchase price of approximately $518,000.

Divestiture. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011. Upon closing, Bendix paid us $14 million, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As a result of the sale of substantially all of the assets of this segment, we no longer operate in the Vehicle Sensors segment. Refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional discussion on this transaction.

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

Transportation Systems

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. This segment also includes the activities of MET, which we acquired in January 2011, and which specializes in 511 advanced traveler information systems as well as Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. The operations of BTS, which we acquired in November 2011, are also included in this segment. BTS specializes in transportation performance measurement and its Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”). There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended December 31, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for fiscal 2011.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total net sales and contract revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales and contract revenues:
Net sales	44.3%	54.6%	49.2%	56.0%
Contract revenues	55.7	45.4	50.8	44.0
Total net sales and contract revenues	100.0%	100.0%	100.0%	100.0%

Costs of net sales and contract revenues:
Cost of net sales	21.9	26.2	23.5	26.6
Cost of contract revenues	41.4	32.9	36.4	29.5
Gross profit	36.7	40.9	40.2	43.9
Operating expenses:
Selling, general and administrative	29.4	34.5	31.3	32.1
Research and development	5.8	5.5	5.7	4.8
Amortization of intangible assets	0.9	0.2	0.8	0.2
Change in fair value of contingent acquisition consideration	(1.9)	—	(1.5)	—
Impairment of goodwill	—	66.7	—	20.8
Total operating expenses	34.3	106.8	36.3	57.8
Operating income (loss)	2.5	(65.9)	3.8	(13.9)
Non-operating income (expense):
Other income (expense), net	0.0	(0.1)	0.0	0.0
Interest expense, net	(0.1)	(0.3)	(0.1)	(0.3)
Income (loss) from continuing operations before income taxes	2.4	(66.3)	3.7	(14.2)
Benefit (provision) for income taxes	1.8	7.0	(1.7)	(0.5)
Income (loss) from continuing operations	4.2	(59.3)	2.0	(14.7)
Gain on sale of discontinued operation, net of tax	0.9	—	2.9	—
Income (loss) from discontinued operation, net of tax	—	0.5	0.1	(0.2)
Net income (loss)	5.0%	(58.8)%	5.0%	(14.8)%

Analysis of Quarterly Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of sales from our Roadway Sensors segment. Contract revenues consist of revenues from our Transportation Systems segment.

The following tables present details of our net sales and contract revenues for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Net sales	$6,598	$6,529	$69	1.1%
Contract revenues	8,283	5,424	2,859	52.7
Total net sales and contract revenues	$14,881	$11,953	$2,928	24.5%

	Nine Months Ended
	December 31,		Increase	%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Net sales	$21,234	$21,470	$(236)	(1.1)%
Contract revenues	21,932	16,854	5,078	30.1
Total net sales and contract revenues	$43,166	$38,324	$4,842	12.6%

We have historically had a diverse customer base. For the nine months ended December 31, 2011 and 2010, no individual customer represented greater than 10% of our total net sales and contract revenues.

Net Sales

Net sales for the nine months ended December 31, 2011 were marginally lower than the corresponding period in the prior year due primarily to certain international customer orders in the prior year which did not recur in the current year.

Contract Revenues

Our contract revenues are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Contract revenues for the three and nine months ended December 31, 2011 increased compared to the corresponding periods in the prior year due in part to several significant project wins in the last two quarters, one of which contains significant sub-consulting content. Additionally, we recognized $1.7 million and $3.7 million of total revenues in the three and nine months ended December 31, 2011, respectively, derived from our acquisitions of MET and BTS.

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

Gross Profit.  The following tables present details of our gross profit for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Total gross profit	$5,464	$4,894	$570	11.6%
Total gross profit as a % of total net sales and contract revenues	36.7%	40.9%
Gross profit as a % of net sales	50.5%	52.1%
Gross profit as a % of contract revenues	25.7%	27.6%

	Nine Months Ended
	December 31,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Total gross profit	$17,338	$16,825	$513	3.0%
Total gross profit as a % of total net sales and contract revenues	40.2%	43.9%
Gross profit as a % of net sales	52.3%	52.5%
Gross profit as a % of contract revenues	28.4%	32.9%

Our total gross profit as a percentage of total net sales and contract revenues decreased for the three and nine months ended December 31, 2011 as compared to the corresponding periods in the prior year primarily as a result of our product and service mix. Our net sales (derived from our Roadway Sensors segment) represented approximately 44% and 49% of our total net sales and contract revenues for the three and nine months ended December 31, 2011, respectively, as compared to 55% and 56%, respectively, for the corresponding prior year periods. Our net sales generally carry higher margins than our contract revenues derived primarily from our consulting services.

Gross profit as a percent of net sales (“gross margin”) decreased for the three months ended December 31, 2011 as compared to the corresponding period in the prior year primarily due to higher materials costs in the current quarter, along with higher reserve for excess and obsolete inventories. Our gross margin can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize the majority of our contract revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. Gross profit as a percent of contract revenues for the nine months ended December 31, 2011 was lower than the comparable prior year period primarily due to lower margins stemming from seasonality due to the decrease in revenues from certain of our MDSS and weather forecasting services in the spring and summer time periods. Also, the overall mix of contract revenues in the current year periods, particularly the current quarter, contained a significant proportion of lower-margin sub-consulting content. We expect to experience variability in our Transportation Systems segment in future periods due to our contract mix and related sub-consulting content, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which will cause fluctuations in our margins from contract revenues from period to period.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,922	19.6%	$2,820	23.6%	$102	3.6%
Facilities, insurance and supplies	497	3.3	493	4.1	4	0.8
Travel and conferences	459	3.1	342	2.9	117	34.2
Professional and outside services	325	2.2	311	2.6	14	4.5
Other	168	1.1	154	1.3	14	9.1
Selling, general and administrative	$4,371	29.4%	$4,120	34.5%	$251	6.1%

	Nine Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$9,330	21.6%	$8,579	22.4%	$751	8.8%
Facilities, insurance and supplies	1,419	3.3	1,616	4.2	(197)	(12.2)
Travel and conferences	1,247	2.9	1,010	2.6	237	23.5
Professional and outside services	1,225	2.8	925	2.4	300	32.4
Other	280	0.6	155	0.4	125	80.6
Selling, general and administrative	$13,501	31.3%	$12,285	32.1%	$1,216	9.9%

The overall increases in selling, general and administrative expense for the three and nine months ended December 31, 2011 as compared to the corresponding periods in the prior year were primarily due to (i) higher salary, travel and headcount-related expenses as we have added certain key sales and marketing personnel and added personnel as a result of the MET and BTS acquisitions and (ii) legal and professional services related to the sale of our Vehicle Sensors segment and certain other corporate initiatives. Additionally, in the nine months ended September 30, 2010, we realized approximately $250,000 in reversals of previously recorded bad debt expense (included in the “Other” category in the table above) primarily as a result of collecting certain large accounts receivable balances. In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable.

Research and Development Expense.  The following tables present research and development expense for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$610	4.1%	$478	4.0%	$132	27.6%
Facilities, development and supplies	224	1.5	116	1.0	108	92.8
Other	34	0.2	63	0.5	(29)	(45.8)
Research and development	$868	5.8%	$657	5.5%	$211	32.1%

	Nine Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,732	4.0%	$1,282	3.3%	$450	35.1%
Facilities, development and supplies	594	1.4	415	1.1	179	43.1
Other	150	0.3	134	0.3	16	12.2
Research and development	$2,476	5.7%	$1,831	4.8%	$645	35.2%

Research and development expenses for the three and nine months ended December 31, 2011 were higher than the corresponding periods in the prior year primarily due to (i) the allocation of additional resources to various development projects in our Roadway Sensors segment, including our recently announced Vantage Vector vehicle detection sensor, (ii) development costs related to our recently announced iPerform information management solution and (iii) the addition of headcount and other expenses in the current year period related to MET and BTS.

Fair Value of Contingent Acquisition Consideration.  During the three and nine months ended December 31, 2011, we recorded net decreases of $281,000 and $639,000, respectively, to the liability for the estimated fair value of the contingent consideration related to our acquisitions of MET and BTS. The decreases resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments. In future periods, the estimated fair value of this liability may increase or decrease as we reevaluate our estimates based on the relevant facts and circumstances and the related financial performance attributable to MET and BTS.

Income Taxes.  The following tables present our provision for income taxes for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,			%
	2011	2010	Decrease	Change
	(In thousands, except percentages)
Benefit for income taxes	$263	$836	$(573)	(69)%
Effective tax rate	(74.1)%	(10.6)%

	Nine Months Ended
	December 31,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Provision for income taxes	$(715)	$(187)	$(528)	282%
Effective tax rate	44.8%	3.4%

Our effective tax rates in the three and nine months ended December 31, 2011 were favorably impacted by benefits from certain research and development credits that we claimed for the current and prior fiscal years, as well as from the recognition of approximately $271,000 of previously unrecognized tax benefits during the current quarter due to the expiration of certain federal and state statutes in various jurisdictions. Additionally, during the nine months ended December 31, 2011, the above favorable impacts partially offset the unfavorable impact that originated in the prior quarter from the recording of a valuation allowance against certain of our state net operating losses (“NOLs”). As a result of newly issued guidance from a state tax authority concerning the applicable carryforward period for NOLs, we recorded a valuation allowance of $734,000 against certain of our state NOLs. This resulted in additional income tax expense, net of a federal benefit, of $484,000 for the nine months ended December 31, 2011.

As of March 31, 2011 (our prior fiscal year-end), we did not have any valuation allowance recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During the three and nine months ended December 31, 2010, our effective tax rates were impacted unfavorably by a portion of the charge recorded for the impairment of goodwill, amounting to $2.3 million, for which there is no corresponding tax basis. This unfavorable impact was partially offset by the impact of the recognition of approximately $238,000 during the three months ended December 31, 2010 of previously unrecognized tax benefits due to the expiration of certain federal and state statutes in various jurisdictions.

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

At December 31, 2011, we had $27.8 million in working capital, which included no borrowings on our $12.0 million line of credit and $21.5 million in cash and cash equivalents. This compares to working capital of $19.9 million at March 31, 2011, which included no borrowings on our line of credit and $11.8 million in cash and cash equivalents.

The following table summarizes our cash flows for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended
	December 31,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,844	$4,314
Investing activities	10,174	(298)
Financing activities	(2,317)	(1,959)

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2011 was primarily the result of our net income of approximately $2.2 million, along with approximately $1.5 million in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was partially offset by approximately $1.9 million in non-cash income that was comprised of a $1.2 million net gain on the sale of our Vehicle Sensors segment and $639,000 due to the change in fair value of contingent consideration related to the MET and BTS acquisitions.

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

Investing Activities.  Cash provided by our investing activities during the nine months ended December 31, 2011 consisted of $11.5 million in net proceeds from the sale of substantially all of the assets of our Vehicle Sensors segment, partially offset by (i) $840,000 used for the acquisition of BTS, (ii) $295,000 for purchases of property and equipment and (iii) a $137,000 payment related to the MET acquisition. Cash used in our investing activities during the nine months ended December 31, 2010 consisted of $298,000 for purchases of property and equipment.

Financing Activities.  Net cash used in financing activities during the nine months ended December 31, 2011 was primarily the result of (i) $1.9 million in payments on our long-term debt, (ii) $396,000 in cash used to repurchase shares of our common stock and (iii) $112,000 representing the final payment for the acquisition of certain assets of Hamilton Signal. Net cash used in financing activities during the nine months ended December 31, 2010 was primarily the result of $1.9 million in payments on our long-term debt and $106,000 representing the first anniversary payment for the acquisition of certain assets of Hamilton Signal.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (the “Bank”), which provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million term note (discussed below). In September 2010, we entered into a modification agreement with the Bank to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2011) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2011, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of December 31, 2011, we had outstanding borrowings of approximately $1.1 million under our bank term note, which expires on May 1, 2013. Principal payments under this term note are required to be repaid in monthly installments of $152,000. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on each of November 1, 2011, 2010 and 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets. We currently expect the remaining outstanding balance will be paid off in full by August 2012.

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

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at December 31, 2011.

Seasonality

We have historically experienced, and expect to continue to experience seasonality, particularly with respect to our Roadway Sensors net sales in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions. We have also recently experienced, and expect to continue to experience seasonality with respect to revenues from our MDSS and related weather forecasting services within our Transportation Systems segment, due to the decrease in revenues generated for such services during the spring and summer time periods when weather conditions are generally better.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For additional discussion of risks associated with legal proceedings, see “Risk Factors” below.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our net sales and contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in cancellations and rescheduling of backlog and customer orders. In addition, the  decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on Transportation Systems contract revenues and Roadway Sensors net sales. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainty regarding allotment of government funds due to delays in the passage of a new Federal Highway Bill; however, Congress recently agreed to extend the current levels of funding under the previous bill through March 2012. If the conditions above continue or worsen, or uncertainties regarding funding under a new Federal Highway Bill are prolonged, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our net sales and contract revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding, including delays in the allocation of funds to state and local agencies from the U.S. federal government as a result of the expiration of the 2005 Federal Highway Bill in October 2009, as well as delays or reductions in other state and local funding dedicated for transportation projects;

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

We may engage in acquisitions of companies or technologies that may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention. We have completed three acquisitions since April 2009 and, in the future, we may acquire additional complementary businesses, products, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

•                                          potential impairment of relationships with employees or customers as a result of changes in management; and

•                                          increased interest expense and amortization of acquired intangible assets, as well as other unanticipated accounting charges.

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

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all of our segments, but cannot assure you that we will be successful in those efforts. International operations subject us to various inherent risks including, among others:

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. As a smaller reporting company, for our fiscal year ending March 31, 2012, we will be exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

•                                          the long lead times associated with government contracts;

•                                          the size, timing, rescheduling or cancellation of significant customer orders;

•                                          our ability to control costs;

•                                          our ability to raise additional capital;

•                                          the mix of our products and services sold in a quarter, which has varied and is expected to continue to vary from time to time;

•                                          seasonality due to winter weather conditions;

•                                          seasonality with respect to revenues from our MDSS and related weather forecasting services due to the decrease in revenues generated for such services during the spring and summer time periods;

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

We may be subject to traffic related litigation. The traffic industry in general can be subject to litigation claims due to the nature of personal injuries that result from traffic accidents.  As a provider of traffic engineering services, products and solutions, we have been and could in the future be subject to litigation for traffic related accidents from time to time even if our products or services had nothing to do with the particular accident. While we carry insurance against such claims, if the damages in any given action were high or we were subject to multiple lawsuits, the damages and costs could exceed the limits of our insurance coverage. If we were required to pay substantial damages as a result of these lawsuits, it may harm our business and financial condition. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since April 2008, our common stock has traded at closing prices as low as $0.90 per share and as high as $2.98 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2011, our Board of Directors approved a stock repurchase program. Under the program, we may acquire up to $3 million of our outstanding common stock from time to time until August 2012. Purchases may be made in the open market (including pursuant to Rule 10b5-1 trading plans), in privately negotiated transactions or in block purchases, depending on market conditions, share price and other factors. The table below details our common stock repurchases for the three months ended December 31, 2011. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2011	71,725	$1.14	71,725
November 1-30, 2011	130,993	1.25	130,993
December 1-31, 2011	—	—	—
Total	202,718	$1.21	202,718	$2,603,559

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

Dated: February 9, 2012	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
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