Form 10-K
period 2012-03-31
ITERIS, INC.
filed 2012-06-11
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

As of June 1, 2012, there were 33,998,351 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2012. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as a part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiaries.

Iteris®, Vantage®, Abacus®, VantageView™, VersiCam™, Pico™, RZ-4™, Vantage Vector™, iPerform™ and IterisPeMS™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “would,” “could,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated future sales, revenue and operating results, expansion plans, market share, capital needs, competition, backlog and manufacturing capabilities, acceptance of our products and services, and the impact of recent accounting pronouncements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including those in “Risk Factors” in Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

ITEM 1.                        BUSINESS

Overview

We are a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We believe that our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our image processing, traffic engineering, information technology, and other products and services, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers worldwide.

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

Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of the assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualifies as a discontinued operation. Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report for additional discussion on this transaction. The applicable financial results of the Vehicle Sensors segment through the closing of the Asset Sale have been reported as a discontinued operation for all periods presented.

Products and Services

As a result of the sale of Vehicle Sensors in July 2011, and a reevaluation and reorganization of our operating segments in the first quarter of the fiscal year ended March 31, 2012, we currently operate in two reportable segments: Roadway Sensors and Transportation Systems. The Roadway Sensors segment includes, among other products, our Vantage, Versicam, Pico, Vantage Vector and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

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

•                  Our Vantage Vector product is an all-in-one vehicle detection sensor with a wide range of capabilities: stop bar detection, advanced-zone detection, and sensing that enables advanced safety and adaptive control applications. It includes all the proven benefits of Iteris video detection, including high accuracy, high availability remote viewing of video images, no trenching or pavement cutting for installation, bicycle detection capability and high precision for dilemma zone detection by integrating the video field-of-view with radar sensing.  Enhanced information includes the number of vehicles, speed, and distance in user configurable zones that can be used for special applications.

•                  VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.

•                  Pico, our compact video detection system, was developed primarily to address international video detection needs, and was designed for easy installation and configuration.

•                  Our Abacus products take advantage of the large number of existing installed closed-circuit television video feeds designed to monitor roadways, signalized intersections, tunnels and bridges to allow for data collection and incident detection without the set-up and calibration generally required with other systems.

We believe that future growth domestically and internationally, particularly in developing countries, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of traditional in-pavement loop technology, to manage traffic.

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in our third and fourth fiscal quarters due to a reduction in road construction and repairs during the winter months due to inclement weather conditions.

Transportation Systems

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers, and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, study commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. This segment also includes the activities of Meridian Environmental Technology, Inc. (“MET”), which we acquired in January 2011, and which specializes in 511 advanced traveler information systems as well as Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. The operations of Berkeley Transportation Systems, Inc. (“BTS”), which we acquired in November 2011, are also included in this segment. BTS specializes in transportation performance measurement and its Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures.

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the passage of a new Federal Highway Bill. Congress is currently working on such a bill. The previous Federal Highway Bill expired in October 2009 but the funding levels under the expired bill have continued through a series of short-term extensions, the most recent of which extends funding through the end of June 2012. Continued delays in the enactment of such a new Federal Highway Bill, and until such time as a bill becomes law, will prolong the uncertainty regarding the allotment of transportation funds in federal, state and local budgets. We believe that prolonged uncertainty has adversely impacted, and may continue to adversely impact, our net sales and contract revenues and our overall financial performance in future periods.

With the addition of MET in January 2011, we have experienced seasonality particularly related to certain MDSS services in our first and second fiscal quarters mainly because MDSS services are generally not required in the summer months.

During the fiscal year ended March 31, 2012 (“Fiscal 2012”), we began the development of IterisPeMS.  IterisPeMS is an advanced, real-time data collection, diagnostic, fusion and warehousing software platform used to aggregate and compute performance measures across multiple transportation modes, including travel time, travel time variability, delay and lost throughput. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and identity potential areas of improvement. IterisPeMS is also capable of providing users with easy-to-use visualization and animation features for both historical and predictive traffic conditions.  Costs incurred during Fiscal 2012, which include research and development expense as well as sales and marketing expenditures were not allocated to either of the Roadway Sensors or Transportation Systems segments as this project was deemed to be a corporate level development.

Sales, Marketing and Principal Customers

We sell our Roadway Sensors products through indirect sales channels comprised of a network of independent dealers in the U.S. and certain foreign locations, who sell integrated systems and related products to the traffic management market, as well as directly to the traffic management market using a combination of our own sales personnel and an outside sales organization. Our independent dealers are trained in, and primarily responsible for, sales, installation, set-up and support of our products, and maintain an inventory of demonstration traffic products from various manufacturers and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of high-quality ITS products to the traffic management market. We periodically hold technical training classes for our dealers and end users and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our dealer network to accommodate the needs of the market and our customer base. In the states where we sell directly, we use our own staff to sell, oversee installations and set-up issues and support our products.

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

A large portion of our revenues are derived from sales to federal, state and local government agencies. We currently have a diverse customer base, and no individual customer represented greater than 10% of our total net sales and contract revenues in Fiscal 2012 and in the fiscal years ended March 31, 2011 (“Fiscal 2011”) and March 31, 2010 (“Fiscal 2010”). Also refer to Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our roadway sensors products. Additionally, we procure certain components from qualified suppliers, both globally and locally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include CTS Electronics Manufacturing Solutions, Inc., Total Electronics LLC, Sony Electronics, Inc. and LG Electronics, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. We typically do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total net sales and contract revenues for each of Fiscal 2012, Fiscal 2011 and Fiscal 2010. We believe customer support is a key competitive factor.

Backlog

Our total backlog of unfulfilled firm orders was approximately $35.0 million as of March 31, 2012, which was comprised of $3.2 million related to Roadway Sensors and $31.8 million related to Transportation Systems. Substantially the entire backlog for Roadway Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2013. We have historically recognized between 50% to 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future.

At March 31, 2011, we had backlog of approximately $28.2 million, which was comprised of $2.7 million related to Roadway Sensors and $25.5 million related to Transportation Systems.

The timing and realization of our backlog is subject to the inherent uncertainties of doing business with federal, state and local governments, particularly in view of budgetary constraints, cut-backs and other delays or reallocations of funding that these entities typically face.

Pursuant to the customary terms of our agreements with government contractors and other customers, customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues, in particular for our Roadway Sensors segment.

Product Development

Most of our product development activities are conducted at our principal facilities in Santa Ana, California. Our research and development costs and expenses were approximately $3.2 million for Fiscal 2012, $2.4 million for Fiscal 2011 and $2.6 million for Fiscal 2010. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.

We believe our engineering and product development capabilities are a competitive strength. We strive to continue to develop new products to meet the needs of the ever-changing ITS market as well as enhance and refine our existing product lines. Within the last four fiscal years, our Roadway Sensors segment has introduced our VersiCam and VersiCam wireless products, Pico, RZ-4 Advanced camera and our RZ-4 Advanced Wide Dynamic Range camera, which significantly improve video detection performance in certain harsh lighting conditions, and within the last fiscal year, Vantage Vector.  We have also upgraded our Abacus and VantageView software products within the last fiscal year. Additionally, during Fiscal 2012, we began development of our IterisPeMS Performance Measurement System. We plan to continue this development effort in our fiscal year ending March 31, 2013. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products is a key component of strong organic growth and profitability.

Competition

We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the market for our Roadway Sensors vehicle detection products, we compete with manufacturers and distributors of other above ground video camera detection systems and other non-intrusive detection devices, including microwave, infrared, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products, which have historically, and currently continue to be, the predominant detection system in this market.

The markets in which our Transportation Systems segment operates is highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced Transportation Systems include national corporations. Our competitors in transportation engineering, planning and design include major regional firms, as well as many smaller local engineering firms.

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

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold five U.S. patents, three pending foreign patents and two provisional patents. One U.S. patent, which expires in May 2019, is for general technology related to CMOS sensors. Four U.S. patents, which expire between 2013 and 2029, two pending foreign patents and two provisional patents relate specifically to our Roadway Sensors technology. One of these U.S. patents and the two pending foreign patents are for an Electronic Traffic Monitor related to our Abacus product in the Roadway Sensors segment. We cannot be certain that any new patents will be granted pursuant to these or subsequent applications. As a result of the Asset Sale, certain patents were transferred to Bendix. We believe these patents were specific to that segment and the transfer of ownership does not impair our proprietary rights related to our current product and service offerings.

In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. We do not have any material licenses or trademarks other than those relating to product names. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value; changing technology makes our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.

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

Employees

We refer to our employees as associates. As of March 31, 2012, we employed an aggregate of 264 full-time associates, including 57 associates in general management, administration and finance; 19 associates in sales and marketing; 160 associates in engineering and product development; 15 associates in operations, manufacturing and quality; and 13 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our associates are good.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our net sales and contract revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. In addition, the decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on Transportation Systems contract revenues and Roadway Sensors net sales. Any of the foregoing economic conditions may adversely affect our net sales and contract revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there continues to be uncertainty regarding allotment of government funds due to delays in the passage of a new Federal Highway Bill, which has adversely impacted, and may continue to adversely impact, our net sales and contract revenues and overall financial performance in future periods. The previous Federal Highway Bill expired in October 2009 but the funding levels under the previous bill have been continued through a series of short-term extensions, the most recent of which extends funding through the end of June 2012. If the conditions above continue or worsen, or delays in the passage of a new Federal Highway Bill continue, our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our net sales and contract revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our net sales and contract revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government as a result of delays in the passage of a new Federal Highway Bill, as well as delays or reductions in other state and local funding dedicated for transportation projects;

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

In addition, a number of our government contracts are fixed price contracts. As a result, we may not be able to recover any cost overruns we may incur. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. Such additional costs would adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our net sales and contract revenues in any given period. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

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

The markets in which we operate are highly competitive and have many more established competitors, which could adversely affect our net sales and contract revenues or the market acceptance of our products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations and many smaller regional engineering firms.

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

In both of our segments, many of our competitors have far greater name recognition and greater financial, technological, marketing, and customer service resources than we do. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than we can. Consolidations of end users, distributors and manufacturers in our target markets exacerbate this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

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

•                                          potential impairment of relationships with employees or customers as a result of changes in management; and

•                                          increased interest expense and amortization of acquired intangible assets, as well as unanticipated accounting charges.

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

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales, contract revenues and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all of our segments, but cannot assure you that we will be successful in those efforts. International operations subject us to various inherent risks including, among others:

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

Any of the factors mentioned above may adversely affect our future international sales and contract revenues and, consequently, affect our business, financial condition and operating results. Additionally, as we pursue the expansion of our international business, certain fixed and other overhead costs could outpace our revenues, thus adversely affecting our results of operations. We may likewise face local competitors in certain international markets who are more established, have greater economies of scale and stronger customer relationships. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. As a smaller reporting company, for our fiscal year ended March 31, 2012, we are exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

•                                          international conflicts and acts of terrorism; and

•                                          other factors beyond our control, including but not limited to, natural disasters such as the earthquake, tsunami and related events in Japan.

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

We experienced declining or flat net sales and contract revenues in recent years. If we fail to manage this decline effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and future declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

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

For additional information regarding our obligations under property leases, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.                   LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” under Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.                   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NYSE Amex under the symbol “ITI.”  The following table sets forth, for the periods indicated, the highest and lowest sales prices for our common stock as reported by NYSE Amex:

	High	Low
Fiscal 2012
Quarter Ended June 30, 2011	$1.58	$1.22
Quarter Ended September 30, 2011	1.35	0.90
Quarter Ended December 31, 2011	1.39	1.08
Quarter Ended March 31, 2012	1.58	1.31

Fiscal 2011
Quarter Ended June 30, 2010	$2.25	$1.26
Quarter Ended September 30, 2010	1.78	1.25
Quarter Ended December 31, 2010	1.93	1.33
Quarter Ended March 31, 2011	1.92	1.35

On June 1, 2012, the last reported sales price of our common stock on the NYSE Amex was $1.42. As of June 1, 2012, we had 425 holders of record of our common stock according to information furnished by our transfer agent.

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

Issuer Purchases of Equity Securities

On August 22, 2011, our Board of Directors approved a stock repurchase program. Under the program, we may acquire up to $3 million of our outstanding common stock from time to time until August 2012. Purchases may be made in the open market (including pursuant to Rule 10b5-1 trading plans), in privately negotiated transactions or in block purchases, depending on market conditions, share price and other factors. The table below details our common stock repurchases during the fourth quarter of Fiscal 2012.  All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 to Jan 31, 2012	—	$—	—
Feb 1 to Feb 29, 2012	239,273	1.48	239,273
Mar 1 to Mar 31, 2012	—	—	—
Total	239,273	$1.48	239,273	$2,239,470

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

Overview

General. We are a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. Additionally, we believe that our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining image processing, traffic engineering, information technology and other products and services, we offer a broad range of ITS solutions to customers worldwide.

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), a privately-held company based in Berkeley, California which specializes in transportation performance measurement. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash. Additionally, we are scheduled to pay up to a total of $1.5 million within 36 months after the acquisition date pursuant to holdback, deferred payment and earn-out provisions.

In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”) for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision. In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement.  We expect the contingencies related to the $250,000 holdback to be resolved sometime in the first fiscal quarter of the fiscal year ending March 31, 2013, at which time we may or may not release the holdback. Additionally, no amounts were earned by the MET shareholders related to the first year earn-out provision.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, Inc., which included the Abacus system, for an aggregate purchase price of approximately $518,000 in cash.

Refer to Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on these acquisitions.

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment. Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on this transaction.

Business Segments. Subsequent to the Asset Sale, we now operate in two reportable segments: Roadway Sensors and Transportation Systems.

Roadway Sensors

The Roadway Sensors segment includes, among other products, our Vantage, Versicam, Pico, Vantage Vector and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

Transportation Systems

The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. This segment includes the operations of MET, which specializes in 511 advanced traveler information systems and offers MDSS management tools that allow users to create solutions to meet roadway maintenance decision needs. Also included in this segment are the operations of BTS, which specializes in transportation performance measurement.

Business. Given the current ongoing uncertainties regarding global economic conditions, we continue to remain cautious about our overall business. We believe the overall ongoing unfavorable economic environment has negatively affected, and may continue to negatively affect, our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are governmental entities, we have been, and may continue to be, negatively affected by the budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through recent federal stimulus packages and federal highway bills, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a relative selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) of fair value is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements that have stand alone value in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

We account for multiple-element arrangements that consist only of software and software-related services in accordance with industry-specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements and the only undelivered element is post-contract customer support or maintenance, and VSOE of the fair value of such support or maintenance does not exist, revenue from the entire arrangement is recognized ratably over the support period. When the fair value of a delivered element has not been established but VSOE of fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Revenues from follow-on service and support, for which we generally charge separately, are recorded in the period in which the services are performed and are included in our net sales.

Contract Revenues

Contract revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, contract revenues are recognized using the percentage of completion method of accounting. Under this method, revenue is recognized as contract performance progresses, and is based on the relationship of costs incurred to total estimated costs. We generally utilize a cost-to-cost approach in applying the percentage of completion method, whereby revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Costs are generally determined from actual hours of labor effort expended. Direct non-labor costs are charged as incurred plus any mark-up permitted under the contract. Certain of our contract revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Contract revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts for which no specific maximum contract values are stipulated.

Any anticipated losses on contracts are charged to operations when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to recognized costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in contract revenues when their realization is reasonably assured. Under the percentage of completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, and achievement of milestones, incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are based on various professional judgments we make with respect to those factors and are subject to change as the project proceeds and new information becomes available. We have a history of making reasonably dependable estimates of the extent of progress towards completion and contract completion costs on our long-term contracts.  However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from our estimates. To the extent there are material differences between our estimates and our actual results, our future results of operations will be affected.

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

Time-and-Materials. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our customers based on the actual time that we spend on a project. In addition, customers reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with our performance under the contract. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage of completion method.

Accounts Receivable. We estimate the collectability of customer receivables on an ongoing basis by reviewing invoices outstanding greater than a certain period of time. We record an allowance for doubtful accounts for specific receivables deemed to be at risk for collection as well as a general allowance based on our historical collections experience. Considerable judgment is required in assessing and estimating the ultimate realization of trade receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required that could adversely affect our operating results.

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

Goodwill and Other Long-Lived Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets primarily represent purchased intangible assets including developed technology, customer relationships, trade names and patents. We currently amortize our intangible assets with definitive lives over periods ranging from one to seven years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method over the estimated useful life of the asset.

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In Fiscal 2012, we early adopted the new provisions issued by the Financial Accounting Standard Board (“FASB”) that are intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets.

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

Income Taxes. We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Stock-Based Compensation. We record stock-based compensation in the statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period.  Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net sales and contract revenues for the periods indicated.

	Year Ended March 31,
	2012	2011	2010

Net sales and contract revenues:
Net sales	47.4%	54.3%	49.0%
Contract revenues	52.6	45.7	51.0
Total net sales and contract revenues	100.0%	100.0%	100.0%
Costs of net sales and contract revenues:
Cost of net sales	22.9	25.9	23.8
Cost of contract revenues	37.6	30.1	33.6
Gross profit	39.5	44.0	42.6
Operating expenses:
Selling, general and administrative	30.8	32.7	30.4
Research and development	5.4	4.7	5.1
Amortization of intangible assets	0.9	0.3	0.2
Change in fair value of contingent acquisition consideration	(1.1)	0.1	0.0
Impairment of goodwill	0.0	15.3	0.0
Total operating expenses	36.0	53.1	35.7
Operating income (loss)	3.5	(9.1)	6.9
Non-operating income (expense):
Other income, net	0.0	0.0	0.1
Interest expense, net	(0.1)	(0.3)	(0.5)
Income (loss) from continuing operations before income taxes	3.4	(9.4)	6.5
Provision for income taxes	(1.1)	(0.5)	(1.9)
Income (loss) from continuing operations	2.3	(9.9)	4.6
Gain on sale of discontinued operation, net of tax	2.0	0.0	0.0
Income (loss) from discontinued operation, net of tax	0.0	(0.1)	(0.4)
Net income (loss)	4.3%	(10.0)%	4.2%

Analysis of Fiscal 2012, Fiscal 2011 and Fiscal 2010 Results of Operations

Net Sales and Contract Revenues. Net sales are comprised of sales from our Roadway Sensors segment. Contract revenues consist of revenues from our Transportation Systems segment.

The following tables present details of our net sales and contract revenues for Fiscal 2012 compared to Fiscal 2011, and Fiscal 2011 compared to Fiscal 2010:

	Year Ended March 31,		Increase	%
	2012	2011	(Decrease)	Change
	(In thousands, except percentages)
Net sales	$27,679	$28,208	$(529)	(1.9)%
Contract revenues	30,727	23,758	6,969	29.3
Total net sales and contract revenues	$58,406	$51,966	$6,440	12.4

	Year Ended March 31,		Increase	%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Net sales	$28,208	$25,341	$2,867	11.3%
Contract revenues	23,758	26,413	(2,655)	(10.1)
Total net sales and contract revenues	$51,966	$51,754	$212	0.4

We currently have a diverse customer base, and no individual customer represented greater than 10% of our total a net sales and contract revenues for Fiscal 2012, Fiscal 2011 or Fiscal 2010.

Net Sales

Net sales of Roadway Sensors products in Fiscal 2012 were marginally lower compared to Fiscal 2011 due primarily to certain international customer orders in Fiscal 2011 which did not recur in the current year.  We believe we continued to gain domestic market share in Fiscal 2012, mainly as a result of new product introductions and other competitive advantages; however, our gains in market share were offset in part by lower prices due to competitive pressures. The increase in Roadway Sensors net sales in Fiscal 2011, as compared to Fiscal 2010, were driven by higher unit sales domestically from both our direct sales and dealer markets, which was offset in part by lower prices due to competitive pressures. We also saw particular strength, both domestically and internationally, in certain of our newer product lines which were introduced within the previous two fiscal years. Additionally, we believe we gained market share as a result of these new product introductions.

Contract Revenues

Our contract revenues are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Contract revenues in Fiscal 2012 increased compared to Fiscal 2011 in part due to several significant project wins in the last two quarters of Fiscal 2012. Additionally in Fiscal 2012, we recognized $5.1 million and $936,000 of total contract revenues derived from our acquisitions of MET and BTS, respectively, which contributed to the overall increase. In Fiscal 2012, the Transportation System segment continued to experience similar general lengthening of overall sales cycles, government budget constraints and funding delays and/or reductions on various existing contracts that existed in Fiscal 2011. Our Transportation Systems contract revenues decreased in Fiscal 2011 compared to Fiscal 2010 primarily as a result of the ongoing weakness in the markets this segment serves, which has been aggravated by the general lengthening of the overall sales cycle, from the bid and proposal process, to the signing of a contract and commencement of work on a project. Government budgeting constraints and funding delays or reductions on various existing contracts, particularly in the Southeast region of the U.S., also contributed to the decline in our contract revenues. Our private planning group, which focuses on private development consulting, has likewise experienced particular weakness. Additionally, our Fiscal 2011 contract revenues included approximately $1.5 million of revenues attributable to MET, which we acquired in January 2011.

Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our contract revenues and margins from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as upon the passage of a new Federal Highway Bill and other government funding initiatives in the markets we serve.

Gross Profit. The following tables present details of our gross profit for Fiscal 2012 compared to Fiscal 2011, and Fiscal 2011 compared to Fiscal 2010:

	Year Ended March 31,			%
	2012	2011	Increase	Change
	(In thousands, except percentages)
Total gross profit	$23,071	$22,884	$187	0.8%
Total gross profit as a % of total net sales and contract revenues	39.5%	44.0%
Gross profit as a % of net sales	51.6%	52.3%
Gross profit as a % of contract revenues	28.6%	34.2%

	Year Ended March 31,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
Total gross profit	$22,884	$22,042	$842	3.8%
Total gross profit as a % of total net sales and contract revenues	44.0%	42.6%
Gross profit as a % of net sales	52.3%	51.4%
Gross profit as a % of contract revenues	34.2%	34.1%

Our total gross profit as a percentage of total net sales and contract revenues decreased in Fiscal 2012 compared to Fiscal 2011 primarily as a result of our product and service mix, whereby Transportation Systems consulting revenues (discussed below) significantly increased as percentage of the total. Our net sales (derived from our Roadway Sensors segment) represented approximately 47% of our total net sales and contract revenues in Fiscal 2012 compared to 54% in Fiscal 2011. Our net sales generally carry higher margins than our contract revenues, which are derived primarily from our consulting services. Our total gross profit as a percent of total net sales and contract revenues increased in Fiscal 2011 compared to Fiscal 2010 primarily as a result of our product and service mix. In Fiscal 2011, our net sales represented approximately 54% of our total net sales and contract revenues as compared to 49% in Fiscal 2010.

The decrease in gross profit as a percent of net sales in Fiscal 2012 as compared to Fiscal 2011 was primarily a result of sales mix as well as certain manufacturing overhead costs previously absorbed by sales of Vehicle Sensors products. The Vehicle Sensors segment was divested in July 2011. Our gross margin on net sales can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

The increase in gross margin on net sales in Fiscal 2011 as compared to Fiscal 2010 was primarily a result of higher overall net sales and higher margins in Roadway Sensors during Fiscal 2011. Such higher margins were largely driven by our customer mix and lower costs for certain key materials. We generally enjoy higher gross margins on direct product sales as compared to sales throgh our dealer channel.

We recognize contract revenues and related gross profit using percentage of completion contract accounting when appropriate, while certain of our contract revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Therefore, the underlying mix of contract activity can affect the related gross profit recognized in any given period. Gross profit as a percent of contract revenues in Fiscal 2012 was lower than in Fiscal 2011 primarily due to the overall mix of contract revenues which in the current year contained a significant proportion of lower-margin sub-consulting content as well as lower margins stemming from seasonality due to the decrease in revenues from certain of our MDSS and weather forecasting services in the spring and summer time periods. Gross profit as percent of contract revenues in Fiscal 2011 were highly consistent with those of Fiscal 2010. We expect the variability and timing of contract mix and related sub-consulting content in our Transportation Systems segment in future periods, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, will cause fluctuations in our margins from contract revenues from period to period.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for Fiscal 2012 and Fiscal 2011:

	Year Ended March 31,
	2012		2011
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$12,434	21.3%	$11,952	23.0%	$482	4.0%
Facilities, insurance and supplies	1,853	3.2	1,379	2.7	474	34.4
Travel and conferences	1,568	2.7	1,205	2.3	363	30.1
Professional and outside services	1,778	3.0	2,150	4.1	(372)	(17.3)
Other	353	0.6	295	0.6	58	19.7
Selling, general and administrative	$17,986	30.8%	$16,981	32.7%	$1,005	5.9

The increase in selling, general and administrative expenses in Fiscal 2012 as compared to Fiscal 2011 was primarily due to (i) higher salary, travel and headcount-related expenses as we added certain key sales and marketing personnel, (ii) added personnel as well as facilities and other related operating costs as a result of the MET and BTS acquisitions, (iii) legal and professional services related to the sale of our Vehicle Sensors segment and (iv) certain other corporate initiatives related to the development of our performance measurement software.

The following table presents selling, general and administrative expense for Fiscal 2011 and 2010:

	Year Ended March 31,
	2011		2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$11,952	23.0%	$10,496	20.3%	$1,456	13.9%
Facilities, insurance and supplies	1,379	2.7	1,320	2.6	59	4.5
Travel and conferences	1,205	2.3	908	1.8	297	32.7
Professional and outside services	2,150	4.1	2,280	4.4	(130)	(5.7)
Other	295	0.6	706	1.4	(411)	(58.2)
Selling, general and administrative	$16,981	32.7%	$15,710	30.5%	$1,271	8.1

The increase in selling, general and administrative expenses in Fiscal 2011 as compared to Fiscal 2010 was primarily due to (i) higher selling and commission-related expenses for our Roadway Sensors segment, as total net sales increased approximately 11%  from Fiscal 2010 levels, (ii) higher salary and headcount-related expenses as we have added certain key sales and marketing personnel in all of our business segments, including as a result of the acquisition of MET in January 2011, and (iii) additional legal and professional services related to our acquisition of MET, along with various other corporate initiatives. We also saw a shift from cost of sales to sales and marketing of certain of our headcount expenses in our Transportation Systems segment in Fiscal 2011 commensurate with the overall decline in this segment’s revenues and the reallocation of existing personnel in an effort to expand our contract backlog and increase contract revenues. Additionally, during Fiscal 2011, we realized approximately $250,000 in reversals of certain previously recorded bad debt expense (included in the “Other” category in the table above) as a result of collecting certain large accounts receivable balances. In prior periods, we had recorded an estimated allowance for doubtful accounts against these receivables given the uncertainty of collection at that time. In the future, our operating results in any given period may be favorably or adversely impacted as a result of our estimates of the realization of our accounts receivable.

Research and Development Expense

The following table presents research and development expense for Fiscal 2012 and Fiscal 2011:

	Year Ended March 31,
	2012		2011
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,153	3.7%	$1,736	3.3%	$417	24.0%
Facilities, development and supplies	792	1.3	557	1.1	235	42.2
Other	238	0.4	151	0.3	87	57.6
Research and development	$3,183	5.4%	$2,444	4.7%	$739	30.2

Research and development expenses for Fiscal 2012 were higher than Fiscal 2011 primarily due to (i) the allocation of additional resources to various development projects in our Roadway Sensors segment, including our Vantage Vector vehicle detection sensor, (ii) development costs related to our IterisPeMS information management solution, and (iii) additional headcount and other expenses in Fiscal 2012 related to the MET and BTS acquisitions.

The following table presents research and development expense for Fiscal 2011 and 2010:

	Year Ended March 31,
	2011		2010
		% of Net		% of Net
		Sales and		Sales and
		Contract		Contract	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,736	3.3%	$1,857	3.6%	$(121)	(6.5)%
Facilities, development and supplies	557	1.1	692	1.3	(135)	(19.5)
Other	151	0.3	96	0.2	55	57.3
Research and development	$2,444	4.7%	$2,645	5.1%	$(201)	(7.6)

Research and development expenses for Fiscal 2011 were generally consistent, in total, with those of Fiscal 2010. We believe research and development activities are crucial to our ability to continue to be a leader in our markets.

Impairment of Goodwill

In Fiscal 2012, we early adopted the new provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. We performed the annual impairment assessment of the carrying value of goodwill for Fiscal 2012 in the fourth fiscal quarter. Based on our assessments, we determined that no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

During Fiscal 2011, due primarily to lower than expected operating results in our Transportation Systems reporting unit, as well as ongoing weakness specifically in the Transportation Systems markets, we determined it was necessary to perform an interim test of impairment of the carrying value of goodwill in our Transportation Systems reporting unit as of December 31, 2010. In performing the first step in this analysis, we estimated the fair value of our Transportation Systems reporting unit using the income approach. As of December 31, 2010, we determined that the carrying value of our Transportation Systems reporting unit exceeded its estimated fair value and, accordingly, we performed the second step of the impairment analysis to estimate the implied fair value of the goodwill of this reporting unit.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. To determine this value, we estimated the fair value of the assets and liabilities, including certain intangible assets, to be allocated to the Transportation Systems reporting unit as of December 31, 2010. The implied fair value of goodwill was measured as the difference between the estimated fair value of the reporting unit over the estimated fair value amounts of its assets and liabilities. The impairment loss for the Transportation Systems reporting unit was measured by the amount the carrying value of its goodwill exceeded the implied fair value of the goodwill. Accordingly, in order to write down Transportation Systems goodwill with a carrying value of $14.9 million to its implied fair value of $6.9 million, we recorded an impairment charge of $8.0 million in the three months ended December 31, 2010, the third quarter of Fiscal 2011.

As a result of the impairment charge taken in Fiscal 2011, we believe we have no goodwill at risk, as the estimated fair values of our Roadway Sensors and Transportations Systems reporting units significantly exceeded their carrying values at March 31, 2012. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than the original estimates used to assess for impairment of our goodwill, we could incur future goodwill impairment charges.

Interest Expense, Net

Net interest expense was approximately $72,000, $152,000 and $264,000 in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. The sequential decreases were primarily due to our lower overall level of borrowings, as we continue to make monthly principal payments on our term note. See “Liquidity and Capital Resources” below for additional details on our borrowings.

Income Taxes

The following table presents our provision for income taxes for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except percentages)

Provision for income taxes	$643	$278	$960
Effective tax rate	33.0%	-5.7%	28.6%

Our effective tax rate for Fiscal 2012 was favorably impacted by the recognition of approximately $276,000 of previously unrecognized tax benefits during the year due to the expiration of statutes limitation in various jurisdictions, by the recognition of tax credits of approximately $246,000 for research and development activities, and by approximately $211,000 of tax benefit from non-taxable favorable fair value adjustments recognized for financial statement purposes. These favorable impacts were partially offset by the impact of recognizing approximately $466,000 of expense upon the expiration of a state net operating loss, net of federal benefit. Our effective tax rate for Fiscal 2011 was impacted unfavorably by a portion of the charge recorded for the impairment of goodwill, amounting to approximately $2.2 million, for which there is no corresponding tax basis. This unfavorable impact was partially offset by the impact of the recognition of approximately $327,000 of previously unrecognized tax benefits during the year due to expiration of certain federal and state statutes in various jurisdictions. Our effective tax rate for Fiscal 2010 was favorably impacted by the recognition of approximately $414,000 of unrecognized tax benefits during the year due to the expiration of certain federal and state statutes in various jurisdictions.

As of March 31, 2012 and 2011, respectively, we determined that it was more likely than not that our deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded against our deferred tax assets as of either such dates. In making our determination as to the realizability of our deferred tax assets, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

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

At March 31, 2012, we had $25.0 million of federal net operating loss carryforwards and $10.9 million of state net operating loss carryforwards that begin to expire in 2021 and 2014, respectively. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will cause us to have future income tax payments that are substantially lower than the income tax liability calculated using statutory tax rates. Due to changes in stock ownership, our federal net operating loss carryforwards and other federal attributes are subject to a Section 382 annual limitation.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders.

At March 31, 2012, we had $28.4 million in working capital, which included no borrowings on our $12.0 million line of credit and $18.7 million in cash and cash equivalents. This compares to working capital of $24.8 million at March 31, 2011, which included no borrowings on our line of credit and $11.8 million in cash and cash equivalents.

The following table summarizes our cash flows for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$668	$5,346	$6,484
Investing activities	10,002	(1,530)	(594)
Financing activities	(3,787)	(2,403)	(1,857)

Operating Activities.  Cash provided by our operations in Fiscal 2012 was the result of (i) adding back to net income $907,000 of depreciation expense, $331,000 of stock-based compensation expense, $504,000 of amortization expense and $286,000 of deferred tax assets, (ii) deducting from net income $619,000 in changes in the fair value of contingent consideration related to our recent acquisition of MET and BTS and $1.2 million for the gain on sale of Vehicle Sensors and (iii) $2.1 million in negative cash flows resulting from changes in our operating assets and liabilities during Fiscal 2012, all of which was partially offset by our net income of $2.5 million for such fiscal year.

Our accounts receivable and net costs and estimated earnings in excess of billings increased approximately $3.0 million, or 22%, during Fiscal 2012 mainly as a result of a 12% year-over-year increase in net sales and contract revenues as well as the timing of collection on certain receivables. In the future, our accounts receivable and net costs and estimated earnings in excess of billings accounts are likely to be determined based upon, among other factors, increases or decreases in net sales and contract revenues, the timing of collections of existing receivables and our ability to timely bill billings in excess of costs amounts. We try to offset significant increases in accounts receivables through increased and focused collection efforts; however, we cannot assure you that our efforts will be successful.

The increase in accounts payable by approximately $1.1 million during Fiscal 2012 was largely driven by the general timing of payments to vendors and sub-consultants.

Cash provided by our operations in Fiscal 2011 was the result of (i) $9.9 million in non-cash items within the statement of operations, primarily $8.0 million for the impairment of goodwill, depreciation expense of $1.0 million and stock-based compensation expense of $382,000; and (ii) $614,000 in positive cash flows resulting from changes in our operating assets and liabilities during Fiscal 2011, all of which was partially offset by our net loss of $5.2 million for such fiscal year.

Our inventories increased approximately $953,000, or 35%, during Fiscal 2011 as we built up certain inventories on hand in Fiscal 2011 to meet anticipated increases in our product net sales in our the Roadway Sensors segment. In the future, our inventory levels are likely to continue to be determined based upon, among other factors, the level of purchase orders we receive from our customers, the stage at which our products are in their respective product life cycles, and competitive situations in the marketplace. We attempt to balance such considerations against risk of obsolescence and potentially excess inventory levels.

The increase in accounts payable by approximately $920,000 from March 31, 2010 to March 31, 2011 was primarily driven by our increased inventory levels and the general timing of payments to vendors.

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

Investing Activities.  Cash provided by our investing activities for Fiscal 2012 consisted of (i) $11.4 million in proceeds from the sale of the Vehicle Sensors segment, (ii) $1.0 million used for the acquisition of MET and BTS, which consisted of $840,000 for the initial purchase of BTS and $129,000 related to purchase price adjustments for the purchase of MET, (iii) purchases of property and equipment of $337,000 and (iv) capitalized software of $138,000 related to IterisPeMS.  Cash used in our investing activities for Fiscal 2011 consisted of $1.1 million used for the acquisition of MET and purchases of property and equipment of $414,000. Our investing activities for Fiscal 2010 consisted of purchases of property and equipment of $294,000, as well as $300,000 representing the initial payment for the acquisition of certain assets of Hamilton Signal, Inc. For further information on our acquisitions, refer to Note 4 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Financing Activities.  Net cash used in our financing activities during Fiscal 2012 primarily consisted of $2.3 million in payments on our long-term debt, which consists of a bank term note, $112,000 for the second anniversary payment for the Hamilton Signal acquisition, $676,000 related to the first year deferred payment to MET and $754,000 used to repurchase our common stock under our stock repurchase program announced in August 2011. Net cash used in our financing activities during Fiscal 2011 primarily consisted of $2.4 million in payments on our term note and $106,000 for the first anniversary payment for the Hamilton Signal acquisition. Net cash used in our financing activities during Fiscal 2010 consisted of net payments on our term note of $2.0 million. The net payments on our term note during Fiscal 2010 were partially offset by $143,000 in proceeds received from the exercise in Fiscal 2010 of outstanding stock options to purchase shares of our common stock.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (the “Bank”), which provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million term note (discussed below). In September 2010, we entered into a modification agreement with the Bank to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2012) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2012, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of March 31, 2012, we had outstanding borrowings of approximately $634,000 under our bank term note, which expires on May 1, 2013. Principal payments under this term note are required to be repaid in monthly installments of $152,000. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on each of November 1, 2011, 2010 and 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with our revolving line of credit discussed above, is secured by substantially all of our assets. We currently expect the remaining outstanding balance of the term note will be paid off in full by June 30, 2012.

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

Off-Balance Sheet Arrangements

Other than our operating leases, which are further described at Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not believe we have any other material off-balance sheet arrangements at March 31, 2012.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in our third and fourth fiscal quarters due to a reduction in road construction and repairs during the winter months due to inclement weather conditions. With the addition of MET in January 2011, we have also experienced seasonality related to certain MDSS services in our first and second fiscal quarters mainly because these services are generally not required in the summer months.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is limited to our line of credit and our bank term note. Our line of credit bears interest equal to the prevailing prime rate (3.25% at March 31, 2012) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit or term note would have a material impact on our financial position, operating results or cash flows. In addition, we believe that the carrying value of our outstanding debt under our credit facility approximates fair value.

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

(b)   Changes in internal control.    There was no change in our internal control over financial reporting that occurred during the fourth quarter of Fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information - Executive Officers,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

(d)  Corporate Governance. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

(e)  Audit Committee. The information under the caption “Board Meetings and Committees — Audit Committee,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Transactions,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)              Documents filed as part of this report:

1.                                      Financial Statements. The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.                                      Exhibits.

The exhibits listed on the accompanying Exhibit Index immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 2012	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	June 11, 2012
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	June 11, 2012
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	June 11, 2012
Gregory A. Miner

/s/ RICHARD CHAR	Director	June 11, 2012
Richard Char

/s/ KEVIN C. DALY	Director	June 11, 2012
Kevin C. Daly, Ph.D.

/s/ JOEL SLUTZKY	Director	June 11, 2012
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	June 11, 2012
Thomas L. Thomas

/s/ MIKEL WILLIAMS	Director	June 11, 2012
Mikel Williams

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Iteris, Inc.

We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Irvine, California
June 11, 2012

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$18,701	$11,818
Trade accounts receivable, net of allowance for doubtful accounts of $379 and $385 at March 31, 2012 and 2011, respectively	11,081	9,419
Costs in excess of billings on uncompleted contracts	5,360	4,070
Inventories	2,454	2,392
Deferred income taxes	2,904	2,967
Prepaid expenses and other current assets	425	392
Assets of discontinued operation	—	7,672
Total current assets	40,925	38,730
Property and equipment, net	1,948	2,461
Deferred income taxes	6,761	10,807
Intangible assets, net	2,578	1,845
Goodwill	17,318	16,522
Other assets	210	203
Total assets	$69,740	$70,568

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,044	$2,985
Accrued payroll and related expenses	3,398	3,523
Accrued liabilities	2,942	3,181
Billings in excess of costs and estimated earnings on uncompleted contracts	1,542	1,335
Current portion of long-term debt	634	2,324
Current liabilities of discontinued operation	—	611
Total current liabilities	12,560	13,959
Long-term debt	—	640
Deferred rent	700	1,058
Unrecognized tax benefits	351	587
Other non-current liabilities	657	1,028
Total liabilities	14,268	17,272
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at March 31, 2012 and 2011
Issued and outstanding shares - 33,909 at March 31, 2012 and 34,364 at March 31, 2011	3,391	3,436
Additional paid-in capital	137,645	137,938
Accumulated deficit	(85,564)	(88,078)
Total stockholders’ equity	55,472	53,296
Total liabilities and stockholders’ equity	$69,740	$70,568

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2012	2011	2010

Net sales and contract revenues:
Net sales	$27,679	$28,208	$25,341
Contract revenues	30,727	23,758	26,413
Total net sales and contract revenues	58,406	51,966	51,754
Costs of net sales and contract revenues:
Cost of net sales	13,393	13,447	12,313
Cost of contract revenues	21,942	15,635	17,399
Gross profit	23,071	22,884	22,042
Operating expenses:
Selling, general and administrative	17,986	16,981	15,709
Research and development	3,183	2,444	2,646
Amortization of intangible assets	504	176	113
Change in fair value of contingent acquisition consideration	(619)	55	—
Impairment of goodwill	—	7,970	—
Total operating expenses	21,054	27,626	18,468
Operating income (loss)	2,017	(4,742)	3,574
Non-operating income (expense):
Other income, net	4	18	44
Interest expense, net	(72)	(152)	(264)
Income (loss) from continuing operations before income taxes	1,949	(4,876)	3,354
Provision for income taxes	(643)	(278)	(960)
Income (loss) from continuing operations	1,306	(5,154)	2,394
Gain on sale of discontinued operation, net of tax	1,180	—	—
Income (loss) from discontinued operation, net of tax	28	(55)	(191)
Net income (loss)	$2,514	$(5,209)	$2,203

Income (loss) per share from continuing operations - basic and diluted	$0.04	$(0.15)	$0.07
Gain per share from sale of discontinued operation - basic and diluted	$0.03	$0.00	$0.00
Income (loss) per share from discontinued operation - basic and diluted	$0.00	$0.00	$(0.01)
Net income (loss) per share - basic and diluted	$0.07	$(0.15)	$0.06

Shares used in basic per share calculations	34,259	34,335	34,249
Shares used in diluted per share calculations	34,380	34,335	34,435

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

				Common		Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-In	Held in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Trust	Deficit	Income (Loss)	Equity
Balance at March 31, 2009	34,205	$3,420	$136,997	$(31)	$(85,025)	$(3)	$55,358
Cumulative effect of adoption of change in accounting for warrants	—	—	—	—	(47)	—	(47)
Stock option exercises	113	12	131	—	—	—	143
Stock-based compensation	—	—	375	—	—	—	375
Issuance of shares held in trust	—	—	—	31	—	—	31
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	3	3
Net income	—	—	—	—	2,203	—	2,203
Comprehensive income	—	—	—	—	—	—	2,206
Balance at March 31, 2010	34,318	3,432	137,503	—	(82,869)	—	58,066
Stock option exercises	46	4	53	—	—	—	57
Stock-based compensation	—	—	382	—	—	—	382
Net loss and comprehensive loss	—	—	—	—	(5,209)	—	(5,209)
Balance at March 31, 2011	34,364	3,436	137,938	—	(88,078)	—	53,296
Stock option exercises	68	8	77	—	—	—	85
Stock-based compensation	—	—	331	—	—	—	331
Issuance of shares pursuant to vesting of restricted stock units	51	5	(5)	—	—	—	—
Repurchases of common stock	(574)	(58)	(696)	—	—	—	(754)
Net income and comprehensive income	—	—	—	—	2,514	—	2,514
Balance at March 31, 2012	33,909	$3,391	$137,645	$—	$(85,564)	$—	$55,472

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2012	2011	2010

Cash flows from operating activities
Net income (loss)	$2,514	$(5,209)	$2,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	286	273	1,014
Depreciation of property and equipment	907	1,030	986
Stock-based compensation	331	382	375
Impairment of goodwill	—	7,970	—
Amortization of intangible assets	504	222	159
Change in fair value of contingent acquisition consideration	(619)	55	—
Loss on disposal of equipment	1	9	—
Gain on sale of Vehicle Sensors	(1,180)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and sale of Vehicle Sensors:
Accounts receivable	(1,826)	1,052	1,137
Net costs and estimated earnings in excess of billings	(902)	(501)	917
Inventories	79	(953)	2,954
Prepaid expenses and other assets	284	211	(350)
Accounts payable and accrued expenses	289	805	(2,911)
Net cash provided by operating activities	668	5,346	6,484

Cash flows from investing activities
Purchases of property and equipment	(337)	(414)	(294)
Capitalized software	(138)	—	—
Net cash paid for acquisitions	(969)	(1,116)	(300)
Net proceeds from sale of Vehicle Sensors	11,446	—	—
Net cash provided by (used in) investing activities	10,002	(1,530)	(594)

Cash flows from financing activities
Payments on long-term debt	(2,330)	(2,354)	(2,750)
Borrowings on long-term debt	—	—	750
Repurchases of common stock	(754)	—	—
Deferred payment for prior business combinations	(788)	(106)	—
Proceeds from stock option exercises	85	57	143
Net cash used in financing activities	(3,787)	(2,403)	(1,857)
Increase in cash and cash equivalents	6,883	1,413	4,033
Cash and cash equivalents at beginning of year	11,818	10,405	6,372
Cash and cash equivalents at end of year	$18,701	$11,818	$10,405

Supplemental cash flow information:
Cash paid during the year for:
Interest	$111	$200	$306
Income taxes	439	455	159

Supplemental schedule of non-cash investing and financing activities:
Liabilities incurred for business combinations	$971	$2,610	$218
Issuance of common stock for vested restricted stock units	5	—	—
Fair value of common stock issued in settlement of liabilities	—	—	31

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiaries in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We believe that our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining image processing, traffic engineering, information technology, and other products and services, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers worldwide. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our consolidated financial statements include the accounts of Iteris and our subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of continuing operations for all periods presented in the consolidated financial statements exclude the financial impact of discontinued operations. See Note 3, “Sale of Vehicle Sensors”, for further discussion related to discontinued operations presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible asset and goodwill, the valuation of debt and equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill.

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

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a relative selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) of fair value is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) that has stand-alone value based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

We account for multiple-element arrangements that consist only of software and software-related services in accordance with applicable accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements and the only undelivered element is post-contract customer support or maintenance, and VSOE of the fair value of such support or maintenance does not exist, revenue from the entire arrangement is recognized ratably over the support period. When the fair value of a delivered element has not been established but VSOE of fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Contract Revenues

Contract revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, contract revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in contract revenues when their realization is reasonably assured. Certain of our contract revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Contract revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts for which no specific maximum contract values are stipulated.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project. Such unbilled amounts are expected to be billed and collected within the next twelve months.

Costs in excess of billings on uncompleted contracts at March 31, 2012 and 2011 include approximately $944,000 and $400,000, respectively, which were not billable because certain milestone objectives specified in the contracts had not been attained. The costs and estimated earnings in excess of billings at March 31, 2012 are expected to be billed and collected during the fiscal year ending March 31, 2013.

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

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become known. The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on contract closeout settlements.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions and therefore are believed to have minimal credit risk.

Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, Asia and South America. We generally do not require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”) we early adopted the new provisions issued by the Financial Accounting Standards Board (“FASB”) that are intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We performed an annual impairment assessment of the carrying value of goodwill for each of the fiscal years ended March 31, 2012, 2011 and 2010. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. Refer to Note 5 for additional discussion regarding our interim goodwill impairment analyses during Fiscal 2012 and the fiscal year ended March 31, 2011 (“Fiscal 2011”).

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Stock-Based Compensation

We record stock-based compensation in the consolidated statement of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period.  Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $187,000, $224,000 and $153,000 in the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying consolidated balance sheets.

Repair and Maintenance Costs

We incur repair and maintenance costs in the normal course of business. Should the repair or maintenance result in a permanent improvement to one of our leased facilities, the cost is capitalized as a leasehold improvement and amortized over its useful life or the remainder of the lease period, whichever is shorter. Non-permanent repair and maintenance costs are charged to expense as incurred.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance under GAAP. Additionally, among other disclosures, this ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We will be required to adopt the amendments prescribed by ASU 2011-04 for our fiscal year ending March 31, 2013. We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement, and the FASB plans to reconsider it during the first half of calendar 2012. The amendments prescribed by ASU 2011-05 are currently scheduled to become effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). With respect to performing their required annual test for goodwill impairment, ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test in accordance with previously existing guidance. Otherwise, a company can skip the two-step test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and we chose to adopt ASU 2011-05 in Fiscal 2012, which did not result in a material impact on our consolidated financial statements.

2.                                      Supplementary Financial Information

Inventories

The following table presents details regarding our inventories:

	March 31,
	2012	2011
	(In thousands)
Materials and supplies	$1,513	$1,734
Work in process	98	84
Finished goods	843	574
	$2,454	$2,392

Property and Equipment

The following table presents details of our property and equipment:

	March 31,
	2012	2011
	(In thousands)
Equipment	$5,545	$8,101
Leasehold improvements	1,946	1,985
Accumulated depreciation	(5,543)	(7,625)
	$1,948	$2,461

Intangible Assets

The following table presents details regarding our intangible assets:

	March 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	$1,856	$(935)	$1,566	$(719)
Customer contracts / relationships	750	(122)	500	(21)
Other	1,110	(219)	550	(31)
Capitalized software development costs	138	—	—	—
Total	$3,854	$(1,276)	$2,616	$(771)

Amortization expense for intangible assets subject to amortization was approximately $504,000, $176,000 and $113,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

In Fiscal 2012, we capitalized approximately $138,000 of internal costs incurred in developing software products to be sold. These costs related to the internal development of our performance measurement software offerings.

We do not have any intangible assets with indefinite useful lives. Future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2013	$644
2014	627
2015	431
2016	360
2017	378
Thereafter	—
$2,440

Refer to Note 4 for additional information regarding intangible assets acquired during the last three fiscal years. If we acquire additional intangible assets in future periods, our amortization expense will increase.

Goodwill

The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2011 and Fiscal 2012:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Balance - March 31, 2010
Goodwill	$8,214	$14,906	$23,120
Accumulated impairment losses	—	—	—
	8,214	14,906	23,120
Acquisition of Meridian Environmental Technology, Inc. (Note 4)	—	1,372	1,372
Impairment loss	—	(7,970)	(7,970)

Balance - March 31, 2011
Goodwill	8,214	16,278	24,492
Accumulated impairment losses	—	(7,970)	(7,970)
	8,214	8,308	16,522
Acquisition of Berkeley Transportation Systems, Inc. (Note 4)	—	796	796

Balance - March 31, 2012
Goodwill	8,214	17,074	25,288
Accumulated impairment losses	—	(7,970)	(7,970)
	$8,214	$9,104	$17,318

The measurement period adjustments in the table above are due primarily to certain income tax-related adjustments pertaining to our acquisition of Meridian Environmental Technology, Inc. in January 2011 (see Note 4).

Warranty Reserve Activity

The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of fiscal year	$279	$297	$247
Additions charged to cost of sales	86	137	218
Warranty claims	(134)	(155)	(168)
Balance at end of fiscal year	$231	$279	$297

Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$1,306	$(5,154)	$2,394

Denominator:
Weighted average common shares used in basic computation	34,259	34,335	34,249
Dilutive stock options	96	—	185
Dilutive restricted stock units	25	—	—
Dilutive warrants	—	—	1
Weighted average common shares used in diluted computation	34,380	34,335	34,435

Income (loss) from continuing operations per share:
Basic	$0.04	$(0.15)	$0.07
Diluted	$0.04	$(0.15)	$0.07

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income (loss) from continuing operations per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Stock options	1,840	1,467	1,790
Restricted stock units	—	54	—
Warrants	15	272	371

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Under the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement.

Upon the closing of the Asset Sale and resolution of working capital adjustments (as described above), we recorded aggregate proceeds received of approximately $12.0 million. Legal and other professional fees of approximately $0.6 million that were directly related to the sale transaction were offset against the proceeds to calculate net proceeds from the Asset Sale of approximately $11.4 million.

The following table summarizes the assets and liabilities of the Vehicle Sensors segment as of the closing date of the Asset Sale (in thousands):

Cash	$105
Accounts receivable	1,850
Inventories	1,147
Other current assets	31
Property and equipment, net	133
Goodwill	4,671
Total assets	7,937
Current liabilities	(691)
Net assets	$7,246

In comparing the above net assets to the net proceeds received, we recorded a gain on the Asset Sale of $4.3 million, or $1.2 million after tax, in the accompanying consolidated statements of operations for Fiscal 2012. The effective tax rate applicable to the gain was impacted by goodwill of $4.7 million for which there is no corresponding tax basis. We also recorded a gain on the sale of approximately $189,000, or $129,000 after tax, related to certain performance and royalty-related earn-outs (as described above) that were achieved through December 31, 2011.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the consolidated statements of operations for all periods presented. For the fiscal years ended March 31, 2012, 2011 and 2010, Vehicle Sensors net sales classified as part of discontinued operation was $3.2 million, $7.5 million and $6.3 million, respectively. We have elected not to allocate any interest expense to the discontinued operation. Additionally, the applicable net assets of the Vehicle Sensors segment are separately presented as assets and liabilities of discontinued operation in the accompanying consolidated balance sheet as of March 31, 2011.

We entered into a short-term transitional services agreement with Bendix that terminated at the end of February 2012, pursuant to which we provided them certain ongoing logistical and administrative support services. Bendix paid us a fixed monthly amount for such support services, and also paid us an hourly amount for providing certain development-related services during the transition period.

4.                                     Acquisitions

Berkeley Transportation Systems, Inc.

In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”). BTS was a privately-held company based in Berkeley, California, which specializes in transportation performance measurement. BTS’ Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays and travel time. Our primary reasons for the acquisition were to add key technologies to complement our iPerform solution and strengthen our performance measurement and management initiative as a whole.

Our consolidated financial statements for Fiscal 2012 include the results of operations of BTS commencing as of the acquisition date. BTS contributed approximately $936,000 of Contract Revenues and approximately $38,000 of operating income since the acquisition date included in the consolidated statement of operations for Fiscal 2012. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash to BTS. Additionally, we are also scheduled to pay (i) up to $250,000 at the 24-month anniversary of the closing of the acquisition, pursuant to a holdback provision, (ii) up to $500,000 at the 36-month anniversary of the closing of the acquisition, pursuant to a deferred payment provision, and (iii) up to $750,000 pursuant to an earn-out provision based on revenue and operating income achieved from BTS’ operations during the 18 months ending June 30, 2013. Our potential obligation pertaining to the various contingent consideration payments ranges from zero to $1.5 million. Acquisition-related costs were not significant and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for Fiscal 2012.

Acquisition Accounting

We have accounted for the acquisition of BTS as a business combination in accordance with applicable accounting guidance. We measured the fair value of the consideration transferred (including contingent consideration) to determine the purchase price of the acquisition. We allocated the fair value of consideration transferred to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.

The BTS acquisition is recorded as follows (in thousands):

Fair value of consideration transferred:
Cash paid on or shortly after acquisition date	$840
Estimated fair value of contingent consideration	971
Total	1,811

Allocation:
Accounts receivable	(164)
Other tangible assets	(375)
Purchased intangible assets	(1,100)
Liabilities	624
Goodwill	$796

The excess of the fair value of the BTS business over the aggregate fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The primary factor that resulted in the recognition of goodwill was the acquisition of BTS’ assembled workforce, which is not a separately identifiable intangible asset. The goodwill is not expected to be deductible for income tax purposes.

Purchased Intangible Assets

The following table presents details of the intangible assets acquired from BTS:

	Estimated Useful Life	Amount
	(In years)	(In thousands)
Backlog	3	$330
Technology	6	290
Customer contracts / relationships	6	250
Other purchased intangible assets	5 - 7	230
		$1,100

Meridian Environmental Technology, Inc.

In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”), a privately-held company based in Grand Forks, North Dakota. MET specializes in 511 advanced traveler information systems, as well as Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. Our primary reasons for the acquisition were (i) to enhance our ability to provide travelers and traffic management authorities with more accurate and real-time information and network performance management tools and (ii) to provide Iteris with key capabilities in the emerging performance measurement and management market. From the date of acquisition through the end of Fiscal 2011, MET contributed approximately $1.5 million of Contract Revenues and approximately $77,000 of operating income included in the consolidated statement of operations for Fiscal 2011.

Our consolidated financial statements for the fiscal years ended March 31, 2012 and 2011 include the results of operations of MET commencing as of the acquisition date. On or shortly after the acquisition date, we paid approximately $1.6 million in cash, exclusive of $369,000 of cash acquired. We also agreed to pay up to $1 million on each of the first two anniversaries of the acquisition date, subject to adjustments related to the retention of various key employees and certain other adjustments as further defined in the agreement. Additionally, we agreed to pay up to an additional $1 million per year for two years pursuant to an earn-out provision, based on revenue and operating income achieved from MET’s operations during the twelve months ending December 31, 2011 and 2012.  Acquisition-related costs were not significant and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for Fiscal 2011.  In January 2012, we made a cash payment of approximately $676,000 related to the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement.  We expect the contingencies related to the hold-back to be resolved sometime in the first fiscal quarter of the fiscal year ending March 31, 2013 at which time we may or may not release the hold-back. No amounts were earned by the shareholders of MET related to the first year earn-out provision. As a result of the first year deferred payment and that no amounts were earned related to the first year earn-out provision, the potential outcomes pertaining to the remaining contingent consideration payments at March 31, 2012 range from zero to approximately $1.8 million.

Acquisition Accounting

We have accounted for the acquisition of MET as a business combination in accordance with applicable accounting guidance. We measured the fair value of the consideration transferred (including contingent consideration) to determine the purchase price of the acquisition. We allocated the fair value of consideration transferred to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.

The acquisition is recorded as follows (in thousands):

Fair value of consideration transferred:
Cash paid on or shortly after acquisition date	$1,622
Estimated fair value of contingent consideration	2,473
Total	4,095

Allocation:
Cash	(369)
Accounts receivable	(682)
Other tangible current assets	(531)
Property and equipment	(682)
Purchased intangible assets	(1,620)
Liabilities	1,161
Goodwill	$1,372

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

Purchased Intangible Assets

The following table presents details of the intangible assets acquired from MET:

	Estimated Useful Life	Amount
	(In years)	(In thousands)
Technology	6	$570
Customer contracts / relationships	6	500
Other purchased intangible assets	3 - 7	550
		$1,620

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma data below presents selected details of our results of operations as if the acquisition of BTS had occurred on April 1, 2010 (the beginning of Fiscal 2011). The following data includes the amortization of purchased intangible assets. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on April 1, 2010.

	Year Ended March 31,
	2012	2011
	(In thousands, except per share data)
Pro forma net sales and contract revenues	$59,553	$53,722
Pro forma net income (loss)	$2,383	$(5,433)
Pro forma net income (loss) per share - basic and diluted	$0.07	$(0.16)

Hamilton Signal, Inc.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, Inc., a privately-held developer of video processing algorithms enabling state and local governments to conduct real-time analysis on fixed and pan-tilt-zoom camera feeds. Our primary reasons for the acquisition were to expand our product portfolio in the traffic management market and to integrate enhanced functionality into and complement our Roadway Sensors technologies.

The total purchase consideration was approximately $518,000, of which we paid $300,000 in cash upon execution of the purchase agreement and of which, pursuant to the purchase agreement, we paid $106,000 on the first anniversary of the acquisition date and $112,000 on the second anniversary of the acquisition date. Pursuant to the purchase agreement, the selling stockholder became an employee of Iteris and was eligible to receive compensation based on net sales of certain products during the three-year period ended March 31, 2012, subject to continued employment and other limitations.

We accounted for this acquisition as a business combination in accordance with applicable accounting guidance. We estimated the fair value of the assets acquired to allocate the purchase price, which is summarized as follows (in thousands):

Developed technology	$501
Goodwill	17
$518

The purchased developed technology was determined to have an estimated useful life of five years.

Our consolidated financial statements for the fiscal years ended March 31, 2012, 2011 and 2010 include the results of operations of Hamilton Signal commencing as of the acquisition date. Disclosures required for material business combinations have been limited due to the immateriality of the acquisition of Hamilton Signal to our consolidated financial statements.

5.                                     Impairment of Goodwill

As discussed in Note 1, goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.

In Fiscal 2012, we early adopted the new provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test.  Based on our qualitative assessment for Fiscal 2012, we concluded that it is not more likely than not that the fair value of our reporting units are less than their carrying amount and therefore, we did not perform a two-step goodwill impairment test.

In Fiscal 2011, during the quarter ended December 31, 2010, due primarily to lower than expected operating results in our Transportation Systems reporting unit, as well as ongoing weakness specifically in the Transportation Systems markets, we performed an interim test of impairment of the carrying value of goodwill in our Transportation Systems reporting unit as of December 31, 2010. In performing the first step in this analysis, we estimated the fair value of our Transportation Systems reporting unit using the income approach. As of December 31, 2010, we determined that the carrying value of our Transportation Systems reporting unit exceeded its estimated fair value and, accordingly, we performed the second step of the impairment analysis to estimate the implied fair value of the goodwill of this reporting unit.

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

6.                                     Fair Value Measurements

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of MET and BTS was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for Fiscal 2012 (in thousands):

Balance at March 31, 2011	$2,528
Fair value of BTS contingent consideration assumed at acquisition date	971
Deferred payments made to MET shareholders	(676)
Change in fair value included in net income	(619)
Balance at March 31, 2012	$2,204

The change in the estimated fair value of this liability during the current fiscal year resulted primarily from payments to the shareholders of MET related to the first year deferred payment and revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

The current portions of the liability at March 31, 2012 and 2011 were $1.6 million and $1.5 million, respectively, and were included within accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portions of the liability are included within non-current liabilities in the accompanying consolidated balance sheets.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2012.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. See Notes 4 and 5 above for further discussion regarding certain of our intangible assets and goodwill balances (including goodwill impairment) that were measured at fair value, using certain Level 3 inputs, during the fiscal years ended March 31, 2012 and 2011.

7.                                     Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2012) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2012, no amounts were borrowed under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012.

Long-Term Debt — Bank Term Note

As of March 31, 2012, we had outstanding borrowings of approximately $634,000 under the term note with our bank referenced above, which expires on May 1, 2013. Principal payments under this term note are required to be repaid in monthly installments of $152,000. Additionally, beginning on November 1, 2009, and on November 1 of each year thereafter, we are required to repay additional principal of up to $500,000, calculated based on certain financial measures, as further defined in the loan agreement. These additional principal payments effectively reduce the total number of monthly installments necessary to repay the term note. To date, we have made additional principal payments of $500,000 on each of November 1, 2011, 2010 and 2009. Interest on the term note is payable monthly at a rate equal to the current stated prime rate plus 0.50% up to the current stated prime rate plus 1.00%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. The term note contains no early termination fees and, along with the revolving line of credit under the same credit agreement, is secured by substantially all of our assets. We currently expect the remaining outstanding balance of this term note will be repaid in full by June 2012.

8.                                     Income Taxes:

The reconciliation of our income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Income tax provision (benefit) at statutory rates	$663	$(1,658)	$1,140
State income taxes net of federal benefit	562	189	192
Impairment charges	—	2,044	—
Research credits	(246)	—	—
Change in fair value of contingent acquisition consideration	(211)	—	—
Compensation charges	59	94	(12)
Unrecognized tax benefits	(276)	(288)	(362)
Other	92	(103)	2
Provision for income taxes	$643	$278	$960

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating losses	$8,246	$12,315
Credit carry forwards	773	319
Deferred compensation and payroll	941	823
Bad debt allowance and other reserves	433	763
Deferred rent	435	—
Other, net	300	252
Total deferred tax assets	11,128	14,472

Deferred tax liabilities:
Property and equipment	(517)	(66)
Deferred rent	—	(145)
Acquired intangibles	(754)	(527)
Goodwill	(193)	—
Total deferred tax liabilities	(1,464)	(738)
Net deferred tax assets	$9,664	$13,734

The components of current and deferred federal and state income tax provisions and (benefits) are as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Current income tax provision (benefit):
Federal	$(221)	$(186)	$(234)
State	208	264	127
Deferred income tax provision (benefit):
Federal	12	251	903
State	644	(51)	164
Net income tax provision (benefit)	$643	$278	$960

At March 31, 2012, we had approximately $525,000 in federal alternative minimum tax credit carryforwards that can be carried forward indefinitely. We had $25.0 million of federal net operating loss carryforwards at March 31, 2012 that begin to expire in 2021. We also had $10.9 million of state net operating loss carryforwards at March 31, 2012, of which $420,000 are scheduled to expire in 2014, $10.2 million are scheduled to expire in 2015 and $298,000 are scheduled to expire in 2031.

Due to changes in stock ownership, our federal net operating loss carryforwards of approximately $25.0 million as of March 31, 2012 and other federal attributes are subject to an annual limitation under Section 382 of the Internal Revenue Code. As of March 31, 2012, based on the cumulative amount of tax attributes that have become available under the limitation imposed by Section 382, all of our net operating losses are now fully available for use. Our deferred tax assets at March 31, 2012 do not include approximately $901,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders’ equity will be adjusted.

As of March 31, 2012 and 2011, we determined that it was more likely than not that our deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded against our deferred tax assets as of either such dates. In making our determination as to the realizability of our deferred tax assets, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

Unrecognized Tax Benefits

As of March 31, 2012 and 2011, our gross unrecognized tax benefits were $1.7 million and $1.9 million, respectively, of which $1.3 million and $1.5 million, respectively, if recognized, would affect our effective tax rate.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2012 and 2011, we had accrued cumulatively $56,000 and $45,000, respectively, for the payment of potential interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$1,941	$2,153	$2,525
Increases for tax positions taken in prior years	97	121	93
Decreases for tax positions taken in prior years	(10)	(15)	—
Increases for tax positions taken in the current year	20	17	—
Decreases for tax positions taken in the current year	—	—	(51)
Settlement with taxing authorities	—	(8)	—
Lapse in statute of limitations	(356)	(327)	(414)
Gross unrecognized tax benefits at March 31	$1,692	$1,941	$2,153

We anticipate a decrease in gross unrecognized tax benefits of approximately $60,000 within the next twelve months based on federal and state statute expirations in various jurisdictions.

We are subject to taxation in the U.S. and various states. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2009 or later, and state and local income tax examination for fiscal tax years ended March 31, 2008 or later.

9.                                      Commitments and Contingencies

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

We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2012 were as follows:

Year Ending March 31,
(In thousands)
2013	$2,111
2014	1,905
2015	1,430
2016	280
2017	175
Thereafter	339
$6,240

Rent expense totaled $1.9 million for each of the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes two of our directors, one of whom is the former Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of March 31, 2012, approximately $259,000 of the original principal balance is outstanding and payable to Iteris, all of which remains fully reserved.

Inventory Purchase Commitments

At March 31, 2012, we had firm commitments to purchase approximately $2.5 million of inventory, which are expected to occur primarily during the first and second quarters of our fiscal year ending March 31, 2013.

10.                              Stockholders’ Equity

Preferred Stock

Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2012 and 2011, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

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

Common Stock Warrants

As of March 31, 2012, we had outstanding fully exercisable warrants to purchase 15,000 shares of our common stock. These warrants have an exercise price per share of $1.42 and a remaining contractual life of 1.4 years. There was no activity with respect to these or any other warrants during Fiscal 2012.

In connection with our adoption of certain provisions of accounting for derivatives, which became effective for us on April 1, 2009, we determined that certain outstanding warrants to purchase shares of our common stock contained provisions that provide for a possible future adjustment to either the exercise price and/or number of shares to be issued upon exercise. As such, beginning April 1, 2009, we began recognizing these warrants as liabilities at their respective estimated fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $47,000 was recognized as an adjustment to the opening balance of accumulated deficit at April 1, 2009. The amounts recognized in the consolidated balance sheet as a result of our adoption on April 1, 2009 were determined based on the amounts that would have been recognized if this accounting treatment had been applied from the issuance date of the warrants. By March 31, 2011, all such warrants had expired unexercised, and thus there was no remaining liability recorded on our consolidated balance sheet at that date or thereafter. We estimated the fair value of these warrants using the BSM option-pricing formula. The change in the estimated fair value of the warrants for the fiscal years ended March 31, 2011 and 2010 is included in “other income, net” in the accompanying consolidated statements of operations.

Common Stock Reserved for Future Issuance

The following summarizes common stock reserved for future issuance at March 31, 2012:

Number of Shares
(In thousands)
Stock options outstanding	2,493
Restricted stock units outstanding	235
Authorized for future issuance under stock incentive plans	335
Warrants outstanding	15
3,078

11.                              Employee Benefit Plans

Stock Incentive Plans

In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. At March 31, 2012, there were approximately 335,000 shares of common stock available for grant under this plan. As of March 31, 2012, options to purchase approximately 1,022,000 shares of common stock, as well as 235,000 RSUs, were outstanding under the 2007 Plan.

Our 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan remain outstanding pursuant to the terms of such stock options. As of March 31, 2012, options to purchase approximately 1,061,000 shares of our common stock were outstanding under the 1997 Plan. No further options or other stock-based awards may be granted under the 1997 Plan.

In connection with our merger with our Iteris, Inc. subsidiary (the “Iteris Subsidiary”) in 2004, we assumed the 1998 Stock Incentive Plan (the “1998 Plan”) of the Iteris Subsidiary and all outstanding options granted thereunder. As of March 31, 2012, options to purchase approximately 410,000 shares of our common stock were outstanding under the 1998 Plan. No further options or other stock-based awards may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan, the 1997 Plan and the 1998 Plan (collectively, the “Plans”) and the RSUs granted under the 2007 Plan provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.

Stock Options

A summary of activity in the Plans with respect to our stock options for Fiscal 2012 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2011	3,111	$1.59
Granted	315	1.13
Exercised	(68)	1.24
Forfeited	(31)	1.54
Expired	(834)	1.30
Options outstanding at March 31, 2012	2,493	$1.64	3.8	$393
Options exercisable at March 31, 2012	1,986	$1.73	2.5	$267
Vested and expected to vest at March 31, 2012	2,431	$1.65	3.6	$374
Options exercisable at March 31, 2012 pursuant to a change-in-control	2,493	$1.64	3.8	$393

Restricted Stock Units

In August 2010, we began granting RSUs under the 2007 Plan to certain of our employees. RSUs awards are stock-based awards that entitle the holder to receive one share of our common stock for each RSU upon vesting. RSUs vest at the rate of 25% on each of the first four anniversaries of the grant date provided that the holder remains in service (as defined by the 2007 Plan) as of the vesting date. The fair value per RSU is determined based on the closing market price of our common stock on the grant date.

A summary of activity with respect to our RSUs for Fiscal 2012 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2011	214	$1.48
Granted	100	1.10
Vested	(51)	1.48
Forfeited	(28)	1.48
RSUs outstanding at March 31, 2012	235	$1.32	2.8	$40
Expected to vest at March 31, 2012	198	$1.32	2.8	$33
Common stock issuable (for RSUs) at March 31, 2012 upon a change-in-control	235	$1.32	2.8	$40

Stock-Based Compensation

The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cost of net sales	$16	$11	$9
Cost of contract revenues	29	36	39
Selling, general and administrative expense	249	280	288
Research and development expense	31	25	21
Income from discontinued operation, net of tax	6	30	18
Total stock-based compensation	$331	$382	$375

At March 31, 2012, there was approximately $475,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2012	2011	2010
Expected life - years	7.0	7.0	7.0
Risk-free interest rate	1.6%	2.1%	3.2%
Expected volatility of common stock	52%	58%	74%
Dividend yield	—%	—%	—%

A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$0.61	$0.86	$1.01
Intrinsic value of options exercised	$7	$23	$28

Employee Incentive Programs

Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2012, 2011 and 2010.

We sponsor a defined contribution 401(k) Plan, adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. Under the provisions of the 401(k) Plan, associates have various investment choices, one of which is the purchase of Iteris common stock at market price. We match up to 90% of contributions, based on years of service, up to a stated limit. From July 1, 2009 through March 31, 2010, we temporarily suspended our matching contributions to the 401(k) Plan. Beginning in April 2010, we reinstituted certain limited matching contributions to the 401(k) Plan. Our matching contributions under the 401(k) Plan were approximately $475,000, $491,000 and $220,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

12.                               Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock from time to time until August 2012. Under the program, we may repurchase shares in open-market and privately negotiated transactions and block trades and pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify, terminate or extend the repurchase program at any time without prior notice. From inception of this program through March 31, 2012, we repurchased approximately 573,558 shares of our common stock at an average price per share of $1.31. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

13.                               Business Segments, Significant Customer and Geographic Information

Business Segments

As a result of the sale of substantially all of the assets used in connection with our Vehicle Sensors segment to Bendix in July 2011 (see Note 3), along with a reevaluation and reorganization of our operating segments in the first quarter of our fiscal year ended March 31, 2012, we now operate in two reportable segments: Roadway Sensors and Transportation Systems.

The Roadway Sensors segment includes, among other products, our Vantage, Versicam, Pico, Vantage Vector and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. This segment includes the operations of MET, which specializes in 511 advanced traveler information systems and offers Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. Also included in this segment are the operations of BTS, which specializes in transportation performance measurement.

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

Selected financial information for our reportable segments for the fiscal years ended March 31, 2012, 2011 and 2010 is as follows:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Year Ended March 31, 2012
Product revenue	$27,679	$—	$27,679
Service and other revenue	—	30,727	30,727
Depreciation	194	393	587
Segment income	2,826	1,284	4,110

Year Ended March 31, 2011
Product revenue	$28,208	$—	$28,208
Service and other revenue	—	23,758	23,758
Depreciation	217	250	467
Impairment of goodwill	—	7,970	7,970
Segment income (loss)	3,942	(7,540)	(3,598)

Year Ended March 31, 2010
Product revenue	$25,341	$—	$25,341
Service and other revenue	—	26,413	26,413
Depreciation	234	221	455
Segment income	3,158	1,445	4,603

The following table reconciles total segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

	Year Ended March 31,
	2012	2011	2010
Segment income (loss):
Total income (loss) from reportable segments	$4,110	$(3,598)	$4,603
Unallocated amounts:
Corporate and other expenses	(2,208)	(913)	(916)
Amortization of intangible assets	(504)	(176)	(113)
Change in fair value of contingent acquisition consideration	619	(55)	—
Other income, net	4	18	44
Interest expense, net	(72)	(152)	(264)
Income (loss) from continuing operations before income taxes	$1,949	$(4,876)	$3,354

Fiscal 2012 corporate and other expense includes legal and accounting expenses related to the sale of the Vehicle Sensors segment in July 2011 as well as certain other costs incurred in connection with the development of IterisPeMS and certain corporate general and administrative expenses allocated to the Vehicle Sensors segment in prior fiscal years.

Significant Customer and Geographic Information

No single customer accounted for more than 10% of our total net sales and contract revenues for each of the fiscal years ended March 31, 2012, 2011 and 2010.

No individual customer or government agency had a receivable balance at March 31, 2012 or 2011 greater than 10% of our total trade accounts receivable balances as of March 31, 2012 and 2011, respectively.

The following table sets forth the percentages of our total net sales and contract revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2012	2011	2010

Europe	—%	5%	4%
Asia	1	5	2
Other	1	3	2
	2%	13%	8%

Substantially all of our long-lived assets are held in the U.S.

14.                              Quarterly Financial Data (Unaudited)

Quarter Ended:	Total Net Sales and Contract Revenues	Gross Profit	Net Income (Loss)	Basic Net Income (Loss) per Share		Diluted Net Income (Loss) per Share
	(In thousands, except per share amounts)
June 30, 2011	$13,892	$5,869	$97	$0.00		$0.00
September 30, 2011	14,393	6,005	1,310	0.04		0.04
December 31, 2011	14,881	5,464	747	0.02		0.02
March 31, 2012	15,240	5,733	360	0.01		0.01
	$58,406	$23,071	$2,514	$0.07	*	$0.07	*

June 30, 2010	$13,905	$6,257	$797	0.02		0.02
September 30, 2010	12,466	5,675	542	0.02		0.02
December 31, 2010	11,953	4,894	(7,027)	(0.20)		(0.20)
March 31, 2011	13,642	6,058	479	0.01		0.01
	$51,966	$22,884	$(5,209)	$(0.15	)*	$(0.15	)*

*                 Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Exhibit Index

Exhibit Number	Description	Reference

2.1+

Stock Purchase Agreement dated December 23, 2010 by and among Iteris, Inc., Meridian Environmental Technology, Inc., (“MET”) the shareholders of MET and Kathy J. Osborne as the Shareholders Representative

Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed with the SEC on February 14, 2011

2.2+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3	Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4	Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5	Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6	Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007

3.7	Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8	Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

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

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.15*	Form of Addendum to Stock Option Agreement for 1998 Plan	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.16*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.17	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.19*	2007 Omnibus Incentive Plan	Filed herewith

10.20*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Filed herewith

10.21*	Change in Control Agreement dated June 11, 2008 by and between James S. Miele and Iteris, Inc.	Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 12, 2008

10.22	Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.23	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 11, 2009

10.24*	Letter Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.25*	Change in Control Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.26*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.27	Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2010

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney	Filed herewith (included on the Signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

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