Form 10-Q
period 2012-06-30
ITERIS, INC.
filed 2012-08-10
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, there were 33,617,884 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2012

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiaries.

Iteris®, Vantage®, Abacus®, VantageView™, VersiCam™, Pico™, RZ-4™, Vantage Vector™, iPerform™ and IterisPeMS™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$18,546	$18,701
Trade accounts receivable, net of allowance for doubtful accounts of $380 and $379 at June 30, 2012 and March 31, 2012, respectively	10,211	11,081
Costs in excess of billings on uncompleted contracts	5,642	5,360
Inventories	2,370	2,454
Deferred income taxes	2,904	2,904
Prepaid expenses and other current assets	751	425
Total current assets	40,424	40,925
Property and equipment, net	1,838	1,948
Deferred income taxes	6,402	6,761
Intangible assets, net	2,471	2,578
Goodwill	17,318	17,318
Other assets	213	210
Total assets	$68,666	$69,740

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,892	$4,044
Accrued payroll and related expenses	2,723	3,398
Accrued liabilities	3,355	2,942
Billings in excess of costs and estimated earnings on uncompleted contracts	1,872	1,542
Current portion of long-term debt	—	634
Total current liabilities	11,842	12,560
Deferred rent	607	700
Unrecognized tax benefits	319	351
Other non-current liabilities	—	657
Total liabilities	12,768	14,268
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2012 and March 31, 2012
Issued and outstanding shares - 33,690 at June 30, 2012 and 33,909 at March 31, 2012	3,369	3,391
Additional paid-in capital	137,417	137,645
Accumulated deficit	(84,888)	(85,564)
Total stockholders’ equity	55,898	55,472
Total liabilities and stockholders’ equity	$68,666	$69,740

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2012	2011

Total revenues	$16,304	$13,892
Cost of revenues	10,040	8,023
Gross profit	6,264	5,869
Operating expenses:
Selling, general and administrative	4,901	4,701
Research and development	633	753
Amortization of intangible assets	161	100
Change in fair value of contingent consideration	(334)	17
Total operating expenses	5,361	5,571
Operating income	903	298
Non-operating income (expense):
Other income, net	5	3
Interest expense, net	(5)	(29)
Income from continuing operations before income taxes	903	272
Provision for income taxes	(314)	(117)
Income from continuing operations	589	155
Gain on sale of discontinued operation, net of tax	87	—
Loss from discontinued operation, net of tax	—	(58)
Net income	$676	$97

Income per share from continuing operations - basic and diluted	$0.02	$0.00
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00
Loss per share from discontinued operation - basic and diluted	$0.00	$(0.00)
Net income per share - basic and diluted	$0.02	$0.00

Shares used in basic per share calculations	33,809	34,365
Shares used in diluted per share calculations	33,863	34,559

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2012	2011

Cash flows from operating activities
Net income	$676	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	359	63
Depreciation of property and equipment	223	269
Stock-based compensation	67	88
Amortization of intangible assets	161	106
Change in fair value of contingent consideration	(334)	17
Changes in operating assets and liabilities:
Accounts receivable	870	(971)
Net costs and estimated earnings in excess of billings	48	58
Inventories	84	25
Prepaid expenses and other assets	(329)	(22)
Accounts payable and accrued expenses	(862)	661
Net cash provided by operating activities	963	391

Cash flows from investing activities
Purchases of property and equipment	(113)	(65)
Capitalized software	(54)	—
Cash paid for acquisition	—	(137)
Net cash used in investing activities	(167)	(202)

Cash flows from financing activities
Payments on long-term debt	(634)	(458)
Deferred payment for prior business combination	—	(112)
Repurchases of common stock	(442)	—
Proceeds from stock option exercises	125	3
Net cash used in financing activities	(951)	(567)
Decrease in cash and cash equivalents	(155)	(378)
Cash and cash equivalents at beginning of period	18,701	11,818
Cash and cash equivalents at end of period	$18,546	$11,440

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiaries in these unaudited consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We believe that our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining image processing, traffic engineering, information technology, and other products and services, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers worldwide. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements fairly present the consolidated financial position of Iteris as of June 30, 2012, the consolidated results of operations for the three months ended June 30, 2012 and 2011 and the consolidated cash flows for the three months ended June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was filed with the SEC on June 11, 2012.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude the financial impact of discontinued operations. See Note 3, “Sale of Vehicle Sensors”, for further discussion related to discontinued operations presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of debt and equity instruments, the valuation of contingent acquisition consideration, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill.

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

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts for which no specific maximum contract values are stipulated.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying unaudited consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project. Such unbilled amounts are expected to be billed and collected within the next twelve months.

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying unaudited consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves. The unearned amounts are expected to be earned within the next twelve months.

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become known. The cumulative effects of revisions to revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties and adjustments for audit findings on contract closeout settlements.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we early adopted the new provisions issued by the Financial Accounting Standards Board (“FASB”) that are intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period.  Our stock-based awards are currently comprised of stock options and restricted stock units. The fair value of our stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of sales in the period during which the products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from revenues) in the unaudited consolidated statements of operations.

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited consolidated balance sheets.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement. The amendments prescribed by ASU 2011-05 are now effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted, and we chose to adopt ASU 2011-05 in Fiscal 2013, which did not result in a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). With respect to performing their required annual test for goodwill impairment, ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test in accordance with previously existing guidance. Otherwise, a company can skip the two-step test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, and we chose to adopt ASU 2011-08 in Fiscal 2012, which did not result in a material impact on our consolidated financial statements.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2012	2012
	(In thousands)
Materials and supplies	$1,515	$1,513
Work in process	95	98
Finished goods	760	843
	$2,370	$2,454

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2012		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(995)	$1,856	$(935)
Customer contracts / relationships	750	(153)	750	(122)
Other	1,110	(288)	1,110	(219)
Capitalized software development costs	191	—	138	—
Total	$3,907	$(1,436)	$3,854	$(1,276)

We do not have any intangible assets with indefinite useful lives. As of June 30, 2012, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2013	$483
2014	691
2015	495
2016	423
2017	282
Thereafter	97
$2,471

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$231	$279
(Reduction) addition charged to cost of sales	(6)	44
Warranty claims	(28)	(32)
Balance at end of period	$197	$291

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted income per share from continuing operations:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands, except per share amounts)
Denominator:
Weighted average common shares used in basic computation	33,809	34,365
Dilutive stock options	—	171
Dilutive restricted stock units	54	23
Dilutive warrants	—	—
Weighted average common shares used in diluted computation	33,863	34,559

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2012	2011
	(Shares in thousands)

Stock options	1,938	2,170
Warrants	15	15

3.             Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Under the terms of the Agreement, upon the closing of the Asset Sale, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the accompanying unaudited consolidated statements of operations for all periods presented. For the three months ended June 30, 2012, we recorded a gain on discontinued operations of approximately $87,000, after tax, for royalty-related earn-outs in the accompanying unaudited consolidated statements of operations.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the three months ended June 30, 2012 (in thousands):

Balance at March 31, 2012	$2,204
Deferred payments made to MET shareholders	—
Deferred payments made to BTS shareholders	—
Change in fair value included in net income	(334)
Balance at June 30, 2012	$1,870

The change in the estimated fair value of this liability during the current fiscal quarter resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

The current portion of the liability at June 30, 2012 and March 31, 2012 was $1.9 million and $1.6 million, respectively, and was included within accrued liabilities in the accompanying unaudited consolidated balance sheets. The change in the estimated fair value of the liability for the three months ended June 30, 2012 and 2011 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2012 or March 31, 2012.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2012 and 2011.

5.             Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note (discussed below). In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2012) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2012, no amounts were borrowed under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

Long-Term Debt — Bank Term Note

As of June 30, 2012, all principal and interest payments under this term note were paid in full. The term note contained no early termination fees and, along with the revolving line of credit under the same credit agreement, was secured by substantially all of our assets.

6.             Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands, except percentages)
Provision for income taxes	$(314)	$(117)
Effective tax rate	34.7%	43.4%

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded any valuation allowance against our deferred tax assets as of June 30, 2012 and March 31, 2012.

7.             Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, products and solutions, we are, from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. However, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of June 30, 2012, approximately $259,000 of the original principal balance is outstanding and payable to Iteris, all of which remains fully reserved.

8.             Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At June 30, 2012, there were approximately 335,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2012	2,493	$1.64
Granted	—	—
Exercised	(89)	1.40
Forfeited	—	—
Expired	(709)	1.44
Options outstanding at June 30, 2012	1,695	$1.73

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2012 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2012	235
Restricted stock units vested	—
Restricted stock units forfeited	—
Restricted stock units ouststanding at June 30, 2012	235

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Cost of revenues	$10	$11
Selling, general and administrative expense	57	74
Loss from discontinued operation, net of tax	—	3
	$67	$88

At June 30, 2012, there was approximately $413,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.             Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock from time to time until August 2012. Under the program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify, terminate or extend the repurchase program at any time without prior notice. From inception of this program through June 30, 2012, we repurchased approximately 882,000 shares of our common stock for approximately $1.2 million at an average price per share of $1.34. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

10.          Business Segment Information

We operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

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

The newly formed iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement.  The BTS performance measurement system leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. During the fiscal year ended March 31, 2012, we began the development of IterisPeMS.  IterisPeMS is a state-of-the-art, real-time data collection, diagnostic, fusion and warehousing software platform used to aggregate and compute performance measures across multiple transportation modes, including travel time, travel time variability, delay and lost throughput. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identity potential areas of improvement. IterisPeMS is also capable of providing users with traffic analytics and easy-to-use visualization and animation features for both historical and predictive traffic conditions.  Costs incurred related to the development of IterisPeMS, which include research and development expense as well as sales and marketing expenditures are included in the iPerform Segment.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2012 and 2011:

	Roadway Sensors	Transportation Systems	iPerform	Total

Three months Ended June 30, 2012
Total revenues	$7,184	$8,330	$790	$16,304
Segment operating income (loss)	1,392	839	(34)	2,197

Three months Ended June 30, 2011
Total revenues	$6,895	$6,997	$—	$13,892
Segment operating income	1,540	610	—	2,150

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Segment operating income:
Total income from reportable segments	$2,197	$2,150
Unallocated amounts:
Corporate and other expenses	(1,467)	(1,735)
Amortization of intangible assets	(161)	(100)
Change in fair value of contingent consideration	334	(17)
Other income, net	5	3
Interest expense, net	(5)	(29)
Income from continuing operations before income taxes	$903	$272

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

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of BTS, a privately-held company based in Berkeley, California which specializes in transportation performance measurement. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash. Additionally, we are scheduled to pay up to a total of $1.5 million within 36 months after the acquisition date pursuant to holdback, deferred payment and earn-out provisions.

In January 2011, we acquired all of the capital stock of MET for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision. In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement.  In June 2012, we determined the contingencies related to the $250,000 holdback were not met and the entire amount was reversed into operating income. Additionally, no amounts were earned by the MET shareholders related to the first year earn-out provision.

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

Business Segments. Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

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

iPerform

The newly formed iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement.  The BTS performance measurement system leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. During the fiscal year ended March 31, 2012, we began the development of IterisPeMS.  IterisPeMS is a state-of-the-art, real-time data collection, diagnostic, fusion and warehousing software platform used to aggregate and compute performance measures across multiple transportation modes, including travel time, travel time variability, delay and lost throughput. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identity potential areas of improvement. IterisPeMS is also capable of providing users with traffic analytics and easy-to-use visualization and animation features for both historical and predictive traffic conditions.  Costs incurred related to the development of IterisPeMS, which include research and development expense as well as sales and marketing expenditures are included in the iPerform Segment.

Business. Given the current ongoing uncertainties regarding domestic and global economic conditions, we continue to remain cautious about our overall business. We believe the overall ongoing unfavorable economic environment has negatively affected, and may continue to negatively affect, our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are governmental entities, we have been, and may continue to be, negatively affected by the budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue. We expect the recently passed federal highway bill, which provides for an estimated $105 billion in federal funding for highway, transit, safety, and related transportation programs through the end of September 2014, to make funds more readily available for transportation infrastructure, traffic management and performance measurement projects. We believe that the new bill enables and encourages government agencies to include ITS technologies in these types of projects to a greater degree than in previous legislation. In addition, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for Fiscal 2012. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for Fiscal 2012.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2012	2011

Total revenues	100.0%	100.0%
Cost of revenues	61.6	57.8
Gross profit	38.4%	42.2%
Operating expenses:
Selling, general and administrative	30.1	33.8
Research and development	3.9	5.4
Amortization of intangible assets	1.0	0.7
Change in fair value of contingent consideration	(2.0)	0.1
Total operating expenses	32.9	40.1
Operating income	5.5	2.1
Non-operating income (expense):
Other income, net	0.0	0.0
Interest expense, net	(0.0)	(0.2)
Income from continuing operations before income taxes	5.5	2.0
Provision for income taxes	(1.9)	(0.8)
Income from continuing operations	3.6	1.1
Gain on sale of discontinued operation, net of tax	0.5	—
Loss from discontinued operation, net of tax	—	(0.4)
Net income	4.1%	0.7%

Analysis of Quarterly Results of Operations

Total revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,			%
	2012	2011	Increase	Change
	(In thousands, except percentages)
Total revenues	$16,304	$13,892	2,412	17.4%

We have historically had a diverse customer base. For the three months ended June 30, 2012, one individual customer represented approximately 18% of our total revenues and no other individual customer represented greater than 10% of our total revenues.  For the three months ended June 30, 2011, no individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended June 30, 2012 increased approximately 17% to $16.3 million, compared to $13.9 million in the corresponding period in the prior year due primarily to an increase of approximately 19% in Transportation Systems revenues and an increase of approximately 4% in Roadway Sensors revenues. Approximately 5% of the increase in total revenues was attributable to the acquisition of BTS in November 2011.

Revenues from our Transportation Systems segment are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Transportation Systems revenues for the three months ended June 30, 2012 increased compared to the corresponding period in the prior year due in part to several significant project wins in the last two quarters. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as upon government funding initiatives in the markets we serve.

Roadway Sensors revenues increased approximately 4% compared to the prior year period mainly as a result of increased sales in states where our products are sold direct. Roadway Sensors overall revenue growth was impacted as a result of certain international sales in the corresponding prior year period which did not reoccur in the current quarter. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems. We also plan to focus on international distribution channel expansion and expect to continue to refine products that address this market, namely our Abacus and Pico products.

Approximately 5% of the overall increase in total revenues, or $790,000, was attributable the iPerform segment and were a direct result of the BTS acquisition in November 2011. Going forward, we plan to continue investing in this segment particularly in research, development, sales and marketing of the IterisPeMS performance measure solution which we expect will launch in the second fiscal quarter of 2013.

We expect the recently passed federal highway bill will enable and encourage government agencies to include ITS technologies in transportation infrastructure, traffic management and performance measurement projects, and as a result, expect these types of expenditures to benefit all three of our operating segments.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,			%
	2012	2011	Increase	Change
	(In thousands, except percentages)
Gross profit	$6,264	$5,869	$395	6.7%
Gross profit as a % of total revenues	38.4%	42.2%

Our gross profit as a percentage of total revenues decreased for the three months ended June 30, 2012 as compared to the corresponding period in the prior year primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment represented approximately 44% of our total revenues for the three months ended June 30, 2012, as compared to 50% for the corresponding prior year period. Roadway Sensors revenues generally carry higher margins than Transportation Systems and iPerform revenues. The decrease, to a lesser extent, was as a result of a shift in the overall mix of Transportation Systems revenues, which in the current quarter contained a significant proportion of lower-margin sub-consulting content, as well as lower Roadway Sensors gross margins mainly as a result of certain positive adjustments to warranty and inventory reserves in the corresponding prior year period which did not occur in the current quarter.

Roadway Sensors gross margin can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize the majority of our Transportation Systems revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which will cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,127	19.2%	$3,265	23.5%	$(138)	(4.2)%
Facilities, insurance and supplies	557	3.4	456	3.3	101	22.1
Travel and conferences	454	2.8	401	2.9	53	13.2
Professional and outside services	598	3.7	571	4.1	27	4.7
Other	165	1.0	8	0.1	157	1,962.5
Selling, general and administrative	$4,901	30.1%	$4,701	33.8%	$200	4.3

The overall increase in selling, general and administrative expense for the three months ended June 30, 2012, as compared to the corresponding period in the prior year, was primarily due to expanded investment in sales and marketing primary in the Roadway Sensors segment as a result of; (i) additional advertising, (ii) demo equipment deliveries and, (iii) sales commissions paid on higher sales in direct states.  The three month period ending June 30, 2012 also included the operations of BTS. Additionally, in the three month period ending June 30, 2011, we realized approximately $80,000 in reversals of previously recorded bad debt expense.  These increases were partially offset by a shift in mix by Transportation Systems associates to a higher degree of job chargeable activities which reduced our overall salary and personal related expense compared to the prior year period.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$343	2.1%	$531	3.8%	$(188)	(35.4)%
Facilities, development and supplies	270	1.7	171	1.2	99	57.9
Other	20	0.1	51	0.4	(31)	(60.8)
Research and development	$633	3.9%	$753	5.4%	$(120)	(15.9)

Research and development expense for the three months ended June 30, 2012, decreased when compared to the corresponding period in the prior year primarily due to; (i) a shift in product engineering resources to sustaining engineering activities which costs, including related overhead, are included in cost of sales and (ii) certain expenditures related to software development in the iPeform segment that in the current period have been capitalized to the balance sheet. These reductions were partially off-set by an increase in facilities, development and supplies expense.

Fair Value of Contingent Acquisition Consideration.  During the three months ended June 30, 2012, we recorded net decreases of $334,000 to the liability for the estimated fair value of the contingent consideration related to our acquisitions of MET and BTS. The decreases resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments. In future periods, the estimated fair value of this liability may increase or decrease as we reevaluate our estimates based on the relevant facts and circumstances and the related financial performance attributable to MET and BTS.

Income Taxes.  The following table presents our provision for income taxes for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,			%
	2012	2011	Increase	Change
	(In thousands, except percentages)
Provision for income taxes	$(314)	$(117)	$(197)	168%
Effective tax rate	34.7%	43.4%

Our effective tax rate for the three months ended June 30, 2012 was lower than the same prior year period due primarily to the impact of non-taxable changes in the estimated fair value of certain contingent consideration, the benefit of certain state tax credits recognized in the current period, and a reduced level of certain non-deductible expenses.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded any valuation allowance against our deferred tax assets as of June 30, 2012 and March 31, 2012.

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

At June 30, 2012, we had $28.6 million in working capital, which included no borrowings on our $12.0 million line of credit and $18.5 million in cash and cash equivalents. This compares to working capital of $28.4 million at March 31, 2012, which included no borrowings on our line of credit and $18.7 million in cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$963	$391
Investing activities	(167)	(202)
Financing activities	(951)	(567)

Operating Activities.  Cash provided by our operations for the three months ended June 30, 2012 was primarily the result of our net income of approximately $676,000, along with approximately $810,000 in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was partially offset by approximately $334,000 in non-cash income due to the change in fair value of contingent consideration related to the MET and BTS acquisitions and approximately $189,000 used in working capital.

Investing Activities.  Cash used in our investing activities during the three months ended June 30, 2012 consisted of approximately $113,000 for purchases of property and equipment and approximately $54,000 used for the development of software.

Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2012 was primarily the result of (i) $634,000 in payments on our long-term debt and (ii) $442,000 in cash used to repurchase shares of our common stock.  This was partially offset by proceeds of $125,000 from stock options exercises.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust, which provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million term note (discussed below). In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2012) up to the current stated prime rate plus 0.50%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2012, no amounts were outstanding under the revolving line of credit portion of the facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants, as described further below.

As of June 30, 2012, all principal and interest payments under this term note were paid in full. The term note contained no early termination fees and, along with the revolving line of credit under the same credit agreement, was secured by substantially all of our assets.

In connection with our credit facility with the Bank, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all such financial covenants, we cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances, when applicable, and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at June 30, 2012.

Seasonality

We have historically experienced, and expect to continue to experience seasonality, particularly with respect to our Roadway Sensors revenues in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions. We have also recently experienced, and expect to continue to experience seasonality with respect to revenues from our MDSS and related weather forecasting services within our Transportation Systems segment, due to the decrease in revenues generated for such services during the spring and summer time periods when weather conditions are generally better.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is limited to our line of credit, which bears interest equal to the prevailing prime rate plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit would have a material impact on our financial position, operating results or cash flows.

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

Changes in Internal Controls

During the fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For additional discussion of risks associated with legal proceedings, see “Risk Factors” below.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. In addition, the decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on revenues. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. projects   Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance. Despite the recently passed new Federal Highway Bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government as a result of  delays in the expenditures from the new federal highway bill, as well as delays or reductions in other state and local funding dedicated for transportation and ITS projects;

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

Governmental budgets and plans are subject to change without warning. Certain risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments or agendas, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, and the current constraints on government budgets at the federal, state and local level, could cause our revenues and income to drop substantially or to fluctuate significantly between fiscal periods.

In addition, a number of our government contracts are fixed price contracts. As a result, we may not be able to recover any cost overruns we may incur. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. Such additional costs would adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our revenues in any given period. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

California state budgetary constraints may have a material adverse impact on us. The state of California has experienced, and is continuing to experience, a significant budget shortfall and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our Roadway Sensors and Transportation Systems segments. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, transportation projects have had and may continue to have a negative impact on our revenues and our income.

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

The markets in which we operate are highly competitive and have many more established competitors, which could adversely affect our revenues or the market acceptance of our products. We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations and many smaller regional engineering firms.

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

The market for iPeform is nascent, however, we expect to compete with existing companies that are already providing consulting and traffic analytics services to public agencies as well as certain companies performing real-time traffic collection data activities that we believe are attempting to provide related traffic analytics to pubic agencies.  We cannot assure you that our iPeform solutions, including IterisPeMS, will be broadly accepted by the market and that competitors software and analytics solutions will not take and/or gain market. As such, increased competition in this area could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm this segment and our overall business.

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

We may be unable to attract and retain key personnel, which could seriously harm our business. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. In particular, the future success of our Transportation Systems and iPerform segments will depend on our ability to hire additional qualified engineers, planners, software developers and technical personnel. Competition for qualified employees, particularly development engineers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

We may be subject to traffic related litigation. The traffic industry in general is subject to litigation claims due to the nature of personal injuries that result from traffic accidents.  As a provider of traffic engineering services, products and solutions, we are, and could in the future continue to be, from time to time, subject to litigation for traffic related accidents, even if our products or services had nothing to do with the particular accident.  While we generally carry insurance against these types of claims, such claims may not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits.  In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could harm our business, financial condition or cash flows.   Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention.

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

Our use of the percentage of completion method of accounting for our Transportation Systems revenues could result in a reduction or reversal of previously recorded revenues and profits. A significant portion of Transportation Systems revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

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

If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products, including the IterisPeMS software or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

Additionally, we cannot assure you that our customer base will broadly accept any of our new products, product enhancements or software related offerings such as IterisPeMS.

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales, revenues and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all of our segments, but cannot assure you that we will be successful in those efforts. International operations subject us to various inherent risks including, among others:

•                                          currency fluctuations and restrictions;

•                                          political, social and economic instability, as well as international conflicts and acts of terrorism;

•                                          inability to satisfy bonding requirements for certain international projects;

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

Any of the factors mentioned above may adversely affect our future international revenues and, consequently, affect our business, financial condition and operating results. Additionally, as we pursue the expansion of our international business, certain fixed and other overhead costs could outpace our revenues, thus adversely affecting our results of operations. We may likewise face local competitors in certain international markets who are more established, have greater economies of scale and stronger customer relationships. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. As a smaller reporting company, for our fiscal year ended March 31, 2012, we were exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

•                                          our ability to access stimulus funding, funding from the new Federal Highway Bill or other funding;

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

We experienced declining or flat revenues in recent years. If we fail to manage such declined effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and future declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since April 2008, our common stock has traded at prices as low as $0.90 per share and as high as $3.11 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2011, our Board of Directors approved a stock repurchase program. Under the program, we may acquire up to $3 million of our outstanding common stock from time to time until August 2012. Purchases may be made in the open market (including pursuant to Rule 10b5-1 trading plans), in privately negotiated transactions or in block purchases, depending on market conditions, share price and other factors. The table below details our common stock repurchases for the three months ended June 30, 2012. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2012	111,762	$1.47	111,762
May 1-31, 2012	119,472	1.40	119,472
June 1-30, 2012	77,042	1.34	77,042
Total	308,276	$1.41	308,276	$1,797,911

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 8, 2012, Iteris, Inc. (the “Company”) and Computershare Trust Company, N.A. entered into Amendment No. 1 to the Rights Agreement (the “Amendment”), pursuant to which the Rights Agreement dated August 20, 2009 (the “Agreement”) was amended to provide an exception so that certain distributions or transfers without consideration of the Company’s common stock (the “Common Stock”) will not be construed as triggering events under the Agreement.  Pursuant to the Amendment, the definition of “Acquiring Person” was revised to provide that a person who receives a distribution (without the payment of any additional consideration) of shares of Common Stock from a fund or other investment entity or trust that has held the shares for at least one year, or a distribution of shares of Common Stock pursuant to a will or the laws of intestacy, will not be deemed to be an “Acquiring Person” and thus trigger certain events under the Agreement, provided that in each case (i) such person (x) was, prior to such distribution, the beneficial owner of at least 13% of the Common Stock then outstanding and had previously reported such ownership on Schedule 13G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (y) was not required to report, prior to the distribution, the beneficial ownership of the shares so distributed on Schedule 13G or 13D under the Exchange Act, and (ii) such person’s beneficial ownership of the Common Stock after such distribution is less than 17.5% of the Common Stock outstanding after such distribution.  The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is attached to this report as an exhibit and is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
4.1	Amendment No. 1 To Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

#                           Pursuant to Rule 406T of Regulation S-T, these interactive data files( i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2012	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located
4.1	Amendment No. 1 To Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

#                           Pursuant to Rule 406T of Regulation S-T, these interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.