Form 10-Q
period 2012-09-30
ITERIS, INC.
filed 2012-10-31
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 24, 2012, there were 33,603,396 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2012

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiaries.

Iteris®, Vantage®, Abacus®, VantageView™, VersiCam™, Pico™, RZ-4™, Vantage Vector™, iPerform™ and IterisPeMS™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	March 31,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,974	$18,701
Trade accounts receivable, net of allowance for doubtful accounts of $396 and $379 at September 30, 2012 and March 31, 2012, respectively	8,536	11,081
Costs in excess of billings on uncompleted contracts	6,160	5,360
Inventories	2,117	2,454
Deferred income taxes	2,569	2,904
Prepaid expenses and other current assets	963	425
Total current assets	40,319	40,925
Property and equipment, net	1,873	1,948
Deferred income taxes	6,468	6,761
Intangible assets, net	2,383	2,578
Goodwill	17,318	17,318
Other assets	208	210
Total assets	$68,569	$69,740

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,325	$4,044
Accrued payroll and related expenses	3,025	3,398
Accrued liabilities	2,523	2,942
Billings in excess of costs and estimated earnings on uncompleted contracts	2,039	1,542
Current portion of long-term debt	—	634
Total current liabilities	10,912	12,560
Deferred rent	512	700
Unrecognized tax benefits	326	351
Other non-current liabilities	539	657
Total liabilities	12,289	14,268
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2012 and March 31, 2012
Issued and outstanding shares - 33,603 at September 30, 2012 and 33,909 at March 31, 2012	3,360	3,391
Additional paid-in capital	137,258	137,645
Accumulated deficit	(84,338)	(85,564)
Total stockholders’ equity	56,280	55,472
Total liabilities and stockholders’ equity	$68,569	$69,740

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total revenues	$15,504	$14,393	$31,808	$28,285
Cost of revenues	9,433	8,388	19,473	16,411
Gross profit	6,071	6,005	12,335	11,874
Operating expenses:
Selling, general and administrative	4,226	4,429	9,127	9,130
Research and development	834	855	1,467	1,608
Amortization of intangible assets	161	102	322	202
Change in fair value of contingent consideration	13	(375)	(321)	(358)
Total operating expenses	5,234	5,011	10,595	10,582
Operating income	837	994	1,740	1,292
Non-operating income (expense):
Other income, net	3	(2)	8	1
Interest expense, net	(9)	(22)	(14)	(51)
Income from continuing operations before income taxes	831	970	1,734	1,242
Provision for income taxes	(281)	(862)	(595)	(978)
Income from continuing operations	550	108	1,139	264
Gain on sale of discontinued operations, net of tax	—	1,115	87	1,115
Income from discontinued operations, net of tax	—	87	—	28
Net income	$550	$1,310	$1,226	$1,407

Income per share from continuing operations - basic and diluted	$0.02	$0.00	$0.03	$0.01
Gain per share from sale of discontinued operations - basic and diluted	$0.00	$0.03	$0.00	$0.03
Income per share from discontinued operations - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net income per share - basic and diluted	$0.02	$0.04	$0.04	$0.04

Shares used in basic per share calculations	33,631	34,428	33,720	34,396
Shares used in diluted per share calculations	33,772	34,500	33,817	34,530

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2012	2011

Cash flows from operating activities
Net income	$1,226	$1,407
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	628	345
Depreciation of property and equipment	463	496
Stock-based compensation	143	175
Amortization of intangible assets	322	207
Change in fair value of contingent consideration	(321)	(358)
Gain on sale of discontinued operations, net of tax	(87)	(1,115)
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	2,545	(470)
Net costs and estimated earnings in excess of billings	(303)	(355)
Inventories	337	467
Prepaid expenses and other assets	(451)	(293)
Accounts payable and accrued expenses	(1,519)	497
Net cash provided by operating activities	2,983	1,003

Cash flows from investing activities
Purchases of property and equipment	(388)	(173)
Capitalized software	(127)	—
Cash paid for business combination	—	(137)
Net proceeds from sale of business segment	—	11,446
Net cash (used in) provided by investing activities	(515)	11,136

Cash flows from financing activities
Payments on long-term debt	(634)	(915)
Deferred payment for prior business combination	—	(112)
Repurchases of common stock	(684)	(150)
Proceeds from stock option exercises	123	63
Net cash used in financing activities	(1,195)	(1,114)
Increase in cash and cash equivalents	1,273	11,025
Cash and cash equivalents at beginning of period	18,701	11,818
Cash and cash equivalents at end of period	$19,974	$22,843

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements fairly present the consolidated financial position of Iteris as of September 30, 2012, the consolidated results of operations for the three and six months ended September 30, 2012 and 2011 and the consolidated cash flows for the six months ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was filed with the SEC on June 11, 2012.

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

Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions, and therefore are believed to have minimal credit risk.

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

Allowance for Doubtful Accounts

The collectability of our accounts receivable is evaluated through review of invoices outstanding greater than a certain period of time and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. We also maintain an allowance for doubtful accounts based on our historical collections experience. When we determine that collection is not likely, we write-off accounts receivable against the allowance for doubtful accounts.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the tax basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are reversed in the first subsequent financial reporting period in which that threshold is no longer met.

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

Warranty

We generally provide a one to three year warranty from the original invoice date on our products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited consolidated balance sheets.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance under GAAP. Additionally, among other disclosures, this ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We will be required to adopt the amendments prescribed by ASU 2011-04 for our fiscal year ending March 31, 2013 (“Fiscal 2013”). We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement. The amendments prescribed by ASU 2011-05 are now effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption was permitted, and we chose to adopt ASU 2011-05 in Fiscal 2013, which has not resulted in a material impact on our consolidated financial statements.

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

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2012	2012
	(In thousands)
Materials and supplies	$1,267	$1,513
Work in process	151	98
Finished goods	699	843
	$2,117	$2,454

Intangible Assets

The following table presents details of our intangible assets:

	September 30, 2012		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,056)	$1,856	$(935)
Customer contracts / relationships	750	(184)	750	(122)
Other	1,110	(357)	1,110	(219)
Capitalized software development costs	264	—	138	—
Total	$3,980	$(1,597)	$3,854	$(1,276)

We do not have any intangible assets with indefinite useful lives. As of September 30, 2012, future estimated amortization expense is as follows:

Year Ending March 31:
(In thousands)
Remainder of 2013	$322
2014	715
2015	519
2016	448
2017	282
Thereafter	97
$2,383

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$231	$279
(Reduction) addition charged to cost of sales	(7)	79
Warranty claims	(67)	(74)
Balance at end of period	$157	$284

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted income per share from continuing operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Denominator:
Weighted average common shares used in basic computation	33,631	34,428	33,720	34,396
Dilutive stock options	62	72	31	122
Dilutive restricted stock units	78	—	65	12
Dilutive warrants	1	—	1	—
Weighted average common shares used in diluted computation	33,772	34,500	33,817	34,530

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Stock options	795	2,153	1,367	2,162
Warrants	—	15	8	15

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Under the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, less a $2 million holdback and subject to adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the accompanying unaudited consolidated statements of operations for all periods presented. For the three and six months ended September 30, 2012, we recorded a gain on sale of discontinued operations of approximately $0 and $87,000, respectively, net of tax, for royalty-related earn-outs in the accompanying unaudited consolidated statements of operations.

On October 23, 2012, we received approximately $1.7 million in cash, which reflects the release of a holdback pursuant to the Agreement.  This amount will be recorded as a gain on sale of discontinued operations, net of applicable tax, in the third fiscal quarter ending December 31, 2012.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the six months ended September 30, 2012 (in thousands):

Balance at March 31, 2012	$2,204
Change in fair value included in net income	(321)
Balance at September 30, 2012	$1,883

The change in the estimated fair value of this liability during the current fiscal quarter resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

The current portion of the liability at September 30, 2012 and March 31, 2012 was $1.3 million and $1.6 million, respectively, and was included within accrued liabilities in the accompanying unaudited consolidated balance sheets. The change in the estimated fair value of the liability for the three and six months ended September 30, 2012 and 2011 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2012 or March 31, 2012.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and six months ended September 30, 2012 and 2011.

5.                                      Credit Facility

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note.  As of June 30, 2012, all principal and interest payments under the term note were paid in full. The term note contained no early termination fees and, along with the revolving line of credit under the same credit agreement, was secured by substantially all of our assets.

In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2012) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2012, no amounts were borrowed under the revolving line of credit portion of the credit facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Provision for income taxes	$(281)	$(862)	$(595)	$(978)
Effective tax rate	33.9%	88.9%	34.3%	78.7%

Our effective tax rates in the three and six months ended September 30, 2012 were favorably impacted, in part, by non-taxable changes in the estimated fair value of certain contingent consideration and the benefit of certain state tax credits recognized in the respective periods. Our effective tax rates in the three and six months ended September 30, 2011 were unfavorably impacted by a valuation allowance of $734,000 against certain of our state net operating losses, which resulted in additional income tax expense, net of federal benefit, of $484,000 for the three and six months ended September 30, 2011. As of March 31, 2012, we had no valuation allowances recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2012 and March 31, 2012.

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

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of September 30, 2012, approximately $259,000 of the original principal balance is outstanding and payable to Iteris, all of which remains fully reserved.

8.                                      Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At September 30, 2012, there were approximately 865,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the three and six months ended September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2012	2,493	$1.64
Granted	220	1.53
Exercised	(114)	1.31
Forfeited	(20)	1.10
Expired	(710)	1.44
Options outstanding at September 30, 2012	1,869	$1.72

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2012 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2012	235
Restricted stock units granted	80
Restricted stock units vested	(68)
Restricted stock units forfeited	(10)
Restricted stock units ouststanding at September 30, 2012	238

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Cost of revenues	$12	$11	$22	$22
Selling, general and administrative expense	64	74	121	147
Gain from sale of discontinued operations, net of tax	—	2	—	6
	$76	$87	$143	$175

At September 30, 2012, there was approximately $607,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors terminated the initial program and approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the program in August 2011 through September 30, 2012, we repurchased approximately 1,045,000 shares of our common stock for approximately $1.4 million at an average price per share of $1.36.

For the three and six month periods ended September 30, 2012, we repurchased approximately 163,000 and 471,000 shares of our common stock, respectively. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of September 30, 2012.

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

The newly formed iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement.  The BTS performance measurement system leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. During the Fiscal 2012, we began the development of IterisPeMS.  IterisPeMS is a state-of-the-art, real-time data collection, diagnostic, fusion and warehousing software platform used to aggregate and compute performance measures across multiple transportation modes, including travel time, travel time variability, delay and lost throughput. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identity potential areas of improvement. IterisPeMS is also capable of providing users with traffic analytics and easy-to-use visualization and animation features for both historical and predictive traffic conditions.  Costs incurred related to the development of IterisPeMS, which include research and development expense as well as sales and marketing expenditures are included in the iPerform segment.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Roadway Sensors	Transportation Systems	iPerform	Total

Three Months Ended September 30, 2012
Total revenues	$7,220	$7,484	$800	$15,504
Segment operating income (loss)	1,593	739	(101)	2,231

Three Months Ended September 30, 2011
Total revenues	$7,741	$6,652	$—	$14,393
Segment operating income	1,707	478	—	2,185

Six Months Ended September 30, 2012
Total revenues	$14,404	$15,814	$1,590	$31,808
Segment operating income (loss)	2,985	1,578	(135)	4,428

Six Months Ended September 30, 2011
Total revenues	$14,636	$13,649	$—	$28,285
Segment operating income	3,247	1,088	—	4,335

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Segment operating income:
Total income from reportable segments	$2,231	$2,185	$4,428	$4,335
Unallocated amounts:
Corporate and other expenses	(1,220)	(1,464)	(2,687)	(3,199)
Amortization of intangible assets	(161)	(102)	(322)	(202)
Change in fair value of contingent consideration	(13)	375	321	358
Other income (expense), net	3	(2)	8	1
Interest expense, net	(9)	(22)	(14)	(51)
Income from continuing operations before income taxes	$831	$970	$1,734	$1,242

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, competition, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In January 2011, we acquired all of the capital stock of MET for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition, as well as up to an additional $2 million under a 24-month earn-out provision. In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement.  In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback will be released, and the entire amount was reversed into operating income. Additionally, no amounts were earned by the MET shareholders related to the first year earn-out provision.

In April 2009, we completed the acquisition of certain assets of Hamilton Signal, Inc., which included the Abacus system, for an aggregate purchase price of approximately $518,000 in cash.

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, less a $2 million holdback and subject to adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment. On October 23, 2012, we received approximately $1.7 million in cash, which reflects the release of a holdback pursuant to the Asset Purchase Agreement. No further amounts will be payable to us in connection with this holdback.

Business Segments. Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform. Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements, included in Part 1, Item 1 of this report for a discussion of business segments.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectibility of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in Note 1 of Notes to Unaudited Consolidated Financial Statements and in our Annual Report on Form 10-K for Fiscal 2012. There have been no significant changes in our critical accounting policies and estimates during the three and six months ended September 30, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for Fiscal 2012.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.8	58.3	61.2	58.0
Gross profit	39.2%	41.7%	38.8%	42.0%
Operating expenses:
Selling, general and administrative	27.3	30.8	28.7	32.3
Research and development	5.4	5.9	4.6	5.7
Amortization of intangible assets	1.0	0.7	1.0	0.7
Change in fair value of contingent consideration	0.1	(2.6)	(1.0)	(1.3)
Total operating expenses	33.8	34.8	33.3	37.4
Operating income	5.4	6.9	5.5	4.6
Non-operating income (expense):
Other income, net	0.0	(0.0)	0.0	0.0
Interest expense, net	(0.1)	(0.2)	(0.0)	(0.2)
Income from continuing operations before income taxes	5.4	6.7	5.5	4.4
Provision for income taxes	(1.8)	(6.0)	(1.9)	(3.5)
Income from continuing operations	3.5	0.8	3.6	0.9
Gain on sale of discontinued operations, net of tax	—	7.7	0.3	3.9
Income from discontinued operations, net of tax	—	0.6	—	0.1
Net income	3.5%	9.1%	3.9%	5.0%

Analysis of Quarterly Results of Operations

Total revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,			%
	2012	2011	Increase	Change
	(In thousands, except percentages)
Total revenues	$15,504	$14,393	1,111	7.7%

	Six Months Ended
	September 30,			%
	2012	2011	Increase	Change
	(in thousands, except percentages)
Total revenues	$31,808	$28,285	3,523	12.5%

We have historically had a diverse customer base. For the three and six months ended September 30, 2012, one individual customer represented approximately 10% and 14% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues. For the three and six months ended September 30, 2011, no individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended September 30, 2012 increased approximately 8% to $15.5 million, compared to $14.4 million in the corresponding period in the prior year due primarily to an increase of approximately 13% in Transportation Systems revenues, which was partially offset by an approximate 7% decrease in Roadway Sensors revenues. Approximately 5% of the increase in total revenues was attributable to the acquisition of BTS in November 2011.

Total revenues for the six months ended September 30, 2012 increased approximately 13% to $31.8 million, compared to $28.3 million in the corresponding period in the prior year due primarily to an increase of approximately 16% in Transportation Systems revenues, which was partially offset by an approximate 2% decrease in Roadway Sensors revenues. Approximately 6% of the increase in total revenues was attributable to the acquisition of BTS in November 2011.

Revenues from our Transportation Systems segment are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Transportation Systems revenues for the three and six months ended September 30, 2012 increased compared to the corresponding period in the prior year due in part to several significant project wins in the last two fiscal quarters. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as upon government funding initiatives in the markets we serve.

Roadway Sensors revenues for the three and six months ended September 30, 2012 decreased compared to the prior year periods, mainly as a result of a decrease in federal stimulus funded projects and to a lesser extent the discontinuation of redevelopment agencies in California. These programs had a positive impact on Roadway Sensors revenues in the prior year periods. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor. We also plan to focus on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus and Pico products.

Approximately 5% of the overall increase in total revenues for the three months ended September 30, 2012 and approximately 6% of the overall increase in total revenues for the six months ended September 30. 2012, or $1.6 million, was attributable the iPerform segment and was a direct result of the BTS acquisition in November 2011. Going forward, we plan to continue investing in this segment particularly in research, development, sales and marketing of the IterisPeMS performance measure solution, which we expect will launch in the first quarter of fiscal year 2014.

We expect the recently passed federal highway bill will enable and encourage government agencies to include ITS technologies in transportation infrastructure, traffic management and performance measurement projects, and as a result, expect these types of expenditures to benefit all three of our operating segments. For example, we have been selected to provide on-call task-order based services that the Federal Highway Administration (FHWA) will release under two contracts for a period of up to five years and will have opportunities to compete, with a small group of other selected providers, on each task order as they are released. These contracts are valued at up to $67.6 million and $12.6 million, respectively and are funded through the recently passed federal highway bill.

Gross Profit.  The following table presents details of our gross profit for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,			%
	2012	2011	Increase	Change
	(In thousands, except percentages)
Gross profit	$6,071	$6,005	$66	1.1%
Gross profit as a % of total revenues	39.2%	41.7%

	Six Months Ended
	September 30,			%
	2012	2011	Increase	Change
	(in thousands, except percentages)
Gross profit	$12,335	$11,874	$461	3.9%
Gross profit as a % of total revenues	38.8%	42.0%

Our gross profit as a percentage of total revenues decreased for the three and six months ended September 30, 2012 as compared to the corresponding periods in the prior year primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment decreased to approximately 47% and 45% of our total revenues for the three and six months ended September 30, 2012, respectively, as compared to 54% and 52% for the corresponding prior year periods. Roadway Sensors revenues generally carry higher margins than Transportation Systems and iPerform revenues; therefore a shift in the sales mix weighted more or less towards Roadway Sensors revenues can have a positive or negative impact our overall margin. The decrease, to a lesser extent, was also a result of lower overall Roadway Sensors gross margins mainly as a result our sales mix in terms of dealers versus direct sales.

Roadway Sensors gross margin can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize the majority of our Transportation Systems revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which should cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and six months ended September 30, 2012 and 2011

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,840	18.3%	$3,143	21.8%	$(303)	(9.6)%
Facilities, insurance and supplies	633	4.1	466	3.2	167	35.8
Travel and conferences	265	1.7	387	2.7	(122)	(31.5)
Professional and outside services	366	2.4	329	2.3	37	11.2
Other	122	0.8	104	0.7	18	17.3
Selling, general and administrative	$4,226	27.3%	$4,429	30.8%	$(203)	(4.6)

	Six Months Ended		Six Months Ended
	September 30, 2012		September 30, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$6,091	19.1%	$6,408	22.7%	$(317)	(4.9)%
Facilities, insurance and supplies	1,283	4.0	922	3.3	361	39.2
Travel and conferences	636	2.0	788	2.8	(152)	(19.3)
Professional and outside services	861	2.7	900	3.2	(39)	(4.3)
Other	256	0.8	112	0.4	144	128.6
Selling, general and administrative	$9,127	28.7%	$9,130	32.3%	$(3)	(0.0)

The overall decrease in selling, general and administrative expense for the three and six months ended September 30, 2012, as compared to the corresponding periods in the prior year, was due to a shift in mix by Transportation Systems associates to a higher degree of job chargeable activities, which reduced our overall salary and personnel related expense compared to the prior year periods.  The overall decrease was also due to a reduction in travel and conference related expenses, offset by an increase in facilities, insurance and other supplies expense.  The three and six month periods ended September 30, 2012 also included higher operating expenses related to the operations of BTS, which was acquired in November 2011.

Research and Development Expense.  The following table presents research and development expense for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$489	3.2%	$591	4.1%	$(102)	(17.3)%
Facilities, development and supplies	301	1.9	199	1.4	102	51.3
Other	44	0.3	65	0.5	(21)	(32.3)
Research and development	$834	5.4%	$855	5.9%	$(21)	(2.5)

	Six Months Ended		Six Months Ended
	September 30, 2012		September 30, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$776	2.4%	$1,122	4.0%	$(346)	(30.8)%
Facilities, development and supplies	600	1.9	370	1.3	230	62.2
Other	91	0.3	116	0.4	(25)	(21.6)
Research and development	$1,467	4.6%	$1,608	5.7%	$(141)	(8.8)

Research and development expense for the three and six months ended September 30, 2012, decreased when compared to the corresponding periods in the prior year primarily due to certain expenditures related to software development in the iPeform segment that in the current year periods have been capitalized to the balance sheet as well as certain reductions to Roadway Sensors salary and personnel-related expenditures. These reductions were partially offset by an increase in facilities, development and supplies expense.

Fair Value of Contingent Acquisition Consideration.  During the three and six months ended September 30, 2012, we recorded a net decrease of $334,000 and a net increase of $13,000, respectively, to the liability for the estimated fair value of the contingent consideration related to our acquisitions of MET and BTS. These adjustments resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments. In future periods, the estimated fair value of this liability may increase or decrease as we reevaluate our estimates based on the relevant facts and circumstances and the related financial performance attributable to MET and BTS.

Income Taxes.  The following tables present our provision for income taxes for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,			%
	2012	2011	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$281	$862	$(581)	(67)%
Effective tax rate	33.9%	88.9%

	Six Months Ended
	September 30,			%
	2012	2011	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$595	$978	$(383)	(39)%
Effective tax rate	34.3%	78.7%

Our effective tax rates in the three and six months ended September 30, 2012 were lower than those for the corresponding periods in the prior year due primarily to the impact in the prior year of recording a valuation allowance of $734,000 against certain of our state net operating losses, which resulted in additional income tax expense, net of federal benefit, of $484,000 for the three and six months ended September 30, 2011. As of March 31, 2012, we did not have any valuation allowance recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

At September 30, 2012, we had $29.4 million in working capital, which included $20.0 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $28.4 million at March 31, 2012, which included $18.7 million in cash and cash equivalents and reflected no borrowings on our line of credit.

The following table summarizes our cash flows for the six months ended September 30, 2012 and 2011:

	Six Months Ended
	September 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,983	$1,003
Investing activities	(515)	11,136
Financing activities	(1,195)	(1,114)

Operating Activities.  Cash provided by our operations for the six months ended September 30, 2012 was primarily the result of our net income of approximately $1.2 million and approximately $2.5 million decrease in our accounts receivable from improved collections, along with approximately $1.6 million in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was partially offset by approximately $1.9 million used in working capital and approximately $321,000 in non-cash income due to the change in fair value of contingent consideration related to the MET and BTS acquisitions.

Investing Activities.  Cash used in our investing activities during the six months ended September 30, 2012 consisted of approximately $388,000 for purchases of property and equipment and approximately $127,000 used for the development of software.

Financing Activities.  Net cash used in financing activities during the six months ended September 30, 2012 was primarily the result of (i) $634,000 in payments on our long-term debt and (ii) $684,000 in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $123,000 from stock option exercises.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note.  As of June 30, 2012, all principal and interest payments under the term note were paid in full. The term note contained no early termination fees and, along with the revolving line of credit under the same credit agreement, was secured by substantially all of our assets.

In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2012) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2012, no amounts were borrowed under the revolving line of credit portion of the credit facility, and the full $12.0 million was available for borrowing. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

In connection with our credit facility with the CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all such financial covenants, we cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances, when applicable, and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration would have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at September 30, 2012.

Seasonality

We have historically experienced, and expect to continue to experience seasonality, particularly with respect to our Roadway Sensors revenues in the third and fourth fiscal quarters due to a reduction in road construction or repairs during the winter months in many markets as a result of inclement weather conditions. We have also recently experienced, and expect to continue to experience, seasonality with respect to revenues from our MDSS and related weather forecasting services within our Transportation Systems segment, due to the decrease in revenues generated for such services during the spring and summer time periods when weather conditions are generally better.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. In addition, the decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on revenues. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. projects Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance. Despite the recently passed new federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

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

The market for iPeform is nascent; however, we expect to compete with existing companies that are already providing consulting and traffic analytics services to public agencies, as well as certain companies performing real-time traffic collection data activities that we believe are attempting to provide related traffic analytics to pubic agencies.  We cannot assure you that our iPeform solutions, including IterisPeMS, will be broadly accepted by the market and that competitors software and analytics solutions will not take and/or gain market. As such, increased competition in this area could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm this segment and our overall business.

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

We experienced declining or flat revenues in recent years. If we fail to manage such declines effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and future declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors terminated the initial program and approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the program in August 2011 through September 30, 2012, we repurchased approximately 1,045,000 shares of our common stock for approximately $1.4 million at an average price per share of $1.36. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2012	81,191	$1.45	81,191
August 1-31, 2012	73,341	1.50	73,341
September 1-30, 2012	8,161	1.50	8,161
Total	162,693	$1.47	162,693	$2,878,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
4.1	Amendment No. 1 To Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1	Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 3, 2012

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

Dated: October 31, 2012	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located
4.1	Amendment No. 1 To Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1	Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 3, 2012

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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