Form 10-Q
period 2012-12-31
ITERIS, INC.
filed 2013-02-11
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, there were 33,286,041 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2012

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and our wholly-owned subsidiaries.

Iteris®, Vantage®, Abacus®, VersiCam™, Pico™, Vantage Vector™, iPerform™ , SmartCycle™, SmartScan™  and  IterisPeMS™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	March 31,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,714	$18,701
Trade accounts receivable, net of allowance for doubtful accounts of $379 at December 31, 2012 and March 31, 2012	8,458	11,081
Costs in excess of billings on uncompleted contracts	6,903	5,360
Inventories	2,907	2,454
Deferred income taxes	2,904	2,904
Prepaid expenses and other current assets	1,321	425
Total current assets	42,207	40,925
Property and equipment, net	1,734	1,948
Deferred income taxes	5,757	6,761
Intangible assets, net	2,253	2,578
Goodwill	17,318	17,318
Other assets	217	210
Total assets	$69,486	$69,740

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,096	$4,044
Accrued payroll and related expenses	2,792	3,398
Accrued liabilities	2,841	2,942
Billings in excess of costs and estimated earnings on uncompleted contracts	1,802	1,542
Current portion of long-term debt	—	634
Total current liabilities	11,531	12,560
Deferred rent	412	700
Unrecognized tax benefits	339	351
Other non-current liabilities	306	657
Total liabilities	12,588	14,268
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2012 and March 31, 2012
Issued and outstanding shares - 33,286 at December 31, 2012 and 33,909 at March 31, 2012	3,329	3,391
Additional paid-in capital	136,810	137,645
Accumulated deficit	(83,241)	(85,564)
Total stockholders’ equity	56,898	55,472
Total liabilities and stockholders’ equity	$69,486	$69,740

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Total revenues	$13,994	$14,881	$45,802	$43,166
Cost of revenues	8,843	9,417	28,316	25,828
Gross profit	5,151	5,464	17,486	17,338
Operating expenses:
Selling, general and administrative	4,382	4,371	13,509	13,501
Research and development	902	868	2,369	2,476
Amortization of intangible assets	161	141	483	343
Change in fair value of contingent consideration	133	(281)	(188)	(639)
Total operating expenses	5,578	5,099	16,173	15,681
Operating income (loss)	(427)	365	1,313	1,657
Non-operating income (expense):
Other income, net	1	3	9	4
Interest income (expense), net	12	(13)	(2)	(64)
Income (loss) from continuing operations before income taxes	(414)	355	1,320	1,597
Benefit (provision) for income taxes	120	263	(475)	(715)
Income (loss) from continuing operations	(294)	618	845	882
Gain on sale of discontinued operation, net of tax	1,391	129	1,478	1,244
Income from discontinued operation, net of tax	—	—	—	28
Net income	$1,097	$747	$2,323	$2,154

Income (loss) per share from continuing operations - basic and diluted	$(0.01)	$0.02	$0.03	$0.03
Gain per share from sale of discontinued operation - basic and diluted	$0.04	$0.00	$0.04	$0.04
Income per share from discontinued operation - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net income per share - basic and diluted	$0.03	$0.02	$0.07	$0.06
Shares used in basic per share calculations	33,532	34,217	33,657	34,337
Shares used in diluted per share calculations	33,641	34,271	33,759	34,443

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities
Net income	$2,323	$2,154
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets	1,004	231
Depreciation of property and equipment	692	716
Stock-based compensation	220	237
Amortization of intangible assets	483	348
Change in fair value of contingent consideration	(188)	(639)
Gain on sale of discontinued operation, net of tax	(1,478)	(1,244)
Loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	2,623	(355)
Net costs and estimated earnings in excess of billings	(1,283)	(694)
Inventories	(453)	624
Prepaid expenses and other assets	(516)	86
Accounts payable and accrued expenses	(1,118)	379
Net cash provided by operating activities	2,309	1,844

Cash flows from investing activities
Purchases of property and equipment	(478)	(295)
Capitalized software	(158)	—
Cash paid for business combination	—	(977)
Net proceeds from sale of business segment	1,091	11,446
Net cash provided by investing activities	455	10,174

Cash flows from financing activities
Payments on long-term debt	(634)	(1,872)
Deferred payment for prior business combination	—	(112)
Repurchases of common stock	(1,333)	(396)
Proceeds from stock option exercises	216	63
Net cash used in financing activities	(1,751)	(2,317)
Increase in cash and cash equivalents	1,013	9,701
Cash and cash equivalents at beginning of period	18,701	11,818
Cash and cash equivalents at end of period	$19,714	$21,519

Supplemental schedule of non-cash investing and financing activities:
Liabilities incurred for acquisition	$—	$971

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2012

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements fairly present the consolidated financial position of Iteris as of December 31, 2012, the consolidated results of operations for the three and nine months ended December 31, 2012 and 2011 and the consolidated cash flows for the nine months ended December 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of those to be expected for future quarterly periods or the entire fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 11, 2012.

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

Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, the Middle East, Asia and South America. We generally do not require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have generally been within management’s expectations.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we early adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that are intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance under GAAP. Additionally, among other disclosures, this ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We adopted the amendments prescribed by ASU 2011-04 for our fiscal year ending March 31, 2013 (“Fiscal 2013”), which has not resulted in a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement. The amendments prescribed by ASU 2011-05 are now effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted ASU 2011-05 in Fiscal 2013, which has not resulted in a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). With respect to performing their required annual test for goodwill impairment, ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test in accordance with previously existing guidance. Otherwise, a company can skip the two-step test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption was permitted, and we chose to adopt ASU 2011-08 in Fiscal 2012, which did not result in a material impact on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2012	2012
	(In thousands)
Materials and supplies	$1,600	$1,513
Work in process	73	98
Finished goods	1,234	843
	$2,907	$2,454

Intangible Assets

The following table presents details of our intangible assets:

	December 31, 2012		March 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Technology	$1,856	$(1,117)	$1,856	$(935)
Customer contracts / relationships	750	(215)	750	(122)
Trade names and non-compete agreements	1,110	(426)	1,110	(219)
Capitalized software development costs	295	—	138	—
Total	$4,011	$(1,758)	$3,854	$(1,276)

We do not have any intangible assets with indefinite useful lives. As of December 31, 2012, future estimated amortization expense is as follows:

Remainder of 2013	$161
2014	725
2015	530
2016	458
2017	282
Thereafter	97
$2,253

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$231	$279
Addition charged to cost of sales	52	114
Warranty claims	(126)	(110)
Balance at end of period	$157	$283

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted income per share from continuing operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computation	33,532	34,217	33,657	34,337
Dilutive stock options	66	54	43	98
Dilutive restricted stock units	41	—	58	8
Dilutive warrants	2	—	1	—
Weighted average common shares used in diluted per share computation	33,641	34,271	33,759	34,443

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Stock options	733	2,110	1,155	2,144
Warrants	—	15	5	15

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Under the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, less a $2 million holdback and subject to adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. We are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds targets for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement. For the three and nine months ended December 31, 2012, we earned approximately $388,000 and $475,000, net of tax, respectively, related to the earn-out provisions of the Agreement. Since July 2011, on a cumulative basis, we have earned approximately $604,000, net of tax, related to the earn-out provisions.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the accompanying unaudited consolidated statements of operations for all periods presented. For the three and nine months ended December 31, 2012, we recorded a gain on sale of discontinued operations of approximately $1.4 million and $1.5 million, respectively, net of tax, related to deferred payments and  royalty-related earn-outs in the accompanying unaudited consolidated statements of operations.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the nine months ended December 31, 2012 (in thousands):

Balance at March 31, 2012	$2,204
Payments made or accrued to reduce MET liability	(393)
Change in fair value included in net income	(188)
Balance at December 31, 2012	$1,623

The $188,000 change in the estimated fair value of this liability resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.  Also, during the nine months ended December 31, 2012, $393,000 of expenses were accrued or paid on behalf of the MET shareholders and will be withheld from future deferred payments.

The current portion of the liability at December 31, 2012 and March 31, 2012 was $1.3 million and $1.6 million, respectively, and is included within accrued liabilities in the accompanying unaudited consolidated balance sheets. The change in the estimated fair value of the liability for the three and nine months ended December 31, 2012 and 2011 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2012 or March 31, 2012.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and nine months ended December 31, 2012 and 2011.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2012) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2012, no amounts were borrowed under the revolving line of credit portion of the credit facility. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Benefit (provision) for income taxes	$120	$263	$(475)	$(715)
Effective tax rate	(29.0)%	(74.1)%	36.0%	44.8%

Our effective tax rates in the three and nine months ended December 31, 2012 were favorably impacted by the benefit of certain state tax credits and by the effect of non-taxable changes in the estimated fair value of certain contingent consideration, offset by unfavorable impacts from the true-up of certain federal and state tax credits claimed for the prior fiscal year, and by permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Our effective tax rates in the three and nine months ended December 31, 2011 were favorably impacted by benefits from certain research and development credits, as well as from the recognition of approximately $271,000 of previously unrecognized tax benefits due to the expiration of certain federal and state net operating loss (“NOL”) statutes in various jurisdictions. For the nine months ended December 31, 2011, the aforementioned favorable impacts partially offset the unfavorable impact from the recording of a valuation allowance against certain of our state NOLs. As of March 31, 2012 and December 31, 2012, we had no valuation allowances recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2012 and March 31, 2012.

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, products and solutions, we are currently, and may in the future, from time to time, be involved in litigation relating to claims arising out of our operations in the normal course of business. While we cannot accurately predict the outcome of such litigation, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes two of our directors, one of whom is the Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of December 31, 2012, approximately $259,000 of the original principal balance is outstanding and payable to Iteris, all of which remains fully reserved.

8.                                      Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At December 31, 2012, there were approximately 865,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2012 is as follows:

		Weighted-
		Average
		Exercise
	Number of	Price Per
	Shares	Share
	(In thousands)
Options outstanding at March 31, 2012	2,493	$1.64
Granted	220	1.53
Exercised	(179)	1.34
Forfeited	(20)	1.10
Expired	(730)	1.45
Options outstanding at December 31, 2012	1,784	$1.73

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2012 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2012	235
Restricted stock units granted	80
Restricted stock units vested	(68)
Restricted stock units forfeited	(10)
Restricted stock units ouststanding at December 31, 2012	237

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Cost of revenues	$10	$9	$32	$31
Selling, general and administrative expense	67	53	188	200
Gain from sale of discontinued operations, net of tax	—	—	—	6
	$77	$62	$220	$237

At December 31, 2012, there was approximately $529,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the program in August 2011 through December 31, 2012, we repurchased approximately 1,433,000 shares of our common stock for an aggregate of approximately $2.1 million at an average price per share of $1.44.

For the three and nine month periods ended December 31, 2012, we repurchased approximately 388,000 and 859,000 shares of our common stock, respectively. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of December 31, 2012.

10.                               Business Segment Information

We operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

The Roadway Sensors segment includes, among other products, our Vantage, Versicam, Pico, Vantage Vector, SmartCycle, SmartScan and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

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

The newly formed iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement.  The BTS performance measurement system leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. During Fiscal 2012, we began the development of IterisPeMS.  IterisPeMS is a state-of-the-art, real-time data collection, diagnostic, fusion and warehousing software platform used to aggregate and compute performance measures across multiple transportation modes, including travel time, travel time variability, delay and lost throughput. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. IterisPeMS is also capable of providing users with traffic analytics and easy-to-use visualization and animation features for both historical and predictive traffic conditions.  Costs incurred related to the development of IterisPeMS, which include research and development expense as well as sales and marketing expenditures, are included in the iPerform segment.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Roadway	Transportation
	Sensors	Systems	iPerform	Total
Three Months Ended December 31, 2012
Total revenues	$5,081	$7,972	$941	$13,994
Segment operating income	243	981	66	1,290

Three Months Ended December 31, 2011
Total revenues	$6,598	$7,994	$289	$14,881
Segment operating income (loss)	840	654	(52)	1,442

Nine Months Ended December 31, 2012
Total revenues	$19,485	$23,786	$2,531	$45,802
Segment operating income (loss)	3,228	2,559	(69)	5,718

Nine Months Ended December 31, 2011
Total revenues	$21,234	$21,643	$289	$43,166
Segment operating income (loss)	4,087	1,742	(52)	5,777

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Segment operating income:
Total income from reportable segments	$1,290	$1,442	$5,718	$5,777
Unallocated amounts:
Corporate and other expenses	(1,423)	(1,217)	(4,110)	(4,416)
Amortization of intangible assets	(161)	(141)	(483)	(343)
Change in fair value of contingent consideration	(133)	281	188	639
Other income, net	1	3	9	4
Interest income (expense), net	12	(13)	(2)	(64)
Income (loss) from continuing operations before income taxes	$(414)	$355	$1,320	$1,597

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, competition, the impact of any current or future litigation, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of BTS, a privately-held company based in Berkeley, California, which specializes in transportation performance measurement. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash. In the quarter ended December 31, 2012, the Company entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and as a result, the Company will pay $700,000 in cash to the BTS shareholders in the fourth quarter of Fiscal 2013. This amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment will complete the Company’s obligation under the earn-out provisions of the agreement.  Additionally, we are scheduled to pay to the BTS shareholders up to a total of approximately $600,000 by November 2014 pursuant to certain holdback and deferred payment provisions.

In January 2011, we acquired all of the capital stock of MET for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2 million under a 24-month earn-out provision.

In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement.  In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second fiscal quarter. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1 million is due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, we currently expect to pay approximately $400,000 to the MET shareholders.

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix pursuant to an Asset Purchase Agreement signed on July 25, 2011. Upon closing, Bendix paid us $14 million in cash, less a $2 million holdback and subject to adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. Upon the satisfaction of certain conditions, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through December 31, 2017.  As a result of this asset sale, we no longer operate in the Vehicle Sensors segment. On October 23, 2012, we received approximately $1.7 million in cash, which reflects the release of the $2 million holdback pursuant to the Asset Purchase Agreement. No further amounts will be payable to us in connection with this holdback.

Business Segments. Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform. Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements, included in Part 1, Item 1 of this report for a discussion of business segments. For all periods presented, our prior Vehicle Sensors segment is reported as a discontinued operation.

Business. Given the current ongoing uncertainties regarding domestic and global economic conditions, we continue to remain cautious about our overall business. We believe the overall ongoing unfavorable economic environment has negatively affected, and may continue to negatively affect, our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are governmental entities, we have been, and may continue to be, negatively affected by the budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue. We expect the recently passed federal highway bill, which provides for an estimated $105 billion in federal funding for highway, transit, safety, and related transportation programs through the end of September 2014, should make funds more readily available for transportation infrastructure, traffic management and performance measurement projects. We believe that the new bill enables and encourages government agencies to include ITS technologies in these types of projects to a greater degree than in previous legislation. In addition, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in Note 1 of Notes to Unaudited Consolidated Financial Statements and in our Annual Report on Form 10-K for Fiscal 2012. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended December 31, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for Fiscal 2012.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.2	63.3	61.8	59.8
Gross profit	36.8%	36.7%	38.2%	40.2%
Operating expenses:
Selling, general and administrative	31.3	29.4	29.5	31.3
Research and development	6.4	5.8	5.2	5.7
Amortization of intangible assets	1.2	0.9	1.1	0.8
Change in fair value of contingent consideration	1.0	(1.9)	(0.4)	(1.5)
Total operating expenses	39.9	34.3	35.3	36.3
Operating income (loss)	(3.1)	2.5	2.9	3.8
Non-operating income (expense):
Other income, net	0.0	0.0	0.0	0.0
Interest income (expense), net	0.1	(0.1)	(0.0)	(0.1)
Income (loss) from continuing operations before income taxes	(3.0)	2.4	2.9	3.7
Benefit (provision) for income taxes	0.9	1.8	(1.0)	(1.7)
Income (loss) from continuing operations	(2.1)	4.2	1.8	2.0
Gain on sale of discontinued operation, net of tax	9.9	0.9	3.2	2.9
Income from discontinued operation, net of tax	—	—	—	0.1
Net income	7.8%	5.0%	5.1%	5.0%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,		Increase	%
	2012	2011	(Decrease)	Change
	(In thousands, except percentages)
Total revenues	$13,994	$14,881	$(887)	(6.0)%

	Nine Months Ended
	December 31,		Increase	%
	2012	2011	(Decrease)	Change
	(in thousands, except percentages)
Total revenues	$45,802	$43,166	$2,636	6.1%

We have historically had a diverse customer base. For the three and nine months ended December 31, 2012, one individual customer represented approximately 12% and 14% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues. For the three and nine months ended December 31, 2011, no individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended December 31, 2012 decreased approximately 6% to $14.0 million, compared to $14.9 million in the corresponding period in the prior year due primarily to a decrease of approximately 23% in Roadway Sensors revenues, which was partially offset by an additional $652,000 in iPerform revenues, attributable to the acquisition of BTS in November 2011.

Total revenues for the nine months ended December 31, 2012 increased approximately 6% to $45.8 million, compared to $43.2 million in the corresponding period in the prior year due primarily to an increase of approximately 10% in Transportation Systems revenues and the acquisition of BTS in November 2011, which was partially offset by an approximate 8% decrease in Roadway Sensors revenues. Approximately $2.2 million of the increase in total revenues was attributable to the acquisition of BTS in November 2011.

Roadway Sensors revenues for the three and nine months ended December 31, 2012 decreased compared to the prior year periods, mainly as a result of a decrease in federal stimulus funded projects and the aftermath effects of Hurricane Sandy on the United States East Coast, and to a lesser extent as a result of the discontinuation of redevelopment agencies in California. The federal stimulus funded projects and redevelopment agencies in California had a positive impact on Roadway Sensors revenues in the prior year periods. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our newly released SmartCycle and SmartScan products. We also plan to focus on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus and Pico products.

Revenues from our Transportation Systems segment are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Transportation Systems revenues for the three months ended December 31, 2012 were flat compared to the corresponding period in the prior year. Transportation Systems revenues for the nine months ended December 31, 2012 increased compared to the corresponding period in the prior year due in part to several significant project wins in the first two quarters of Fiscal 2013. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as upon government funding initiatives in the markets we serve.

Approximately $652,000 of the total revenues for the three months ended December 31, 2012 and approximately $2.2 million of the total revenues for the nine months ended December 31, 2012 was attributable to the iPerform segment and was a direct result of the BTS acquisition in November 2011. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the IterisPeMS performance measure solution with a near-term focus on delivering IterisPeMS to public agencies.  We also plan for iPerform to pursue commercial opportunities in the media and automotive sectors, offering both data services and analytics.

We expect the recently passed federal highway bill will enable and encourage government agencies to include ITS technologies in transportation infrastructure, traffic management and performance measurement projects and, as a result, expect these types of expenditures to benefit all three of our operating segments.

Gross Profit.  The following table presents details of our gross profit for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,		Increase	%
	2012	2011	(Decrease)	Change
	(In thousands, except percentages)
Gross profit	$5,151	$5,464	$(313)	(5.7)%
Gross profit as a % of total revenues	36.8%	36.7%

	Nine Months Ended
	December 31,		Increase	%
	2012	2011	(Decrease)	Change
	(in thousands, except percentages)
Gross profit	$17,486	$17,338	$148	0.9%
Gross profit as a % of total revenues	38.2%	40.2%

The change to our gross profit as a percentage of total revenues for the three months ended December 31, 2012 as compared to the corresponding period in the prior year period was not a significant change.

Our gross profit as a percentage of total revenues decreased for the nine months ended December 31, 2012 as compared to the corresponding period in the prior year primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment decreased to approximately 43% of our total revenues for the nine months ended December 31, 2012 as compared to 49% for the corresponding prior year period. Roadway Sensors revenues generally carry higher margins than Transportation Systems and iPerform revenues; therefore, a shift in the sales mix weighted less towards Roadway Sensors revenues can negatively impact our overall margin.

Roadway Sensors gross margin can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize a portion of our Transportation Systems revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which could or may cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and nine months ended December 31, 2012 and 2011.

	Three Months Ended		Three Months Ended
	December 31, 2012		December 31, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,922	20.9%	$2,922	19.6%	$—	—%
Facilities, insurance and supplies	628	4.5	497	3.3	131	26.4
Travel and conferences	314	2.2	459	3.1	(145)	(31.6)
Professional and outside services	452	3.2	325	2.2	127	39.1
Other	66	0.5	168	1.1	(102)	(60.7)
Selling, general and administrative	$4,382	31.3%	$4,371	29.4%	$11	0.3

	Nine Months Ended		Nine Months Ended
	December 31, 2012		December 31, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$9,014	19.7%	$9,330	21.6%	$(316)	(3.4)%
Facilities, insurance and supplies	1,910	4.2	1,419	3.3	491	34.6
Travel and conferences	950	2.1	1,247	2.9	(297)	(23.8)
Professional and outside services	1,313	2.9	1,225	2.8	88	7.2
Other	322	0.7	280	0.6	42	15.0
Selling, general and administrative	$13,509	29.5%	$13,501	31.3%	$8	0.1

The overall selling, general and administrative expenses for the three months ended December 31, 2012 were flat compared to the corresponding period in the prior year, due to an increase in facility rents, insurance, supplies and professional services expenses offset by a decrease in travel, conferences and other expenses. The overall selling, general and administrative expenses for the nine months ended December 31, 2012 were also flat compared to the corresponding period in the prior year, due to an increase in facility rents, insurance, supplies and professional services expenses offset by a decrease in salary and personnel-related expenses. The three and nine month periods ended December 31, 2012 include full periods of expenses related to the operations of BTS, which was acquired in November 2011.

Research and Development Expense.  The following table presents research and development expense for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	December 31, 2012		December 31, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$429	3.1%	$610	4.1%	$(181)	(29.7)%
Facilities, development and supplies	411	2.9	224	1.5	187	83.5
Other	62	0.4	34	0.2	28	82.4
Research and development	$902	6.4%	$868	5.8%	$34	3.9

	Nine Months Ended		Nine Months Ended
	December 31, 2012		December 31, 2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,204	2.6%	$1,732	4.0%	$(528)	(30.5)%
Facilities, development and supplies	1,012	2.2	594	1.4	418	70.4
Other	153	0.3	150	0.3	3	2.0
Research and development	$2,369	5.2%	$2,476	5.7%	$(107)	(4.3)

Research and development expense for the three and nine months ended December 31, 2012, increased approximately 4% and decreased approximately 4%, respectively, when compared to the corresponding periods in the prior year, primarily due to certain expenditures related to software development in the iPeform segment that in the current year periods have been capitalized to the balance sheet as well as certain reductions to Roadway Sensors salary and personnel-related expenditures. These reductions were partially offset by an increase in facility rents, development and supplies expense.

Fair Value of Contingent Acquisition Consideration.  During the three and nine months ended December 31, 2012, we recorded a net increase of $133,000 and a net decrease of $188,000, respectively, to operating expenses in the Statement of Operations for the change in estimated fair value of the contingent consideration related to our acquisitions of MET and BTS. These adjustments resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

Income Taxes.  The following tables present our provision for income taxes for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,		(Increase)%
	2012	2011	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$120	$263	$(143)	(54)%
Effective tax rate	(29.0)%	(74.1)%

	Nine Months Ended
	December 31,		(Increase)%
	2012	2011	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$(475)	$(715)	$240	(34)%
Effective tax rate	36.0%	44.8%

Our effective tax rates in the three and nine months ended December 31, 2012 were favorably impacted by the benefit of certain state tax credits and by the effect of non-taxable changes in the estimated fair value of certain contingent consideration, offset by unfavorable impacts from the true-up of certain federal and state tax credits claimed for the prior fiscal year, and by permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Our effective tax rates in the three and nine months ended December 31, 2011 were favorably impacted by benefits from certain research and development credits, as well as from the recognition of approximately $271,000 of previously unrecognized tax benefits due to the expiration of certain federal and state NOLs in various jurisdictions. For the nine months ended December 31, 2011, the aforementioned favorable impacts partially offset the unfavorable impact that originated in the then prior quarter from the recording of a valuation allowance against certain of our state net operating losses. As of March 31, 2012 and December 31, 2012, we had no valuation allowances recorded against our deferred tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

At December 31, 2012, we had $30.7 million in working capital, which included $19.7 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $28.4 million at March 31, 2012, which included $18.7 million in cash and cash equivalents and reflected no borrowings on our line of credit.

The following table summarizes our cash flows for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended
	December 31,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,309	$1,844
Investing activities	455	10,174
Financing activities	(1,751)	(2,317)

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2012 was primarily the result of our net income of approximately $2.3 million and approximately $1.3 million provided by improved collections on our outstanding accounts receivable  along with approximately $2.4 million in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was offset by approximately $2.1 million used in working capital, approximately $188,000 in non-cash income due to the change in fair value of contingent consideration related to the MET and BTS acquisitions and approximately $1.5 million of gain on the sale of discontinued operation.

Investing Activities.  Cash provided by our investing activities during the nine months ended December 31, 2012 consisted of approximately $1.1 million net proceeds from the gain on sale of discontinued operations related to the sale of Vehicle Sensors business in July 2011.  This was partially offset by approximately $478,000 for purchases of property and equipment and approximately $158,000 used for the development of software.

Financing Activities.  Net cash used in financing activities during the nine months ended December 31, 2012 was primarily the result of (i) $634,000 in payments on our long-term debt and (ii) $1.3 million in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $216,000 from stock option exercises in the current nine month period.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2012) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2012, no amounts were borrowed under the revolving line of credit portion of the credit facility, and the full $12.0 million was available for borrowing. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

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

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at December 31, 2012.

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

Changes in Internal Controls

During the fiscal quarter covered by this report, there have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The market for iPeform is nascent; however, we expect to compete with existing companies that are already providing consulting and traffic analytics services to public agencies, as well as certain companies performing real-time traffic collection data activities that we believe are attempting to provide related traffic analytics to public agencies.  We cannot assure you that our iPeform solutions, including IterisPeMS, will be broadly accepted by the market and that competitors’ software and analytics solutions will not take and/or gain market share. As such, increased competition in this area could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm this segment and our overall business.

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

We may be subject to traffic related litigation. The traffic industry in general is subject to litigation claims due to the nature of personal injuries that result from traffic accidents.  As a provider of traffic engineering services, products and solutions, we are, and could in the future continue to be, from time to time, subject to litigation for traffic related accidents, even if our products or services did not cause the particular accident.  While we generally carry insurance against these types of claims, some claims may not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits.  In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could materially harm our business, financial condition or cash flows.   Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention.

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

•                                          international conflicts and acts of terrorism; and

•                                          other factors beyond our control, including but not limited to, natural disasters.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors terminated the initial program and approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the program in August 2011 through December 31, 2012, we repurchased approximately 1,433,000 shares of our common stock for approximately $2.1 million at an average price per share of $1.44. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of December 31, 2012.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

October 1-31, 2012	3,100	$1.50	3,100
November 1-30, 2012	46,002	1.61	46,002
December 1-31, 2012	339,253	1.66	339,253
Total	388,355	$1.65	388,355	$2,230,000

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

Dated: February 11, 2013	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
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