Form 10-K
period 2013-03-31
ITERIS, INC.
filed 2013-06-07
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 270-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Based on the closing sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $31,897,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 28, 2013, there were 32,645,241 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2013. Except with respect to information specifically incorporated by reference in this report, the registrant’s proxy statement is not deemed to be filed as a part hereof.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries.

Iteris®, Vantage®, iPerform®, Abacus®, Vantage Vector®, Edge®, VersiCam™, Pico™, SmartCycle™, SmartScan™, iPeMS™, RZ-4™, EdgeConnect™ and VantageView™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog and manufacturing capabilities, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part I, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.                        BUSINESS

Overview

We are a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. We combine our unique intellectual property, products, decades of experience in traffic management and information technologies to offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers worldwide.

We were originally incorporated in Delaware in 1987. Our principal executive offices are located at 1700 Carnegie Avenue, Santa Ana, California 92705, and our telephone number at that location is (949) 270-9400. Our Internet website address is www.iteris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the “Investors” section of our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website.

Products and Services

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform. The Roadway Sensors segment includes, among other products, our Vantage, VersiCam, Pico, Vantage Vector, SmartCycle, SmartScan and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. This segment also includes 511 advanced traveler information systems and offers our weather related Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. The iPerform segment includes our transportation performance measurement and information management solutions. The iPerform performance measurement solutions leverage its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

Roadway Sensors

Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies.

•                  Our Vantage video detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Vantage video detection systems typically include up to four of our RZ-4 Advanced cameras or our RZ-4 Advanced Wide Dynamic Range cameras and an EdgeConnect processor. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. Our VantageView software supplements our Vantage video detection systems by providing an integrated platform to manage and “see” video detection assets remotely over a network connection.

•                  Our Vantage Vector product is an all-in-one vehicle detection sensor with a wide range of capabilities including: stop bar detection, advanced-zone detection, and sensing that enables advanced safety and adaptive control applications. It includes all the proven benefits of Iteris video detection, including high accuracy, high availability remote viewing of video images, no trenching or pavement cutting for installation, bicycle detection capability and high precision for dilemma zone detection by integrating the video field-of-view with radar sensing.  Enhanced information includes the number of vehicles, speed, and distance in user configurable zones that can be used for special applications.

•                  Our SmartSpan product uses proprietary Dynamic Zone Stabilization algorithms and provides accurate and cost effective advance detection and stop-bar detection of vehicles at intersections equipped with span wire mounted signal lights. SmartSpan can be mounted on the same span wires holding the traffic signal without sacrificing detection accuracy.

•                  Our Vantage systems equipped with SmartCycle can effectively differentiate between bicycles and other vehicles with a single video detection camera, enabling more efficient signalized intersections and maximized traffic throughput. Agencies using bicycle timing can now benefit from bicycle-specific virtual detection zones that can be placed anywhere within the approaching traffic lanes, eliminating the need for separate bicycle-only detection systems.

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

We have historically experienced seasonality, particularly with respect to our Roadway Sensors revenues in our third and fourth fiscal quarters due to reductions in road construction and repairs during the winter months related to inclement weather conditions.

Transportation Systems

Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, study commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. This segment also includes the activities of Meridian Environmental Technology, Inc. (“MET”), acquired by us in January 2011, which specializes in 511 advanced traveler information systems as well as Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs.

Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. We expect the recently enacted federal highway bill, which provides for an estimated $105 billion in federal funding for highway, transit, safety, and related transportation programs through the end of September 2014, should make funds more available for transportation infrastructure, traffic management and performance measurement projects. This bill could encourages government agencies to include ITS technologies in these types of projects to a greater degree than in previous legislation. In addition, various other funding mechanisms exist to support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the federal governments’ use of funds under the federal highway bill. Delays in the release of funding may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets. We believe that prolonged uncertainty has adversely impacted, and may continue to adversely impact, our Transportation Systems revenues and our overall financial performance in future periods.

With the addition of MET in January 2011, we have experienced seasonality particularly related to certain MDSS services in our first and second fiscal quarters mainly because MDSS services are generally not required in the summer months when weather conditions are typically less severe.

iPerform

Our iPerform segment, formed during the first quarter of our fiscal year ended March 31, 2013 (“Fiscal 2013”), includes our performance measurement and information management solutions, including all of the operations of Berkeley Transportation Systems, Inc. (“BTS”), acquired by us in November 2011, which specializes in transportation performance measurement.  The BTS performance measurement system leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. During the fiscal year ended March 31, 2012 (“Fiscal 2012”), we began the development of IterisPeMS, which is a state-of-the-art information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. IterisPeMS is also capable of providing users with traffic predictive analytics and easy-to-use visualization and animation features based on historical traffic conditions.

iPerform is a market leader in performance management solutions for federal, state, local and municipal organizations. We intend to use its strong brand and deep experience in the traffic management market, as well as its market-specific intellectual property, to expand our leadership in data aggregation and analytics. By increasing investments in both technical and market development, we plan to focus on expanding the scope of its public sector solutions into the commercial marketplace.

Going forward, iPerform’s solutions are expected to include incident management applications, arterial solutions, predictive traffic, and weather-based data and analytics for both public and commercial markets, including media, automotive, and consumer applications. We plan to fund these investments through internally generated cash flow from our Roadway Sensors and Transportation Systems operating segments, as well as revenues from our iPerform segment and our available cash if necessary.

Sales, Marketing and Principal Customers

We sell our Roadway Sensors products through direct and indirect sales channels.  In the territories where we sell direct, we use a combination of our own sales personnel and an outside sales organization to sell, oversee installations and set-up issues and support our products. Our indirect sales channels are comprised of a network of independent dealers in the U.S. and certain foreign locations, who sell integrated systems and related products to the traffic management market. Our independent dealers are trained in, and primarily responsible for, sales, installation, set-up and support of our products, and maintain an inventory of demonstration traffic products from various manufacturers and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of high-quality ITS products to the traffic management market. We periodically hold technical training classes for our dealers and end users and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our dealer network to accommodate the needs of the market and our customer base.

We market and sell our Transportation Systems services and solutions and iPerform solutions directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and municipal customers and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations. Additionally, we plan to focus on expanding the scope of our iPerform public sector solutions to sell into the commercial marketplace.

A large portion of our revenues are derived from sales to federal, state and local government agencies. We currently have, and historically have had, a diverse customer base. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2012 and our fiscal year ended March 31, 2011 (“Fiscal 2011”), no individual customer represented greater than 10% of our total revenues. Also refer to Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Manufacturing and Materials

We use contract manufacturers to build subassemblies that are used in our Roadway Sensors products. Additionally, we procure certain components from qualified suppliers, both locally and globally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include CTS Electronics Manufacturing Solutions, Inc., Sony Electronics, Inc. and LG Electronics, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. We typically do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for each of Fiscal 2013, Fiscal 2012 and Fiscal 2011. We believe customer support is a key competitive factor.

Backlog

Our total backlog of unfulfilled firm orders was approximately $38.6 million as of March 31, 2013, which was comprised of $3.1 million related to Roadway Sensors, $32.2 million related to Transportation Systems and $3.3 million related to iPerform. Substantially the entire backlog for Roadway Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2014 (“Fiscal 2014”). In the past three fiscal years, we have recognized approximately 50% to 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future for both Transportation Systems and iPerform.

At March 31, 2012, we had backlog of approximately $35.0 million, which was comprised of $3.2 million related to Roadway Sensors and $31.8 million related to Transportation Systems.

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

Product Development

Most of our product development activities are conducted at our principal facilities in Santa Ana, California. Our research and development costs and expenses were approximately $3.1 million for Fiscal 2013, $3.2 million for Fiscal 2012 and $2.4 million for Fiscal 2011. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.

We believe our engineering and product development capabilities are a competitive strength. We strive to continue to develop new products to meet the needs of the ever-changing ITS market as well as enhance and refine our existing product lines. Since 2008 our Roadway Sensors segment has introduced our VersiCam and VersiCam wireless products, Pico, RZ-4 advanced camera and our RZ-4 advanced wide dynamic range camera, which significantly improve video detection performance in certain harsh lighting conditions.  During Fiscal 2012, we introduced our Vantage Vector product and also upgraded our Abacus and VantageView software products. Additionally, during Fiscal 2012, we began development of our software based IterisPeMS performance measurement system, which continued through Fiscal 2013 and will continue during Fiscal 2014. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products is a key component of strong organic growth and profitability.

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

The markets in which our Transportation Systems segment operates is highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced Transportation Systems include national corporations that generally offer expertise in traveler information, integration and transportation management. Our competitors in transportation engineering, planning and design include major regional firms, as well as many smaller local engineering firms.

The markets in which our iPeform segment operates vary from public sector customers who focus on performance measurement systems to help measure and manage the effectiveness of their transportation systems to commercial sector customers who ingest and disseminate traffic and weather related data, information and analytics through various consumer outlets. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide traffic and/or weather related data to that market.

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

Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold three U.S. patents, four foreign patent applications, six patent applications in the United States (“U.S.”), and eight provisional patent filings. One U.S. patent, which expires in May 2019, is for general technology related to CMOS sensors. Two U.S. patents, which expire between 2014 and 2029, three foreign patent applications, three U.S. patent applications, and one provisional patent filing relate specifically to our Roadway Sensors technology. One pending foreign patent, three U.S. patent applications, and seven provisional patent filings relate specifically to our iPerform technology. We cannot be certain that any new patents will be granted pursuant to these or subsequent patent applications or provisional patent filings.

In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. We do not have any material licenses or trademarks other than those relating to product names. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value; changing technology makes our future success dependent principally upon our ability to successfully achieve continuing innovation.

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

Employees

We refer to our employees as associates. As of March 31, 2013, we employed an aggregate of 258 associates, including 55 associates in general management, administration and finance; 24 associates in sales and marketing; 150 associates in engineering and product development; 14 associates in operations, manufacturing and quality assurance; and 15 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our associates are good.

Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of the assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualifies as a discontinued operation. Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report for additional discussion regarding the Asset Sale. The applicable financial results of the Vehicle Sensors segment through the closing of the Asset Sale have been reported as a discontinued operation for all periods presented.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. In addition, the decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on revenues. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance. Despite the recently enacted federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government as a result of delays in the expenditures from the federal highway bill, as well as delays or reductions in other state and local funding dedicated for transportation and ITS projects;

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

We recently entered into the software development market and may be subject to additional challenges and additional costs and delays. We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Certain of our new products could contain undetected design faults and software errors or “bugs” when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position. We cannot assure you that our customer base will broadly accept any of our new products, product enhancements or software related offerings such as IterisPeMS. In addition, the software development industry can frequently experience litigation concerning intellectual property disputes, which could be costly and distract our management.

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

If we experience declining or flat revenues and we fail to manage such declines effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results. Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and future declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our growth, our business, our financial condition and our results of operations could continue to be adversely affected.

We may be unable to maintain profitability on a quarterly or annual basis. We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Our ability to maintain profitability in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company’s segments to fund investments in sales and marketing and research and development initiatives.  We cannot assure you that at any given time these profits will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

•                                          our ability to access stimulus funding, funding from the federal highway bill or other funding;

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

•                                          decrease in revenues derived from key or significant customers;

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

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales, revenues and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all of our segments, and in particular, plan to expand or distribution channels in Latin American and the Middle East in general. We cannot assure you that we will be successful in our expansion efforts. International operations subject us to various inherent risks including, among others:

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

•                                          currency fluctuations and restrictions, and our ability to repatriate currency from certain foreign regions;

•                                          unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•                                          required compliance with existing and new foreign regulatory requirements and laws, more restrictive labor laws and obligations, including but not limited to the U.S. Foreign Corrupt Practices Act;

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected. Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. As a smaller reporting company, for Fiscal 2013, we were exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Our recent expansion into software development activities may subject us to increased possibility of litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management’s attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since April 2010, our common stock has traded at prices as low as $0.90 per share and as high as $2.25 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Certain provisions of our charter documents may discourage a third party from acquiring us and may adversely affect the price of our common stock. Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In August 2009, we adopted a new stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. Generally, the stockholder rights plan provides that if a person or group acquires 15% or more of our common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount off of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or other acquisition more difficult.

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

PART II

ITEM 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NYSE MKT under the symbol “ITI.”  The following table sets forth, for the periods indicated, the highest and lowest sales prices for our common stock as reported by NYSE MKT:

	High	Low
Fiscal 2013
Quarter Ended June 30, 2012	$1.52	$1.25
Quarter Ended September 30, 2012	1.72	1.34
Quarter Ended December 31, 2012	1.82	1.45
Quarter Ended March 31, 2013	1.91	1.55

Fiscal 2012
Quarter Ended June 30, 2011	$1.58	$1.22
Quarter Ended September 30, 2011	1.35	0.90
Quarter Ended December 31, 2011	1.39	1.08
Quarter Ended March 31, 2012	1.58	1.31

On May 28, 2013, the last reported sales price of our common stock on the NYSE MKT was $1.70. As of May 28, 2013, we had 402 holders of record of our common stock according to information furnished by our transfer agent.

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

Issuer Purchases of Equity Securities

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. The table below details our common stock repurchases during the fourth quarter of Fiscal 2013.  All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Jan 1 to Jan 31, 2013	109,908	$1.68	109,908
Feb 1 to Feb 28, 2013	286,804	1.66	286,804
Mar 1 to Mar 31, 2013	267,338	1.75	267,338
Total	664,050	$1.70	664,050	$1,086,000

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

Overview

General. We are a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers worldwide.

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), a privately-held company based in Berkeley, California which specializes in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended December 31, 2012, the Company entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and as a result, the Company paid $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company’s obligation under the earn-out provisions of the agreement. Additionally, we are scheduled to pay to the BTS shareholders up to a total of approximately $585,000 by November 2014 pursuant to certain holdback and deferred payment provisions.

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

In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions, which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, we currently expect to pay approximately $400,000 to the MET shareholders in the first quarter of the Fiscal 2014, which is recorded in our accrued liabilities in our consolidated balance sheet at March 31, 2013.

Refer to Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on these acquisitions.

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As of March 31, 2013, we received approximately $0.9 million in connection with royalty-related earn-outs provisions for a total of $14.6 million in cash from the Asset Sale As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualifies as a discontinued operation. The applicable financial results of the Vehicle Sensors segment through the closing of the Asset Sale have been reported as a discontinued operation for all periods presented. Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on this transaction.

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

Transportation Systems

The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. This segment also includes 511 advanced traveler information systems and offers weather related Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs.

iPerform

The iPerform segment includes our transportation performance measurement and information management solutions. The iPerform performance measurement solutions leverage its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements.

Beginning in April 2013, we internally recognized certain groups within our Transportation Systems and iPerform segments to better align our resources and deliverables with the activities of those segments. As a result, all of the revenues and expenses of the predictive weather and Maintenance Decision Support System operations include in Transportation Systems will be reassigned to iPeform.

Business. Given the current ongoing uncertainties regarding global economic conditions, we continue to remain cautious about our overall business. We believe the overall ongoing unfavorable economic environment has negatively affected, and may continue to negatively affect, our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are governmental entities, we have been, and may continue to be, negatively affected by the budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the federal highway bill, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the

United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Product revenues and related costs of sales are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery under the terms of the arrangement has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the receivable is reasonably assured. These criteria are typically met at the time of product shipment, but in certain circumstances, may not be met until receipt or acceptance by the customer. Accordingly, at the date revenue is recognized, the significant obligations or uncertainties concerning the sale have been resolved.

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

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts.

Accounts Receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers’ financial condition. We record an allowance for doubtful accounts for specific receivables deemed to be at risk for collection as well as a general allowance based on our historical collections experience. Considerable judgment is required in assessing and estimating the ultimate realization of trade receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required that could adversely affect our operating results.

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

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In Fiscal 2012, we early adopted the provisions issued by the Financial Accounting Standard Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. As part of our annual assessment, management determines the most appropriate and efficient method to assess goodwill for impairment, which could include either the simplified testing approach or the two-step goodwill test described above.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2013	2012	2011

Total revenues	100.0%	100.0%	100.0%
Cost of revenues	62.3	60.5	56.0
Gross profit	37.7%	39.5%	44.0%
Operating expenses:
Selling, general and administrative	29.3	30.8	32.7
Research and development	5.0	5.4	4.7
Amortization of intangible assets	1.0	0.9	0.3
Change in fair value of contingent consideration	(0.3)	(1.1)	0.1
Impairment of goodwill	—	—	15.3
Total operating expenses	35.1	36.0	53.1
Operating income (loss)	2.6	3.5	(9.1)
Non-operating income (expense):
Other income, net	0.0	0.0	0.0
Interest expense, net	(0.0)	(0.1)	(0.3)
Income (loss) from continuing operations before income taxes	2.6	3.4	(9.4)
Provision for income taxes	(1.2)	(1.1)	(0.5)
Income (loss) from continuing operations	1.5	2.3	(9.9)
Gain on sale of discontinued operation, net of tax	2.4	2.0	—
Income (loss) from discontinued operation, net of tax	—	0.0	(0.1)
Net income (loss)	3.9%	4.3%	(10.0)%

Analysis of Fiscal 2013, Fiscal 2012 and Fiscal 2011 Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following tables present details of total revenues for Fiscal 2013 compared to Fiscal 2012, and Fiscal 2012 compared to Fiscal 2011:

	Year Ended March 31,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Total revenues	$61,685	$58,406	$3,279	5.6%

	Year Ended March 31,			%
	2012	2011	Increase	Change
	(in thousands, except percentages)
Total revenues	$58,406	$51,966	$6,440	12.4%

We currently have, and historically have had, a diverse customer base. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues.  For Fiscal 2012 and Fiscal 2011, no individual customer represented greater than 10% of our total revenues.

Total revenues for Fiscal 2013 increased approximately 6% to $61.7 million, compared to $58.4 million in Fiscal 2012, due primarily to an increase of approximately 9% in Transportation Systems revenues and an increase in iPerform revenues of approximately $2.4 million, which was attributable to a full twelve months of revenues in Fiscal 2013 from the acquisition of BTS in November 2011.  These increases in revenue were partially offset by an approximate 6% decrease in Roadway Sensors revenues.

Total revenues for Fiscal 2012 increased approximately 12% to $58.4 million, compared to $52.0 million in Fiscal 2011, due primarily to an increase of approximately 25% in Transportation Systems revenues, partially offset by a decrease of approximately 2% in Roadway Sensors revenues. Approximately $3.1 million of the increase in total revenues was attributable to a full year of MET revenues, while $935,000 of the increase was attributable to the acquisition of BTS in November 2011.

Roadway Sensors revenues in Fiscal 2013 decreased approximately 6% compared to Fiscal 2012, due mainly as a result of a decrease in federal stimulus funded projects and as a result of the discontinuation of redevelopment agencies in California. The federal stimulus funded projects and redevelopment agencies in California had a positive impact on Roadway Sensors revenues in the prior year periods. Roadway Sensors revenues in Fiscal 2012 were marginally lower compared to Fiscal 2011 due primarily to certain international customer orders in Fiscal 2011 which did not recur in Fiscal 2012. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartScan products, which were introduced in Fiscal 2013. We also plan to focus on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, Pico and VersiCam products.

Revenues from our Transportation Systems segment are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Transportation Systems revenues for Fiscal 2013 increased approximately 9% compared to Fiscal 2012 due in part to several significant project wins in the first two quarters of Fiscal 2013. Transportation Systems revenues for Fiscal 2012 increased approximately 25% compared to Fiscal 2011, primarily due to several significant project wins in the last two quarters of Fiscal 2012, as well as a full year of MET revenues, which increased by $3.1 million from Fiscal 2011. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as upon government funding initiatives in the markets we serve.

Approximately $3.3 million of the total revenues in Fiscal 2013 and approximately $935,000 of the total revenues in Fiscal 2012 were attributable to the iPerform segment and was a direct result of the BTS acquisition in November 2011. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the IterisPeMS performance measurement solutions with a near-term focus on delivering IterisPeMS to public agencies.  We also plan for iPerform to pursue commercial opportunities in the media and automotive sectors, offering both data services and analytics.

The recently enacted federal highway bill could provide government agencies with funding for ITS technologies in transportation infrastructure, traffic management and performance measurement projects.

Gross Profit. The following tables present details of our gross profit for Fiscal 2013 compared to Fiscal 2012, and Fiscal 2012 compared to Fiscal 2011:

	Year Ended March 31,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Gross profit	$23,258	$23,071	$187	0.8%
Gross profit as a % of total revenues	37.7%	39.5%

	Year Ended March 31,			%
	2012	2011	Increase	Change
	(in thousands, except percentages)
Gross profit	$23,071	$22,884	$187	0.8%
Gross profit as a % of total revenues	39.5%	44.0%

Our total gross profit as a percentage of total revenues for Fiscal 2013 decreased approximately 1.8% compared to Fiscal 2012 primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment decreased to approximately 42% of our total revenues in Fiscal 2013 as compared to 47% in Fiscal 2012. Roadway Sensors revenues generally carry higher margins than Transportation Systems and iPerform revenues; therefore, a shift in the sales mix weighted less towards Roadway Sensors revenues can negatively impact our overall margin. Gross profits as a percentage of total revenues also declined, to a lesser extent, as a result of an approximate 2.7% decrease in Roadway Sensors profit margins due to the overall decrease in revenues and an increase in sustaining engineering activities.

Our total gross profit as a percentage of total revenues decreased in Fiscal 2012 compared to Fiscal 2011 primarily as a result of our product and service mix, whereby Transportation Systems revenues significantly increased as percentage of total revenues. Roadway Sensors revenues represented approximately 47% of our total revenues in Fiscal 2012 compared to 54% in Fiscal 2011. The decrease in gross profit percentage was also attributable the Roadway Sensors customer mix between dealer sales and direct sales, whereby we generally enjoy higher gross margins on direct product sales as compared to sales through our dealer channels.  The decrease was also due in part to certain manufacturing overhead costs previously absorbed by the Vehicle Sensors segment that was divested in Fiscal 2011.

Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize a portion of our Transportation Systems revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which could or may cause fluctuations in our margins from period to period. If sub-consultant content further expands as a percentage of our overall Transportation System revenues, we may experience a flat or declining gross profit percentage in this segment.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for Fiscal 2013 and Fiscal 2012:

	Year Ended March 31,
	2013		2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$12,223	19.8%	$12,434	21.3%	$(211)	(1.7)%
Facilities, insurance and supplies	2,255	3.7	1,853	3.2	402	21.7
Travel and conferences	1,281	2.1	1,568	2.7	(287)	(18.3)
Professional and outside services	1,964	3.2	1,778	3.0	186	10.5
Other	367	0.6	353	0.6	14	4.0
Selling, general and administrative	$18,090	29.3%	$17,986	30.8%	$104	0.6

Selling, general and administrative expenses for Fiscal 2013 were generally consistent, in total, with those in Fiscal 2012. The increase in facilities and insurance costs was due to the increase cost of rent, rent related expenses and insurance coverage for a full twelve month period for our Berkeley, California office, related to the operations of BTS that were acquired in November 2011.  This increase was partially offset by a decrease in travel expenses, as well a decrease in general salary and personnel-related expenses.

The following table presents selling, general and administrative expense for Fiscal 2012 and 2011:

	Year Ended March 31,
	2012		2011
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$12,434	21.3%	$11,952	23.0%	$482	4.0%
Facilities, insurance and supplies	1,853	3.2	1,379	2.7	474	34.4
Travel and conferences	1,568	2.7	1,205	2.3	363	30.1
Professional and outside services	1,778	3.0	2,150	4.1	(372)	(17.3)
Other	353	0.6	295	0.6	58	19.7
Selling, general and administrative	$17,986	30.8%	$16,981	32.7%	$1,005	5.9

The increase in selling, general and administrative expenses in Fiscal 2012 as compared to Fiscal 2011 was primarily due to (i) higher salary, travel and headcount-related expenses as we added certain key sales and marketing personnel, (ii) added personnel as well as facilities and other related operating costs as a result of the MET and BTS acquisitions, (iii) certain legal and professional services related to the sale of our Vehicle Sensors segment that were not offset against the gain on the Asset Sale and (iv) certain other corporate initiatives related to the development of our performance measurement software.

Research and Development Expense

The following table presents research and development expense for Fiscal 2013 and Fiscal 2012:

	Year Ended March 31,
	2013		2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,454	2.4%	$2,153	3.7%	$(699)	(32.5)%
Facilities, development and supplies	1,378	2.2	792	1.3	586	74.0
Other	239	0.4	238	0.4	1	0.4
Research and development	$3,071	5.0%	$3,183	5.4%	$(112)	(3.5)

Research and development expense in Fiscal 2013 decreased approximately 4% when compared to Fiscal 2012, primarily due to certain expenditures related to software development in the iPeform segment that in the current year periods have been capitalized to the balance sheet as well as certain reductions to Roadway Sensors salary and personnel-related expenditures. These reductions were offset by an increase in facility rents, development and supplies expense. The increase in facility costs was attributable to a full twelve month period for our Berkeley, California office, related to the operations of BTS that were acquired in November 2011.

The following table presents research and development expense for Fiscal 2012 and Fiscal 2011:

	Year Ended March 31,
	2012		2011
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,153	3.7%	$1,736	3.3%	$417	24.0%
Facilities, development and supplies	792	1.3	557	1.1	235	42.2
Other	238	0.4	151	0.3	87	57.6
Research and development	$3,183	5.4%	$2,444	4.7%	$739	30.2

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

Impairment of Goodwill

In Fiscal 2012, we adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. We performed annual impairment assessments of the carrying value of goodwill for Fiscal 2013 and Fiscal 2012 in their fourth fiscal quarters, respectively. We determined it was more appropriate and cost effective to perform a qualitative assessment in Fiscal 2012 and a quantitative first-step assessment in Fiscal 2013 to estimate the fair value of our reporting units using the income approach. Based on our assessments, we determined that no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

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

As a result of the impairment charge taken in Fiscal 2011 and based on our goodwill impairment testing for Fiscal 2012 and Fiscal 2013, we believe the carrying value of our goodwill is not currently at risk of impairment, as the estimated fair values of our reporting units exceeded their carrying values at March 31, 2013. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than the original estimates used to assess impairment of our goodwill, we could incur future goodwill impairment charges.

Interest Expense, Net

Net interest expense was approximately $6,000, $72,000 and $152,000 in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. The sequential decreases were primarily due to a continuous decrease in the overall level of borrowings on our term note.

During the first quarter of Fiscal 2013, all principal and interest payments under the term note were paid in full. See “Liquidity and Capital Resources” below for additional details on our borrowings.

Income Taxes

The following table presents our provision for income taxes for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except percentages)

Provision for income taxes	$716	$643	$278
Effective tax rate	43.9%	33.0%	(5.7)%

Our effective tax rate for Fiscal 2013 was unfavorably impacted by permanent non-deductible tax items, including share-based payments and other permanent differences amounting to approximately $82,000, and by the recording a valuation allowance against certain of our state net operating losses in the amount of $188,000, net of federal benefit. These unfavorable impacts were partially offset by the recognition of tax credits of approximately $122,000 for research and development and hiring activities, and by approximately $62,000 of tax benefit from non-taxable favorable fair value adjustments recognized for financial statement purposes.

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

As of March 31, 2013, we recorded a valuation allowance against certain of our state net operating loss carryforwards in the amount of $188,000, net of federal tax benefit, which we estimated were more likely to not be realized within the applicable carryforward period. As of March 31, 2012, we determined that it was more likely than not that our deferred tax assets would be realized and no general valuation allowance was recorded against our deferred tax assets at that time.

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

At March 31, 2013, we had $22.0 million of federal net operating loss carryforwards and $9.2 million of state net operating loss carryforwards that begin to expire in 2021 and 2014, respectively. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will cause us to have future income tax payments that are substantially lower than the income tax liability calculated using statutory tax rates. Due to changes in stock ownership, our federal net operating loss carryforwards and other federal attributes are subject to a Section 382 annual limitation. As of March 31, 2013, based on the cumulative amount of tax attributes that have become available under the limitation imposed by Section 382, all of our net operating losses are currently fully available for use.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations, or cash position and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders.

At March 31, 2013, we had $29.4 million in working capital, which included no borrowings on our $12.0 million line of credit and $19.1 million in cash and cash equivalents. This compares to working capital of $28.4 million at March 31, 2012, which included no borrowings on our line of credit and $18.7 million in cash and cash equivalents.

The following table summarizes our cash flows for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,652	$668	$5,346
Investing activities	367	10,002	(1,530)
Financing activities	(3,583)	(3,787)	(2,403)

Operating Activities.  Cash provided by our operations in Fiscal 2013 was the result of (i) adding back to net income $901,000 of depreciation expense, $279,000 of stock-based compensation expense, $644,000 of amortization expense and $1.4 million of deferred tax assets, (ii) deducting from net income $181,000 in changes in the fair value of contingent consideration related to our prior acquisitions of MET and BTS and $1.5 million of gain on the sale of Vehicle Sensors and (iii) approximately $300,000 in negative cash flows resulting from changes in our operating assets and liabilities during Fiscal 2013, all of which was offset by our net income of $2.4 million for such fiscal year.

Our accounts receivable and net costs and estimated earnings in excess of billings increased approximately $851,000, or 5%, during Fiscal 2013 mainly as a result of an approximate 6% year-over-year increase in revenues. In the future, our accounts receivable and net costs and estimated earnings in excess of billings accounts are likely to be determined based upon, among other factors, increases or decreases in revenues, the timing of collections of existing receivables and our ability to timely invoice our billings in excess of costs. We try to offset significant increases in accounts receivables through increased and focused collection efforts; however, we cannot assure you that our efforts will be successful.

The increase in accounts payable by approximately $1.4 million at March 31, 2013 compared to March 31, 2012 was largely driven by the general timing of payments to vendors and sub-consultants.

Cash provided by our operations in Fiscal 2012 was the result of (i) adding back to net income $907,000 of depreciation expense, $331,000 of stock-based compensation expense, $504,000 of amortization expense and $286,000 of deferred tax assets, (ii) deducting from net income $619,000 in changes in the fair value of contingent consideration related to our acquisitions of MET and BTS and $1.2 million for the gain on sale of Vehicle Sensors and (iii) $2.1 million in negative cash flows resulting from changes in our operating assets and liabilities during Fiscal 2012, all of which was offset by our net income of $2.5 million for such fiscal year.

Our accounts receivable and net costs and estimated earnings in excess of billings increased approximately $3.0 million, or 22%, during Fiscal 2012 mainly as a result of a 12% year-over-year increase in net sales and contract revenues as well as the timing of collection on certain receivables.

Cash provided by our operations in Fiscal 2011 was the result of (i) $9.9 million in non-cash items within the statement of operations, primarily consisting of $8.0 million for the impairment of goodwill, depreciation expense of $1.0 million and stock-based compensation expense of $382,000; and (ii) $614,000 in positive cash flows resulting from changes in our operating assets and liabilities during Fiscal 2011, all of which was offset by our net loss of $5.2 million for such fiscal year.

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

Investing Activities.  Cash provided by our investing activities for Fiscal 2013 consisted of (i) $1.4 million in proceeds from the sale of the Vehicle Sensors segment, (ii) purchases of property and equipment of $815,000 and (iii) capitalized software of $190,000 related to IterisPeMS. Cash provided by our investing activities for Fiscal 2012 consisted of (i) $11.4 million in proceeds from the sale of the Vehicle Sensors segment, (ii) $1.0 million used for the acquisition of MET and BTS, which consisted of $840,000 for the initial purchase of BTS and $129,000 related to purchase price adjustments for the purchase of MET, (iii) purchases of property and equipment of $337,000 and (iv) capitalized software of $138,000 related to IterisPeMS. Cash used in our investing activities for Fiscal 2011 consisted of $1.1 million used for the acquisition of MET and purchases of property and equipment of $414,000. For further information on our acquisitions, refer to Note 4 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Financing Activities.  Net cash used in our financing activities during Fiscal 2013 primarily consisted of $2.5 million used to repurchase our common stock under our stock repurchase program announced in August 2011, $634,000 in payments on our long-term debt and $700,000 paid to the BTS shareholders for achievement of earn-out provisions of the purchase agreement. Net cash used in our financing activities during Fiscal 2012 primarily consisted of $2.3 million in payments on our long-term debt, which consists of a bank term note, $676,000 related to the first year deferred payment to MET, $112,000 for the second anniversary payment for a prior acquisition and $754,000 used to repurchase our common stock under our stock repurchase program. Net cash used in our financing activities during Fiscal 2011 primarily consisted of $2.4 million in payments on our term note and $106,000 for the first anniversary payment for a prior acquisition.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012.  In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.  As of March 31, 2013 and March 31, 2012, no amounts were borrowed under the revolving line of credit portion of the credit facility.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

As of March 31, 2012, we had outstanding borrowings of approximately $634,000 under the term note, which was set to expire on May 1, 2013. Principal payments under this term note were required to be repaid in monthly installments of $152,000.  During the first quarter of Fiscal 2013, all principal and interest payments under the term note were paid in full. The term note contained no early termination fees.

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

Off-Balance Sheet Arrangements

Other than our operating leases, which are further described at Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not believe we have any other material off-balance sheet arrangements at March 31, 2013.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions. With the addition of MET in January 2011, we have also experienced seasonality related to certain MDSS services in our first and second fiscal quarters mainly because these services are generally not required spring and summer time periods.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is limited to our line of credit. Our line of credit bears interest equal to the prevailing prime rate (3.25% at March 31, 2013) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit would have a material impact on our financial position, operating results or cash flows.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this report.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of the our President and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control.    There was no change in our internal control over financial reporting that occurred during the fourth quarter of Fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2013, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Such a report is not required pursuant to the rules of the SEC applicable to smaller reporting companies.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors. The information under the caption “Election of Directors,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

(b)  Identification of Executive Officers. The information under the caption “Executive Compensation and Other Information - Executive Officers,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

(d)  Corporate Governance. The information under the caption “Corporate Governance,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

(e)  Audit Committee. The information under the caption “Board Meetings and Committees — Audit Committee,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Transactions,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in our proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

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

Dated: June 7, 2013	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES	Director, President and Chief Executive Officer	June 7, 2013
Abbas Mohaddes	(principal executive officer)

/s/ JAMES S. MIELE	Chief Financial Officer	June 7, 2013
James S. Miele	(principal financial and accounting officer)

/s/ GREGORY A. MINER	Chairman of the Board	June 7, 2013
Gregory A. Miner

/s/ RICHARD CHAR	Director	June 7, 2013
Richard Char

/s/ KEVIN C. DALY	Director	June 7, 2013
Kevin C. Daly, Ph.D.

/s/ JOEL SLUTZKY	Director	June 7, 2013
Joel Slutzky

/s/ THOMAS L. THOMAS	Director	June 7, 2013
Thomas L. Thomas

/s/ MIKEL WILLIAMS	Director	June 7, 2013
Mikel Williams

Iteris, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Iteris, Inc.

We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Irvine, California
June 7, 2013

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$19,137	$18,701
Trade accounts receivable, net of allowance for doubtful accounts of $322 and $379 at March 31, 2013 and March 31, 2012, respectively	10,946	11,081
Costs in excess of billings on uncompleted contracts	6,346	5,360
Inventories	2,465	2,454
Deferred income taxes	2,363	2,904
Prepaid expenses and other current assets	852	425
Total current assets	42,109	40,925
Property and equipment, net	1,862	1,948
Deferred income taxes	5,888	6,761
Intangible assets, net	2,124	2,578
Goodwill	17,318	17,318
Other assets	210	210
Total assets	$69,511	$69,740

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,411	$4,044
Accrued payroll and related expenses	3,374	3,398
Accrued liabilities	1,979	2,942
Billings in excess of costs and estimated earnings on uncompleted contracts	1,958	1,542
Current portion of long-term debt	—	634
Total current liabilities	12,722	12,560
Deferred rent	312	700
Unrecognized tax benefits	286	351
Other non-current liabilities	310	657
Total liabilities	13,630	14,268
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at March 31, 2013 and March 31, 2012
Issued and outstanding shares - 33,626 at March 31, 2013 and 33,909 at March 31, 2012	3,264	3,391
Additional paid-in capital	135,802	137,645
Accumulated deficit	(83,185)	(85,564)
Total stockholders’ equity	55,881	55,472
Total liabilities and stockholders’ equity	$69,511	$69,740

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2013	2012	2011

Total revenues	$61,685	$58,406	$51,966
Cost of revenues	38,427	35,335	29,082
Gross profit	23,258	23,071	22,884
Operating expenses:
Selling, general and administrative	18,090	17,986	16,981
Research and development	3,071	3,183	2,444
Amortization of intangible assets	644	504	176
Change in fair value of contingent consideration	(181)	(619)	55
Impairment of goodwill	—	—	7,970
Total operating expenses	21,624	21,054	27,626
Operating income (loss)	1,634	2,017	(4,742)
Non-operating income (expense):
Other income, net	2	4	18
Interest expense, net	(6)	(72)	(152)
Income (loss) from continuing operations before income taxes	1,630	1,949	(4,876)
Provision for income taxes	(716)	(643)	(278)
Income (loss) from continuing operations	914	1,306	(5,154)
Gain on sale of discontinued operation, net of tax	1,465	1,180	—
Income (loss) from discontinued operation, net of tax	—	28	(55)
Net income (loss)	$2,379	$2,514	$(5,209)

Income (loss) per share from continuing operations - basic and diluted	$0.03	$0.04	$(0.15)
Gain per share from sale of discontinued operation - basic and diluted	$0.04	$0.03	$0.00
Income (loss) per share from discontinued operation - basic and diluted	$0.00	$0.00	$(0.00)
Net income (loss) per share - basic and diluted	$0.07	$0.07	$(0.15)

Shares used in basic per share calculations	33,491	34,259	34,335
Shares used in diluted per share calculations	33,609	34,380	34,335

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2010	34,318	$3,432	$137,503	$(82,869)	$58,066
Stock option exercises	46	4	53	—	57
Stock-based compensation	—	—	382	—	382
Net loss and comprehensive loss	—	—	—	(5,209)	(5,209)
Balance at March 31, 2011	34,364	3,436	137,938	(88,078)	53,296
Stock option exercises	68	8	77	—	85
Stock-based compensation	—	—	331	—	331
Issuance of shares pursuant to vesting of restricted stock units	51	5	(5)	—	—
Repurchases of common stock	(574)	(58)	(696)		(754)
Net income and comprehensive income	—	—	—	2,514	2,514
Balance at March 31, 2012	33,909	3,391	137,645	(85,564)	55,472
Stock option exercises	190	20	232	—	252
Stock-based compensation	—	—	279	—	279
Issuance of shares pursuant to vesting of restricted stock units	51	5	(29)	—	(24)
Repurchases of common stock	(1,524)	(152)	(2,325)	—	(2,477)
Net income and comprehensive income	—	—	—	2,379	2,379
Balance at March 31, 2013	32,626	$3,264	$135,802	$(83,185)	$55,881

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$2,379	$2,514	$(5,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,414	286	273
Depreciation of property and equipment	901	907	1,030
Stock-based compensation	279	331	382
Impairment of goodwill	—	—	7,970
Amortization of intangible assets	644	504	222
Change in fair value of contingent consideration	(181)	(619)	55
Gain on sale of discontinued operation, net of tax	(1,465)	(1,180)	—
Loss on disposal of equipment	—	1	9
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	135	(1,826)	1,052
Net costs and estimated earnings in excess of billings	(570)	(902)	(501)
Inventories	(11)	79	(953)
Prepaid expenses and other assets	(334)	284	211
Accounts payable and accrued expenses	461	289	805
Net cash provided by operating activities	3,652	668	5,346

Cash flows from investing activities
Purchases of property and equipment	(815)	(337)	(414)
Capitalized software	(190)	(138)	—
Cash paid for business combination	—	(969)	(1,116)
Net proceeds from sale of business segment	1,372	11,446	—
Net cash provided by (used in) investing activities	367	10,002	(1,530)

Cash flows from financing activities
Payments on long-term debt	(634)	(2,330)	(2,354)
Deferred payment for prior business combination	(700)	(788)	(106)
Repurchases of common stock	(2,477)	(754)	—
Proceeds from stock option exercises	252	85	57
Issuance of common stock pursuant to restricted stock units	(24)	—	—
Net cash used in financing activities	(3,583)	(3,787)	(2,403)
Increase in cash and cash equivalents	436	6,883	1,413
Cash and cash equivalents at beginning of period	18,701	11,818	10,405
Cash and cash equivalents at end of period	$19,137	$18,701	$11,818

Supplemental cash flow information:
Cash paid during the year for:
Interest	$45	$111	$200
Income taxes	339	439	455

Supplemental schedule of non-cash investing and financing activities:
Liabilities incurred for business combinations	$—	$971	$2,610
Issuance of common stock for vested restricted stock units	5	5	—

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiaries in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. We combine our unique intellectual property, products, decades of experience in traffic management and information technologies to offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers worldwide. Iteris was originally incorporated in Delaware in 1987.

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

Revenue Recognition

Product revenues and related costs of sales are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery under the terms of the arrangement has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the receivable is reasonably assured. These criteria are typically met at the time of product shipment, but in certain circumstances, may not be met until receipt or acceptance by the customer. Accordingly, at the date revenue is recognized, the significant obligations or uncertainties concerning the sale have been resolved.

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

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts.

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

Costs in excess of billings on uncompleted contracts at March 31, 2013 and 2012 include approximately $937,000 and $944,000, respectively, which were not billable because certain milestone objectives specified in the contracts had not been attained. The costs and estimated earnings in excess of billings at March 31, 2013 are expected to be billed and collected during the fiscal year ending March 31, 2014.

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

Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in the Middle East, Europe, South America and Asia. We generally do not require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less. Included in cash and cash equivalents of $19.1 million as of March 31, 2013, is approximately $500,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency.  The performance bond collateral is required throughout the delivery of our services and until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through 2014.

Allowance for Doubtful Accounts

The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. We also maintain an allowance based on our historical collections experience. When we determine that collection is not likely, we write off accounts receivable against the allowance for doubtful accounts.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”) we adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We performed an annual impairment assessment of the carrying value of goodwill for each of the fiscal years ended March 31, 2013, 2012 and 2011. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. Refer to Note 5 for additional discussion regarding our interim goodwill impairment analysis during the fiscal year ended March 31, 2011 (“Fiscal 2011”).

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

Advertising Expenses

Advertising costs are expensed in the period incurred and totaled $165,000, $187,000 and $224,000 in the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance under GAAP. Additionally, among other disclosures, this ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We adopted the amendments prescribed by ASU 2011-04 for our fiscal year ended March 31, 2013 (“Fiscal 2013”), which has not resulted in a material impact on our consolidated financial statements.

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

2.             Supplementary Financial Information

Inventories

The following table presents details regarding our inventories:

	March 31,
	2013	2012
	(In thousands)
Materials and supplies	$1,504	$1,513
Work in process	105	98
Finished goods	856	843
	$2,465	$2,454

Property and Equipment

The following table presents details of our property and equipment:

	March 31,
	2013	2012
	(In thousands)
Equipment	$6,126	$5,545
Leasehold improvements	1,953	1,946
Accumulated depreciation	(6,217)	(5,543)
	$1,862	$1,948

Intangible Assets

The following table presents details regarding our intangible assets:

	March 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,178)	$1,856	$(935)
Customer contracts / relationships	750	(247)	750	(122)
Trade names and non-compete agreements	1,110	(495)	1,110	(219)
Capitalized software development costs	328	—	138	—
Total	$4,044	$(1,920)	$3,854	$(1,276)

Amortization expense for intangible assets subject to amortization was approximately $644,000, $504,000 and $176,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

We capitalized approximately $190,000 and $138,000 for the fiscal years ended March 31, 2013 and 2012, respectively, of internal costs incurred in developing software products to be sold. These costs related to the internal development of our performance measurement software offerings.

We do not have any intangible assets with indefinite useful lives. Future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2014	$736
2015	540
2016	469
2017	282
2018	88
Thereafter	9
$2,124

Refer to Note 4 for additional information regarding intangible assets acquired during the last three fiscal years. If we acquire additional intangible assets in future periods, our amortization expense will increase.

Goodwill

The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2012 and Fiscal 2013:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Balance - March 31, 2011
Goodwill	8,214	16,278	—	24,492
Accumulated impairment losses	—	(7,970)	—	(7,970)
	8,214	8,308	—	16,522
Acquisition of Berkeley Transportation Systems, Inc. (Note 4)	—	796	—	796

Balance - March 31, 2012
Goodwill	8,214	17,074	—	25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)
	$8,214	$9,104	$—	$17,318

Balance - March 31, 2013
Goodwill	8,214	16,278	796	25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)
	$8,214	$8,308	$796	$17,318

Warranty Reserve Activity

The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of fiscal year	$231	$279	$297
Additions charged to cost of sales	139	86	137
Warranty claims	(201)	(134)	(155)
Balance at end of fiscal year	$169	$231	$279

Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$914	$1,306	$(5,154)

Denominator:
Weighted average common shares used in basic computation	33,491	34,259	34,335
Dilutive stock options	60	96	—
Dilutive restricted stock units	56	25	—
Dilutive warrants	2	—	—
Weighted average common shares used in diluted computation	33,609	34,380	34,335

Income (loss) from continuing operations per share:
Basic	$0.03	$0.04	$(0.15)
Diluted	$0.03	$0.04	$(0.15)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income (loss) from continuing operations per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)

Stock options	1,049	1,840	1,467
Restricted stock units	—	—	54
Warrants	4	15	272

3.             Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Under the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement. As of March 31, 2013, we received approximately $0.9 million in connection with royalty-related earn-outs provisions for a total of $14.6 million in cash from the Asset Sale.

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

In comparing the above net assets to the net proceeds received, we recorded a gain on the Asset Sale of $1.5 million and $1.2 million, after tax, in the accompanying consolidated statements of operations for Fiscal 2013 and Fiscal 2012, respectively. The effective tax rate applicable to the gain was impacted by goodwill of $4.7 million for Fiscal 2012, for which there is no corresponding tax basis. Included in the $1.5 million gain on the Asset Sale in Fiscal 2013, is an accrual for approximately $90,000, or $58,000 after tax, related to certain performance and royalty-related earn-outs (as described above) that were achieved through March 31, 2013.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the consolidated statements of operations for all periods presented. For the fiscal years ended March 31, 2013, 2012 and 2011, Vehicle Sensors net sales classified as part of discontinued operation was $0, $3.2 million and $7.5 million, respectively. We elected not to allocate any interest expense to the discontinued operation.

We entered into a short-term transitional services agreement with Bendix that terminated at the end of February 2012, pursuant to which we provided them certain ongoing logistical and administrative support services. Bendix paid us a fixed monthly amount for such support services, and also paid us an hourly amount for providing certain development-related services during the transition period.

4.            Acquisitions

Berkeley Transportation Systems, Inc.

In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”). BTS was a privately-held company based in Berkeley, California, which specializes in transportation performance measurement. BTS’ Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays and travel time. Our primary reasons for the acquisition were to add key technologies to complement our iPerform solutions and strengthen our performance measurement and management initiative as a whole.

Our consolidated financial statements for Fiscal 2013 and Fiscal 2012 include the results of operations of BTS commencing as of the acquisition date. BTS contributed approximately $3.3 million and $935,000 of revenues and approximately $294,000 and $367,000 of operating losses included in the consolidated statement of operations for Fiscal 2013 and Fiscal 2012, respectively. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash to BTS. Additionally, we are also scheduled to pay up to $250,000 at the 24-month anniversary of the closing of the acquisition, pursuant to a holdback provision, and up to $335,000 at the 36-month anniversary of the closing of the acquisition, pursuant to a deferred payment provision. In our third fiscal quarter ended December 31, 2012, the Company entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions, and as a result, the Company paid $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in our fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company’s obligation under the earn-out provisions of the agreement.

Acquisition Accounting

We accounted for the acquisition of BTS as a business combination in accordance with applicable accounting guidance. We measured the fair value of the consideration transferred (including contingent consideration) to determine the purchase price of the acquisition. We allocated the fair value of consideration transferred to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.

The BTS acquisition was recorded as follows (in thousands):

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
		$1,100

Meridian Environmental Technology, Inc.

In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. (“MET”), a privately-held company based in Grand Forks, North Dakota. MET specializes in 511 advanced traveler information systems, as well as Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. Our primary reasons for the acquisition were (i) to enhance our ability to provide travelers and traffic management authorities with more accurate and real-time information and network performance management tools and (ii) to provide Iteris with key capabilities in the emerging performance measurement and management market. From the date of acquisition through the end of Fiscal 2011, MET contributed approximately $1.5 million of revenues and approximately $77,000 of operating income included in the consolidated statement of operations for Fiscal 2011.

Our consolidated financial statements for the fiscal years ended March 31, 2013, 2012 and 2011 include the results of operations of MET commencing as of the acquisition date. On or shortly after the acquisition date, we paid approximately $1.6 million in cash, exclusive of $369,000 of cash acquired. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2 million under a 24-month earn-out provision.  Acquisition-related costs were not significant and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for Fiscal 2011.

In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, we currently expect to pay approximately $400,000 to the MET shareholders in the first quarter of the fiscal year ending March 31, 2014, which is recorded in our accrued liabilities in our consolidated balance sheet at March 31, 2013.

Acquisition Accounting

We accounted for the acquisition of MET as a business combination in accordance with applicable accounting guidance. We measured the fair value of the consideration transferred (including contingent consideration) to determine the purchase price of the acquisition. We allocated the fair value of consideration transferred to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.

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

In Fiscal 2012, we early adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test. We determined it was more appropriate and cost effective to perform a qualitative assessment in Fiscal 2012 and a quantitative first-step assessment in Fiscal 2013 to estimate the fair value of our reporting units using the income approach. Based on our assessments, we determined that no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

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

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. To determine this value, we estimated the fair value of the assets and liabilities, including certain intangible assets, to be allocated to the Transportation Systems reporting unit as of December 31, 2010. The implied fair value of goodwill was measured as the difference between the estimated fair value of the reporting unit over the estimated fair value amounts of its assets and liabilities. The impairment loss for the Transportation Systems reporting unit was measured as the amount the carrying value of its goodwill exceeded the implied fair value of the goodwill. Accordingly, in order to write down Transportation Systems goodwill with a carrying value of $14.9 million to its implied fair value of $6.9 million, we recorded an impairment charge of $8.0 million in the three months ended December 31, 2010.

We estimated the fair value of the Transportation Systems reporting unit using the income approach, which was based on management’s business plans and financial projections at that time for the next five years, along with a perpetual growth rate thereafter of approximately 4%. The analysis also used a weighted average discount rate of approximately 14%, our estimated cost of capital, slightly adjusted for increased market risk.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of MET and BTS was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for Fiscal 2013 (in thousands):

Balance at March 31, 2012	$2,204
Deferred payments made to BTS shareholders	(700)
Payments made or accrued to reduce MET liability	(362)
Change in fair value included in net income	(181)
Balance at March 31, 2013	$961

The change in the estimated fair value of this liability during the current fiscal year resulted primarily from payments to the shareholders of BTS related to the achievement of earn-out targets and reductions to our MET estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

The current portions of the liability at March 31, 2013 and 2012 were approximately $652,000 and $1.6 million, respectively, and were included within accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portions of the liability are included within non-current liabilities in the accompanying consolidated balance sheets.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2013.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. See Notes 4 and 5 above for further discussion regarding certain of our intangible assets and goodwill balances (including goodwill impairment) that were measured at fair value, using certain Level 3 inputs, during the fiscal years ended March 31, 2013 and 2012.

7.            Credit Facility

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012.  In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.  As of March 31, 2013 and March 31, 2012, no amounts were borrowed under the revolving line of credit portion of the credit facility.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

As of March 31, 2012, we had outstanding borrowings of approximately $634,000 under the term note, which was set to expire on May 1, 2013. Principal payments under this term note were required to be repaid in monthly installments of $152,000.  During the first quarter of Fiscal 2013, all principal and interest payments under the term note were paid in full. The term note contained no early termination fees.

8.            Income Taxes

The reconciliation of our income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Income tax provision (benefit) at statutory rates	$554	$663	$(1,658)
State income taxes net of federal benefit	18	562	189
Impairment charges	—	—	2,044
Research credits	(39)	(246)	—
Change in fair value of contingent acquisition consideration	(62)	(211)	—
Compensation charges	31	59	94
Unrecognized tax benefits	—	(276)	(288)
Change in valuation allowance	188	—	—
Other	26	92	(103)
Provision for income taxes	$716	$643	$278

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating losses	$7,031	$8,246
Credit carry forwards	960	773
Deferred compensation and payroll	913	941
Bad debt allowance and other reserves	462	433
Deferred rent	315	435
Other, net	156	301
Total deferred tax assets	9,837	11,129
Valuation allowance	(188)	—
Total deferred tax assets, net of valuation allowance	9,649	11,129

Deferred tax liabilities:
Property and equipment	(482)	(517)
Acquired intangibles	(535)	(754)
Goodwill	(381)	(193)
Total deferred tax liabilities	(1,398)	(1,464)
Net deferred tax assets	$8,251	$9,665

The components of current and deferred federal and state income tax provisions and (benefits) are as follows:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Current income tax provision (benefit):
Federal	$(20)	$(221)	$(186)
State	99	208	264
Deferred income tax provision (benefit):
Federal	425	12	251
State	212	644	(51)
Net income tax provision	$716	$643	$278

At March 31, 2013, we had approximately $587,000 in federal alternative minimum tax credit carryforwards that can be carried forward indefinitely. We had $22.0 million of federal net operating loss carryforwards at March 31, 2013 that begin to expire in 2021. We also had $9.2 million of state net operating loss carryforwards at March 31, 2013, of which $420,000 are scheduled to expire in 2014, $8.5 million are scheduled to expire in 2015 and $298,000 are scheduled to expire in 2031.

Due to changes in stock ownership, our federal net operating loss carryforwards of approximately $22.0 million as of March 31, 2013 and other federal attributes are subject to an annual limitation under Section 382 of the Internal Revenue Code. As of March 31, 2013, based on the cumulative amount of tax attributes that have become available under the limitation imposed by Section 382, all of our net operating losses are now fully available for use. Our deferred tax assets at March 31, 2013 do not include approximately $906,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders’ equity will be increased.

As of March 31, 2013, we recorded a valuation allowance against certain of our state net operating loss carryforwards in the amount of $188,000, net of federal tax benefit, which we estimated were more likely to not be realized within the applicable carryforward period.  As of March 31, 2012, we determined that it was more likely than not that our deferred tax assets would be realized and no general valuation allowance was recorded against our deferred tax assets. In making our determination as to the realizability of our deferred tax assets, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

Unrecognized Tax Benefits

As of March 31, 2013 and 2012, our gross unrecognized tax benefits were $218,000 and $1.7 million, respectively, of which $115,000 and $1.3 million, respectively, if recognized, would affect our effective tax rate.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2013 and 2012, we had accrued cumulatively $68,000 and $56,000, respectively, for the payment of potential interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$1,692	$1,941	$2,153
Increases for tax positions taken in prior years	—	97	121
Decreases for tax positions taken in prior years	(1,431)	(10)	(15)
Increases for tax positions taken in the current year	17	20	17
Settlement with taxing authorities	—	—	(8)
Lapse in statute of limitations	(60)	(356)	(327)
Gross unrecognized tax benefits at March 31	$218	$1,692	$1,941

As of March 31, 2012, our unrecognized tax benefits included $1.4 million related to estimated tax credit carryforwards which, if recognized, would have given rise to a deferred tax asset. As of March 31, 2013, we concluded that the information necessary to compute and substantiate the credits was not available or reasonably obtainable. As such, we will neither recognize a deferred tax asset for the estimated credit carryforwards, nor continue maintaining an offsetting amount of unrecognized tax benefits. We anticipate a decrease in gross unrecognized tax benefits of approximately $30,000 within the next twelve months based on federal and state statute expirations in various jurisdictions.

We are subject to taxation in the U.S. and various states. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2010 or later, and state and local income tax examination for fiscal tax years ended March 31, 2009 or later.

9.                                      Commitments and Contingencies

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

We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2013 were as follows:

Year Ending March 31,
(In thousands)
2014	$2,251
2015	1,723
2016	526
2017	431
2018	311
Thereafter	172
$5,414

Rent expense totaled approximately $1.9 million for each of the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes two of our directors, one of whom is the former Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. We have previously fully reserved for amounts owed to us by MAXxess under the terms of this sublease. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of March 31, 2013, approximately $259,000 of the original principal balance and interest for calendar year 2012 of approximately $15,000 was outstanding and payable to Iteris. Subsequent to March 31, 2013, the interest payment was received in full. All outstanding principal remains fully reserved.

Inventory Purchase Commitments

At March 31, 2013, we had firm commitments to purchase approximately $2.3 million of inventory, operating assets and other supplies, which are expected to occur primarily during the first and second quarters of our fiscal year ending March 31, 2014.

10.                              Stockholders’ Equity

Preferred Stock

Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2013 and 2012, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

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

Common Stock Warrants

As of March 31, 2013, we had outstanding fully exercisable warrants to purchase 15,000 shares of our common stock. These warrants have an exercise price per share of $1.42 and a remaining contractual life of 0.4 years. There was no activity with respect to these or any other warrants during Fiscal 2013.

In connection with our adoption of certain provisions of accounting for derivatives, which became effective for us on April 1, 2009, we determined that certain outstanding warrants to purchase shares of our common stock contained provisions that provide for a possible future adjustment to either the exercise price and/or number of shares to be issued upon exercise. As such, beginning April 1, 2009, we began recognizing these warrants as liabilities at their respective estimated fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $47,000 was recognized as an adjustment to the opening balance of accumulated deficit at April 1, 2009. The amounts recognized in the consolidated balance sheet as a result of our adoption on April 1, 2009 were determined based on the amounts that would have been recognized if this accounting treatment had been applied from the issuance date of the warrants. By March 31, 2011, all such warrants had expired unexercised, and thus there was no remaining liability recorded on our consolidated balance sheet at that date or thereafter. We estimated the fair value of these warrants using the BSM option-pricing formula. The change in the estimated fair value of the warrants for the fiscal year ended March 31, 2011 is included in “other income, net” in the accompanying consolidated statement of operations.

Common Stock Reserved for Future Issuance

The following summarizes common stock reserved for future issuance at March 31, 2013:

Number of Shares
(In thousands)
Stock options outstanding	1,744
Restricted stock units outstanding	210
Authorized for future issuance under stock incentive plans	921
Warrants outstanding	15
2,890

11.                              Employee Benefit Plans

Stock Incentive Plans

In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the “2007 Plan”), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. At March 31, 2013, there were approximately 921,000 shares of common stock available for grant under this plan. As of March 31, 2013, options to purchase approximately 1,186,000 shares of common stock, as well as 210,000 RSUs, were outstanding under the 2007 Plan.

Our 1997 Stock Incentive Plan (the “1997 Plan”) terminated in September 2007; however, all stock options outstanding under the 1997 Plan remain outstanding pursuant to the terms of such stock options. As of March 31, 2013, options to purchase approximately 558,000 shares of our common stock were outstanding under the 1997 Plan. No further options or other stock-based awards may be granted under the 1997 Plan.

In connection with our merger with our Iteris, Inc. subsidiary (the “Iteris Subsidiary”) in 2004, we assumed the 1998 Stock Incentive Plan (the “1998 Plan”) of the Iteris Subsidiary and all outstanding options granted thereunder. As of March 31, 2013, there were no options remaining to purchase shares of our common stock under the 1998 Plan. No further options or other stock-based awards may be granted under the 1998 Plan.

Certain options granted under the 2007 Plan and the 1997 Plan (collectively, the “Plans”) and the RSUs granted under the 2007 Plan provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.

Stock Options

A summary of activity in the Plans with respect to our stock options for Fiscal 2013 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2012	2,493	$1.64
Granted	220	1.53
Exercised	(189)	1.33
Forfeited	(49)	1.14
Expired	(731)	1.46
Options outstanding at March 31, 2013	1,744	$1.74	5.2	$626
Options exercisable at March 31, 2013	1,288	$1.87	4.0	$423
Vested and expected to vest at March 31, 2013	1,690	$1.75	5.1	$601
Options exercisable at March 31, 2013 pursuant to a change-in-control	1,744	$1.74	5.2	$626

	—	—	—	—

Restricted Stock Units

In August 2010, we began granting RSUs under the 2007 Plan to certain of our employees. RSU awards are stock-based awards that entitle the holder to receive one share of our common stock for each RSU upon vesting. RSUs vest at the rate of 25% on each of the first four anniversaries of the grant date provided that the holder remains in service (as defined by the 2007 Plan) as of the vesting date. The fair value per RSU is determined based on the closing market price of our common stock on the grant date.

A summary of activity with respect to our RSUs for Fiscal 2013 is as follows:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2012	235	$1.32
Granted	80	1.50
Vested	(68)	1.35
Forfeited	(37)	1.23
RSUs outstanding at March 31, 2013	210	$1.39	2.4	$56
Expected to vest at March 31, 2013	182	$1.39	2.3	$49
Common stock issuable (for RSUs) at March 31, 2013 upon a change-in-control	210	$1.39	2.4	$56

	—	—	—	—

Stock-Based Compensation

The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Cost of revenues	$42	$45	$47
Selling, general and administrative expense	237	280	305
Income from discontinued operation, net of tax	—	6	30
Total stock-based compensation	$279	$331	$382

At March 31, 2013, there was approximately $419,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2013	2012	2011

Expected life - years	7.0	7.0	7.0
Risk-free interest rate	1.2%	1.6%	2.1%
Expected volatility of common stock	52%	52%	58%
Dividend yield	—%	—%	—%

A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$0.81	$0.61	$0.86
Intrinsic value of options exercised	$42	$7	$23

Employee Incentive Programs

Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2013, 2012 and 2011.

We sponsor a defined contribution 401(k) plan (“the 401(k) Plan”), adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. Under the provisions of the 401(k) Plan, associates have various investment choices, one of which is the purchase of Iteris common stock at market price. We match up to 90% of contributions, based on years of service, up to a stated limit. From July 1, 2009 through March 31, 2010, we temporarily suspended our matching contributions to the 401(k) Plan. Beginning in April 2010, we reinstituted certain limited matching contributions to the 401(k) Plan. Our matching contributions under the 401(k) Plan were approximately $498,000, $475,000 and $491,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

12.                               Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the program in August 2011 through March 31, 2013, we repurchased approximately 2,097,000 shares of our common stock for an aggregate of approximately $3.2 million at an average price per share of $1.52.

For our fiscal year ended March 31, 2013 and 2012, we repurchased approximately 1,523,000 and 574,000 shares of our common stock, respectively. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of March 31, 2013.

13.                               Business Segments, Significant Customer and Geographic Information

Business Segments

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

The iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement. During Fiscal 2012, we began the development of IterisPeMS.  IterisPeMS is a state-of-the-art, information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. IterisPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

Selected financial information for our reportable segments for the fiscal years ended March 31, 2013, 2012 and 2011 is as follows:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Year Ended March 31, 2013
Revenues	$26,002	$32,389	$3,294	$61,685
Depreciation	221	362	20	603
Segment income (loss)	4,119	3,622	(294)	7,447

Year Ended March 31, 2012
Revenues	$27,679	$29,792	$935	$58,406
Depreciation	194	393	5	592
Segment income (loss)	4,813	3,151	(367)	7,597

Year Ended March 31, 2011
Revenues	$28,208	$23,758	$—	$51,966
Depreciation	217	250	—	467
Impairment of goodwill	—	7,970	—	7,970
Segment income (loss)	6,328	(5,258)	—	1,070

The following table reconciles total segment income to consolidated income (loss) from continuing operations before income taxes:

	Year Ended March 31,
	2013	2012	2011
Segment income (loss):
Total income from reportable segments	$7,447	$7,597	$1,070
Unallocated amounts:
Corporate and other expenses	(5,350)	(5,695)	(5,581)
Amortization of intangible assets	(644)	(504)	(176)
Change in fair value of contingent acquisition consideration	181	619	(55)
Other income, net	2	4	18
Interest expense, net	(6)	(72)	(152)
Income (loss) from continuing operations before income taxes	$1,630	$1,949	$(4,876)

Significant Customer and Geographic Information

We currently have, and historically have had, a diverse customer base. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues.  For Fiscal 2012 and Fiscal 2011, no individual customer represented greater than 10% of our total revenues.

No individual customer or government agency had a receivable balance at March 31, 2013 or 2012 greater than 10% of our total trade accounts receivable balances as of March 31, 2013 and 2012, respectively.

The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2013	2012	2011

Middle East	3%	—%	—%
Europe	—	—	5
Asia	—	1	5
Other	1	1	3
	4%	2%	13%

Substantially all of our long-lived assets are held in the U.S.

14.                              Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net Income	Basic Net Income per Share		Diluted Net Income per Share
		(In thousands, except per share amounts)
June 30, 2012	$16,304	$6,264	$676	$0.02		$0.02
September 30, 2012	15,504	6,071	550	0.02		0.02
December 31, 2012	13,994	5,151	1,097	0.03		0.03
March 31, 2013	15,883	5,772	56	0.00		0.00
	$61,685	$23,258	$2,379	$0.07	*	$0.07	*

June 30, 2011	$13,892	$5,869	$97	$0.00		$0.00
September 30, 2011	14,393	6,005	1,310	0.04		0.04
December 31, 2011	14,881	5,464	747	0.02		0.02
March 31, 2012	15,240	5,733	360	0.01		0.01
	$58,406	$23,071	$2,514	$0.07	*	$0.07	*

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

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.15*	Form of Addendum to Stock Option Agreement for 1998 Plan	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.16*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.17	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.19*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.20*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.21*	Change in Control Agreement dated June 11, 2008 by and between James S. Miele and Iteris, Inc.	Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 12, 2008

10.22	Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.23	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 11, 2009

10.24*	Letter Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.25*	Change in Control Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.26*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.27	Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2010

21	Subsidiaries of the registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney	Filed herewith (included on the Signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

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