Form 10-K/A
period 2013-03-31
ITERIS, INC.
filed 2013-07-29
CIK 350868

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

As of May 28, 2013, there were 33,645,241 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2013, originally filed on June 7, 2013 (the “Original Filing”).  We are filing this Amendment solely to include the information required by Part III and not included in the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context.  Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

In this Amendment, unless the context indicates otherwise, the terms the “Company,” “Iteris,” “we,” “us,” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries.  In addition, unless the context indicates otherwise, each reference to “this report” or “the Annual Report” or words of like import in this Amendment, shall be deemed to be a reference to our annual report on Form 10-K for the year ended March 31, 2013, as amended by this Amendment.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table and narrative below set forth certain information, as of July 15, 2013, regarding our directors and executive officers.  We believe our directors have the following other key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of experience and thought; and the commitment to devote significant time and energy to service on our Board of Directors (the “Board”) and its committees.

Name	Age	Current Position(s) with Iteris
Richard Char(3)	54	Director
Kevin C. Daly, Ph.D.(2)(3)	69	Director
Gregory A. Miner(1)	58	Chairman of the Board
Abbas Mohaddes	56	Chief Executive Officer, President and Director
Joel Slutzky(3)	74	Director
Thomas L. Thomas(1)(2)(3)	64	Director
Mikel Williams(1)(2)	56	Director
James S. Miele	45	Chief Financial Officer, Vice President and Secretary
Todd Kreter	53	Senior Vice President, Sensors Development and Operations
Thomas N. Blair	49	Senior Vice President, iPerform

(1)           Member of the Audit Committee

(2)           Member of the Compensation Committee

(3)           Member of the Nominating and Corporate Governance Committee

Richard Char has served as a Managing Director with Citi Enterprise Payments since August 2011.  He is currently the Global Head of Digital Networks and Retail Solutions.  Prior to joining Citi, Mr. Char was the Senior Managing Director at Regent Pacific Management Corporation, a turnaround, restructuring, and performance improvement firm, from September 2010 to August 2011.  From October 2008 to March 2010, Mr. Char served as CEO of Incentium, LLC (formerly, VIPGift LLC), a provider of corporate and consumer loyalty and incentive programs.  Incentium filed for bankruptcy protection in February 2011.  From June 2006 to July 2008, Mr. Char was the Senior Vice President of Corporate Development and General Counsel of Blackhawk Network, Inc., an affiliate of Safeway which markets pre-paid gift cards through leading U.S. retailers.  Mr. Char’s prior business experience includes serving as the President and Chief Executive Officer of IC Media, a developer of CMOS digital image sensors, as the Managing Director with the Technology Group of Credit Suisse First Boston, as Co-Head of Technology Investment Banking at Cowen & Company, and as a partner in the law firm of Wilson Sonsini Goodrich & Rosati.  Mr. Char also served on the board of directors of Netlist, Inc. from January 2010 until December 2012.  He received his A.B. degree from Harvard College and his J.D. degree from Stanford Law School.  Mr. Char has served as a director since October 2005 and brings to the Board of Directors executive leadership experience, as well as significant corporate finance, legal and corporate development experience and financial acumen through his many years of work as a lawyer and in corporate finance.

Kevin C. Daly, Ph.D. has served as the CEO of Maxxess Systems, Inc., a provider of electronic security systems, since November 2005.  Between August 2007 and August 2009, Dr. Daly also served as CEO of iStor Networks, Inc., a manufacturer of IP SAN storage systems.  Prior to that, he served as the CEO of several technology companies, including Avamar Technologies, Inc. and ATL Products, Inc.  Dr. Daly currently serves on the board of directors of STEC, Inc., a provider of solid state disk systems, and from 2002 to 2008, he served as a director of Danka Business Systems, PLC.  Dr. Daly received a B.S. degree in electrical engineering from the University of Notre Dame and M.S., M.A. and Ph.D degrees in engineering from Princeton University.  He has served as a director of Iteris since 1993.  Having served as the CEO of several technology companies and as a director of both private and public companies, Dr. Daly offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by such companies.

Gregory A. Miner has served as a Managing Partner of Merchant Capital Source, LLC, a company that provides working capital financing solutions to merchants, since 2004.  Prior to that, Mr. Miner served in a number of management positions with us and our subsidiaries, most recently as our Chief Executive Officer.  Mr. Miner is a Certified Public Accountant and his business experience includes work at Deloitte Haskins and Sells (now known as Deloitte LLP).  Mr. Miner has served as a director since 1998 and as our Chairman of the Board of Directors since 2004.  Through his service in a variety of executive positions with us and our subsidiaries, Mr. Miner has a deep and broad understanding of our business as well as the leadership skills and the operational understanding to provide sound guidance in continuing to grow our business.

Abbas Mohaddes has served as our Chief Executive Officer and President since March 2007 and as a director since September 2005.  Prior to his promotion in March 2007, Mr. Mohaddes served as our Executive Vice President from October 2004.  He also served in a number of executive positions with our former Iteris, Inc. subsidiary (“Iteris Subsidiary”), through which the majority of our current operations were conducted until we merged that subsidiary into us in October 2004.  Mr. Mohaddes was also the President and Chief Executive Officer of Meyer, Mohaddes Associates, Inc. (“MMA”), an ITS and transportation firm that he co-founded, which was acquired by the Iteris Subsidiary in 1998.  Mr. Mohaddes is the past chairman of the board and a founding member of ITS America and a member of several trade organizations, including Transportation Research Board, Institute of Transportation Engineers, and the Design/Build Institute of America.  Mr. Mohaddes provides extensive technology, industry and management experience to the Board, as well as a substantial understanding of the Company and its operations resulting from his service as an officer of our Iteris Subsidiary and as the founder of MMA.

Joel Slutzky is a co-founder of the Company and has served as a director since its incorporation and as the Chairman of the Board of Directors until October 2004.  Prior to 2004, Mr. Slutzky served in various capacities for us and our subsidiaries, most recently as our Chief Executive Officer and as the Chairman of the Board of the Iteris Subsidiary.  Mr. Slutzky currently serves on the board of directors of Project Tomorrow, an organization focused on improving Kindergarten through 12th grade science education in Orange County, California and the Butterfly Connection, an organization that promotes creativity and critical thinking skills in K-12 education.  As the co-founder of the Company with over 40 years of experience with technology companies, Mr. Slutzky is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Thomas L. Thomas has served as the Executive Chairman of International Decision Systems, a provider of software and solutions for the equipment finance market, since September of 2009.  He also owns a management consulting business, T2 Partners.  From 2004 until his retirement in July 2008, Mr. Thomas was as the President and Chief Operating Officer of Global Exchange Services, a provider of business-to-business EDI and supply chain management solutions.  Prior to that, Mr. Thomas served as the President and CEO at several technology companies, including HAHT Commerce, Ajuba Solutions, and Vantive Corporation, and served in various senior and executive positions at 3Com Corporation, Dell Computer Corporation, Kraft General Foods and Sara Lee Corporation.  Mr. Thomas also served on the board of directors of infoGroup, Inc. from January 2009 to July 2010.  Mr. Thomas has served as a director of Iteris since 1999 and offers to the Board of Directors valuable business, leadership and strategic insights obtained through his service in a variety of industries, including a number of technology companies, and his experience in working with companies through several stages of their development.

Mikel Williams has served as the Chief Executive Officer and a director of JPS Industries, Inc., a manufacturer of extruded urethane film, sheet and tubing, ethylene vinyl acetate film and sheet and mechanically formed glass and aramid substrate materials for specialty applications, since May 2013.  Prior to that, Mr. Williams was the President, Chief Executive Officer and a director of DDi Corporation, a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 to May 2012 and a Senior Vice President and Chief Financial Officer of DDi from November 2004 to October 2005.  Mr. Williams has also served in various management positions with several technology related companies, including as the President and sole member of Constellation Management Group, LLC, where he provided strategic, operational, and financial consulting services to companies in the telecommunications, software and other technology-related industries, and in executive positions with Global TeleSystems, Inc. and its subsidiaries, a leading telecommunications company providing data and internet services in Europe.  Mr. Williams began his career as a certified public accountant in the State of Maryland, working as an auditor for Price Waterhouse.  Mr. Williams also serves on the boards of directors of Tellabs, Inc. and Lightbridge Communications Corporation.  Mr. Williams has served as a director of Iteris since April 2011 and provides the Board of Directors with operational and public company experience and valuable strategic insights through his many years of leadership positions in technology-related companies with international operations, as well as valuable knowledge and insights in finance and financial reporting matters.

James S. Miele has served as our Chief Financial Officer and Vice President of Finance since October 2004 and as the Secretary since March 2004.  Mr. Miele previously served as our Controller and the Controller of our Iteris Subsidiary.  Mr. Miele’s business experience includes working as an audit manager at Ernst & Young LLP, supervising financial statement audits for a variety of public and privately held companies.  Mr. Miele is a Certified Public Accountant in the State of California (inactive) and holds a B.S. degree in Accounting from San Diego State University.

Todd Kreter has served as Senior Vice President, Sensors Development and Operations, of the Company since May 2009.  Mr. Kreter served as our Vice President of Engineering from November 2007 to May 2009.  Prior to joining us, Mr. Kreter served in a number of executive positions at Quantum Corporation, most recently as the VP Global Services from 2004 to January 2007, where he managed the company’s worldwide customer service organization.  Mr. Kreter holds an executive M.B.A. from Stanford/AEA and a B.S. degree in mechanical engineering from California State University, Fullerton.

Thomas N. Blair has served as Senior Vice President, iPerform, of the Company since July 2012.  Prior to that, Mr. Blair served as general manager for Trimble Navigation Limited, a provider of integrated positioning, wireless, and software technology solutions, from 2007 to August 2011, and as vice president for new business development at @Road, Inc., a leading provider of mobile resource management solutions, from 2006 to 2007.  He also worked as director of business and corporate development at iAnywhere Solutions, a Sybase company, from 2003 to 2006.  Mr. Blair holds a B.S. degree in Management Information Systems from DeVry Institute of Technology and an M.S. degree in Computer Science from Rochester Institute of Technology.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Ethics and Business Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees.  The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.iteris.com.  We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics required to be disclosed under the rules of the SEC, at the same location on our website.

Audit Committee

We currently have several standing committees of the Board, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.  The current members of our Audit Committee are Messrs. Miner, Thomas and Williams.  The Board has determined that each member of the Audit Committee is “independent” under the listing standards of NYSE MKT and the SEC rules regarding audit committee memberships.  The Board has identified Mr. Williams as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Changes in Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board that were implemented since we last disclosed such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established, and we are required to report any failure to file by such dates.  For the fiscal year ended March 31, 2013 (“Fiscal 2013”), our 10% stockholders, Messrs. Austin W. Marxe and David M. Greenhouse, did not file Form 4 reports for the following transactions within two business days of the applicable transaction:  (i) sale of 32,400 shares of common stock on October 4, 2012 and (ii) sale of  21,207 shares of common stock on February 15, 2013.  Based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended March 31, 2013 and written representations received from the reporting persons that no other reports were required, except as indicated in the foregoing sentence, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

ITEM 11.                EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended March 31, 2012 and 2013 by (i) our Chief Executive Officer and (ii) our other executive officers.  The officers listed below are collectively referred to as the “named executive officers” or “NEOs” in this proxy statement.

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Abbas Mohaddes	2013	$380,016	$—	$—	$—	$39,039	$13,581	$432,636
Chief Executive Officer	2012	370,290	30,000	—	44,083	114,254	13,225	571,852

James S. Miele	2013	216,010	—	—	—	25,657	7,540	249,207
Chief Financial Officer	2012	214,028	15,000	22,000	17,633	65,288	5,788	339,737

Todd Kreter	2013	215,266	—	—	—	20,871	7,608	243,745
Senior Vice President	2012	208,276	15,000	22,000	17,633	39,173	7,405	309,487

Thomas N. Blair (6)	2013	160,894	—	75,000	79,100	50,000	1,858	366,852
Senior Vice President	2012	—	—	—	—	—	—	—

(1)                                 Discretionary cash bonus.

(2)                                 The dollar amounts shown represent the grant date fair value of restricted stock units (“RSUs”) granted during the applicable fiscal year calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, based on the closing sales price of the underlying shares of our common stock on the respective grant dates and without any adjustment for estimated forfeitures.  Each RSU represents the right to receive one share of our common stock.  The RSU awards vest in equal annual installments over four years, with the first installment vesting approximately one year after the grant date.  Vested shares are issued as soon as practicable after the applicable vesting date.

(3)                                 The dollar amounts shown represent the grant date fair value of stock options granted during the applicable fiscal year determined pursuant to the Black-Scholes-Merton option pricing formula, in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions used in the calculations, see Note 11 to our consolidated financial statements in the Annual Report.  See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.  The options have an exercise price equal to the closing sales price of our common stock as of the grant date, vest in equal annual installments over four years, and are not exercisable until vested.

(4)                                 The amounts shown in this column constitute the cash bonuses paid to each named executive officer based on the attainment of certain criteria pre-established by the Compensation Committee and, with respect to Mr. Blair, by Mr. Mohaddes.  These awards are discussed in further detail under “Plan-Based Bonuses” below.

(5)                                 Represents 401(k) plan employer contributions and automobile allowances paid by us.

(6)                                 Mr. Blair was hired on July 10, 2012 at an annual salary of $230,000.  The Fiscal 2013 salary noted above represents the amount earned by Mr. Blair from his hire date to the end of Fiscal 2013.

Plan-Based Bonuses

For Fiscal 2013, the potential compensation for Messrs. Mohaddes, Miele and Kreter included an annual cash bonus based upon criteria established by the Compensation Committee at the beginning of the fiscal year.  The bonuses were entirely based on our corporate and business unit performance.  For the CEO and CFO, 90% of their potential bonus was based on the total revenue and operating income achieved by the Company for the year and 10% of their potential bonus was based on revenue achieved by the iPerform segment.  For Mr. Kreter, 50% of his potential bonus was based on the total revenue and operating income achieved by the Company, 40% of his potential bonus was based on revenue and operating income achieved by the Roadway Sensors segment, and 10% of his potential bonus was based on revenue achieved by the iPerform segment.

The corporate and business unit performance targets for the annual cash bonuses for Messrs. Mohaddes, Miele and Kreter for Fiscal 2013 were as follows:

Performance Component(1)	No Bonuses At or Below	Target	Maximum
	(in thousands)
Corporate Revenue	$59,500	$70,000	$77,000
Corporate Operating Income	3,500	4,350	4,800
Roadway Sensors Revenue	29,700	33,000	34,650
Roadway Sensors Operating Income	3,850	4,800	5,500
iPerform Revenue	2,900	3,200	3,350

(1)                                The corporate revenue and operating income goals and the iPerform revenue goal were applicable to each NEO, and the Roadway Sensors revenue and operating income goals were applicable to Mr. Kreter.

The potential bonuses at target for Fiscal 2013 were as follows:  Mr. Mohaddes — $175,000; Mr. Miele — $115,000; and Mr. Kreter — $115,000.  If our performance for Fiscal 2013 exceeded the revenue and operating income targets set for bonus purposes, the executives could have earned an additional bonus of up to 50% of the target bonus award.  The full 50% additional bonus would have been earned by the NEOs if the Company had achieved the revenue and operating income goals set forth under the “Maximum” column above.  If the Company had achieved revenue and operating income which were less than the goals set forth under the “Maximum” column but more than the amounts set forth under the “Target” column, the additional bonus payable would have been proportional, or based on the level of the Maximum goal achieved when measured from the Target amount.  For example, if the performance had exceeded the Target goal by 25% of the difference between the Maximum and Target amounts, then 25% of the 50% additional bonus relating to such performance goal would have been payable.

In Fiscal 2013, our revenue and operating results for the Company and for the relevant business units were as follows:  Corporate Revenue — $61.7 million; Corporate Operating Income — $1.6 million; Roadway Sensors Revenue — $26.0 million; Roadway Sensors Operating Income — $1.6 million; iPerform Revenue — $3.3 million.  As a percentage of the targets set for bonus purposes, the results were as follows:  Corporate Revenue — 88.1%; Corporate Operating Income — 37.6%; Roadway Sensors Revenue — 78.8%; Roadway Sensors Operating Income — 32.8%; iPerform Revenue — 102.9%.  For bonus purposes, segment operating income results include certain corporate allocations.  Accordingly, based upon the above described criteria, bonuses in the following amounts were approved for Fiscal 2013:  Mr. Mohaddes — $39,039; Mr. Miele — $25,657; and Mr. Kreter— $20,871.

Mr. Blair joined the Company in July 2012 and was not included in the bonus plan described above for Fiscal 2013.  Pursuant to his offer letter, for Fiscal 2013, Mr. Blair was entitled to a bonus of up to $100,000 (with a guaranteed minimum of $50,000) based on criteria established by the CEO.  15% of the potential bonus was based on the total revenue and operating income achieved by the Company for the year, 20% of the potential bonus was based on revenue and operating income achieved by the iPerform segment and 20% of the potential bonus was based on the amount of backlog for the iPerform segment.  The remaining 45% of the potential bonus was based on Mr. Blair’s achievement of individual objectives focused on management of the iPerform business unit.  The minimum/maximum performance targets for Mr. Blair were as follows:  Corporate Revenue — $57.8 million/$74.8 million; Corporate Operating Income — $3.3 million/$4.5 million; iPerform Revenue — $2.8 million/$3.3 million; iPerform Operating Income — $(0.6) million/$(0.8) million; iPerform Backlog — $5.1 million/$6.0 million.  The amounts payable in connection with such targets were proportional, based on the level of the maximum goal achieved when measured from the minimum amount.  In Fiscal 2013, our revenue and operating results were as described in the paragraph immediately above and as follows:  iPerform Operating Income — $(0.7) million; iPerform Backlog — $3.3 million.  Based upon the above described criteria, Mr. Blair was paid his guaranteed bonus of $50,000 for Fiscal 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by each named executive officer as of March 31, 2013.

	Option Awards					Stock Awards
	Number of	Number of				Number of
	Securities	Securities				Shares or		Market Value
	Underlying	Underlying				Units of		of Shares or
	Unexercised	Unexercised	Option	Option	Option	Stock That		Units of Stock
	Options (#)	Options (#)	Exercise	Grant	Expiration	Have Not		That Have Not
Name	Exercisable	Unexercisable	Price ($)	Date (1)	Date	Vested (2)		Vested (3)
Abbas Mohaddes	30,000	—	$2.21	06/15/06	06/14/16	25,000	(4)	$44,500
Chief Executive Officer	100,000	—	2.55	03/14/07	03/13/17
	200,000	—	2.34	10/02/07	10/01/17
	75,000	25,000	1.41	05/27/09	05/26/19
	18,750	56,250	1.10	08/10/11	08/09/21

James S. Miele	20,000	—	3.26	09/02/05	09/01/15	12,500	(4)	22,750
Chief Financial Officer	15,000	—	2.21	06/15/06	06/14/16	15,000	(5)	27,300
	18,750	6,250	1.41	05/27/09	05/26/19
	7,500	22,500	1.10	08/10/11	08/09/21

Todd Kreter	25,000	—	2.46	02/21/08	02/20/18	12,500	(4)	22,750
Senior Vice President	18,750	6,250	1.41	05/27/09	05/26/19	15,000	(5)	27,300
	7,500	22,500	1.10	08/10/11	08/09/21

Thomas N. Blair	—	100,000	1.50	08/09/12	08/08/22	50,000	(6)	91,000
Senior Vice President

(1)                                Each option vests at the rate of 25% on each of the first four anniversaries of the grant date.

(2)                                Indicates the number of shares of common stock subject to RSU awards.  Each RSU represents the right to receive one share of our common stock.

(3)                                The dollar amounts represent the market value of the shares subject to the RSUs, calculated by multiplying the closing sales price of our common stock on the last business day of Fiscal 2013 by the applicable number of shares.

(4)                                The original RSU award was granted on August 12, 2010 and vests in equal annual installments over four years.  The first installment vested on August 10, 2011.  The shares indicated represent the remaining unvested amount.

(5)                                The original RSU award was granted on August 10, 2011 and vests in equal annual installments over four years.  The first installment vested on August 10, 2012.  The shares indicated represent the remaining unvested amount.

(6)                                The RSU award was granted on August 9, 2012 and vests in equal annual installments over four years, with the first installment vesting on August 9, 2013.

Employment Contracts; Termination of Employment and Change of Control Arrangements

We do not currently have any employment contracts in effect with any of our named executive officers other than the agreements described below.  We provide incentives such as salary, benefits and option grants to attract and retain executive officers and other key associates.  The plan administrators of the 1997 Stock Incentive Plan and the 2007 Omnibus Incentive Plan have the authority to provide for the accelerated vesting of outstanding options held by an individual in connection with the termination of such individual’s employment following an acquisition in which these options are assumed or the repurchase rights with respect to the unvested shares are assigned or upon certain changes in control of the Company.  Other than such accelerated vesting and the agreements described below, there is no agreement or policy which would entitle any executive officer to severance payments or any other compensation as a result of such officer’s termination.

Agreement with Abbas Mohaddes

On July 29, 2013, we entered into an Employment Agreement (the “Employment Agreement”) with Abbas Mohaddes, our Chief Executive Officer, which combines and supersedes, to the extent such agreements were not previously terminated, his letter agreement with the Company dated July 27, 2010 and his Change in Control Agreement with the Company dated July 27, 2010 (collectively, the “Prior Agreements”).  The principal terms of the Employment Agreement are substantially similar to the Prior Agreements.  The Employment Agreement has an initial term of three years and thereafter renews automatically for successive one year periods until ten years after the effective date (such initial term together with any renewal periods, the “Employment Period”), unless either party provides written notice of nonrenewal at least 30 days prior to the end of the initial term or any renewal period.  Under the terms of the Employment Agreement, Mr. Mohaddes is entitled to an initial base salary of $380,000 per year, which may be increased from time to time at the sole discretion of the Compensation Committee of our Board of Directors.  In the event that he is terminated without cause (as defined in the Employment Agreement) during the Employment Period, Mr. Mohaddes is entitled to (i) salary continuation for 12 months following termination (or a lump sum payment equal to his base salary in the event the termination without cause occurs within 12 months after a Change in Control (as defined in the Employment Agreement)), (ii) a lump sum payment equal to 50% of his average annual target bonus for the two years immediately preceding the year of termination, payable no later than 30 days following termination, and (iii) reimbursement for the cost to continue health benefit coverage under COBRA for a period of up to one year following termination.  If his employment is terminated as a result of death or disability, then Mr. Mohaddes (or his estate) will be entitled to, in the case of death, a lump sum payment equal to 50% of his then effective base salary and, in the case of disability, salary continuation of up to 90 days until he is eligible for short-term disability payments.  In the event that he resigns for Good Reason (as defined in the Employment Agreement) after a Change in Control, in lieu of any other benefits under the Employment Agreement, Mr. Mohaddes will be entitled to (I) a lump sum payment equal to one year’s base salary plus an amount equal to 50% of his average annual target bonus for the two years immediately preceding the year of termination, payable no later than 30 days following termination, and (II) reimbursement for the cost to continue health benefit coverage under COBRA for a period of up to one year following termination.

Agreement with James Miele

On June 11, 2008, we entered into a change in control agreement with James Miele, our Chief Financial Officer.  Pursuant to the terms of the agreement, in the event of an involuntary termination (as defined in the agreement) of Mr. Miele’s employment in connection with or within 12 months after a change in control, Mr. Miele would have been entitled to receive a lump sum payment of one year’s base pay and 50% of his target bonus for the year, with such payment to be reduced to 50% of the annual base pay and 25% of the bonus if the involuntary termination were due to his voluntary resignation which does not occur within the first six months after the change in control.  In addition, Mr. Miele would have been entitled to receive reimbursement for the cost of COBRA coverage for a period of up to one year following the involuntary termination of his employment.  The agreement terminated on June 11, 2013.

Director Compensation

Directors who are not employees of Iteris or any of its subsidiaries receive an annual retainer of $28,000 per year, paid quarterly, with the Chairman of the Board receiving an additional $10,000 per year.  No additional amounts are paid for attending meetings.  In addition, each non-employee director who serves on a Board committee receives the following annual amounts, paid quarterly:  Audit Committee — $2,500 ($5,000 for the Chair); Compensation Committee - $1,500 ($3,000 for the Chair); Nominating and Governance Committee - $1,000 ($2,000 for the Chair); ad hoc committees - $500 ($1,000 for the Chair).  All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees.

Non-employee directors are also eligible to receive periodic option grants pursuant to the Directors’ Automatic Option Grant Program under our 2007 Omnibus Incentive Plan.  Under that plan, each non-employee director receives an option to purchase 20,000 shares of common stock upon his initial appointment to the Board of Directors and an additional option to purchase 10,000 shares of common stock on the date of each annual meeting provided he has served on the Board for at least six months as of such annual meeting.  Each such option is immediately exercisable for any or all of the option shares, but the shares acquired are subject to repurchase by the Company at the exercise price paid per share if the optionee ceases service with the Company prior to vesting in those shares.  Each option vests in full upon the optionee’s completion of one year of service measured from the grant date.  However, the vesting of each such option will accelerate in full upon certain changes in control of the Company or upon the optionee’s death or disability while a director.  Each option granted to non-employee directors under the Directors’ Automatic Option Grant Program will have an exercise price equal to the fair market value of the common stock on the grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of service as a Board member.  Following the optionee’s cessation of Board service for any reason, each option will remain exercisable for a 12-month period and may be exercised during that time for any or all shares in which the optionee is vested at the time of such cessation of service as a director.

The following table sets forth a summary of the compensation earned in Fiscal 2013 by each person who served as a director during such year, who is not a named executive officer.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Richard Char	$31,000	$8,508	$39,508
Kevin C. Daly, Ph.D.	33,500	8,508	42,008
Gregory A. Miner	41,500	8,508	50,008
Joel Slutzky	29,500	8,508	38,008
Thomas L. Thomas	33,000	8,508	41,508
Mikel Williams	32,250	8,508	40,758

(1)                                 Represents amounts earned by the directors based on the compensation arrangement described above.

(2)                                 The dollar amounts shown represent the grant date fair value of stock options granted in Fiscal 2013 determined pursuant to the Black-Scholes-Merton option pricing formula, in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions used in the calculations, see Note 11 to our consolidated financial statements in the Annual Report.  See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.  At the end of Fiscal 2013, the non-employee directors held options for the following number of shares of common stock:  Richard Char — 65,000; Kevin C. Daly, Ph.D. — 60,000; Gregory A. Miner — 250,000; Joel Slutzky — 65,000; Thomas L. Thomas — 60,000; and Mikel Williams — 30,000.

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

We have entered into agreements to indemnify certain of our directors and officers in addition to the indemnification provided for in the certificate of incorporation and bylaws.  These agreements, among other things, indemnify such directors and officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of Iteris, or as a director or officer of any other company or enterprise to which the person provides services at our request.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2013, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers in the Summary Compensation Table which appears elsewhere herein, (iii) each of our directors, and (iv) all of our executive officers and directors as a group.  To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)

Lloyd I. Miller, III (3)	5,402,794	16.6%
Austin W. Marxe and David M. Greenhouse (4)	3,340,929	10.3

Abbas Mohaddes (5)	1,359,902	4.1
James S. Miele (6)	110,732	*
Todd Kreter (7)	90,048	*
Thomas N. Blair (8)	37,500	*
Richard Char (9)	74,000	*
Kevin C. Daly, Ph.D (10)	410,132	1.3
Gregory A. Miner (11)	677,485	2.1
Joel Slutzky (12)	1,882,853	5.8
Thomas L. Thomas (13)	94,000	*
Mikel Williams (14)	40,000	*

All executive officers and directors as a group (10 persons) (15)	4,776,652	14.2%

*              Less than 1%.

(1)                                 The address of each of the directors and officers is 1700 Carnegie Avenue, Suite 100, Santa Ana, CA 92705.

(2)                                 Based on 32,470,331 shares of common stock outstanding as of June 30, 2013.  Shares of common stock subject to options or warrants which are exercisable within 60 days of June 30, 2013 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.  Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation.  In addition to the shares held in the individual’s name, the number of shares indicated also includes shares held for the benefit of the named person under our 401(k) and Stock Ownership Plan.

(3)                                 Pursuant to an amendment to a Schedule 13G filed on February 14, 2013 with the SEC, Mr. Miller reported that, as of December 31, 2012, he had shared dispositive and voting power with respect to 200,017 shares as (i) an advisor to the trustee of a certain trust, (ii) an authorized person with respect to a custody account and (iii) the co-manager of a limited liability company.  Mr. Miller also had sole dispositive and voting power with respect to 5,202,777 shares as (i) the manager of a limited liability company that is the general partner of certain limited partnerships, (ii) the manager of a limited liability company that is the adviser to certain trusts and (iii) an individual.  The address for Mr. Miller is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401.

(4)                                 Pursuant to an amendment to a Schedule 13G filed on February 13, 2013 with the SEC and subsequent Form 4 filings through February 26, 2013, Messrs. Marxe and Greenhouse reported that they shared voting and dispositive power over 610,795 shares owned by Special Situations Cayman Fund, L.P. (“Cayman”), 1,901,340 shares owned by Special Situations Fund III QP, L.P. (“SSFQP”) and 828,794 shares owned by Special Situations Private Equity Fund, L.P. (“SSPE”, and collectively with Cayman and SSFQP, the “SS Funds”).  Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Cayman.  AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of SSFQP.  Messrs. Marxe and Greenhouse are also members of MG Advisers L.L.C., the general partner of SSPE.  AWM serves as the investment adviser to SSFQP and SSPE.  The principal business of each SS Fund is to invest in equity and equity-related securities and other securities of any kind or nature.  The address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(5)                                 Includes (i) 467,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013, (ii) 12,500 shares issuable within 60 days after June 30, 2013 upon vesting of RSUs and (iii) 11,540 shares held by Mr. Mohaddes’ IRA.

(6)                                 Includes (i) 75,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013 and (ii) 11,250 shares issuable within 60 days after June 30, 2013 upon vesting of RSUs.

(7)                                 Includes (i) 65,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013 and (ii) 11,250 shares issuable within 60 days after June 30, 2013 upon vesting of RSUs.

(8)                                 Includes (i) 25,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013 and (ii) 12,500 shares issuable within 60 days after June 30, 2013 upon vesting of RSUs.

(9)                                 Includes (i) 65,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013 and (ii) 9,000 shares held by the Char-Yoshida Family Trust, of which Mr. Char is a co-trustee.

(10)                          Includes (i) 100 shares held by Dr. Daly’s spouse, (ii) 329,032 shares held by Dr. Daly’s IRA, and (iii) 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013.

(11)                          Includes (i) 183,334 shares held by Mr. Miner’s IRA, (ii) 19,230 shares held by Mr. Miner’s wife’s IRA and (iii) 250,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013.

(12)                          Includes (i) 1,553,922 shares held by The J&J Slutzky Trust, of which Mr. Slutzky is the co-trustee, (ii) 144,616 shares held by Mr. Slutzsky’s IRA and (ii) 65,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013.

(13)                          Includes 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013.

(14)                          Includes 30,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013.

(15)                          Includes (i) 1,162,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after June 30, 2013 and (ii) 47,500 shares issuable within 60 days after June 30, 2013 upon vesting of RSUs.

Equity Compensation Plans

The following table provides information as of March 31, 2013 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in first column)

Equity Compensation Plans Approved by Security Holders
1997 Stock Incentive Plan	558,000		$1.92		—
2007 Omnibus Incentive Plan	1,396,000	(1)	1.66	(2)	921,000

Equity Compensation Plans Not Approved by Security Holders
None	—		—		—

Total	1,954,000		$1.74	(2)	921,000

(1)                                 Includes 210,000 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder’s period of continued service.

(2)                                 Calculated without taking into account the 210,000 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Since April 1, 2011, other than the agreements and transactions described in Part III, Item 11 and the transactions described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of the Company’s total assets at year end for the last two fiscal years and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes two of our directors, Messrs. Daly and Slutzky.  The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to Maxxess.  In August 2009, Maxxess executed a promissory note payable to us for $274,000.  The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year.  Payments under the note may be made in bona fide services rendered by Maxxess to us to the extent such services and amounts are pre-approved in writing by us.  All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.  As of March 31, 2013, approximately $259,000 of the original principal balance and interest for calendar year 2012 of approximately $15,000 was outstanding and payable to Iteris.  During the quarter ended June 30, 2013, the interest payment was received in full.

On July 23, 2013, the promissory note with Maxxess was amended and restated.  The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter.  Payments under the amended and restated note may only be made in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.

Director Independence

The Board of Directors has determined that each of Messrs. Char, Daly, Miner, Slutzky, Thomas and Williams satisfies the requirements for “independence” under the listing standards of NYSE MKT.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

The following table presents the aggregate fees billed by McGladrey LLP for the indicated services for the fiscal years ended March 31, 2012 and 2013:

	Fiscal Year Ended March 31,
	2012	2013
Audit Fees	$290,000	$275,000
Audit-Related Fees	51,000	52,000
Tax Fees	79,000	105,000
All Other Fees	—	—
Total Fees	$420,000	$432,000

Audit Fees.  Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on
Form 10-Q and other regulatory filings. Additionally, audit fees include professional services rendered in connection with the Company’s annual statutory overhead rate audits.

Audit-Related Fees.  Audit-related fees consist of fees for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”  Such fees include, among other things, fees for registration statements, fees for internal control reviews and assistance with meeting the requirements of Section 404 of the Sarbanes-Oxley Act and certain consultations concerning financial accounting and reporting standards.

Tax Fees.  Tax fees consist of fees billed to us by McGladrey LLP during the fiscal years ended March 31, 2012 and 2013 for tax compliance services, which include the preparation of federal, state and international tax returns, and for tax consultations, including tax planning and federal, state and international tax advice.

All Other Fees.  There were no other fees billed to us by McGladrey LLP during the fiscal years ended March 31, 2012 and 2013.

Audit Committee Pre-Approval Policies and Procedures

All engagements for services by McGladrey LLP or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules.  The prior approval of the Audit Committee was obtained for all services provided by McGladrey LLP for the fiscal year ended March 31, 2013.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)-(2)     The financial statements or required financial statement schedules are included in the Original Filing.

(3)           Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2013	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
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

Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

10.1	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

Exhibit Number	Description	Reference

10.2	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3*	1997 Stock Incentive Plan (the “1997 Plan”) as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7*	Form of Addendum to Stock Option Agreement for 1997 Plan—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant’s Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.13*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000) (“1998 Plan”)	Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.14*

Form of Notice of Grant for 1998 Plan, including forms of Option Agreement and Stock Purchase Agreement for the following directors and executive officers: Gregory McKhann, James S. Miele and Abbas Mohaddes

Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

Exhibit Number	Description	Reference

10.15*	Form of Addendum to Stock Option Agreement for 1998 Plan	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.16*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.17	Sublease Agreement, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	Office Lease Agreement, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.19*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.20*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.21*	Change in Control Agreement dated June 11, 2008 by and between James S. Miele and Iteris, Inc.	Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 12, 2008

10.22	Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.23	Unsecured Promissory Note dated August 10, 2009 executed by MAXxess Systems, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 11, 2009

10.24*	Letter Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.25*	Change in Control Agreement dated July 27, 2010 by and between the registrant and Abbas Mohaddes	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.26*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.27	Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2010

21	Subsidiaries of the registrant	Exhibit 21 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

Exhibit Number	Description	Reference

23	Consent of Independent Registered Public Accounting Firm	Exhibit 23 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

24	Power of Attorney	Included on the signature page to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

101.INS#	XBRL Instance Document	Exhibit 101.INS to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

101.SCH#	XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Exhibit 101.CAL to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Exhibit 101.LAB to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Exhibit 101.PRE to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

101.DEF#	XBRL Taxonomy Definition Presentation Linkbase Document	Exhibit 101.DEF to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on June 7, 2013

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