Form 10-Q
period 2013-06-30
ITERIS, INC.
filed 2013-08-01
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, there were 32,470,331 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2013

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries.

Iteris®, Vantage®, iPerform®, Abacus®, Vantage Vector®, Edge®, VersiCam™, Pico™, SmartCycle™, SmartScan™, iPeMS™, IterisPeMS™, RZ-4™, EdgeConnect™ and VantageView™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	June 30,	March 31,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,092	$19,137
Trade accounts receivable, net of allowance for doubtful accounts of $425 and $322 at June 30, 2013 and March 31, 2013, respectively	12,457	10,946
Costs in excess of billings on uncompleted contracts	5,171	6,346
Inventories	2,073	2,465
Deferred income taxes	2,363	2,363
Prepaid expenses and other current assets	782	852
Total current assets	41,938	42,109
Property and equipment, net	1,796	1,862
Deferred income taxes	5,655	5,888
Intangible assets, net	2,067	2,124
Goodwill	17,318	17,318
Other assets	230	210
Total assets	$69,004	$69,511

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,556	$5,411
Accrued payroll and related expenses	3,012	3,374
Accrued liabilities	1,840	1,979
Billings in excess of costs and estimated earnings on uncompleted contracts	2,654	1,958
Total current liabilities	12,062	12,722
Deferred rent	211	312
Unrecognized tax benefits	284	286
Other non-current liabilities	313	310
Total liabilities	12,870	13,630
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2013 and March 31, 2013
Issued and outstanding shares - 32,470 at June 30, 2013 and 32,626 at March 31, 2013	3,248	3,264
Additional paid-in capital	135,611	135,802
Accumulated deficit	(82,725)	(83,185)
Total stockholders’ equity	56,134	55,881
Total liabilities and stockholders’ equity	$69,004	$69,511

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2013	2012

Total revenues	$17,030	$16,304
Cost of revenues	10,304	10,040
Gross profit	6,726	6,264
Operating expenses:
Selling, general and administrative	5,105	4,901
Research and development	784	633
Amortization of intangible assets	161	161
Change in fair value of contingent consideration	7	(334)
Total operating expenses	6,057	5,361
Operating income	669	903
Non-operating income (expense):
Other income (expense), net	(3)	5
Interest income (expense), net	(4)	(5)
Income from continuing operations before income taxes	662	903
Provision for income taxes	(232)	(314)
Income from continuing operations	430	589
Gain on sale of discontinued operation, net of tax	30	87
Net income	$460	$676

Income per share from continuing operations - basic and diluted	$0.01	$0.02
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00
Net income per share - basic and diluted	$0.01	$0.02

Shares used in basic per share calculations	32,520	33,809
Shares used in diluted per share calculations	32,716	33,863

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income	$460	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	233	359
Depreciation of property and equipment	211	223
Stock-based compensation	68	67
Amortization of intangible assets	161	161
Change in fair value of contingent consideration	7	(334)
Gain on sale of discontinued operation, net of tax	(30)	(87)
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(1,511)	870
Net costs and estimated earnings in excess of billings	1,871	48
Inventories	392	84
Prepaid expenses and other assets	80	(242)
Accounts payable and accrued expenses	(1,463)	(862)
Net cash provided by operating activities	479	963

Cash flows from investing activities
Purchases of property and equipment	(145)	(113)
Capitalized software	(104)	(54)
Net cash used in investing activities	(249)	(167)

Cash flows from financing activities
Payments on long-term debt	—	(634)
Repurchases of common stock	(302)	(442)
Proceeds from stock option exercises	27	125
Net cash used in financing activities	(275)	(951)
Decrease in cash and cash equivalents	(45)	(155)
Cash and cash equivalents at beginning of period	19,137	18,701
Cash and cash equivalents at end of period	$19,092	$18,546

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiaries in these unaudited consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. We combine our unique intellectual property, products, decades of experience in traffic management and information technologies to offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and our subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less. Included in cash and cash equivalents of $19.1 million, as of June 30, 2013 and March 31, 2013, is approximately $500,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through calendar year 2014.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited consolidated statement of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of revenues in the period during which the products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from revenues) in the unaudited consolidated statements of operations.

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of revenues at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited consolidated balance sheets.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurements. ASU 2011-04 aims to eliminate certain differences that existed between U.S. and international fair value accounting concepts, and also clarifies existing guidance under GAAP. Additionally, among other disclosures, this ASU requires certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. We adopted the amendments prescribed by ASU 2011-04 for our fiscal year ended March 31, 2013 (“Fiscal 2013”), which did not result in a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, in

December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement. The amendments prescribed by ASU 2011-05 are now effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted ASU 2011-05 in Fiscal 2013, which did not result in a material impact on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2013	2013
	(In thousands)
Materials and supplies	$1,307	$1,504
Work in process	139	105
Finished goods	627	856
	$2,073	$2,465

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2013		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,239)	$1,856	$(1,178)
Customer contracts / relationships	750	(278)	750	(247)
Trade names and non-compete agreements	1,110	(563)	1,110	(495)
Capitalized software development costs	431	—	328	—
Total	$4,147	$(2,080)	$4,044	$(1,920)

We do not have any intangible assets with indefinite useful lives. As of June 30, 2013, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2014	$538
2015	575
2016	503
2017	354
2018	88
Thereafter	9
$2,067

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$169	$231
Addition charged to cost of revenues	55	(6)
Warranty claims	(46)	(28)
Balance at end of period	$178	$197

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted income per share from continuing operations:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computation	32,520	33,809
Dilutive stock options	125	—
Dilutive restricted stock units	68	54
Dilutive warrants	3	—
Weighted average common shares used in diluted per share computation	32,716	33,863

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands)

Stock options	725	1,938
Restricted stock units	—	—
Warrants	—	15

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Under the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the resolution of the holdback provision. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following the closing, each subject to certain reductions and limitations set forth in the Agreement. Since July 2011, on a cumulative basis, we have earned approximately $1.0 million in connection with royalty-related earn-outs provisions for a total of $14.7 million in cash from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the accompanying unaudited consolidated statements of operations for all periods presented. For the three months ended June 30, 2013 and 2012, we recorded a gain on sale of discontinued operation in the accompanying unaudited consolidated statements of operations of approximately $30,000 and $87,000, net of tax, respectively, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The following table reconciles this liability measured at fair value on a recurring basis for the three months ended June 30, 2013 (in thousands):

Balance at March 31, 2013	$961
Change in fair value included in net income	7
Balance at June 30, 2013	$968

The current portion of the liability at June 30, 2013 and March 31, 2013 was $0.7 million and is included within accrued liabilities in the accompanying unaudited consolidated balance sheets. The change in the estimated fair value of the liability for the three months ended June 30, 2013 and 2012 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2013 or June 30, 2012.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2013 and 2012.

5.                                      Credit Facility

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and interest payments under the term note in June 2012; the term note contained no early termination fees.

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

As of June 30, 2013 and June 30, 2012, no amounts were outstanding under the revolving line of credit portion of the credit facility.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands, except percentages)
Provision for income taxes	$(232)	$(314)
Effective tax rate	35.1%	34.7%

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of June 30, 2013 and March 31, 2013, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $188,000.

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

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes two of our directors, one of whom is the former Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by MAXxess to Iteris to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note will become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of June 30, 2013, approximately $259,000 of the original principal balance was outstanding and payable to Iteris.

On July 23, 2013, the promissory note was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. We have previously fully reserved for amounts owed to us by MAXxess and all outstanding principal remains fully reserved.

8.                                      Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At June 30, 2013, there were approximately 921,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2013	1,744	$1.74
Granted	—	—
Exercised	(19)	1.41
Forfeited	—	—
Expired	(31)	2.28
Options outstanding at June 30, 2013	1,694	$1.74

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2013 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2013	210
Restricted stock units granted	—
Restricted stock units vested	—
Restricted stock units forfeited	—
Restricted stock units ouststanding at June 30, 2013	210

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands)
Cost of revenues	$9	$10
Selling, general and administrative expense	59	57
	$68	$67

At June 30, 2013, there was approximately $355,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.1 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. For the three months ended June 30, 2013 and 2012, we repurchased approximately 175,000 and 308,000 shares of our common stock, respectively. As of June 30, 2013, $783,000 remains available for the repurchase of our common stock under our current program.

From inception of the program in August 2011 through June 30, 2013, we repurchased approximately 2,272,000 shares of our common stock for an aggregate of approximately $3.5 million at an average price per share of $1.54. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of June 30, 2013.

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

The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2012 and Fiscal 2013, this segment included the operations of MET, which specializes in 511 advanced traveler information systems and offers predictive weather and Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and MDSS services were reassigned to the iPerform segment to better align our predictive weather and traffic capabilities, resources and initiatives. Prior year segment information presented in the table below has been re-classified to reflect this change.

The iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement, as well as the predictive weather and MDSS services reassigned from the Transportation Systems segment on April 1, 2013. During Fiscal 2012, we began the development of IterisPeMS.  IterisPeMS is a state-of-the-art, information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. IterisPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2013 and 2012:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Three Months Ended June 30, 2013
Total revenues	$7,529	$8,258	$1,243	$17,030
Segment operating income (loss)	1,214	1,286	(246)	2,254

Three Months Ended June 30, 2012
Total revenues	$7,184	$7,849	$1,271	$16,304
Segment operating income (loss)	1,392	856	(51)	2,197

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands)
Segment operating income:
Total income from reportable segments	$2,254	$2,197
Unallocated amounts:
Corporate and other expenses	(1,417)	(1,467)
Amortization of intangible assets	(161)	(161)
Change in fair value of contingent consideration	(7)	334
Other (expense) income, net	(3)	5
Interest expense, net	(4)	(5)
Income from continuing operations before income taxes	$662	$903

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “could,” “will,” “may,” “anticipate(s),” “estimate(s)” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, competition, the impact of any current or future litigation, the availability of governmental funding, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

General. We are a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally.

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

In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions, which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, we currently expect to pay approximately $409,000 to the MET shareholders in the second quarter of Fiscal 2014, which is recorded in our accrued liabilities in our unaudited consolidated balance sheet at June 30, 2013.

In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), a privately-held company based in Berkeley, California which specializes in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended December 31, 2012, the Company entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and, as a result, the Company paid $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company’s obligation under the earn-out provisions of the agreement. Additionally, we are scheduled to pay to the BTS shareholders up to a total of approximately $585,000 by November 2014 pursuant to certain holdback and deferred payment provisions.

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon the closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the resolution of the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As of June 30, 2013, we have received approximately $1.0 million in connection with royalty-related earn-outs provisions for a total of $14.7 million in cash from the Asset Sale. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualifies as a discontinued operation.

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

Transportation Systems

The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2012 and Fiscal 2013, this segment included the operations of MET, which specializes in 511 advanced traveler information systems and offers predictive weather and Maintenance Decision Support System (“MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and MDSS services were reassigned to the iPerform segment to better align our predictive weather and traffic capabilities, resources and initiatives.

iPerform

The iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement, as well as the predictive weather and MDSS services reassigned from the Transportation Systems segment on April 1, 2013. During Fiscal 2012, we began the development of IterisPeMS.  IterisPeMS is a state-of-the-art, information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. IterisPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including, among others, those related to the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in Note 1 of Notes to Unaudited Consolidated Financial Statements and in our Annual Report on Form 10-K for Fiscal 2013. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for Fiscal 2013.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2013	2012

Total revenues	100.0%	100.0%
Cost of revenues	60.5	61.6
Gross profit	39.5%	38.4%
Operating expenses:
Selling, general and administrative	30.0	30.1
Research and development	4.6	3.9
Amortization of intangible assets	0.9	1.0
Change in fair value of contingent consideration	0.0	(2.0)
Total operating expenses	35.6	32.9
Operating income	3.9	5.5
Non-operating income (expense):
Other income (expense), net	(0.0)	0.0
Interest income (expense), net	(0.0)	(0.0)
Income from continuing operations before income taxes	3.9	5.5
Provision for income taxes	(1.4)	(1.9)
Income from continuing operations	2.5	3.6
Gain on sale of discontinued operation, net of tax	0.2	0.5
Net income	2.7%	4.1%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Total revenues	$17,030	$16,304	$726	4.5%

We have historically had a diverse customer base. For the three months ended June 30, 2013 and 2012, one individual customer represented approximately 11% and 18% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended June 30, 2013 increased approximately 5% to $17.0 million, compared to $16.3 million in the corresponding period in the prior year, due primarily to increases of approximately 6% in Transportation Systems revenues and approximately 5% in Roadway Sensors revenues, which was partially offset by a decrease of approximately 2% in iPerform revenues.

Roadway Sensors revenues for the three months ended June 30, 2013 increased approximately $300,000 or 5% compared to the corresponding prior year period, primarily due to revenues generated by the distribution of certain third party traffic management products and higher unit sales of our manufactured products. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our newly released SmartCycle and SmartScan products. Additionally, we expect to grow revenues generated through our distribution of third party products and we also plan to focus on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus and Pico products.

Transportation Systems revenues for the three months ended June 30, 2013 increased approximately $400,000 or 5% compared to the corresponding period in the prior year, primarily as a result of increased market demand and the fulfillment of backlog on certain projects. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation.

iPerform revenues for the three months ended June 30, 2013 and June 30, 2012 remained relatively flat and were approximately $1.2 million and $1.3 million, respectively. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the IterisPeMS performance measurement solutions with a near-term focus on delivering IterisPeMS to public agencies.  We also plan for iPerform to pursue commercial opportunities in the media and automotive sectors, offering both data services and analytics.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Gross profit	$6,726	$6,264	$462	7.4%
Gross profit as a % of total revenues	39.5%	38.4%

Our gross profit as a percentage of total revenues increased for the three months ended June 30, 2013, as compared to the corresponding period in the prior year, primarily as a result of an approximate 1.8% increase in Transportation Systems profit margins primarily as a result of increased staff utilization which were off-set in part by a slight decline in iPeform margins.

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

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,253	19.1%	$3,251	19.9%	$2	0.1%
Facilities, insurance and supplies	720	4.2	650	4.0	70	10.8
Travel and conferences	399	2.3	371	2.3	28	7.5
Professional and outside services	518	3.0	495	3.0	23	4.6
Other	215	1.3	134	0.8	81	60.4
Selling, general and administrative	$5,105	30.0%	$4,901	30.1%	$204	4.2%

The overall selling, general and administrative expenses for the three months ended June 30, 2013 increased approximately $200,000 compared to the corresponding period in the prior year, due to an increase in facility related costs, travel, supplies and other miscellaneous expenses as a result of an increase in our allowance for doubtful accounts.  Selling, general and administrative expenses as a percentage of revenues for the three months ended June 30, 2013 were flat compared to the corresponding prior year period.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$409	2.4%	$287	1.8%	$122	42.5%
Facilities, development and supplies	292	1.7	299	1.8	(7)	(2.3)
Other	83	0.5	47	0.3	36	76.6
Research and development	$784	4.6%	$633	3.9%	$151	23.9%

Research and development expense for the three months ended June 30, 2013, increased approximately 24% compared to the corresponding period in the prior year, primarily due to certain expenditures related to software development in the iPeform segment.

The iPerform segment continued to develop an improved version of their flagship traffic analytics product iPeMS. This new offering will allow customers to seamlessly ingest traffic data from leading data providers, providing “plug-and-play” data ingestion capabilities and reduce the need for custom integration.

Going forward, iPerform expects to continue upgrading its performance management solution suite, which will require additional investments. Planned future releases include the integration of current and historic road-condition weather, arterial performance measurement capabilities and travel time fusion modules that allow for route travel times comprised of multiple data sources including 3rd party data and fixed-location sensors.

Fair Value of Contingent Acquisition Consideration.  During the three months ended June 30, 2013 and 2012, we recorded a net increase of approximately $7,000 and a net decrease of approximately $334,000, respectively, to operating expenses in the statement of operations for the change in estimated fair value of the contingent consideration related to our acquisitions of MET and BTS. The adjustment in the three months ended June 30, 2013 related to the amount of certain future deferred payments to BTS. The adjustment in the three months ended June 30, 2012 resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

Income Taxes.  The following tables present our provision for income taxes for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,			%
	2013	2012	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$(232)	$(314)	$82	(26)%
Effective tax rate	35.1%	34.7%

Our effective tax rates in the three months ended June 30, 2013 increased slightly over the corresponding prior year period primarily due to the impact of non-taxable changes in the estimated fair value of certain contingent consideration, the benefit of certain state tax credits recognized in the current period and a reduced level of certain non-deductible expenses.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of June 30, 2013 and March 31, 2013, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $188,000.

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

At June 30, 2013, we had $29.9 million in working capital, which included $19.1 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $29.4 million at March 31, 2013, which included $19.1 million in cash and cash equivalents and reflected no borrowings on our line of credit.  Included in cash and cash equivalents of $19.1 million, at June 30, 2013 and March 31, 2013, is approximately $500,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$479	$963
Investing activities	(249)	(167)
Financing activities	(275)	(951)

Operating Activities.  Cash provided by our operations for the three months ended June 30, 2013 was primarily the result of our net income of approximately $460,000 and approximately $673,000 in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was offset by approximately $631,000 used in working capital and approximately $30,000 of gain on the sale of discontinued operation.

Cash provided by our operations for the three months ended June 30, 2012 was primarily the result of our net income of approximately $676,000, along with approximately $810,000 in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was partially offset by approximately $334,000 in non-cash income due to the change in fair value of contingent consideration related to the MET and BTS acquisitions and approximately $102,000 used in working capital and approximately $87,000 of gain on the sale of discontinued operation.

Investing Activities.  Cash used in our investing activities during the three months ended June 30, 2013 consisted of approximately $145,000 for purchases of property and equipment and approximately $104,000 used for the development of software.

Cash used in our investing activities during the three months ended June 30, 2012 consisted of approximately $113,000 for purchases of property and equipment and approximately $54,000 used for the development of software.

Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2013 was primarily the result of approximately $302,000 in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $27,000 from stock option exercises in the current three month period.

Net cash used in financing activities during the three months ended June 30, 2012 was primarily the result of (i) $634,000 in payments on our long-term debt and (ii) $442,000 in cash used to repurchase shares of our common stock.  This was partially offset by proceeds of $125,000 from stock options exercises.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and interest payments under the term note in June 2012; the term note contained no early termination fees.

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

As of June 30, 2013 and March 31, 2013, no amounts were outstanding under the revolving line of credit portion of the credit facility.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

In connection with our credit facility and loan agreement with CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. While we believe we are currently in compliance with all such financial covenants, we cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at June 30, 2013.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors net sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions. With the addition of MET in January 2011, we have also experienced seasonality related to certain MDSS services in our first and second fiscal quarters mainly because these services are generally not required during spring and summer when weather conditions are comparatively milder.

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

We may be unable to attract and retain key personnel, which could seriously harm our business. Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. The future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our iPerform segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the program in August 2011 through June 30, 2013, we repurchased approximately 2,272,000 shares of our common stock for approximately $3.5 million at an average price per share of $1.54. The table below details our common stock repurchases during the three months ended June 30, 2013.  All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2013	103,808	$1.72	103,808
May 1-31, 2013	48,151	1.68	48,151
June 1-30, 2013	22,951	1.72	22,951
Total	174,910	$1.71	174,910	$783,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Amended and Restated Promissory Note

On July 23, 2013, the Company amended and restated its promissory note due from MAXxess. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million.

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

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
10.1	Amended and Restated Promissory Note, effective July 23, 2013, by and between MAXxess Systems, Inc. in favor of Iteris, Inc.	Filed herewith

10.2	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

Dated: August 1, 2013	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located
10.1	Amended and Restated Promissory Note, effective July 23, 2013, by and between MAXxess Systems, Inc. in favor of Iteris, Inc.	Filed herewith

10.2	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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