Form 10-Q
period 2013-09-30
ITERIS, INC.
filed 2013-10-30
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 24, 2013, there were 32,733,767 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2013

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries.

Iteris®, Vantage®, iPerform®, Abacus®, Vantage Vector®, Edge®, VersiCam™, Pico™, P10™, P100™ SmartCycle™, SmartScan™, iPeMS™, IterisPeMS™, RZ-4™, EdgeConnect™, VantageView™ and Velocity™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	March 31,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,831	$19,137
Trade accounts receivable, net of allowance for doubtful accounts of $404 and $322 at September 30, 2013 and March 31, 2013, respectively	10,158	10,946
Costs in excess of billings on uncompleted contracts	5,146	6,346
Inventories	2,021	2,465
Deferred income taxes	2,363	2,363
Prepaid expenses and other current assets	1,005	852
Total current assets	42,524	42,109
Property and equipment, net	1,711	1,862
Deferred income taxes	5,294	5,888
Intangible assets, net	1,973	2,124
Goodwill	17,318	17,318
Other assets	223	210
Total assets	$69,043	$69,511

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,315	$5,411
Accrued payroll and related expenses	3,641	3,374
Accrued liabilities	1,722	1,979
Billings in excess of costs and estimated earnings on uncompleted contracts	1,729	1,958
Total current liabilities	11,407	12,722
Deferred rent	108	312
Unrecognized tax benefits	230	286
Other non-current liabilities	317	310
Total liabilities	12,062	13,630
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2013 and March 31, 2013
Issued and outstanding shares - 32,731 at September 30, 2013 and 32,626 at March 31, 2013	3,274	3,264
Additional paid-in capital	135,771	135,802
Accumulated deficit	(82,064)	(83,185)
Total stockholders’ equity	56,981	55,881
Total liabilities and stockholders’ equity	$69,043	$69,511

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total revenues	$17,027	$15,504	$34,057	$31,808
Cost of revenues	10,115	9,433	20,419	19,473
Gross profit	6,912	6,071	13,638	12,335
Operating expenses:
Selling, general and administrative	4,791	4,226	9,896	9,127
Research and development	949	834	1,733	1,467
Amortization of intangible assets	161	161	322	322
Change in fair value of contingent consideration	9	13	16	(321)
Total operating expenses	5,910	5,234	11,967	10,595
Operating income	1,002	837	1,671	1,740
Non-operating income (expense):
Other income, net	12	3	9	8
Interest expense, net	(4)	(9)	(8)	(14)
Income from continuing operations before income taxes	1,010	831	1,672	1,734
Provision for income taxes	(349)	(281)	(581)	(595)
Income from continuing operations	661	550	1,091	1,139
Gain on sale of discontinued operation, net of tax	—	—	30	87
Net income	$661	$550	$1,121	$1,226

Income per share from continuing operations - basic and diluted	$0.02	$0.02	$0.03	$0.03
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net income per share - basic and diluted	$0.02	$0.02	$0.03	$0.04

Shares used in basic per share calculations	32,629	33,631	32,575	33,720
Shares used in diluted per share calculations	32,864	33,772	32,790	33,817

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2013	2012

Cash flows from operating activities
Net income	$1,121	$1,226
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	594	628
Depreciation of property and equipment	402	463
Stock-based compensation	164	143
Amortization of intangible assets	322	322
Change in fair value of contingent consideration	16	(321)
Gain on sale of discontinued operation, net of tax	(30)	(87)
Changes in operating assets and liabilities:
Accounts receivable	788	2,545
Net costs and estimated earnings in excess of billings	971	(303)
Inventories	444	337
Prepaid expenses and other assets	(136)	(451)
Accounts payable and accrued expenses	(946)	(1,519)
Net cash provided by operating activities	3,710	2,983

Cash flows from investing activities
Purchases of property and equipment	(251)	(388)
Capitalized software	(171)	(127)
Net cash used in investing activities	(422)	(515)

Cash flows from financing activities
Payments on long-term debt	—	(634)
Deferred payment for prior business combination	(409)	—
Repurchases of common stock	(339)	(684)
Proceeds from stock option exercises	185	150
Issuance of common stock pursuant to restricted stock units	(31)	(27)
Net cash used in financing activities	(594)	(1,195)
Increase in cash and cash equivalents	2,694	1,273
Cash and cash equivalents at beginning of period	19,137	18,701
Cash and cash equivalents at end of period	$21,831	$19,974

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with it’s subsidiaries in these unaudited consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. We combine our unique intellectual property, products, decades of experience in traffic management and information technologies to offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and it’s subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less. Included in cash and cash equivalents of $21.8 million as of September 30, 2013 and $19.1 million as of March 31, 2013 is approximately $500,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through calendar year 2014.

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

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2013	2013
	(In thousands)
Materials and supplies	$1,291	$1,504
Work in process	47	105
Finished goods	683	856
	$2,021	$2,465

Intangible Assets

The following table presents details of our intangible assets:

	September 30, 2013		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,300)	$1,856	$(1,178)
Customer contracts / relationships	750	(309)	750	(247)
Trade names and non-compete agreements	1,110	(632)	1,110	(495)
Capitalized software development costs	498	—	328	—
Total	$4,214	$(2,241)	$4,044	$(1,920)

We do not have any intangible assets with indefinite useful lives. As of September 30, 2013, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2014	$388
2015	597
2016	526
2017	365
2018	88
Thereafter	9
$1,973

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$169	$231
Addition charged to cost of revenues	103	(7)
Warranty claims	(85)	(67)
Balance at end of period	$187	$157

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted income per share from continuing operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computation	32,629	33,631	32,575	33,720
Dilutive stock options	134	62	129	31
Dilutive restricted stock units	99	78	84	65
Dilutive warrants	2	1	2	1
Weighted average common shares used in diluted per share computation	32,864	33,772	32,790	33,817

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Stock options	1,205	795	965	1,367
Warrants	—	—	—	8

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

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the three months ended September 30, 2013 and 2012, we recorded no gain on sale of discontinued operation.  For the six months ended September 30, 2013 and 2012, we recorded a gain on sale of discontinued operation in the accompanying unaudited consolidated statements of operations of approximately $30,000 and $87,000, net of tax, respectively, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was initially determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during Fiscal 2013 and the remaining liability at September 30, 2013 and March 31, 2013 related to deferred acquisition payments discounted to net present value using Level 1 inputs. The following table reconciles this liability measured at fair value on a recurring basis for the six months ended September 30, 2013 (in thousands):

Balance at March 31, 2013	$961
Deferred payments made to MET shareholders	(409)
Change in fair value included in net income	16
Balance at September 30, 2013	$568

The current portion of the liability at September 30, 2013 and March 31, 2013 was approximately $250,000 and $650,000, respectively, and is included within accrued liabilities in the accompanying unaudited consolidated balance sheets. The change in the estimated fair value of the liability for the three and six months ended September 30, 2013 and 2012 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2013 or March 31, 2013.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and six months ended September 30, 2013 and 2012.

5.             Credit Facility

In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust (“CB&T”). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and accrued interest under the term note in September 2012. The term note did not contain any early termination fees or prepayment penalties.

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

As of September 30, 2013 and March 31, 2013, no amounts were outstanding under the revolving line of credit.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants. As of September 30, 2013, we were in compliance with all such financial covenants.

6.             Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except percentages)
Provision for income taxes	$(349)	$(281)	$(581)	$(595)
Effective tax rate	34.5%	33.9%	34.7%	34.3%

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of September 30, 2013 and March 31, 2013, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $188,000.

7.             Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, products and solutions, we are currently, and may in the future be from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. While we cannot accurately predict the outcome of any such litigation, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes one current and one former director, one of whom was the former Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note accrued interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year; and allowed payments under the note to be made in bona fide services rendered by MAXxess to Iteris, to the extent such services and amounts were pre-approved in writing by us. All amounts outstanding under the note was to become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of September 30, 2013, approximately $259,000 of the original principal balance was outstanding and payable to Iteris.

On July 23, 2013, the promissory note was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of September 30, 2013, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by MAXxess and all outstanding principal remains fully reserved.

8.             Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At September 30, 2013, there were approximately 221,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2013	1,744	$1.74
Granted	610	1.80
Exercised	(229)	0.72
Forfeited	—	—
Expired	(37)	2.09
Options outstanding at September 30, 2013	2,088	$1.87

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2013 is as follows:

Number of
Shares
(In thousands)
RSUs ouststanding at March 31, 2013	210
RSUs granted	90
RSUs vested	(76)
RSUs forfeited	—
RSUs outstanding at September 30, 2013	224

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$12	$12	$21	$22
Selling, general and administrative expense	78	64	137	121
Research and development	6	—	6	—
	$96	$76	$164	$143

At September 30, 2013, there was approximately $672,000 and $308,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 3.2 years for stock options and 2.7 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.             Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. For the three and six months ended September 30, 2013, we repurchased approximately 21,000 and 196,000 shares of our common stock, respectively.  For the three and six months ended September 30, 2012, we repurchased approximately 163,000 and 471,000 shares of our common stock, respectively. As of September 30, 2013, $747,000 remains available for the repurchase of our common stock under our current program.

From inception of the program in August 2011 through September 30, 2013, we repurchased approximately 2,293,000 shares of our common stock for an aggregate of approximately $3.6 million at an average price per share of $1.54. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of September 30, 2013.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2013 and 2012:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Three Months Ended September 30, 2013
Total revenues	$8,777	$6,898	$1,352	$17,027
Segment operating income (loss)	1,956	743	(263)	2,436

Three Months Ended September 30, 2012
Total revenues	$7,220	$7,158	$1,126	$15,504
Segment operating income (loss)	1,593	734	(96)	2,231

Six Months Ended September 30, 2013
Total revenues	$16,306	$15,156	$2,595	$34,057
Segment operating income (loss)	3,170	2,029	(509)	4,690

Six Months Ended September 30, 2012
Total revenues	$14,404	$15,007	$2,397	$31,808
Segment operating income (loss)	2,985	1,590	(147)	4,428

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Segment operating income:
Total income from reportable segments	$2,436	$2,231	$4,690	$4,428
Unallocated amounts:
Corporate and other expenses	(1,264)	(1,220)	(2,681)	(2,687)
Amortization of intangible assets	(161)	(161)	(322)	(322)
Change in fair value of contingent consideration	(9)	(13)	(16)	321
Other income, net	12	3	9	8
Interest expense, net	(4)	(9)	(8)	(14)
Income from continuing operations before income taxes	$1,010	$831	$1,672	$1,734

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

Overview

General. We are a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management and information technologies, we offer a broad range of ITS solutions to customers throughout the U.S. and internationally.

Acquisitions. In January 2011, we acquired all of the capital stock of MET for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers MDSS management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2 million under a 24-month earn-out provision.

In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In September 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions, which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, the Company paid approximately $409,000 to the MET shareholders in the second quarter of the fiscal year ending March 31, 2014. This payment completed the Company’s obligation under the deferred payment provisions of the purchase agreement.

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

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix pursuant to an Asset Purchase Agreement signed on July 25, 2011. Upon the closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the resolution of the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As of September 30, 2013, we have received approximately $1.0 million in connection with royalty-related earn-outs provisions for a total of $14.7 million in cash from the Asset Sale. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualifies as a discontinued operation.

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

Transportation Systems

The Transportation Systems segment includes transportation engineering and consulting services and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2012 and Fiscal 2013, this segment included the operations of MET, which specializes in 511 advanced traveler information systems and offers predictive weather and MDSS management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and MDSS services were reassigned to the iPerform segment to better align our predictive weather and traffic capabilities, resources and initiatives.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in Note 1 of Notes to Unaudited Consolidated Financial Statements and in our Annual Report on Form 10-K for Fiscal 2013. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for Fiscal 2013.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.4	60.8	60.0	61.2
Gross profit	40.6%	39.2%	40.0%	38.8%
Operating expenses:
Selling, general and administrative	28.1	27.3	29.1	28.7
Research and development	5.6	5.4	5.1	4.6
Amortization of intangible assets	0.9	1.0	0.9	1.0
Change in fair value of contingent consideration	0.1	0.1	0.0	(1.0)
Total operating expenses	34.7	33.8	35.1	33.3
Operating income	5.9	5.4	4.9	5.5
Non-operating income (expense):
Other income, net	0.1	0.0	0.0	0.0
Interest expense, net	(0.0)	(0.1)	(0.0)	(0.0)
Income from continuing operations before income taxes	5.9	5.4	4.9	5.5
Provision for income taxes	(2.0)	(1.8)	(1.7)	(1.9)
Income from continuing operations	3.9	3.5	3.2	3.6
Gain on sale of discontinued operation, net of tax	—	—	0.1	0.3
Net income	3.9%	3.5%	3.3%	3.9%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Total revenues	$17,027	$15,504	$1,523	9.8%

	Six Months Ended
	September 30,			%
	2013	2012	Increase	Change
	(in thousands, except percentages)
Total revenues	$34,057	$31,808	$2,249	7.1%

We have historically had a diverse customer base. For the three and six months ended September 30, 2013, one individual customer represented approximately 10% and 11% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues. For the three and six months ended September 30, 2012, one individual customer represented approximately 10% and 14% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended September 30, 2013 increased approximately 10% to $17.0 million, compared to $15.5 million in the corresponding period in the prior year, due primarily to an increase of approximately 22% in Roadway Sensors revenues and, to a lesser extent, a 20% increase in iPerform revenues. These increases were partially offset by a 4% decline in Transportation Systems contract revenues. Total revenues for the six months ended September 30, 2013 increased approximately 7% to $34.1 million, compared to $31.8 million in the corresponding period in the prior year, due primarily to increases of approximately 13% in Roadway Sensors revenues and to a lesser extent a 8% increase in iPerform revenues and 1% increase in Transportation Systems revenues.

Roadway Sensors revenues for the three months ended September 30, 2013 were approximately $8.8 million, an increase of approximately $1.6 million or 22% compared to the corresponding prior year period, primarily due to higher unit sales largely as a result of the success of various growth initiatives we developed earlier in the year, increased traction in key products, capturing market share, and improvement in the overall health of the video detection market. Included in the $8.8 million revenues is approximately $455,000 of revenue generated through the distribution of certain third party traffic management products. We expect revenues related to the distribution of third party traffic management products to increase in future periods and believe these offerings will benefit sales of our core video detection products by providing a more compressive suite of solutions to our customers. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our newly released SmartCycle and SmartScan products. Additionally, we expect to grow revenues generated through our distribution of third party products and we also plan to focus on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus and Pico products.

Transportation Systems revenues for the three months ended September 30, 2013 were approximately $6.9 million, a decrease of approximately $260,000 or 4% compared to the corresponding period in the prior year, primarily as a result of slower fulfillment of backlog on certain projects. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation.

iPerform revenues for the three months ended September 30, 2013 were approximately $1.4 million, an increase of approximately $226,000 or 20% compared to the corresponding period in the prior year, which was attributable to legacy MDSS activities. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the IterisPeMS performance measurement solutions with a near-term focus on delivering IterisPeMS to public agencies.  We also plan for iPerform to pursue commercial opportunities in the media and automotive sectors, offering both data services and analytics.

Gross Profit.  The following table presents details of our gross profit for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Gross profit	$6,912	$6,071	$841	13.9%
Gross profit as a % of total revenues	40.6%	39.2%

	Six Months Ended
	September 30,			%
	2013	2012	Increase	Change
	(in thousands, except percentages)
Gross profit	$13,638	$12,335	$1,303	10.6%
Gross profit as a % of total revenues	40.0%	38.8%

Our gross profit as a percentage of total revenues increased for the three and six months ended September 30, 2013 as compared to the corresponding periods in the prior year primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment increased to approximately 52% and 48% of our total revenues for the three and six months ended September 30, 2013, respectively, as compared to 47% and 45% for the corresponding prior year periods. Roadway Sensors revenues generally carry higher margins than Transportation Systems and iPerform revenues; therefore a shift in the sales mix weighted more or less towards Roadway Sensors revenues can have a positive or negative impact on our overall margin.

Our Roadway Sensor segment experienced increased gross profit as a percentage of its revenues as a result of better absorption of certain manufacturing overhead costs achieved from the significant increase in Roadway Sensors revenues.  The increase in the gross profit percentage was partially offset by revenues generated from the distribution of third party products which provide lower margins when compared to our core video detection solutions. Roadway Sensors gross margin can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, the mix of our third party distributed products compared to our core manufactured products, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize a portion of our Transportation Systems revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,194	18.8%	$2,840	18.3%	$354	12.5%
Facilities, insurance and supplies	682	4.0	633	4.1	49	7.7
Travel and conferences	389	2.3	265	1.7	124	46.8
Professional and outside services	437	2.6	366	2.4	71	19.4
Other	89	0.5	122	0.8	(33)	(27.0)
Selling, general and administrative	$4,791	28.1%	$4,226	27.3%	$565	13.4%

	Six Months Ended		Six Months Ended
	September 30, 2013		September 30, 2012
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$6,447	18.9%	$6,091	19.1%	$356	5.8%
Facilities, insurance and supplies	1,402	4.1	1,283	4.0	119	9.3
Travel and conferences	788	2.3	636	2.0	152	23.9
Professional and outside services	955	2.8	861	2.7	94	10.9
Other	304	0.9	256	0.8	48	18.8
Selling, general and administrative	$9,896	29.1%	$9,127	28.7%	$769	8.4%

The overall increase in selling, general and administrative expense for the three and six months ended September 30, 2013, as compared to the corresponding periods in the prior year, was primarily due to planned investments in Roadway Sensors and iPerform sales and marketing costs, including increased headcount which resulted in higher salary and personnel-related costs and travel. The overall increase was also attributable to facility related costs, business travel, supplies and other miscellaneous expenses, including an increase in our allowance for doubtful accounts.

Research and Development Expense.  The following table presents research and development expense for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$555	3.3%	$489	3.2%	$66	13.5%
Facilities, development and supplies	281	1.7	301	1.9	(20)	(6.6)
Other	113	0.7	44	0.3	69	156.8
Research and development	$949	5.6%	$834	5.4%	$115	13.8%

	Six Months Ended		Six Months Ended
	September 30, 2013		September 30, 2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$964	2.8%	$776	2.4%	$188	24.2%
Facilities, development and supplies	573	1.7	600	1.9	(27)	(4.5)
Other	196	0.6	91	0.3	105	115.4
Research and development	$1,733	5.1%	$1,467	4.6%	$266	18.1%

Research and development expense for the three and six months ended September 30, 2013, increased approximately 14% and 18%, respectively, compared to the corresponding periods in the prior year, primarily due to certain planned expenditures related to software development in the iPerform segment and investments in securing intellectual property rights.

The iPerform segment continued to develop an improved version of their flagship traffic analytics product iPeMS. This new offering will allow customers to seamlessly ingest traffic data from leading data providers, providing “plug-and-play” data ingestion capabilities and reduce the need for custom integration. As of September 30, 2013, we have capitalized approximately $500,000 of iPeMS software development included in intangible assets in the unaudited consolidated balance sheet. We expect to begin amortizing these assets into costs of revenues in the consolidated statement of operations in the next fiscal quarter ending December 31, 2013.

Going forward, iPerform expects to continue upgrading its performance management solution suite, which will require additional investments. Planned future releases include the integration of current and historic road-condition weather, arterial performance measurement capabilities and travel time fusion modules that allow for route travel times comprised of multiple data sources including third party data and fixed-location sensors.

Fair Value of Contingent Acquisition Consideration.  During the three and six months ended September 30, 2013, we recorded a net increase of approximately $9,000 and $16,000, respectively, and during the three and six months ended September 30, 2012, we recorded a net increase of approximately $13,000 and a net decrease of $321,000, respectively, to operating expenses in the statement of operations for the change in estimated fair value of contingent consideration related to our acquisitions of MET and BTS. The adjustments in the three and six months ended September 30, 2013 related to the amount of certain future deferred payments to BTS. The adjustments in the three and six months ended September 30, 2012 resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

Income Taxes.  The following tables present our provision for income taxes for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,		(Increase)%
	2013	2012	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$(349)	$(281)	$(68)	24%
Effective tax rate	34.5%	33.9%

	Six Months Ended
	September 30,		(Increase)%
	2013	2012	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$(581)	$(595)	$14	(2)%
Effective tax rate	34.7%	34.3%

Our provision for income taxes for the three and six months ended September 30, 2013 was lower than the corresponding periods in the prior year primarily due to lower pretax income for the six month period ended September 30, 2013; and for the current three and six month periods, due to the recognition in the current year of previously unrecognized tax benefits as a result of the lapse of the relevant statute of limitations.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of September 30, 2013 and March 31, 2013, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $188,000.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution, and any equity securities that may be issued may have rights senior to our existing stockholders.

At September 30, 2013, we had $31.1 million in working capital, which included $21.8 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $29.4 million at March 31, 2013, which included $19.1 million in cash and cash equivalents and reflected no borrowings on our line of credit.  Included in cash and cash equivalents at September 30, 2013 and March 31, 2013, is approximately $500,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of cash and cash equivalents.

The following table summarizes our cash flows for the six months ended September 30, 2013 and 2012:

	Six Months Ended
	September 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,710	$2,983
Investing activities	(422)	(515)
Financing activities	(594)	(1,195)

Operating Activities.  Cash provided by our operations for the six months ended September 30, 2013 was primarily the result of our net income of approximately $1,121,000 and approximately $1,482,000 in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. Cash provided by our operations was also the result of approximately $1,121,000 provided by working capital, primarily from accounts receivable and net costs and estimated earnings in excess of billings.

Cash provided by our operations for the six months ended September 30, 2012 was primarily the result of our net income of approximately $1,226,000, along with approximately $1,556,000 in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. Cash provided by operations was also the result of approximately $609,000 provided by working capital. This was partially offset by approximately $321,000 in non-cash income due to the change in fair value of contingent consideration related to the MET and BTS acquisitions.

Investing Activities.  Cash used in our investing activities during the six months ended September 30, 2013 consisted of approximately $251,000 for purchases of property and equipment and approximately $171,000 used for the development of software in the iPerform segment.

Cash used in our investing activities during the six months ended September 30, 2012 consisted of approximately $388,000 for purchases of property and equipment and approximately $127,000 used for the development of software.

Financing Activities.  Net cash used in financing activities during the six months ended September 30, 2013 was primarily the result of approximately $409,000 cash used for a deferred payment for a prior business combination and approximately $339,000 in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $185,000 from stock option exercises in the current six month period.

Net cash used in financing activities during the six months ended September 30, 2012 was primarily the result of $634,000 in payments on our long-term debt and $684,000 in cash used to repurchase shares of our common stock.  This was partially offset by proceeds of $150,000 from stock options exercises.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with CB&T. This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and interest payments under the term note in September 2012; the term note did not contain any early termination fees or prepayment penalties.

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

As of September 30, 2013 and March 31, 2013, no amounts were outstanding under the revolving line of credit.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial covenants.

In connection with our credit facility and loan agreement with CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. As of September 30, 2013, we were in compliance with all such financial covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at September 30, 2013.

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

Changes in Internal Controls

During the fiscal quarter covered by this report, there has been no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues. Decreased consumer spending, the recent shutdown of the Federal Government, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. In addition, the decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on revenues. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance. Despite the recently enacted federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government as a result of the Federal Government shutdown, delays in the expenditures from the federal highway bill and delays or reductions in other state and local funding dedicated for transportation and ITS projects;

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

We compete with existing, well-established companies and technologies in our Roadway Sensors segment, both domestically and abroad. Only a small portion of the intersection traffic market has adopted advanced video detection technologies, and our future success will depend in part upon gaining broad market acceptance for video detection in this market. Certain technological barriers to entry make it difficult for new competitors to enter the market with competing video or other technologies; however, we are aware of new market entrants from time to time. Increased competition could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations.

The Transportation Systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in size, number, scope and breadth of the products and services they offer, and include large multi-national engineering firms and smaller local regional firms.

The market for iPerform is nascent; however, we expect to compete with existing companies that are already providing consulting and traffic analytics services to public agencies, as well as certain companies performing real-time traffic collection data activities that we believe are attempting to provide related traffic analytics to public agencies.  We cannot assure you that our iPerform solutions, including IterisPeMS, will be broadly accepted by the market and that competitors’ software and analytics solutions will not take and/or gain market share. As such, increased competition in this area could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm this segment and our overall business.

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

•                                          bonding requirements for certain international projects;

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all. We have historically experienced volatility in our earnings and cash flows from operations from year to year. Although we have a revolving line of credit, should we have an event of default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to limit or take away our ability to borrow these or any funds. Should this occur, or if the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the program in August 2011 through September 30, 2013, we repurchased approximately 2,293,000 shares of our common stock for approximately $3.6 million at an average price per share of $1.54. The table below details our common stock repurchases during the three months ended September 30, 2013.  All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2013	10,100	$1.75	10,100
August 1-31, 2013	—	—	—
September 1-30, 2013	10,736	1.75	10,736
Total	20,836	$1.75	20,836	$747,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

10.1	Amended and Restated Promissory Note, effective July 23, 2013, by and between MAXxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.2	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

Dated: October 30, 2013	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JAMES S. MIELE
James S. Miele
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located

10.1	Amended and Restated Promissory Note, effective July 23, 2013, by and between MAXxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.2	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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