Form 10-Q
period 2013-12-31
ITERIS, INC.
filed 2014-02-10
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 3, 2014, there were 32,773,767 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2013

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries.

Iteris®, Vantage®, iPerform®, iPeMS®, Abacus®, Vantage Vector®, Edge®, SmartCycle®, SmartSpan®, VersiCam™, Pico™, P10™, P100™, IterisPeMS™, RZ-4™, EdgeConnect™, VantageView™ and Velocity™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	March 31,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,511	$19,137
Trade accounts receivable, net of allowance for doubtful accounts of $406 and $322 at December 31, 2013 and March 31, 2013, respectively	10,643	10,946
Costs in excess of billings on uncompleted contracts	5,661	6,346
Inventories	2,668	2,465
Deferred income taxes	2,363	2,363
Prepaid expenses and other current assets	876	852
Total current assets	42,722	42,109
Property and equipment, net	1,633	1,862
Deferred income taxes	5,189	5,888
Intangible assets, net	1,889	2,124
Goodwill	17,318	17,318
Other assets	224	210
Total assets	$68,975	$69,511

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,735	$5,411
Accrued payroll and related expenses	3,356	3,374
Accrued liabilities	1,756	1,979
Billings in excess of costs and estimated earnings on uncompleted contracts	1,626	1,958
Total current liabilities	11,473	12,722
Deferred rent	—	312
Unrecognized tax benefits	194	286
Other non-current liabilities	—	310
Total liabilities	11,667	13,630
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2013 and March 31, 2013
Issued and outstanding shares - 32,734 at December 31, 2013 and 32,626 at March 31, 2013	3,274	3,264
Additional paid-in capital	135,860	135,802
Accumulated deficit	(81,826)	(83,185)
Total stockholders’ equity	57,308	55,881
Total liabilities and stockholders’ equity	$68,975	$69,511

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Total revenues	$16,548	$13,994	$50,605	$45,802
Cost of revenues	10,356	8,843	30,775	28,316
Gross profit	6,192	5,151	19,830	17,486
Operating expenses:
Selling, general and administrative	4,632	4,382	14,528	13,509
Research and development	1,085	902	2,818	2,369
Amortization of intangible assets	161	161	483	483
Change in fair value of contingent consideration	5	133	21	(188)
Total operating expenses	5,883	5,578	17,850	16,173
Operating income (loss)	309	(427)	1,980	1,313
Non-operating income (expense):
Other income (expense), net	(3)	1	6	9
Interest income (expense), net	8	12	—	(2)
Income (loss) from continuing operations before income taxes	314	(414)	1,986	1,320
(Provision) benefit for income taxes	(86)	120	(667)	(475)
Income (loss) from continuing operations	228	(294)	1,319	845
Gain on sale of discontinued operation, net of tax	10	1,391	40	1,478
Net income	$238	$1,097	$1,359	$2,323

Income (loss) per share from continuing operations - basic and diluted	$0.01	$(0.01)	$0.04	$0.03
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.04	$0.00	$0.04
Net income per share - basic and diluted	$0.01	$0.03	$0.04	$0.07

Shares used in basic per share calculations	32,734	33,532	32,628	33,657
Shares used in diluted per share calculations	32,897	33,641	32,826	33,759

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2013	2012

Cash flows from operating activities
Net income	$1,359	$2,323
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	699	1,004
Depreciation of property and equipment	585	692
Stock-based compensation	253	220
Amortization of intangible assets	536	483
Change in fair value of contingent consideration	21	(188)
Gain on sale of discontinued operation, net of tax	(40)	(1,478)
Changes in operating assets and liabilities:
Accounts receivable	303	2,623
Net costs and estimated earnings in excess of billings	353	(1,283)
Inventories	(203)	(453)
Prepaid expenses and other assets	2	(516)
Accounts payable and accrued expenses	(993)	(1,118)
Net cash provided by operating activities	2,875	2,309

Cash flows from investing activities
Purchases of property and equipment	(356)	(478)
Capitalized software and acquired data	(301)	(158)
Net proceeds from sale of business segment	—	1,091
Net cash (used in) provided by investing activities	(657)	455

Cash flows from financing activities
Payments on long-term debt	—	(634)
Deferred payment for prior business combination	(659)	—
Repurchases of common stock	(339)	(1,333)
Proceeds from stock option exercises	185	243
Issuance of common stock pursuant to restricted stock units	(31)	(27)
Net cash used in financing activities	(844)	(1,751)
Increase in cash and cash equivalents	1,374	1,013
Cash and cash equivalents at beginning of period	19,137	18,701
Cash and cash equivalents at end of period	$20,511	$19,714

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2013

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its subsidiaries in these unaudited consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions to the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. We combine our unique intellectual property, products, decades of experience in traffic management and information technologies to offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. Iteris was originally incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Transportation Systems and iPerform revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain cost-plus fixed fee or time-and-materials contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less. Included in cash and cash equivalents of $20.5 million as of December 31, 2013 and $19.1 million as of March 31, 2013 is approximately $500,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through calendar year 2014.

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

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2013	2013
	(In thousands)
Materials and supplies	$1,721	$1,504
Work in process	48	105
Finished goods	899	856
	$2,668	$2,465

Intangible Assets

The following table presents details of our intangible assets:

	December 31, 2013		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,361)	$1,856	$(1,178)
Customer contracts / relationships	750	(340)	750	(247)
Trade names and non-compete agreements	1,110	(701)	1,110	(495)
Capitalized software development costs	498	(42)	328	—
Acquired data sets	130	(11)	—	—
Total	$4,344	$(2,455)	$4,044	$(1,920)

Capitalized software development costs for the iPeMS platform and acquired data sets began to be amortized during the three month period ended December 31, 2013, resulting in approximately $53,000 recorded to cost of revenues in the accompanying unaudited consolidated statements of operations. We do not have any intangible assets with indefinite useful lives. As of December 31, 2013, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2014	$197
2015	641
2016	569
2017	386
2018	88
Thereafter	8
$1,889

If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$169	$231
Addition charged to cost of revenues	132	52
Warranty claims	(118)	(126)
Balance at end of period	$183	$157

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computation	32,734	33,532	32,628	33,657
Dilutive stock options	118	66	125	43
Dilutive restricted stock units	45	41	71	58
Dilutive warrants	—	2	2	1
Weighted average common shares used in diluted per share computation	32,897	33,641	32,826	33,759

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)

Stock options	765	733	898	1,155
Warrants	—	—	—	5

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

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the three months ended December 31, 2013 and 2012, we recorded a gain on sale of discontinued operation of approximately $10,000 and $1,391,000, respectively.  For the nine months ended December 31, 2013 and 2012, we recorded a gain on sale of discontinued operation in the accompanying unaudited consolidated statements of operations of approximately $40,000 and $1,478,000, net of tax, respectively, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was initially determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during Fiscal 2013 and the remaining liability at December 31, 2013 and March 31, 2013 related to deferred acquisition payments discounted to net present value using Level 1 inputs. The following table reconciles this liability measured at fair value on a recurring basis for the nine months ended December 31, 2013 (in thousands):

Balance at March 31, 2013	$961
Deferred payments made to MET shareholders	(409)
Deferred payments made to BTS shareholders	(250)
Change in fair value included in net income	21
Balance at December 31, 2013	$323

The current portion of the liability at December 31, 2013 and March 31, 2013 was approximately $323,000 and $650,000, respectively, and is included within accrued liabilities in the accompanying unaudited consolidated balance sheets. The change in the estimated fair value of the liability for the three and nine months ended December 31, 2013 and 2012 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2013 or March 31, 2013.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and nine months ended December 31, 2013 and 2012.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

As of December 31, 2013 and March 31, 2013, no amounts were outstanding under the revolving line of credit.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of December 31, 2013, we were in compliance with all such covenants.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Benefit (provision) for income taxes	$(86)	$120	$(667)	$(475)
Effective tax rate	27.4%	(29.0)%	33.6%	36.0%

Our effective tax rates in the three and nine months ended December 31, 2013 were favorably impacted by the benefit of certain federal and state tax credits, offset by unfavorable impacts from permanent non-deductible tax items, including share-based payments, and other permanent differences.

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

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of December 31, 2013 and March 31, 2013, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $188,000.

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

Related Party Transaction

We previously subleased office space to MAXxess Systems, Inc. (“MAXxess”), one of our former subsidiaries that we sold in September 2003. MAXxess is currently owned by an investor group that includes one current and one former director, one of whom was the former Chief Executive Officer of MAXxess. The sublease terminated in September 2007, at which time MAXxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to MAXxess. In August 2009, MAXxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note accrued interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year; and allowed payments under the note to be made in bona fide services rendered by MAXxess to Iteris, to the extent such services and amounts were pre-approved in writing by us. All amounts outstanding under the note was to become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of December 31, 2013, approximately $259,000 of the original principal balance was outstanding and payable to Iteris.

On July 23, 2013, the promissory note from MAXxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in MAXxess, or (iii) a financing by MAXxess resulting in gross proceeds of at least $10 million. As of December 31, 2013, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by MAXxess and all outstanding principal remains fully reserved.

8.                                      Employee Benefit Plans

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At December 31, 2013, there were approximately 177,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2013	1,744	$1.74
Granted	710	1.85
Exercised	(229)	0.72
Forfeited	(25)	1.38
Expired	(46)	2.17
Options outstanding at December 31, 2013	2,154	$1.88

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2013 is as follows:

Number of
Shares
(In thousands)
RSUs outstanding at March 31, 2013	210
RSUs granted	90
RSUs vested	(76)
RSUs forfeited	(21)
RSUs outstanding at December 31, 2013	203

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$5	$10	$26	$32
Selling, general and administrative expense	75	67	212	188
Research and development expense	9	—	15	—
	$89	$77	$253	$220

At December 31, 2013, there was approximately $702,000 and $251,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 3.1 years for stock options and 2.6 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We acquired approximately 964,000 shares under this original program. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. For the three months ended December 31, 2013, we did not repurchase shares of our common stock. For the nine months ended December 31, 2013, we repurchased approximately 196,000 shares of our common stock.  For the three and nine months ended December 31, 2012, we repurchased approximately 388,000 and 859,000 shares of our common stock, respectively. As of December 31, 2013, $747,000 remains available for the repurchase of our common stock under our current program.

From inception of the program in August 2011 through December 31, 2013, we repurchased approximately 2,293,000 shares of our common stock for an aggregate of approximately $3.6 million at an average price per share of $1.54. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of December 31, 2013.

10.                               Business Segment Information

We operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

The Roadway Sensors segment includes, among other products, our Vantage, VersiCam, Vantage Vector, SmartCycle, SmartSpan, P10, P100 and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

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

The iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement, as well as the predictive weather and MDSS services reassigned from the Transportation Systems segment on April 1, 2013. During Fiscal 2012, we began the development of iPeMS (formerly, IterisPeMS). iPeMS is a state-of-the-art, information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2013 and 2012:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Three Months Ended December 31, 2013
Total revenues	$7,348	$7,505	$1,695	$16,548
Segment operating income (loss)	1,336	692	(414)	1,614

Three Months Ended December 31, 2012
Total revenues	$5,081	$7,078	$1,835	$13,994
Segment operating income	243	928	119	1,290

Nine Months Ended December 31, 2013
Total revenues	$23,654	$22,661	$4,290	$50,605
Segment operating income (loss)	4,506	2,721	(923)	6,304

Nine Months Ended December 31, 2012
Total revenues	$19,485	$22,085	$4,232	$45,802
Segment operating income (loss)	3,228	2,518	(28)	5,718

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Segment operating income:
Total income from reportable segments	$1,614	$1,290	$6,304	$5,718
Unallocated amounts:
Corporate and other expenses	(1,139)	(1,423)	(3,820)	(4,110)
Amortization of intangible assets	(161)	(161)	(483)	(483)
Change in fair value of contingent consideration	(5)	(133)	(21)	188
Other income (expense), net	(3)	1	6	9
Interest income (expense), net	8	12	—	(2)
Income (loss) from continuing operations before income taxes	$314	$(414)	$1,986	$1,320

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

In November 2011, we acquired all of the outstanding capital stock of BTS, a privately-held company based in Berkeley, California which specializes in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended December 31, 2012, the Company entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and, as a result, the Company paid $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company’s obligation under the earn-out provisions of the agreement. During the third quarter ended December 31, 2013, the Company paid $250,000 pursuant to certain holdback provisions.  Additionally, the Company is scheduled to pay to the BTS shareholders up to approximately $335,000 by November 2014 pursuant to certain deferred payment provisions.

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix pursuant to an Asset Purchase Agreement signed on July 25, 2011. Upon the closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the resolution of the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs. As of December 31, 2013, we have received approximately $1.0 million in connection with royalty-related earn-outs provisions for a total of $14.7 million in cash from the Asset Sale. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualifies as a discontinued operation.

Business Segments. Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

Roadway Sensors

The Roadway Sensors segment includes, among other products, our Vantage, VersiCam, Vantage Vector, SmartCycle, SmartSpan, P10, P100 and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

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

iPerform

The iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement, as well as the predictive weather and MDSS services reassigned from the Transportation Systems segment on April 1, 2013. During Fiscal 2012, we began the development of iPeMS (formerly IterisPeMS).  iPeMS is a state-of-the-art, information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

The accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements are those relating to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, warranty, income taxes, and stock-based compensation. These policies are described in further detail in Note 1 of Notes to Unaudited Consolidated Financial Statements and in our Annual Report on Form 10-K for Fiscal 2013. There have been no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for Fiscal 2013.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.6	63.2	60.8	61.8
Gross profit	37.4%	36.8%	39.2%	38.2%
Operating expenses:
Selling, general and administrative	28.0	31.3	28.7	29.5
Research and development	6.6	6.4	5.6	5.2
Amortization of intangible assets	1.0	1.2	1.0	1.1
Change in fair value of contingent consideration	0.0	1.0	0.0	(0.4)
Total operating expenses	35.6	39.9	35.3	35.4
Operating income (loss)	1.8	(3.1)	3.9	2.8
Non-operating income (expense):
Other income (expense), net	(0.0)	0.0	0.0	0.0
Interest income (expense), net	0.0	0.1	—	(0.0)
Income (loss) from continuing operations before income taxes	1.8	(3.0)	3.9	2.8
(Provision) benefit for income taxes	(0.5)	0.9	(1.3)	(1.0)
Income (loss) from continuing operations	1.3	(2.1)	2.6	1.8
Gain on sale of discontinued operation, net of tax	0.1	9.9	0.1	3.2
Net income	1.4%	7.8%	2.7%	5.0%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Total revenues	$16,548	$13,994	$2,554	18.3%

	Nine Months Ended
	December 31,			%
	2013	2012	Increase	Change
	(in thousands, except percentages)
Total revenues	$50,605	$45,802	$4,803	10.5%

We have historically had a diverse customer base. For the three and nine months ended December 31, 2013, one individual customer represented approximately 10% and 11% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues. For the three and nine months ended December 31, 2012, one individual customer represented approximately 12% and 14% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended December 31, 2013 increased approximately 18% to $16.5 million, compared to $14.0 million in the corresponding period in the prior year, primarily due to an increase of approximately 45% in Roadway Sensors revenues and approximately 6% in Transportation Systems. These increases were partially offset by an 8% decrease in iPerform revenues. Total revenues for the nine months ended December 31, 2013 increased approximately 11% to $50.6 million, compared to $45.8 million in the corresponding period in the prior year, primarily due to increases of approximately 21% in Roadway Sensors, approximately 3% in Transportation Systems and approximately 1% in iPerform.  Roadway Sensors revenues for the three months ended December 31, 2013 were approximately $7.3 million, an increase of approximately $2.3 million or 45% compared to the corresponding prior year period, primarily due to the success of various growth initiatives we developed earlier in the year, including increases in the Company’s international sales and increases in our distribution of certain original equipment manufacturer (“OEM”) products. Additionally, during the three month period ended December 31, 2012, Roadway Sensors revenues of $5.1 million were below our expectations due to delays in customer orders. Included in the $7.3 million revenues is approximately $506,000 of revenue generated through the distribution of OEM products. We expect revenues related to the distribution of OEM products to increase in future periods and believe these offerings will benefit sales of our core video detection products by providing a more compressive suite of solutions to our customers. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our newly released SmartCycle and SmartSpan products. Additionally, we plan to focus on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 (formerly, Pico) products.

Transportation Systems revenues for the three months ended December 31, 2013 were approximately $7.5 million, an increase of approximately $427,000 or 6% compared to the corresponding period in the prior year, primarily as a result of timing of backlog fulfillment on certain projects. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation.

iPerform revenues for the three months ended December 31, 2013 were approximately $1.7 million, a decrease of approximately $140,000 or 8% compared to the corresponding period in the prior year, primarily attributable to delays in contract awards with certain public agencies. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the iPeMS performance measurement and MDSS solutions with a near-term focus on delivering to public agencies.  We also plan for iPerform to pursue commercial opportunities in the media and automotive sectors, offering both data services and analytics.

Gross Profit.  The following table presents details of our gross profit for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,			%
	2013	2012	Increase	Change
	(In thousands, except percentages)
Gross profit	$6,192	$5,151	$1,041	20.2%
Gross profit as a % of total revenues	37.4%	36.8%

	Nine Months Ended
	December 31,			%
	2013	2012	Increase	Change
	(in thousands, except percentages)
Gross profit	$19,830	$17,486	$2,344	13.4%
Gross profit as a % of total revenues	39.2%	38.2%

Our gross profit as a percentage of total revenues increased for the three and nine months ended December 31, 2013, as compared to the corresponding periods in the prior year, primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment increased to approximately 44% and 47% of our total revenues for the three and nine months ended December 31, 2013, respectively, as compared to 36% and 43% for the corresponding prior year periods. Roadway Sensors revenues carry higher gross margins than Transportation Systems and iPerform revenues; therefore an increase or decrease in Roadway Sensors revenues can have a positive or negative impact on our overall margin.

We recognize a portion of our Transportation Systems and iPerform revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content of such contracts, as well as factors such as paid holidays and our ability to efficiently utilize our workforce, which could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,172	19.1%	$2,922	20.9%	$250	8.6%
Facilities, insurance and supplies	652	3.9	628	4.5	24	3.8
Travel and conferences	373	2.3	314	2.2	59	18.8
Professional and outside services	342	2.1	452	3.2	(110)	(24.3)
Other	93	0.6	66	0.5	27	40.9
Selling, general and administrative	$4,632	28.0%	$4,382	31.3%	$250	5.7%

	Nine Months Ended		Nine Months Ended
	December 31, 2013		December 31, 2012
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$9,619	19.0%	$9,014	19.6%	$605	6.7%
Facilities, insurance and supplies	2,054	4.0	1,910	4.2	144	7.5
Travel and conferences	1,161	2.3	950	2.1	211	22.2
Professional and outside services	1,297	2.6	1,313	2.9	(16)	(1.2)
Other	397	0.8	322	0.7	75	23.3
Selling, general and administrative	$14,528	28.7%	$13,509	29.5%	$1,019	7.5%

The overall increase in selling, general and administrative expense for the three and nine months ended December 31, 2013, as compared to the corresponding periods in the prior year, was primarily due to planned investments in Roadway Sensors and iPerform sales and marketing costs, including increased headcount which resulted in higher salary and personnel-related costs and travel. The overall increase was also attributable to business travel, facility related costs, supplies and other miscellaneous expenses.

Research and Development Expense.  The following table presents research and development expense for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$696	4.2%	$429	3.1%	$267	62.2%
Facilities, development and supplies	309	1.9	411	2.9	(102)	(24.8)
Other	80	0.5	62	0.4	18	29.0
Research and development	$1,085	6.6%	$902	6.4%	$183	20.3%

	Nine Months Ended		Nine Months Ended
	December 31, 2013		December 31, 2012
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,660	3.4%	$1,204	2.7%	$456	37.9%
Facilities, development and supplies	882	1.7	1,012	2.2	(130)	(12.8)
Other	276	0.5	153	0.3	123	80.4
Research and development	$2,818	5.6%	$2,369	5.2%	$449	19.0%

Research and development expense for the three and nine months ended December 31, 2013 increased approximately 20% and 19%, respectively, compared to the corresponding periods in the prior year, primarily due to increased salary and personnel costs related to certain planned expenditures for software development in the iPerform segment and investments in securing intellectual property rights.

The iPerform segment continued to develop an improved version of their flagship traffic analytics product iPeMS. We anticipate this new offering will allow customers to seamlessly ingest traffic data from leading data providers, providing “plug-and-play” data ingestion capabilities and reduce the need for custom integration. As of December 31, 2013, we have capitalized approximately $500,000 of iPeMS software development included in intangible assets in the unaudited consolidated balance sheet.  We began amortizing these assets into costs of revenues in the unaudited consolidated statement of operations in the three months ended December 31, 2013.

Going forward, iPerform expects to continue upgrading its performance management solution suite, which will require additional investments. Planned future releases include the integration of current and historic road-condition weather, arterial performance measurement capabilities and travel time fusion modules that allow for route travel times comprised of multiple data sources including third-party data and fixed-location sensors.

Fair Value of Contingent Acquisition Consideration.  During the three and nine months ended December 31, 2013, we recorded a net increase of approximately $5,000 and $21,000, respectively, and during the three and nine months ended December 31, 2012, we recorded a net increase of approximately $133,000 and a net decrease of $188,000, respectively, to operating expenses in the unaudited consolidated statement of operations for the change in estimated fair value of contingent consideration related to our acquisitions of MET and BTS. The adjustments in the three and nine months ended December 31, 2013 related to the amount of certain future deferred payments to BTS. The adjustments in the three and nine months ended December 31, 2012 resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

Income Taxes.  The following tables present our provision for income taxes for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,			%
	2013	2012	Decrease	Change
	(In thousands, except percentages)
(Provision) benefit for income taxes	$(86)	$120	$(206)	(172)%
Effective tax rate	27.4%	(29.0)%

	Nine Months Ended
	December 31,			%
	2013	2012	Decrease	Change
	(In thousands, except percentages)
Provision for income taxes	$(667)	$(475)	$(192)	40%
Effective tax rate	33.6%	36.0%

Our effective tax rates in the three and nine months ended December 31, 2013 were lower than those for the corresponding periods in the prior year due primarily to the benefit of the federal research tax credit recognized in the current year, which was not available in the prior year due to the expiration of the tax law provision under which the credit is allowed.  The federal research credit provision was subsequently reinstated through December 31, 2013.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of December 31, 2013 and March 31, 2013, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $188,000.

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

At December 31, 2013, we had $31.2 million in working capital, which included $20.5 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $29.4 million at March 31, 2013, which included $19.1 million in cash and cash equivalents and reflected no borrowings on our line of credit.  Included in cash and cash equivalents at December 31, 2013 and March 31, 2013 is approximately $500,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. We expect such cash collateral restrictions to remain in place through calendar year 2014. Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of cash and cash equivalents.

The following table summarizes our cash flows for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,875	$2,309
Investing activities	(657)	455
Financing activities	(844)	(1,751)

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2013 was primarily the result of our net income of approximately $1,359,000 and approximately $2,073,000 in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was offset by approximately $538,000 used in working capital, consisting of approximately $656,000 from accounts receivable and net costs and estimated earnings in excess of billings and approximately $1,196,000 for inventories and accounts payable and accrued activities.

Cash provided by our operations for the nine months ended December 31, 2012 was primarily the result of our net income of approximately $2.3 million and approximately $2.4 million in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets.  This was offset by approximately $747,000 used in working capital, consisting of approximately $1.3 million provided by improved collections on our outstanding accounts receivable, offset by approximately $2.1 million used in inventories, prepaid expenses and accounts payable, approximately $188,000 in non-cash income due to the change in fair value of contingent consideration related to the MET and BTS acquisitions, and approximately $1.5 million of gain on the sale of discontinued operation.

Investing Activities.  Cash used in our investing activities during the nine months ended December 31, 2013 consisted of approximately $356,000 for purchases of property and equipment and approximately $301,000 used for the development of software and data acquisitions in the iPerform segment.

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

Financing Activities.  Net cash used in financing activities during the nine months ended December 31, 2013 was primarily the result of approximately $659,000 in cash used for a deferred payment for a prior business combination and approximately $339,000 in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $185,000 from stock option exercises in the current nine month period.

Net cash used in financing activities during the nine months ended December 31, 2012 was primarily the result of (i) $634,000 in payments on our long-term debt and (ii) $1.3 million in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $243,000 from stock option exercises.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2013) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

As of December 31, 2013 and March 31, 2013, no amounts were outstanding under the revolving line of credit.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants.

In connection with our credit facility and loan agreement with CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. As of December 31, 2013, we were in compliance with all such financial covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of certain covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at December 31, 2013.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems revenues in our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. With the addition of MET in January 2011, we have also experienced seasonality related to certain MDSS services in our first and second fiscal quarters mainly because these services are generally not required during spring and summer when weather conditions are comparatively milder.

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

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts. A significant portion of our revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:

•                                          delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government as a result of the recent Federal Government shutdown, delays in the expenditures from the federal highway bill and delays or reductions in other state and local funding dedicated for transportation and ITS projects;

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

If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products, including the iPeMS software, MDSS or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

We recently entered into the software development market and may be subject to additional challenges and additional costs and delays. We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Certain of our new products could contain undetected design faults and software errors or “bugs” when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position. We cannot assure you that our customer base will broadly accept any of our new products, product enhancements or software related offerings such as iPeMS and MDSS. In addition, the software development industry can frequently experience litigation concerning intellectual property disputes, which could be costly and distract our management.

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

The market for iPerform is nascent; however, we expect to compete with existing companies that are already providing consulting and traffic analytics services to public agencies, as well as certain companies performing real-time traffic collection data activities that we believe are attempting to provide related traffic analytics to public agencies.  We cannot assure you that our iPerform solutions, including iPeMS, will be broadly accepted by the market and that competitors’ software and analytics solutions will not take and/or gain market share. As such, increased competition in this area could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm this segment and our overall business.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. Since April 2012, our common stock has traded at prices as low as $1.25 per share and as high as $2.29 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

10.1	Offer Letter dated November 26, 2013 by and between Iteris, Inc. and Walter J. McBride	Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013

10.2	Change in Control Agreement dated December 3, 2013 by and between Iteris, Inc. and Walter J. McBride	Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

Dated: February 10, 2014	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ WALTER J. MCBRIDE
Walter J. McBride
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located

10.1	Offer Letter dated November 26, 2013 by and between Iteris, Inc. and Walter J. McBride	Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013

10.2	Change in Control Agreement dated December 3, 2013 by and between Iteris, Inc. and Walter J. McBride	Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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