Form 10-K
period 2014-03-31
ITERIS, INC.
filed 2014-09-04
CIK 350868

Use these links to rapidly review the document
TABLE OF CONTENT1
TABLE OF CONTENT2
TABLE OF CONTENT3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          As of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of the registrant's common stock on such date, the aggregate market value of the registrant's voting common stock held by nonaffiliates of the registrant was approximately $37,353,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of August 27, 2014, there were 32,682,296 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2014

        Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries. Abacus®, ClearPath™, ClearPath Agriculture™, ClearPath Weather™, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, IterisPeMS™, Pico™, P10™, P100™, RZ-4™, SmartCycle®, SmartSpan®, Vantage®, VantageNext™, VantageView™, Vantage Vector®, Velocity™, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

        This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "should," "will," "may," "anticipate(s)," "estimate(s)," "could," "should," and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog and manufacturing capabilities, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth in Part I, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

 PART I

ITEM 1.    BUSINESS

Overview

        We are a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, hyper-local weather solutions and information technologies, we offer a broad range of Intelligent Transportation Systems ("ITS") solutions to customers throughout the U.S. and internationally.

        We were originally incorporated in Delaware in 1987. Our principal executive offices are located at 1700 Carnegie Avenue, Santa Ana, California 92705, and our telephone number at that location is (949) 270-9400. Our Internet website address is www.iteris.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the "Investors" section of our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

Products and Services

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform. The Roadway Sensors segment includes, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, P10, P100 and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. The iPerform segment includes our transportation performance measurement and information management solutions. The iPerform performance measurement solutions leverage its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. This segment also offers our weather related ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

  Roadway Sensors

        Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies.

  •
  Our Vantage and VantageNext video detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Vantage video detection systems typically include up to four of our RZ-4 advanced cameras or our RZ-4 advanced wide dynamic range cameras and an EdgeConnect processor. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. Our VantageView software supplements our Vantage video detection systems by providing an integrated platform to manage and "see" video detection assets remotely over a network connection.

  •
  Our Vantage Vector product is an all-in-one vehicle detection sensor with a wide range of capabilities, including stop bar detection, advanced-zone detection and sensing, which enable advanced safety and adaptive control applications. It includes all the proven benefits of Iteris video detection, including high accuracy, high availability remote viewing of video images, no trenching or pavement cutting for installation, bicycle detection capability and high precision for dilemma zone detection, by integrating the video field-of-view with radar sensing. Enhanced information includes the number of vehicles, speed and distance in user configurable zones that can be used for special applications.

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

  •
  P10 and P100 (formerly, Pico), our compact video detection system, was developed primarily to address international video detection needs, and was designed for easy installation and configuration.

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

        Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. The current federal highway bill, which provides federal funding for highway, transit, safety and related transportation programs, will expire at the end of September 2014. The President signed a federal highway funding bill to keep the current federal highway bill operational until May of 2015. We expect the extension to encourage government agencies to include ITS technologies in transportation infrastructure projects to a greater degree than in previous legislation. In addition, various other funding mechanisms exist to support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the federal government's use of funds under the federal highway bill. Delays in the release of funding may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets. We believe that prolonged uncertainty has adversely impacted in the past, and may adversely impact in the future, our Transportation Systems revenues and our overall financial performance in future periods.

  iPerform

        Our iPerform segment, formed during the first quarter of our fiscal year ended March 31, 2013 ("Fiscal 2013"), includes our performance measurement and information management solutions, including all of the operations of Berkeley Transportation Systems, Inc. ("BTS"), which we acquired in November 2011. BTS specializes in transportation performance measurement. The BTS performance measurement system leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. During the fiscal year ended March 31, 2012 ("Fiscal 2012"), we began the development of iPeMS (formerly, IterisPeMS). iPeMS is a state-of-the-art information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

        The iPerform segment also includes the operations of Meridian Environmental Technology, Inc. ("MET"), which we acquired in January 2011. MET specializes in 511/ advanced traveler information systems as well as ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. With the addition of MET, we have experienced seasonality particularly related to certain ClearPath Weather services in our first and second fiscal quarters, mainly because ClearPath Weather services are generally not required in the summer months when weather conditions are typically less severe.

        iPerform is a market leader in performance management solutions for federal and state organizations. We intend to use our strong brand and deep experience in the traffic management market, as well as our market-specific intellectual property, to expand our leadership in data aggregation and analytics. By increasing investments in both technical and market development, we plan to focus on expanding the scope of our public sector solutions into the commercial marketplace.

        Going forward, iPerform's solutions are expected to include incident management applications, arterial solutions, predictive traffic, and weather-based data and analytics for both public and commercial markets. We plan to fund these investments through internally generated cash flow from our Roadway Sensors and Transportation Systems operating segments, as well as revenues from our iPerform segment and our available cash if necessary.

Sales, Marketing and Principal Customers

        We sell our Roadway Sensors products through direct and indirect sales channels. In the territories where we sell direct, we use a combination of our own sales personnel and an outside sales organization to sell, oversee installations and set-up issues and support our products. Our indirect sales channels are comprised of a network of independent dealers in the U.S. and certain foreign locations, who sell integrated systems and related products to the traffic management market. Our independent dealers are trained in, and primarily responsible for, sales, installation, set-up and support of our products, maintain an inventory of demonstration traffic products from various manufacturers and sell directly to government agencies and installation contractors. These dealers often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of high-quality ITS products to the traffic management market. We periodically hold technical training classes for our dealers and end users and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our dealer network to accommodate the needs of the market and our customer base.

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

        A large portion of our revenues are derived from sales to federal, state and local government agencies. We currently have, and historically have had, a diverse customer base. For our fiscal year ended March 31, 2014 ("Fiscal 2014"), one individual customer represented approximately 11% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2012, no individual customer represented greater than 10% of our total revenues. Also refer to Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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

Customer Support and Services

        We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for each of Fiscal 2014, Fiscal 2013 and Fiscal 2012. We believe customer support is a key competitive factor.

Backlog

        Our total backlog of unfulfilled firm orders was approximately $35.6 million as of March 31, 2014, which included $27.6 million related to Transportation Systems. Substantially the entire backlog for Roadway Sensors is expected to be recognized as revenue in the fiscal year ending March 31, 2015 ("Fiscal 2015"). In the past three fiscal years, we have recognized approximately 50% to 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future for both Transportation Systems and iPerform.

        At March 31, 2013, we had backlog of approximately $38.6 million, which included $32.2 million related to Transportation Systems.

        The timing and realization of our backlog is subject to the inherent uncertainties of doing business with federal, state and local governments, particularly in view of budgetary constraints, cut-backs and other delays or reallocations of funding that these entities typically face.

        In addition, pursuant to the customary terms of our agreements with government contractors and other customers, our customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often depend upon the scheduling and forecasting practices of our individual customers, which also can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of our future revenues, in particular for our Roadway Sensors segment.

Product Development

        Most of our product development activities are conducted at our principal facilities in Santa Ana, California. Our research and development costs and expenses were approximately $4.0 million for Fiscal 2014, $3.1 million for Fiscal 2013 and $3.2 million for Fiscal 2012. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.

        We believe our engineering and product development capabilities are a competitive strength. We strive to continue to develop new products to meet the needs of the ever-changing ITS market as well as enhance and refine our existing product lines. Since 2008, our Roadway Sensors segment has introduced our VantageNext, Vantage Vector, VersiCam and VersiCam wireless products, P10, P100, RZ-4 advanced camera and our RZ-4 advanced wide dynamic range camera, which significantly improve video detection performance in certain harsh lighting conditions, as well as upgrades to our Abacus and VantageView products. Additionally, during Fiscal 2012, we began development of our software based iPeMS performance measurement system, which continued through Fiscal 2014 and will continue during Fiscal 2015. We also plan to focus our development efforts on our ClearPath Weather and ClearPath Agriculture products. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products is a key component of strong organic growth and profitability.

Competition

        We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        In the market for our Roadway Sensors vehicle detection products, we compete with manufacturers and distributors of other above ground video camera detection systems and other non-intrusive detection devices, including microwave, infrared, radar, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products, which have historically, and currently continue to be, the predominant detection system in this market.

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

        The markets in which our iPeform segment operates vary from public sector customers who focus on performance measurement systems to help measure and manage the effectiveness of their transportation systems to commercial sector customers who ingest and disseminate traffic and weather related data, information and analytics through various consumer outlets. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide traffic and/or weather related data to that market.

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

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold three U.S. patents, four foreign patent applications, six patent applications in the United States ("U.S."), and eight provisional patent filings. One U.S. patent, which expires in May 2019, is for general technology related to CMOS sensors. Two U.S. patents, which expire between 2014 and 2029, three foreign patent applications, three U.S. patent applications, and one provisional patent filing relate specifically to our Roadway Sensors technology. One pending foreign patent, three U.S. patent applications, and seven provisional patent filings relate specifically to our iPerform technology. We cannot be certain that any new patents will be granted pursuant to these or subsequent patent applications or provisional patent filings.

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

Employees

        We refer to our employees as associates. As of March 31, 2014, we employed a total of 266 associates (of which 239 are full-time), including 56 associates in general management, administration and finance; 26 associates in sales and marketing; 154 associates in engineering and product development; 14 associates in operations, manufacturing and quality assurance; and 16 associates in customer service. None of our associates are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our associates are good.

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

        The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues.    Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. In addition, the decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on revenues. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance. The current federal highway bill, which provides federal funding for highway, transit, safety and related transportation programs, will expire at the end of September 2014. The President signed a federal highway funding bill to keep the current federal highway bill operational until May of 2015. While we expect the extension to resolve the current uncertainty in federal funding, our Transportation Systems revenues and overall financial performance in future periods could be negatively affected if funding concerns persist. Furthermore, despite the extension of the federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

        Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts.    A significant portion of our revenues are derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:

  •
  delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government, delays in the expenditures from the federal highway bill and delays or reductions in other state and local funding dedicated for transportation and ITS projects;

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

        If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected.    We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products, including the iPeMS software, ClearPath Weather or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

        We recently entered into the software development market and may be subject to additional challenges and additional costs and delays.    We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Certain of our new products could contain undetected design faults and software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position. We cannot assure you that our customer base will broadly accept any of our new products, product enhancements or software related offerings such as iPeMS and ClearPath Weather. In addition, the software development industry can frequently experience litigation concerning intellectual property disputes, which could be costly and distract our management.

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

        The markets in which our iPeform segment operates vary from public sector customers who focus on performance measurement systems to help measure and manage the effectiveness of their transportation systems to commercial sector customers who ingest and disseminate traffic and weather related data, information and analytics through various consumer outlets. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide traffic and/or weather related data to that market.

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

        We may be unable to maintain profitability on a quarterly or annual basis.    We cannot assure you that we will be able to sustain or improve our financial performance, or that we will be able to continue to achieve profitability on a quarterly or annual basis in the future. Our ability to maintain profitability in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company's segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that at any given time these profits will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

  •
  seasonality with respect to revenues from our ClearPath Weather and related weather forecasting services due to the decrease in revenues generated for such services during the spring and summer time periods;

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

        We may be subject to traffic related litigation.    The traffic industry in general is subject to litigation claims due to the nature of personal injuries that result from traffic accidents. As a provider of traffic engineering services, products and solutions, we are, and could in the future continue to be, from time to time, subject to litigation for traffic related accidents, even if our products or services did not cause the particular accident. While we generally carry insurance against these types of claims, some claims may not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits. In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could materially harm our business, financial condition or cash flows. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management's attention.

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

        Our use of the percentage of completion method of accounting for our Transportation Systems revenues could result in a reduction or reversal of previously recorded revenues and profits.    A significant portion of Transportation Systems revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

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

        Our international business operations may be threatened by many factors that are outside of our control.    While we historically have had limited international sales, revenues and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all of our segments, and in particular, plan to expand our distribution channels in Latin America and the Middle East. We cannot assure you that we will be successful in our expansion efforts. International operations subject us to various inherent risks including, among others:

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

        If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.    Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. In connection with the preparation of our financial statements for Fiscal 2014, we determined that we had several significant deficiencies relating to our accounting for consulting services revenues that constitute a material weakness in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis, and that our internal control over financial reporting was not effective as of the end of Fiscal 2014.

        In order to improve and to maintain the effectiveness of our internal control over financial reporting and disclosure controls and procedures, we have begun the process of remediating this material weakness. However, this process will take time and may require significant additional resources, including the hiring of additional personnel and improvements to or upgrades of our enterprise systems. We cannot assure you that such additional resources will remedy the material weakness in a timely fashion or at all. In addition, such remediation efforts may increase our selling, general and administrative expenses and negatively affect our financial results. As a result of this and similar activities, management's attention may also be diverted from other business concerns, which could have an adverse effect on our business, financial condition and results of operations. If we are unable to remediate this material weakness, or in the future experience one or more additional material weaknesses, our ability to report our financial condition and results of operations accurately and in a timely manner in the future may be adversely affected and could adversely affect the market price of our common stock.

        As a smaller reporting company, for Fiscal 2014, we were exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

        Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party's intellectual property. Our recent expansion into software development activities may subject us to increased possibility of litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management's attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

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

  •
  our need to respond to technological advancements and our competitors' introductions of new products or technologies;

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

        The trading price of our common stock is highly volatile.    The trading price of our common stock has been subject to wide fluctuations in the past. Since April 2012, our common stock has traded at prices as low as $1.25 per share and as high as $2.50 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters and principal operations are housed in approximately 52,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California. In February 2014, we entered into an amendment to the lease for the facility to reduce the size of the leased premises to approximately 41,000 rentable square feet and extend the term of the lease through March 2022. For additional information regarding our obligations under property leases, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under the heading "Litigation and Other Contingencies" under Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NYSE MKT under the symbol "ITI." The following table sets forth, for the periods indicated, the highest and lowest sales prices for our common stock as reported by NYSE MKT:

	High	Low
Fiscal 2014
Quarter Ended June 30, 2013	$1.84	$1.55
Quarter Ended September 30, 2013	1.85	1.70
Quarter Ended December 31, 2013	2.29	1.76
Quarter Ended March 31, 2014	2.50	1.92
Fiscal 2013
Quarter Ended June 30, 2012	$1.52	$1.25
Quarter Ended September 30, 2012	1.72	1.34
Quarter Ended December 31, 2012	1.82	1.45
Quarter Ended March 31, 2013	1.91	1.55

        On August 27, 2014, the last reported sales price of our common stock on the NYSE MKT was $1.72. As of August 27, 2014, we had 383 holders of record of our common stock according to information furnished by our transfer agent.

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

Issuer Purchases of Equity Securities

        In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. We did not repurchase any of our common stock during the fourth quarter of Fiscal 2014. As of March 31, 2014, we had approximately $747,000 remaining under the repurchase program and all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        As a smaller reporting company, we are not required to make any disclosure pursuant to this Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this report and the "Risk Factors" section in Item 1A, as well as other cautionary statements and risks described elsewhere in this report, before deciding to purchase, hold or sell our common stock.

Overview

        General.    We are a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, hyper-local weather solutions and information technologies, we offer a broad range of ITS solutions to customers throughout the U.S. and internationally.

        Acquisitions.    In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. ("BTS"), a privately-held company based in Berkeley, California which specializes in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended December 31, 2012, we entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and as a result, we paid an additional $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed our obligation under the earn-out provisions of the agreement. During the third quarter of Fiscal 2014, we paid $250,000 pursuant to certain holdback provisions. Additionally, we are scheduled to pay to the BTS shareholders up to approximately $335,000 by November 2014 pursuant to certain deferred payment provisions.

        In January 2011, we acquired all of the outstanding capital stock of Meridian Environmental Technology, Inc. ("MET") for an initial cash payment of approximately $1.6 million. MET specializes in 511/ advanced traveler information systems and offers ClearPath Weather (formerly, Maintenance Decision Support System or MDSS) management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2 million under a 24-month earn-out provision.

        In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions, which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, the Company paid approximately $409,000 to the MET shareholders in the second quarter of Fiscal 2014. This payment completed the Company's obligation under the deferred payment provisions of the purchase agreement.

        Refer to Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on these acquisitions.

        Sale of Vehicle Sensors.    On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the "Asset Sale"). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through December 31, 2017. As of March 31, 2014, we have received approximately $1.1 million in connection with royalty-related earn-out provisions for a total of $14.8 million in cash from the Asset Sale. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment through the closing of the Asset Sale have been reported as a discontinued operation for all periods presented. Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on this transaction.

        Business Segments.    Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

  Roadway Sensors

        The Roadway Sensors segment includes, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, P10, P100 and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

  Transportation Systems

        The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2012 and Fiscal 2013, this segment included the operations of MET, which specializes in 511/ advanced traveler information systems and offers predictive weather and ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and ClearPath Weather services were reassigned to the iPerform segment to better align our predictive weather and traffic capabilities, resources and initiatives.

  iPerform

        The iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement, as well as the predictive weather and ClearPath Weather services reassigned from the Transportation Systems segment on April 1, 2013. During Fiscal 2012, we began the development of iPeMS. iPeMS is a state-of-the-art, information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

        Business Outlook.    Given the current ongoing uncertainties regarding global economic conditions, we continue to remain cautious about our overall business. We believe the economic slowdown, reduction and delay in government funding for transportation infrastructure projects and initiatives, decreased financial capital for our customers, and decline in real estate development have negatively affected, and may continue to negatively affect, our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are governmental entities, we have been, and may continue to be, negatively affected by delays in the passage of a new federal highway bill (or the extension of the existing bill) and budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the federal highway bill, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources.

Critical Accounting Policies and Estimates

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

        Transportation Systems and iPerform revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost-plus fixed fee or time-and-materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

        We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a relative selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence ("VSOE") nor third-party evidence ("TPE") of fair value is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) that has stand-alone value based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

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

        Accounts Receivable.    The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. We record an allowance for doubtful accounts for specific receivables deemed to be at risk for collection as well as a general allowance based on our historical collections experience. Considerable judgment is required in assessing and estimating the ultimate realization of trade receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required that could adversely affect our operating results.

        Inventories.    Inventories consist of finished goods, work-in-process and raw materials and are stated at the lower of cost or market. We write down the carrying value of our inventories to net realizable value for estimated excess and obsolete inventories in an amount equal to the difference between the cost of the inventories and their estimated realizable value. These estimates are based on management's judgments and assumptions as to future demand requirements and our evaluation of market conditions. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Estimated inventory write-downs, once established, are not reversed until the related inventory has been sold or scrapped, so if actual market conditions are more favorable in the fiscal periods subsequent to those in which we record significant write-downs, we may have higher gross margins when products are sold.

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

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In Fiscal 2012, we early adopted the provisions issued by the Financial Accounting Standard Board ("FASB") that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. As part of our annual assessment, management determines the most appropriate and efficient method to assess goodwill for impairment, which could include either the simplified testing approach or the two-step goodwill test described above.

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

        Stock-Based Compensation.    We record stock-based compensation in the statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our stock option awards is estimated on the grant date using the Black-Scholes-Merton ("BSM") option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Recent Accounting Pronouncements

        Refer to Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a discussion of recent accounting pronouncements.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2014	2013	2012
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	61.9	62.3	60.5

Gross profit	38.1%	37.7%	39.5%
Operating expenses:
Selling, general and administrative	28.3	29.3	30.8
Research and development	5.9	5.0	5.4
Amortization of intangible assets	0.9	1.0	0.9
Change in fair value of contingent consideration	0.0	(0.3)	(1.1)
Impairment of goodwill	—	—	—

Total operating expenses	35.1	35.0	36.0

Operating income	3.0	2.7	3.5
Non-operating income (expense):
Other income (expense), net	—	0.0	0.0
Interest income (expense), net	—	(0.0)	(0.1)

Income from continuing operations before income taxes	3.0	2.7	3.4
Provision for income taxes	(1.0)	(1.2)	(1.1)

Income from continuing operations	2.0	1.5	2.3
Gain on sale of discontinued operation, net of tax	0.1	2.4	2.0

Net income	2.1%	3.9%	4.3%

Analysis of Fiscal 2014, Fiscal 2013 and Fiscal 2012 Results of Operations

        Total Revenues.    Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

        The following tables present details of total revenues for Fiscal 2014 compared to Fiscal 2013, and Fiscal 2013 compared to Fiscal 2012:

	Year Ended March 31,
				% Change
	2014	2013	Increase
	(In thousands, except percentages)
Total revenues	$68,228	$61,685	$6,543	10.6%

	Year Ended March 31,
				% Change
	2013	2012	Increase
	(in thousands, except percentages)
Total revenues	$61,685	$58,406	$3,279	5.6%

        We currently have, and historically have had, a diverse customer base. For Fiscal 2014, one individual customer represented approximately 11% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2012, no individual customer represented greater than 10% of our total revenues.

        Total revenues for Fiscal 2014 increased approximately 10.6% to $68.2 million, compared to $61.7 million in Fiscal 2013, due primarily to an increase of approximately 22.2% in Roadway Sensors revenues, approximately 1.7% in Transportation Systems and approximately 4.6% in iPerform.

        Total revenues for Fiscal 2013 increased approximately 5.6% to $61.7 million, compared to $58.4 million in Fiscal 2012, due primarily to an increase of approximately 8.7% in Transportation Systems revenues and an increase in iPerform revenues of approximately $2.4 million, which was attributable to a full twelve months of revenues in Fiscal 2013 from the acquisition of BTS in November 2011. These increases in revenue were partially offset by an approximate 6.1% decrease in Roadway Sensors revenues.

        Roadway Sensors revenues in Fiscal 2014 increased approximately 22.2% compared to Fiscal 2013, primarily due to the success of various growth initiatives we developed earlier in the year, including increases in the Company's international sales and increases in unit sales of certain original equipment manufacturer ("OEM") products. Roadway Sensors revenues in Fiscal 2013 decreased approximately 6.1% compared to Fiscal 2012, due mainly as a result of a decrease in federal stimulus funded projects and as a result of the discontinuation of redevelopment agencies in California. The federal stimulus funded projects and redevelopment agencies in California had a positive impact on Roadway Sensors revenues in the prior year periods. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our newly released SmartCycle, SmartSpan and VantageNext products. Additionally, we plan to focus on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 (formerly, Pico) products.

        Transportation Systems revenues in Fiscal 2014 increased approximately 1.7% compared to Fiscal 2013, primarily as a result of timing of backlog fulfillment on certain projects. Revenues from our Transportation Systems segment are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Transportation Systems revenues for Fiscal 2013 increased approximately 8.7% compared to Fiscal 2012 due in part to several significant project wins in the first two quarters of Fiscal 2013. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. We also intend to continue to expand our foreign operations by pursuing additional international opportunities in the Middle East and other regions. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation.

        iPerform revenues in Fiscal 2014 increased approximately 4.6% compared to Fiscal 2013, primarily attributable to additional contract awards with certain public agencies. Approximately $3.3 million of the total revenues in Fiscal 2013 and approximately $935,000 of the total revenues in Fiscal 2012 were attributable to the iPerform segment and was a direct result of the BTS acquisition in November 2011. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the iPeMS performance measurement and ClearPath Weather solutions, with a near-term focus on delivering iPeMS to public agencies. We also plan for iPerform to pursue commercial opportunities in our ClearPath Weather and ClearPath Agriculture solutions.

        Gross Profit.    The following tables present details of our gross profit for Fiscal 2014 compared to Fiscal 2013, and Fiscal 2013 compared to Fiscal 2012:

	Year Ended March 31,
				% Change
	2014	2013	Increase
	(In thousands, except percentages)
Gross profit	$25,974	$23,258	$2,716	11.7%
Gross profit as a % of total revenues	38.1%	37.7%

	Year Ended March 31,
				% Change
	2013	2012	Increase
	(in thousands, except percentages)
Gross profit	$23,258	$23,071	$187	0.8%
Gross profit as a % of total revenues	37.7%	39.5%

        Our total gross profit as a percentage of total revenues for Fiscal 2014 increased approximately 0.4% compared to Fiscal 2013 primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment increased to approximately 46.6% of our total revenues in Fiscal 2014 as compared to approximately 42.2% in Fiscal 2013. Roadway Sensors revenues carry higher gross margins than Transportation Systems and iPerform revenues. Therefore, the increase in Roadway Sensors revenues had a positive impact on our overall margin.

        Our total gross profit as a percentage of total revenues for Fiscal 2013 decreased approximately 1.8% compared to Fiscal 2012 primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment decreased to approximately 42.2% of our total revenues in Fiscal 2013 as compared to 47.4% in Fiscal 2012. Gross profits as a percentage of total revenues also declined, to a lesser extent, as a result of an approximate 2.7% decrease in Roadway Sensors profit margins due to the overall decrease in revenues and an increase in sustaining engineering activities.

        Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

        We recognize a portion of our Transportation Systems and iPerform revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our workforce, which could cause fluctuations in our margins from period to period.

  Selling, General and Administrative Expense

        The following table presents selling, general and administrative expense for Fiscal 2014 and Fiscal 2013:

	Year Ended March 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$12,955	19.0%	$12,223	19.8%	$732	6.0%
Facilities, insurance and supplies	2,603	3.8	2,255	3.7	348	15.4
Travel and conferences	1,502	2.2	1,281	2.1	221	17.3
Professional and outside services	1,593	2.3	1,964	3.2	(371)	(18.9)
Other	616	0.9	367	0.6	249	67.8

Selling, general and administrative	$19,269	28.2%	$18,090	29.3%	$1,179	6.5

        The overall increase in selling, general and administrative expense for Fiscal 2014, as compared to Fiscal 2013, was primarily due to planned investments in Roadway Sensors and iPerform sales and marketing, including increased headcount which resulted in higher salary and personnel-related costs and travel. The overall increase was also attributable to business travel, facility related costs, supplies and other miscellaneous expenses.

        We anticipate that our selling, general and administrative expense for the first half of Fiscal 2015 will be significantly higher than the corresponding period in Fiscal 2014 as a result of the additional costs incurred in connection with the audit of our Fiscal 2014 financial statements. In addition, we expect that we will have additional recurring costs in future periods for improvements to our internal control design and the related augmentation of resources.

        The following table presents selling, general and administrative expense for Fiscal 2013 and 2012:

	Year Ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$12,223	19.8%	$12,434	21.3%	$(211)	(1.7)%
Facilities, insurance and supplies	2,255	3.7	1,853	3.2	402	21.7
Travel and conferences	1,281	2.1	1,568	2.7	(287)	(18.3)
Professional and outside services	1,964	3.2	1,778	3.0	186	10.5
Other	367	0.6	353	0.6	14	4.0

Selling, general and administrative	$18,090	29.3%	$17,986	30.8%	$104	0.6

        Selling, general and administrative expenses for Fiscal 2013 were generally consistent, in total, with those in Fiscal 2012. The increase in facilities and insurance costs was due to the increased cost of rent, rent related expenses and insurance coverage for a full twelve month period for our Berkeley, California office, related to the operations of BTS, which was acquired in November 2011. This increase was partially offset by a decrease in travel expenses, as well a decrease in general salary and personnel-related expenses.

  Research and Development Expense

        The following table presents research and development expense for Fiscal 2014 and Fiscal 2013:

	Year Ended March 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$2,314	3.4%	$1,454	2.4%	$860	59.1%
Facilities, development and supplies	1,232	1.8	1,378	2.2	(146)	(10.6)
Other	483	0.7	239	0.4	244	102.1

Research and development	$4,029	5.9%	$3,071	5.0%	$958	31.2

        Research and development expense for Fiscal 2014 increased approximately 31.2% compared to Fiscal 2013, primarily due to increased salary and personnel costs related to certain planned expenditures for software development in the iPerform segment, including increased headcount, as well as investments in securing intellectual property rights.

        The iPerform segment continued to develop an improved version of their flagship traffic analytics product, iPeMS. We anticipate this new offering will allow customers to seamlessly ingest traffic data from leading data providers, providing "plug-and-play" data capabilities and reduce the need for custom integration. As of March 31, 2014, we have capitalized approximately $500,000 of iPeMS software development included in intangible assets in the consolidated balance sheet. We began amortizing these assets into costs of revenues in the consolidated statement of operations in the third quarter of Fiscal 2014.

        Going forward, iPerform expects to continue developing and upgrading its performance management solution suite, including iPeMS, ClearPath Weather and ClearPath Agriculture, which will require additional investments.

        The following table presents research and development expense for Fiscal 2013 and Fiscal 2012:

	Year Ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$1,454	2.4%	$2,153	3.7%	$(699)	(32.5)%
Facilities, development and supplies	1,378	2.2	792	1.4	586	74.0
Other	239	0.4	238	0.4	1	0.4

Research and development	$3,071	5.0%	$3,183	5.4%	$(112)	(3.5)

        Research and development expense in Fiscal 2013 decreased approximately 3.5% when compared to Fiscal 2012, primarily due to certain expenditures related to software development in the iPeform segment that were capitalized to the balance sheet as of March 31, 2013, as well as certain reductions to Roadway Sensors salary and personnel-related expenditures. These reductions were offset by an increase in facility rents, development and supplies expense. The increase in facility costs was attributable to a full twelve month period for our Berkeley, California office, related to the operations of BTS that were acquired in November 2011.

Impairment of Goodwill

        In Fiscal 2012, we adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. We performed annual impairment assessments of the carrying value of goodwill for Fiscal 2014 and Fiscal 2013 in their fourth fiscal quarters, respectively. We determined it was more appropriate and cost effective to perform a qualitative assessment in Fiscal 2012 and a quantitative first-step assessment in Fiscal 2013 and Fiscal 2014 to estimate the fair value of our reporting units using both the income approach and market approach. Based on our assessments, we determined that no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

        Based on our goodwill impairment testing for Fiscal 2012, Fiscal 2013 and Fiscal 2014, we believe the carrying value of our goodwill is not currently impaired, as the estimated fair values of our reporting units exceeded their carrying values at March 31, 2014. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than the original estimates used to assess impairment of our goodwill, we could incur future goodwill impairment charges.

  Interest Expense, Net

        Net interest expense was approximately $0, $6,000 and $72,000 in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. The sequential decreases were primarily due to a continuous decrease in the overall level of borrowings on our term note. During the first quarter of Fiscal 2013, all principal and interest under the term note were paid in full. See "Liquidity and Capital Resources" below for additional details on our borrowings.

  Income Taxes

        The following table presents our provision for income taxes for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except percentages)
Provision for income taxes	$704	$716	$643

Effective tax rate	34.8%	43.9%	33.0%

        Our effective tax rate for Fiscal 2014 was favorably impacted by the recognition of approximately $359,000 of tax credits, partially offset by permanent non-deductible tax items, including share-based payments and other permanent differences amounting to approximately $103,000, and by the recording a valuation allowance against certain of our state net operating losses in the amount of $185,000, net of federal benefit.

        Our effective tax rate for Fiscal 2013 was unfavorably impacted by permanent non-deductible tax items, including share-based payments and other permanent differences amounting to approximately $82,000, and by the recording of a valuation allowance against certain of our state net operating losses in the amount of $188,000, net of federal benefit. These unfavorable impacts were partially offset by the recognition of tax credits of approximately $122,000 for research and development and hiring activities, and by approximately $62,000 of tax benefit from non-taxable favorable fair value adjustments recognized for financial statement purposes.

        Our effective tax rate for Fiscal 2012 was favorably impacted by the recognition of approximately $276,000 of previously unrecognized tax benefits during Fiscal 2012 due to the expiration of statutes limitation in various jurisdictions, by the recognition of tax credits of approximately $246,000 for research and development activities, and by approximately $211,000 of tax benefit from non-taxable favorable fair value adjustments recognized for financial statement purposes. These favorable impacts were partially offset by the impact of recognizing approximately $466,000 of expense upon the expiration of a state net operating loss, net of federal benefit.

        As of March 31, 2014 and 2013, we recorded a valuation allowance against certain of our state net operating loss carryforwards, which we estimated were likely to not be realized within the applicable carryforward period in the amount of $373,000 and $188,000, respectively, net of federal tax benefit. In making our determination as to the realizability of our deferred tax assets, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

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

        At March 31, 2014, we had $18.6 million of federal net operating loss carryforwards and $8.0 million of state net operating loss carryforwards that begin to expire in 2021 and 2015, respectively. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will cause us to have future income tax payments that are substantially lower than the income tax liability calculated using statutory tax rates. Due to changes in stock ownership, our federal net operating loss carryforwards and other federal attributes are subject to a Section 382 annual limitation.

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

        At March 31, 2014, we had $30.9 million in working capital, which included $20.4 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $29.4 million at March 31, 2013, which included no borrowings on our line of credit and $18.7 million in cash and cash equivalents.

        The following table summarizes our cash flows for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,274	$3,193	$668
Investing activities	(779)	367	10,002
Financing activities	(759)	(3,583)	(3,787)

        Operating Activities.    Cash provided by our operations in Fiscal 2014 was primarily the result of our net income of approximately $1.4 million and approximately $2.6 million non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was offset by approximately $0.7 million used in working capital, consisting of approximately $1.5 million from accounts receivable, inventories, and net costs and estimated earnings in excess of billings, net of approximately $0.8 million for prepaid expenses and other assets and accounts payable and accrued activities.

        Our accounts receivable and costs and estimated earnings in excess of billings increased approximately $0.9 million, or 4.9%, during Fiscal 2014 mainly as a result of an approximate 11.0% year-over-year increase in revenues. In the near future, our accounts receivable and net costs and estimated earnings in excess of billings accounts are likely to be determined based upon, among other factors, increases or decreases in revenues, the timing of collections of existing receivables and our ability to timely invoice our billings in excess of costs. We try to offset significant increases in accounts receivables through increased and focused collection efforts; however, we cannot assure you that our collection efforts will be successful. The increase in accounts payable by approximately $502,000 at March 31, 2014 compared to March 31, 2013 was largely driven by the general timing of payments to vendors and sub-consultants.

        Cash provided by our operations in Fiscal 2013 was primarily the result of (i) adding back to net income $901,000 of depreciation expense, $279,000 of stock-based compensation expense, $644,000 of amortization expense and $1.4 million of deferred tax assets, (ii) deducting from net income $181,000 in changes in the fair value of contingent consideration related to our prior acquisitions of MET and BTS and $1.5 million of gain on the sale of Vehicle Sensors and (iii) approximately $300,000 in negative cash flows resulting from changes in our operating assets and liabilities during Fiscal 2013, all of which was offset by our net income of $2.4 million for such fiscal year. Our accounts receivable and net costs and estimated earnings in excess of billings increased approximately $851,000, or 5.2%, during Fiscal 2013 mainly as a result of an approximate 5.6% year-over-year increase in revenues.

        Cash provided by our operations in Fiscal 2012 was primarily the result of (i) adding back to net income $907,000 of depreciation expense, $331,000 of stock-based compensation expense, $504,000 of amortization expense and $286,000 of deferred tax assets, (ii) deducting from net income $619,000 in changes in the fair value of contingent consideration related to our acquisitions of MET and BTS and $1.2 million for the gain on the sale of Vehicle Sensors and (iii) $2.1 million in negative cash flows resulting from changes in our operating assets and liabilities during Fiscal 2012, all of which was offset by our net income of $2.5 million for such fiscal year. Our accounts receivable and net costs and estimated earnings in excess of billings increased approximately $3.0 million, or 21.9%, during Fiscal 2012 mainly as a result of a 12.4% year-over-year increase in net sales and contract revenues as well as the timing of collection on certain receivables.

        Investing Activities.    Cash used in our investing activities during Fiscal 2014 consisted of approximately $452,000 for purchases of property and equipment and approximately $301,000 used for the development of software and data acquisitions in the iPerform segment. Cash provided by our investing activities for Fiscal 2013 primarily consisted of (i) $1.4 million in proceeds from the sale of the Vehicle Sensors segment, (ii) purchases of property and equipment of $815,000 and (iii) capitalized software of $190,000 related to iPeMS. Cash provided by our investing activities for Fiscal 2012 largely consisted of (i) $11.4 million in proceeds from the sale of the Vehicle Sensors segment, (ii) $1.0 million used for the acquisition of MET and BTS, which consisted of $840,000 for the initial purchase of BTS and $129,000 related to purchase price adjustments for the purchase of MET, (iii) purchases of property and equipment of $337,000 and (iv) capitalized software of $138,000 related to iPeMS.

        Financing Activities.    Net cash used in financing activities during Fiscal 2014 was primarily the result of approximately $409,000 in cash used for a deferred payment for the prior acquisition of MET, approximately $250,000 in cash used for an earn-out payment for the prior acquisition of BTS, and approximately $339,000 in cash used to repurchase shares of our common stock under our stock repurchase program. This was partially offset by our receipt of proceeds of $270,000 from stock option and warrant exercises. Net cash used in our financing activities during Fiscal 2013 primarily consisted of $2.5 million used to repurchase our common stock under our stock repurchase program, $634,000 in payments on our long-term debt and $700,000 paid to the BTS shareholders for achievement of earn-out provisions of the purchase agreement. Net cash used in our financing activities during Fiscal 2012 primarily consisted of $2.3 million in payments on our long-term debt, which consists of a bank term note, $676,000 related to the first year deferred payment to the former stockholders of MET, $112,000 for the second anniversary payment for the prior acquisition of BTS and $754,000 used to repurchase our common stock under our stock repurchase program.

  Borrowings

        In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust ("CB&T"). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and interest payments under the term note in September 2012; the term note did not contain any early termination fees or prepayment penalties.

        In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

        As of March 31, 2014 and March 31, 2013, no amounts were outstanding under the revolving line of credit. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants.

        In connection with our credit facility and loan agreement with CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. As of March 31, 2014, we were in compliance with all such financial covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of certain covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off-Balance Sheet Arrangements

        Other than our operating leases, which are further described at Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not believe we have any other material off-balance sheet arrangements at March 31, 2014.

Seasonality

        We have historically experienced seasonality, particularly with respect to our Roadway Sensors sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems revenues in our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. With the addition of MET in January 2011, we have also experienced seasonality related to certain ClearPath Weather services in our first and second fiscal quarters mainly because these services are generally not required during spring and summer when weather conditions are comparatively milder.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to interest rate risk is limited to our line of credit, which bears interest equal to the prevailing prime rate (3.25% at March 31, 2014) plus 0% to 1.0%. We do not believe that a 10% increase in the interest rate on our line of credit would have a material impact on our financial position, operating results or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of a material weakness in our internal controls over financial reporting ("ICFR") as described below.

        (b) Material weakness in ICFR.    A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following significant deficiencies that constitute a material weakness in our ICFR as of March 31, 2014:

  •
  The Company has not designed appropriate internal controls to analyze each consulting contract to determine if it should be accounted for in accordance with contract accounting (FASB Accounting Standards Codification ("ASC") 605-35, Construction-Type and Production-Type Contracts) or as a multiple element arrangement (ASC 605-25, Revenue Recognition: Multiple-Element Arrangements) and the proper revenue recognition policy to apply.

  •
  The Company has not consistently evaluated how an arrangement or a contract should be bifurcated into separate elements or how separate elements within such arrangements are properly combined in accordance with GAAP.

  •
  The Company has not designed sufficient controls to consider the impact of software elements and if such elements result in the arrangement or portions of the arrangement to be software elements to be accounted for in accordance with ASC 985-605, Software: Revenue Recognition.

        (c) Plan for remediation of material weakness.    Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management has or intends to take the following actions to address the material weakness:

  •
  Management has created a new position (Director, Revenue Recognition) to perform the proper analysis for multiple element contracts, software elements, construction accounting, and other technical accounting issues.

  •
  Management began implementing processes and controls during the first quarter of Fiscal 2015 to evaluate multiple deliverable arrangements to ensure revenue is recognized and accounted for in accordance with GAAP.

  •
  Management has performed a detailed review of revenues resulting from contracts as of March 31, 2014 and recorded the necessary adjustments.

        (d) Changes in internal control.    Except as discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of Fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

        We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2006). Based on our assessment, we believe that, as of March 31, 2014, our internal control over financial reporting was not effective due to a material weakness related to our controls over the accounting for consulting services revenues. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Such a report is not required pursuant to the rules of the SEC applicable to smaller reporting companies.

ITEM 9B.    OTHER INFORMATION

        Effective February 21, 2014, we entered into a First Amendment to Lease (the "Amendment") with RREF II Freeway Acquisitions, LLC ("Landlord"). The Amendment modifies the Office Lease dated May 24, 2007 ("Lease") between us and Landlord's predecessor-in-interest, Crown Carnegie Associates, LLC, pursuant to which we lease our headquarters in Santa Ana, California. The Amendment reduces the size of the leased premises to approximately 41,000 rentable square feet and amends the term of the Lease to 96 months, beginning April 1, 2014. The monthly lease rate will be approximately $76,000 during the first year of the term and increase each year thereafter, up to a maximum of approximately $90,000 during the last year of the term. In addition, the Amendment provides for a second option to extend the term of the Lease by five years, for a total of two consecutive five year extension options under the Lease, as well as approximately $328,000 in incentives in the form of tenant improvement allowances.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The table and narrative below set forth certain information, as of August 15, 2014, regarding our directors and executive officers. We believe our directors have the following other key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of experience and thought; and the commitment to devote significant time and energy to service on our Board of Directors and its committees.

Name	Age	Current Position(s) with Iteris
Richard Char(3)	55	Director
Kevin C. Daly, Ph.D.(2)(3)	70	Director
Gregory A. Miner(1)	59	Chairman of the Board
Abbas Mohaddes	57	Chief Executive Officer, President and Director
Gerard M. Mooney	60	Director
Thomas L. Thomas(1)(2)(3)	65	Director
Mikel H. Williams(1)(2)	57	Director
Todd Kreter	54	Senior Vice President and General Manager of Roadway Sensors
Thomas N. Blair	50	Senior Vice President, iPerform
Craig Christensen	36	Chief Financial Officer (Interim), Vice President and Controller

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Richard Char has served as Senior Vice President of Business Development at VeriFone Holdings, Inc., global provider of technology for electronic payment transactions and value-added services at the point-of-sale, since July 2014. From August 2011 to April 2014, Mr. Char was Managing Director and Global Head of Digital Networks and Retail Solutions with Citi Enterprise Payments. Prior to joining Citi, Mr. Char was the Senior Managing Director at Regent Pacific Management Corporation, a turnaround, restructuring, and performance improvement firm, from September 2010 to August 2011. From October 2008 to March 2010, Mr. Char served as CEO of Incentium, LLC (formerly, VIPGift LLC), a provider of corporate and consumer loyalty and incentive programs. Incentium filed for bankruptcy protection in February 2011. From June 2006 to July 2008, Mr. Char was the Senior Vice President of Corporate Development and General Counsel of Blackhawk Network, Inc., then an affiliate of Safeway which markets pre-paid gift cards through leading U.S. retailers. Mr. Char's prior business experience includes serving as the President and Chief Executive Officer of IC Media, a developer of CMOS digital image sensors, as the Managing Director with the Technology Group of Credit Suisse First Boston, as Co-Head of Technology Investment Banking at Cowen & Company, and as a partner in the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Char also served on the board of directors of Netlist, Inc. from January 2010 until December 2012. He received his A.B. degree from Harvard College and his J.D. degree from Stanford Law School. Mr. Char has served as a director since October 2005 and brings to the Board of Directors executive leadership experience, as well as significant corporate finance, legal and corporate development experience and financial acumen through his many years of work as a lawyer and in corporate finance.

        Kevin C. Daly, Ph.D. has served as the CEO of Maxxess Systems, Inc., a provider of electronic security systems, since November 2005. Between August 2007 and August 2009, Dr. Daly also served as

CEO of iStor Networks, Inc., a manufacturer of IP SAN storage systems. Prior to that, he served as the CEO of several technology companies, including Avamar Technologies, Inc. and ATL Products, Inc. Dr. Daly served on the board of directors of sTec, Inc., a provider of solid state disk systems, from May 2010 until the acquisition of the company in September 2013 by Western Digital Corporation. Dr. Daly received a B.S. degree in electrical engineering from the University of Notre Dame and M.S., M.A. and Ph.D degrees in engineering from Princeton University. He has served as a director of Iteris since 1993. Having served as the CEO of several technology companies and as a director of both private and public companies, Dr. Daly offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by such companies.

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

        Abbas Mohaddes has served as our Chief Executive Officer and President since March 2007 and as a director since September 2005. Prior to his promotion in March 2007, Mr. Mohaddes served as our Executive Vice President from October 2004. He also served in a number of executive positions with our former Iteris, Inc. subsidiary ("Iteris Subsidiary"), through which the majority of our current operations were conducted until we merged that subsidiary into us in October 2004. Mr. Mohaddes was also the President and Chief Executive Officer of Meyer, Mohaddes Associates, Inc. ("MMA"), an ITS and transportation firm that he co-founded, which was acquired by the Iteris Subsidiary in 1998. Mr. Mohaddes is an International Road Federation board member, a founding member and the past chairman of the board of Intelligent Transportation Society of America, a member of Transportation Research Board Executive Committee, Institute of Transportation Engineers, Forum for Corporate Directors, and UCI Chief Executive Roundtable. Mr. Mohaddes provides extensive technology, industry and management experience to the Board, as well as a substantial understanding of the Company and its operations resulting from his service as an officer of our Iteris Subsidiary and as the founder of MMA.

        Gerard M. Mooney retired from International Business Machines Corporation ("IBM") in March 2014, after serving in a number of senior positions since 2000. Most recently, he served as the Vice President Strategy for IBM's Public Sector from February 2012 until his retirement, as the General Manager, Global Smarter Cities for IBM from November 2011 to February 2012, and as the General Manager, Global Government and Education for IBM from April 2008 to November 2011. Before joining IBM, Mr. Mooney held various management positions at Hewlett-Packard Company for six years. Mr. Mooney has extensive operational and financial experience across a broad range of technology-based companies, from start-ups to large public companies. He is actively involved in the intelligent transportation market and serves as a member of the board of directors of the Intelligent Transportation Society of America. He also has considerable experience with the major customers in the professional transportation market. He received a B.A. degree from Mount Saint Mary's College, an M.S. degree in Accounting from Georgetown University and an M.B.A. from Yale University. Mr. Mooney has served as a director of Iteris since September 2013 and brings to the Board of Directors extensive experience in setting and implementing strategy for both large and small technology organizations, deep category knowledge of the intelligent transportation market, and familiarity with many key customers for intelligent transportation solutions.

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

        Mikel H. Williams has served since May 2013 as the Chief Executive Officer and a director of JPS Industries, Inc., a manufacturer of sheet and mechanically formed glass and aramid substrate materials for the electronics, aerospace ballistics and general industrial applications. Prior to that, Mr. Williams was the President, Chief Executive Officer and a director of DDi Corp., a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 to May 2012 and a Senior Vice President and Chief Financial Officer of DDi from November 2004 to October 2005. Mr. Williams has also served in various management positions with several technology related companies. DDi was acquired by Viasystems Group, Inc. in May 2012. Mr. Williams began his career as a certified public accountant in the State of Maryland, working as an auditor for Price Waterhouse. Mr. Williams also serves on the boards of directors of USEC Inc. and Lightbridge Communications Corporation and served on the board of directors of Tellabs, Inc. until it was sold in December 2012. Mr. Williams was added to USEC's board of directors in October 2013 on the recommendation of certain holders of USEC's convertible senior notes as USEC was considering a bankruptcy restructuring, which is currently in process. Mr. Williams has served as a director of Iteris since April 2011 and provides the Board of Directors with operational and public company experience and valuable strategic insights through his many years of leadership positions in technology-related companies with international operations, as well as valuable knowledge and insights in finance and financial reporting matters.

        Todd Kreter has served as Senior Vice President and General Manager of Roadway Sensors since May 2014. Mr. Kreter served as our Senior Vice President, Sensors Development and Operations, of the Company from May 2009 to May 2014 and as Vice President of Engineering from November 2007 to May 2009. Prior to joining us, Mr. Kreter served in a number of executive positions at Quantum Corporation, most recently as the VP Global Services from 2004 to January 2007, where he managed the company's worldwide customer service organization. Mr. Kreter holds an executive M.B.A. from Stanford/AEA and a B.S. degree in mechanical engineering from California State University, Fullerton.

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

        Craig Christensen has served as our Chief Financial Officer (Interim) since July 2014, as Vice President since April 2014 and as Controller since April 2012. Prior to joining the Company, Mr. Christensen served as the Corporate Controller and Director of Finance and Accounting at

SM&A, a provider of competition and program management services, from 2007 until April 2012. Prior to joining SM&A, Mr. Christensen served as a Manager in the Assurance Advisory & Business Services practice at Ernst & Young LLP. Mr. Christensen is a Certified Public Accountant in the State of California and holds a Bachelor of Arts degree in Business Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Family Relationships

        There are no family relationships among any of our directors or executive officers.

Code of Ethics and Business Conduct

        Our Board of Directors has adopted a Code of Ethics and Business Conduct ("Code of Ethics") which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics is available on the Investor Relations section of our website at www.iteris.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and any waivers of provisions of the Code of Ethics required to be disclosed under the rules of the SEC, at the same location on our website.

Audit Committee

        We currently have several standing committees of the Board, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The current members of our Audit Committee are Messrs. Miner, Thomas and Williams. The Board has determined that each member of the Audit Committee is "independent" under the listing standards of NYSE MKT and the SEC rules regarding audit committee memberships. The Board has identified Mr. Williams as the member of the Audit Committee who qualifies as an "audit committee financial expert" under applicable SEC rules and regulations governing the composition of the Audit Committee.

Changes in Nominating Procedures

        There have been no material changes to the procedures by which security holders may recommend nominees to our Board that were implemented since we last disclosed such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. Based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended March 31, 2014 and written representations received from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table shows information regarding the compensation earned during the fiscal years ended March 31, 2013 and 2014 by (i) our Chief Executive Officer and (ii) our two most highly compensated executive officers (other than our Chief Executive Officer) who were serving as executive officers as of March 31, 2014. The officers listed below are collectively referred to as the "named executive officers" or "NEOs" in this report.

Name and Principal Position	Fiscal Year	Salary		Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Abbas Mohaddes	2014	$376,910		—	$96,800	$51,316	$13,650	$538,676
Chief Executive Officer	2013	380,016		—	—	39,039	13,581	432,636
Todd Kreter	2014	213,013		—	38,720	38,372	6,771	296,876
Senior Vice President	2013	215,266		—	—	20,871	7,608	243,745
Thomas N. Blair	2014	230,006			—	32,848	6,569	269,423
Senior Vice President	2013	160,894	(5)	75,000	79,100	50,000	1,858	366,852

(1)
The dollar amounts shown represent the grant date fair value of restricted stock units ("RSUs") granted during the applicable fiscal year calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, based on the closing sales price of the underlying shares of our common stock on the respective grant dates and without any adjustment for estimated forfeitures. Each RSU represents the right to receive one share of our common stock. The RSU awards vest in equal annual installments over four years, with the first installment vesting approximately one year after the grant date. Vested shares are issued as soon as practicable after the applicable vesting date.

(2)
The dollar amounts shown represent the grant date fair value of stock options granted during the applicable fiscal year determined pursuant to the Black-Scholes-Merton option pricing formula, in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the calculations, see Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. See also our discussion of stock-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates". The options have an exercise price equal to the closing sales price of our common stock as of the grant date, vest in equal annual installments over four years, and are not exercisable until vested.

(3)
The amounts shown in this column constitute the cash bonuses paid to each named executive officer based on the attainment of certain pre-established criteria. These awards are discussed in further detail under "Plan-Based Bonuses" below.

(4)
Represents 401(k) plan employer contributions and automobile allowances paid by us.

(5)
Mr. Blair was hired on July 10, 2012 at an annual salary of $230,000. The Fiscal 2013 salary represents the amount earned by Mr. Blair from his hire date to the end of Fiscal 2013.

Plan-Based Bonuses

        For Fiscal 2014, the potential compensation for Messrs. Mohaddes, Kreter and Blair included an annual cash bonus based upon criteria established by the Compensation Committee at the beginning of the fiscal year. The bonuses were entirely based on our corporate and business unit performance and achievements. For Mr. Mohaddes, 70% of his potential bonus was based on the total revenue and operating income achieved by the Company for the year, 10% of his potential bonus was based on revenue achieved by the iPerform segment, and 20% of his potential bonus was based on achieving certain milestones with respect to the iPerform segment. For Mr. Kreter, 50% of his potential bonus was based on the total revenue and operating income achieved by the Company, 40% of his potential bonus was based on revenue and operating income achieved by the Roadway Sensors segment, and 10% of his potential bonus was based on revenue achieved by the iPerform segment. For Mr. Blair, 40% of his potential bonus was based on the total revenue and operating income achieved by the Company, 30% of his potential bonus was based on revenue and operating income achieved by the iPerform segment, and 30% of his potential bonus was based on achieving certain milestones with respect to the iPerform segment.

        The milestones to be achieved by Messrs. Mohaddes and Blair with respect to the iPerform segment for bonus purposes were (i) achieving development milestones according to the approved Fiscal 2014 plan, which generally consisted of research and development, business development and marketing goals, and (ii) adding $10 million of backlog during Fiscal 2014, with no bonuses payable with respect to such milestone at or below $8.5 million of backlog.

        The corporate and business unit performance targets for the annual cash bonuses for Messrs. Mohaddes, Kreter and Blair for Fiscal 2014 were as follows:

Performance Component(1)	No Bonuses At or Below	Target	Maximum
	(in thousands)
Corporate Revenue	$61,285	$72,100	$79,310
Corporate Operating Income	2,120	2,650	2,915
Roadway Sensors Revenue	28,980	32,200	33,810
Roadway Sensors Operating Income	3,680	4,600	5,290
iPerform Revenue	7,560	8,400	9,240
iPerform Operating Loss	(2,040)	(2,550)	(2,933)

(1)
The corporate revenue and operating income goals and the iPerform revenue goal were applicable to each NEO, the Roadway Sensors revenue and operating income goals were applicable to Mr. Kreter, and the iPerform Operating Income goal was applicable to Mr. Blair.

        The potential bonuses at target for Fiscal 2014 were as follows: Mr. Mohaddes—$175,000; Mr. Kreter—$115,000; and Mr. Blair—$115,000. If our performance for Fiscal 2014 exceeded the revenue and operating income targets set for bonus purposes, the executives could have earned an additional bonus of up to 50% of the target bonus award that was not based upon achieving milestones. The full 50% additional bonus would have been earned by the NEOs if the Company had achieved the revenue and operating income goals set forth under the "Maximum" column above. If the Company had achieved revenue and operating income which were less than the goals set forth under the "Maximum" column but more than the amounts set forth under the "Target" column, the additional bonus payable would have been proportional, or based on the level of the Maximum goal achieved when measured from the Target amount. For example, if the performance had exceeded the Target goal by 25% of the difference between the Maximum and Target amounts, then 25% of the 50% additional bonus relating to such performance goal would have been payable.

        In Fiscal 2014, our actual revenue and operating results for the Company and for the relevant business units were as follows: Corporate Revenue—$68.2 million; Corporate Operating Income—$2.0 million; Roadway Sensors Revenue—$31.8 million; Roadway Sensors Operating Income—$3.7 million; iPerform Revenue—$5.9 million; and iPerform Operating Loss—$(2.5) million. As a percentage of the targets set for bonus purposes, the results were as follows: Corporate Revenue—94.6%; Corporate Operating Income—76.4%; Roadway Sensors Revenue—98.7%; Roadway Sensors Operating Income—79.4%; iPerform Revenue—70.7%; and iPerform Operating Income—103.3%. For bonus purposes, segment operating income results include certain corporate allocations. Accordingly, based upon the above described criteria, bonuses in the following amounts were approved for Fiscal 2014: Mr. Mohaddes—$51,316; Mr. Kreter—$38,372; and Mr. Blair—$32,848.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth the outstanding equity awards held by each named executive officer as of March 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)		Market Value of Shares or Units of Stock That Have Not Vested(3)
Abbas Mohaddes	30,000	—	$2.21	06/15/06	06/14/16	12,500	(4)	$24,750
Chief Executive Officer	100,000	—	2.55	03/14/07	03/13/17
	200,000	—	2.34	10/02/07	10/01/17
	100,000	—	1.41	05/27/09	05/26/19
	37,500	37,500	1.10	08/10/11	08/09/21
	—	100,000	1.81	07/29/13	07/28/23
Todd Kreter	25,000	—	2.46	02/21/08	02/20/18	6,250	(4)	12,375
Senior Vice President	25,000	—	1.41	05/27/09	05/26/19	10,000	(5)	19,800
	15,000	15,000	1.10	08/10/11	08/09/21
	—	40,000	1.81	07/29/13	07/28/23
Thomas N. Blair	25,000	75,000	1.50	08/09/12	08/08/22	37,500	(6)	74,250
Senior Vice President

(1)
Each option vests at the rate of 25% on each of the first four anniversaries of the grant date.

(2)
Indicates the number of shares of common stock subject to restricted stock unit ("RSU") awards. Each RSU represents the right to receive one share of our common stock.

(3)
The dollar amounts represent the market value of the shares subject to the RSUs, calculated by multiplying the closing sales price of our common stock on the last business day of Fiscal 2014 by the applicable number of shares.

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

(6)
The original RSU award was granted on August 9, 2012 and vests in equal annual installments over four years. The first installment vested on August 9, 2013. The shares indicated represent the remaining unvested amount.

Employment Contracts; Termination of Employment and Change of Control Arrangements

        We do not currently have any employment contracts in effect with any of our named executive officers other than the agreements described below. We provide incentives such as salary, benefits and option grants to attract and retain executive officers and other key associates. The plan administrators of the 1997 Stock Incentive Plan and the 2007 Omnibus Incentive Plan have the authority to provide for the accelerated vesting of outstanding options held by an individual in connection with the termination of such individual's employment following an acquisition in which these options are assumed or the repurchase rights with respect to the unvested shares are assigned or upon certain changes in control of the Company. Other than such accelerated vesting and the agreements described above, there is no agreement or policy which would entitle any executive officer to severance payments or any other compensation as a result of such officer's termination.

  Agreement with Abbas Mohaddes

        On July 29, 2013, we entered into an Employment Agreement (the "Employment Agreement") with Abbas Mohaddes, our Chief Executive Officer. The Employment Agreement has an initial term of three years and thereafter renews automatically for successive one year periods until ten years after the effective date (such initial term together with any renewal periods, the "Employment Period"), unless either party provides written notice of nonrenewal at least 30 days prior to the end of the initial term or any renewal period. Under the terms of the Employment Agreement, Mr. Mohaddes is entitled to an initial base salary of $380,000 per year, which may be increased from time to time at the sole discretion of the Compensation Committee of our Board of Directors. In the event that he is terminated without Cause (as defined in the Employment Agreement) during the Employment Period, Mr. Mohaddes is entitled to (i) salary continuation for 12 months following termination (or a lump sum payment equal to his base salary in the event the termination without Cause occurs within 12 months after a Change in Control (as defined in the Employment Agreement)), (ii) a lump sum payment equal to 50% of his average annual target bonus for the two years immediately preceding the year of termination, payable no later than 30 days following termination, and (iii) reimbursement for the cost to continue health benefit coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) for a period of up to one year following termination. If his employment is terminated as a result of death or disability, then Mr. Mohaddes (or his estate) will be entitled to, in the case of death, a lump sum payment equal to 50% of his then effective base salary and, in the case of disability, salary continuation of up to 90 days until he is eligible for short-term disability payments. In the event that he resigns for Good Reason (as defined in the Employment Agreement) after a Change in Control, in lieu of any other benefits under the Employment Agreement, Mr. Mohaddes will be entitled to (I) a lump sum payment equal to one year's base salary plus an amount equal to 50% of his average annual target bonus for the two years immediately preceding the year of termination, payable no later than 30 days following termination, and (II) reimbursement for the cost to continue health benefit coverage under COBRA for a period of up to one year following termination.

Director Compensation

        Directors who are not employees of Iteris or any of its subsidiaries receive an annual retainer of $28,000 per year, paid quarterly, with the Chairman of the Board receiving an additional $10,000 per year. No additional amounts are paid for attending meetings. In addition, each non-employee director who serves on a Board committee receives the following annual amounts, paid quarterly: Audit Committee—$2,500 ($5,000 for the Chair); Compensation Committee—$1,500 ($3,000 for the Chair); Nominating and Governance Committee—$1,000 ($2,000 for the Chair); ad hoc committees—$500 ($1,000 for the Chair). All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees.

        Non-employee directors are also eligible to receive periodic option grants pursuant to the Directors' Automatic Option Grant Program under our 2007 Omnibus Incentive Plan. Under that plan, each non-employee director receives an option to purchase 20,000 shares of common stock upon his initial appointment to the Board of Directors and an additional option to purchase 10,000 shares of common stock on the date of each annual meeting provided he has served on the Board for at least six months as of such annual meeting. Each such option is immediately exercisable for any or all of the option shares, but the shares acquired are subject to repurchase by the Company at the exercise price paid per share if the optionee ceases service with the Company prior to vesting in those shares. Each option vests in full upon the optionee's completion of one year of service measured from the grant date. However, the vesting of each such option will accelerate in full upon certain changes in control of the Company or upon the optionee's death or disability while a director. Each option granted to non-employee directors under the Directors' Automatic Option Grant Program will have an exercise price equal to the fair market value of the common stock on the grant date and a maximum term of ten years, subject to earlier termination following the optionee's cessation of service as a Board member. Following the optionee's cessation of Board service for any reason, each option will remain exercisable for a 12-month period and may be exercised during that time for any or all shares in which the optionee is vested at the time of such cessation of service as a director.

        The following table sets forth a summary of the compensation earned in Fiscal 2014 by each person who served as a director during such year, who is not a named executive officer.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Richard Char	$29,000	$9,382	$38,382
Kevin C. Daly, Ph.D.	33,500	9,382	42,882
Gregory A. Miner	41,500	9,382	50,882
Gerard M. Mooney	14,000	18,763	32,763
Thomas L. Thomas	33,000	9,382	42,382
Mikel H. Williams	34,500	9,382	43,882

(1)
Represents amounts earned by the directors based on the compensation arrangement described above.

(2)
The dollar amounts shown represent the grant date fair value of stock options granted in Fiscal 2014 determined pursuant to the Black-Scholes-Merton option pricing formula, in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the calculations, see Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. See also our discussion of stock-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates". At the end of Fiscal 2014, the non-employee directors held options for the following number of shares of common stock: Richard Char—75,000; Kevin C. Daly, Ph.D.—65,000; Gregory A. Miner—60,000; Gerard M. Mooney—20,000; Thomas L. Thomas—65,000; and Mikel H. Williams—40,000.

Indemnification of Directors and Officers

        Under Section 145 of the Delaware General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended. Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law, and our bylaws require us to advance litigation expenses upon receipt of an undertaking by the director or officer to repay such advances if it is ultimately determined that the director or officer is not entitled to indemnification. The bylaws further provide that rights conferred under such bylaws do not exclude any other right such persons may have or acquire under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

        Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

        We have entered into agreements to indemnify certain of our directors and officers in addition to the indemnification provided for in the certificate of incorporation and bylaws. These agreements, among other things, indemnify such directors and officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of Iteris, or as a director or officer of any other company or enterprise to which the person provides services at our request.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of August 15, 2014, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers in the Summary Compensation Table which appears elsewhere herein, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(2)
Lloyd I. Miller, III(3)	5,367,630	16.5%
Thomson Horstmann & Bryant, Inc.(4)	2,070,852	6.4
Abbas Mohaddes(5)	1,398,691	4.2
Todd Kreter(6)	111,060	*
Thomas N. Blair(7)	66,401	*
Richard Char(8)	84,000	*
Kevin C. Daly, Ph.D(9)	420,132	1.3
Gregory A. Miner(10)	687,485	2.1
Gerard M. Mooney(11)	20,000	*
Thomas L. Thomas(12)	104,000	*
Mikel H. Williams(13)	50,000	*
All executive officers and directors as a group (10 persons)(14)	2,963,019	8.8%

*
Less than 1%.

(1)
The address of each of the directors and officers is 1700 Carnegie Avenue, Suite 100, Santa Ana, CA 92705.

(2)
Based on 32,608,874 shares of common stock outstanding as of August 15, 2014. Shares of common stock subject to options which are exercisable within 60 days of August 15, 2014 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation. In addition to the shares held in the individual's name, the number of shares indicated also includes shares held for the benefit of the named person under our 401(k) and Stock Ownership Plan.

(3)
Pursuant to an amendment to a Schedule 13G filed on February 12, 2014 with the SEC, Mr. Miller reported that, as of December 31, 2013, he had sole dispositive and voting power with respect to 5,231,993 shares as (i) the manager of a limited liability company that is the general partner of certain limited partnerships, (ii) the manager of a limited liability company that is the adviser to certain trusts, (iii) the manager of a limited liability company and (iv) an individual. As of such date, Mr. Miller also had shared dispositive and voting power with respect to 135,637 shares as (i) an advisor to the trustee of a certain trust and (ii) an authorized person with respect to a custody account. The address for Mr. Miller is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401.

(4)
Pursuant to a Schedule 13G filed on February 6, 2014 with the SEC, Thomson Horstmann & Bryant, Inc. reported that it had sole dispositive power over 2,070,852 shares (and shared voting power over 968,391 shares). The address for Thomson Horstmann & Bryant, Inc. is 501 Merritt 7, Norwalk, CT 06851.

(5)
Includes (i) 492,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014 and (ii) 11,540 shares held by Mr. Mohaddes' IRA.

(6)
Includes 82,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014.

(7)
Includes 50,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014.

(8)
Includes (i) 75,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014 and (ii) 9,000 shares held by the Char-Yoshida Family Trust, of which Mr. Char is a co-trustee.

(9)
Includes (i) 100 shares held by Dr. Daly's spouse, (ii) 329,032 shares held by Dr. Daly's IRA, and (iii) 65,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014.

(10)
Includes (i) 183,334 shares held by Mr. Miner's IRA, (ii) 19,230 shares held by Mr. Miner's wife's IRA and (iii) 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014.

(11)
Includes 20,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014.

(12)
Includes 65,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014.

(13)
Includes 40,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014.

(14)
Includes 963,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after August 15, 2014. The number indicated includes shares held by Craig Christensen, who was appointed as our Chief Financial Officer (Interim) in July 2014.

Equity Compensation Plans

        The following table provides information as of March 31, 2014 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders
1997 Stock Incentive Plan	262,000		$2.74		—
2007 Omnibus Incentive Plan	1,952,000	(1)	1.75	(2)	263,000
Equity Compensation Plans Not Approved by Security Holders
None	—		—		—

Total	2,214,000	(1)	$1.88	(2)	263,000

(1)
Includes 195,000 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder's period of continued service.

(2)
Calculated without taking into account the 195,000 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

        Since April 1, 2012, other than the agreements and transactions described in Part III, Item 11 and the transactions described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year end for the last two fiscal years and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes Mr. Daly, a current director of Iteris and the Chief Executive Officer of Maxxess, and Joel Slutzky, a former director of Iteris. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to Maxxess. In August 2009, Maxxess executed a promissory note payable to us for $274,000. The promissory note accrued interest at a rate of 6% per annum, compounded annually, with such interest to be paid annually on the first business day of each calendar year. Payments under the note may be made in bona fide services rendered by Maxxess to us to the extent such services and amounts are pre-approved in writing by us. All amounts outstanding under the note was to become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.

        On July 23, 2013, the promissory note with Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be made in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of March 31, 2014 and as of August 15, 2014, approximately $259,000 of the original principal balance was outstanding and payable to us. During each of Fiscal 2013 and Fiscal 2014, interest payments totaling approximately $16,000 were made by Maxxess. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

Director Independence

        The Board of Directors has determined that each of Messrs. Char, Daly, Miner, Mooney, Thomas and Williams satisfies the requirements for "independence" under the listing standards of NYSE MKT.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

        The following table presents the aggregate fees billed by McGladrey LLP for the indicated services for the fiscal years ended March 31, 2013 and 2014:

	Fiscal Year Ended March 31,
	2013	2014
Audit Fees	$275,000	$1,082,000
Audit-Related Fees	52,000	50,000
Tax Fees	105,000	27,000
All Other Fees	—	—

Total Fees	$432,000	$1,159,000

        Audit Fees.    Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and other regulatory filings. Additionally, audit fees include professional services rendered in connection with the Company's annual statutory overhead rate audits.

        Audit-Related Fees.    Audit-related fees consist of fees for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under "Audit Fees." Such fees include, among other things, fees for registration statements, fees for internal control reviews and assistance with meeting the requirements of Section 404 of the Sarbanes-Oxley Act and certain consultations concerning financial accounting and reporting standards.

        Tax Fees.    Tax fees consist of fees billed to us by McGladrey LLP during the fiscal years ended March 31, 2013 and 2014 for tax compliance services, which include the preparation of federal, state and international tax returns, and for tax consultations, including tax planning and federal, state and international tax advice.

        All Other Fees.    There were no other fees billed to us by McGladrey LLP during the fiscal years ended March 31, 2013 and 2014.

Audit Committee Pre-Approval Policies and Procedures

        All engagements for services by McGladrey LLP or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by McGladrey LLP for the fiscal year ended March 31, 2014.

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

Dated: September 3, 2014	ITERIS, INC. (Registrant)
	By	/s/ ABBAS MOHADDES Abbas Mohaddes Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint Craig. A Christensen and Abbas Mohaddes, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ABBAS MOHADDES Abbas Mohaddes	Director, President and Chief Executive Officer (principal executive officer)	September 3, 2014
/s/ CRAIG A. CHRISTENSEN Craig A. Christensen	Chief Financial Officer (Interim) (principal financial and accounting officer)	September 3, 2014
/s/ GREGORY A. MINER Gregory A. Miner	Chairman of the Board	September 3, 2014
/s/ RICHARD CHAR Richard Char	Director	September 3, 2014

Signature	Title	Date

/s/ KEVIN C. DALY Kevin C. Daly, Ph.D.	Director	September 3, 2014
/s/ GERARD M. MOONEY Gerard M. Mooney	Director	September 3, 2014
/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	September 3, 2014
/s/ MIKEL WILLIAMS Mikel Williams	Director	September 3, 2014

Iteris, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Iteris, Inc.

        We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Irvine, California
September 3, 2014

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$20,414	$18,678
Trade accounts receivable, net of allowance for doubtful accounts of $532 and $322 at March 31, 2014 and March 31, 2013, respectively	12,349	10,946
Costs and estimated earnings in excess of billings on uncompleted contracts	5,813	6,346
Inventories	2,546	2,465
Deferred income taxes	1,429	2,363
Prepaid expenses and other current assets	1,275	1,311

Total current assets	43,826	42,109
Property and equipment, net	1,546	1,862
Deferred income taxes	6,112	5,888
Intangible assets, net	1,584	2,124
Goodwill	17,318	17,318
Other assets	221	210

Total assets	$70,607	$69,511

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$5,913	$5,411
Accrued payroll and related expenses	3,971	3,374
Accrued liabilities	1,643	1,979
Billings in excess of costs and estimated earnings on uncompleted contracts	1,391	1,958

Total current liabilities	12,918	12,722
Deferred rent	—	312
Unrecognized tax benefits	199	286
Other non-current liabilities	—	310

Total liabilities	13,117	13,630
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2014 and March 31, 2013
Issued and outstanding shares—32,788 at March 31, 2014 and 32,626 at March 31, 2013	3,280	3,264
Additional paid-in capital	135,986	135,802
Accumulated deficit	(81,776)	(83,185)

Total stockholders' equity	57,490	55,881

Total liabilities and stockholders' equity	$70,607	$69,511

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2014	2013	2012
Total revenues	$68,228	$61,685	$58,406
Cost of revenues	42,254	38,427	35,335

Gross profit	25,974	23,258	23,071
Operating expenses:
Selling, general and administrative	19,269	18,090	17,986
Research and development	4,029	3,071	3,183
Amortization of intangible assets	627	644	504
Change in fair value of contingent consideration	25	(181)	(619)

Total operating expenses	23,950	21,624	21,054

Operating income	2,024	1,634	2,017
Non-operating income (expense):
Other income (expense), net	—	2	4
Interest income (expense), net	—	(6)	(72)

Income from continuing operations before income taxes	2,024	1,630	1,949
Provision for income taxes	(704)	(716)	(643)

Income from continuing operations	1,320	914	1,306
Gain on sale of discontinued operation, net of tax	89	1,465	1,180
Income from discontinued operation, net of tax	—	—	28

Net income	$1,409	$2,379	$2,514

Income per share from continuing operations—basic and diluted	$0.04	$0.03	$0.04

Gain per share from sale of discontinued operation—basic and diluted	$0.00	$0.04	$0.03

Income per share from discontinued operation—basic and diluted	$0.00	$0.00	$0.00

Net income per share—basic and diluted	$0.04	$0.07	$0.07

Shares used in basic per share calculations	32,665	33,491	34,259

Shares used in diluted per share calculations	32,847	33,609	34,380

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2011	34,364	$3,436	$137,938	$(88,078)	$53,296
Stock option exercises	68	8	77	—	85
Stock-based compensation	—	—	331	—	331
Issuance of shares pursuant to vesting of restricted stock units	51	5	(5)	—	—
Repurchases of common stock	(574)	(58)	(696)	—	(754)
Net income	—	—	—	2,514	2,514

Balance at March 31, 2012	33,909	3,391	137,645	(85,564)	55,472
Stock option exercises	190	20	232	—	252
Stock-based compensation	—	—	279	—	279
Issuance of shares pursuant to vesting of restricted stock units	51	5	(29)	—	(24)
Repurchases of common stock	(1,524)	(152)	(2,325)	—	(2,477)
Net income	—	—	—	2,379	2,379

Balance at March 31, 2013	32,626	3,264	135,802	(83,185)	55,881
Stock option exercises	284	27	228	—	255
Warrant exercises	15	2	13	—	15
Stock-based compensation	—	—	300	—	300
Issuance of shares pursuant to vesting of restricted stock units	59	6	(37)	—	(31)
Repurchases of common stock	(196)	(19)	(320)	—	(339)
Net income	—	—	—	1,409	1,409

Balance at March 31, 2014	32,788	$3,280	$135,986	$(81,776)	$57,490

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$1,409	$2,379	$2,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	710	1,414	286
Depreciation of property and equipment	768	901	907
Stock-based compensation	300	279	331
Amortization of intangible assets	733	644	504
Change in fair value of contingent consideration	25	(181)	(619)
Gain on sale of discontinued operation, net of tax	(89)	(1,465)	(1,180)
Loss on disposal of equipment	—	—	1
Loss on impairment of intangible asset	108	—	—
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(1,403)	135	(1,826)
Net costs and estimated earnings in excess of billings	(34)	(570)	(902)
Inventories	(81)	(11)	79
Prepaid expenses and other assets	140	(793)	284
Accounts payable and accrued expenses	688	461	289

Net cash provided by operating activities	3,274	3,193	668
Cash flows from investing activities
Purchases of property and equipment	(452)	(815)	(337)
Capitalized software	(301)	(190)	(138)
Cash paid for business combination	—	—	(969)
Net proceeds from sale of business segment	(26)	1,372	11,446

Net cash (used in) provided by investing activities	(779)	367	10,002
Cash flows from financing activities
Payments on long-term debt	—	(634)	(2,330)
Deferred payment for prior business combination	(659)	(700)	(788)
Repurchases of common stock	(339)	(2,477)	(754)
Proceeds from stock option exercises	270	252	85
Issuance of common stock pursuant to restricted stock units	(31)	(24)	—

Net cash used in financing activities	(759)	(3,583)	(3,787)

Increase (decrease) in cash and cash equivalents	1,736	(23)	6,883
Cash and cash equivalents at beginning of period	18,678	18,701	11,818

Cash and cash equivalents at end of period	$20,414	$18,678	$18,701

Supplemental cash flow information:
Cash paid during the year for:
Interest	$33	$45	$111
Income taxes	128	339	439
Supplemental schedule of non-cash investing and financing activities:
Liabilities incurred for business combinations	$—	$—	$971
Issuance of common stock for vested restricted stock units	6	5	5

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Iteris, Inc. (referred to collectively with our subsidiaries in these consolidated financial statements as "Iteris," the "Company," "we," "our" and "us") is a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, hyper-local weather solutions and information technologies, we offer a broad range of Intelligent Transportation Systems ("ITS") solutions to customers throughout the U.S. and internationally. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

        Our consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The results of continuing operations for all periods presented in the consolidated financial statements exclude the financial impact of discontinued operations. See Note 3, "Sale of Vehicle Sensors", for further discussion related to discontinued operations presentation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Transportation Systems and iPerform revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost-plus fixed fee or time-and-materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

        We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a relative selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence ("VSOE") nor third-party evidence ("TPE") of fair value is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) that has stand-alone value based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

        Costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month's costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project. Such unbilled amounts are expected to be billed and collected within the next twelve months.

        Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2014 and 2013 include approximately $1,064,000 and $937,000, respectively, which were not billable because certain milestone objectives specified in the contracts had not been attained. The costs and estimated earnings in excess of billings at March 31, 2014 are expected to be billed and collected during the fiscal year ending March 31, 2015 ("Fiscal 2015").

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

        Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in the Middle East, Europe, South America and Asia. We generally do not

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

require collateral or other security from customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management's expectations.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less. Prior year cash and cash equivalents have been reclassed to conform with current year presentation.

Allowance for Doubtful Accounts

        The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. We also maintain an allowance based on our historical collections experience. When we determine that collection is not likely, we write off accounts receivable against the allowance for doubtful accounts.

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

Goodwill and Long-Lived Assets

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 ("Fiscal 2012"), we adopted the provisions issued by the Financial Accounting Standards Board ("FASB") that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We performed an annual impairment assessment of the carrying value of goodwill for each of the fiscal years ended March 31, 2014, 2013 and 2012. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis.

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

Stock-Based Compensation

        We record stock-based compensation in the consolidated statement of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton ("BSM") option-pricing formula. While

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Research and Development Expenditures

        Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

        Shipping and handling costs are included as cost of revenues in the period during which the products ship.

Sales Taxes

        Sales taxes are presented on a net basis (excluded from revenues) in the consolidated statements of operations.

Advertising Expenses

        Advertising costs are expensed in the period incurred and totaled $168,000, $165,000 and $187,000 in the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

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

Comprehensive Income

        Comprehensive income equals net income for all periods presented.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgment and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of our fiscal year ending March 31, 2018, using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements.

2. Supplementary Financial Information

Inventories

        The following table presents details regarding our inventories:

	March 31,
	2014	2013
	(In thousands)
Materials and supplies	$1,320	$1,504
Work in process	175	105
Finished goods	1,051	856

	$2,546	$2,465

Property and Equipment

        The following table presents details of our property and equipment:

	March 31,
	2014	2013
	(In thousands)
Equipment	$6,541	$6,126
Leasehold improvements	1,975	1,953
Accumulated depreciation	(6,970)	(6,217)

	$1,546	$1,862

        Depreciation expense was approximately $768,000 and $901,000 in the fiscal year ended March 31, 2014 ("Fiscal 2014") and the fiscal year ended March 31, 2013 ("Fiscal 2013"), respectively.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

2. Supplementary Financial Information (Continued)

Intangible Assets

        The following table presents details regarding our intangible assets:

	March 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	$1,856	$(1,422)	$1,856	$(1,178)
Customer contracts / relationships	750	(371)	750	(247)
Trade names and non-compete agreements	1,110	(754)	1,110	(495)
Capitalized software development costs	498	(83)	328	—

Total	$4,214	$(2,630)	$4,044	$(1,920)

        Amortization expense for intangible assets subject to amortization was approximately $733,000 for Fiscal 2014, of which approximately $106,000 was recorded to cost of revenues and approximately $627,000 recorded to amortization expense in the consolidated statement of operations. Approximately $644,000 and $504,000 was recorded to amortization expense for the fiscal years ended March 31, 2013 and 2012, respectively.

        We capitalized approximately $172,000 and $190,000 for the fiscal years ended March 31, 2014 and 2013, respectively, of internal costs incurred in developing software products to be sold. These costs related to the internal development of our performance measurement software offerings. During the fourth quarter of the fiscal year ended March 31, 2014, we recognized a loss on impairment of intangible assets related to capitalized software of approximately $108,000.

        Capitalized software development costs for the iPeMS platform and acquired data sets began to be amortized in October 2013, resulting in approximately $106,000 recorded to cost of revenues in the accompanying consolidated statement of operations for the year ended March 31, 2014. We do not have any intangible assets with indefinite useful lives. As of March 31, 2014, the future estimated amortization expense of approximately $1.6 million is entirely associated with our iPerform business segment, as follows:

Year Ending March 31,
(In thousands)
2015	$597
2016	526
2017	365
2018	88
2019	8
Thereafter	—

$1,584

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

2. Supplementary Financial Information (Continued)

        Refer to Note 4 for additional information regarding intangible assets acquired during the last three fiscal years. If we acquire additional intangible assets in future periods, our future amortization expense will increase.

Goodwill

        The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2012, Fiscal 2013 and Fiscal 2014:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Balance—March 31, 2012
Goodwill	8,214	17,074	—	25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$9,104	$—	$17,318

Balance—March 31, 2013
Goodwill	8,214	16,278	796	25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	8,214	8,308	796	17,318

Balance—March 31, 2014
Goodwill	8,214	14,906	2,168	25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$6,936	$2,168	$17,318

        In Fiscal 2013, the Company established the iPerform segment, which included the performance measurement and information management solutions, including all the operations of Berkeley Transportation Systems, Inc. ("BTS"). As a result, the goodwill attributed to the BTS acquisition of approximately $796,000 was transferred to the newly created iPerform segment.

        In the first quarter of Fiscal 2014, as part of an internal reorganization, the Company's ClearPath Weather operations (formerly, Maintenance Decision Support System or MDSS), historically included in the Transportation Systems segment, was reassigned to the iPerform segment to better align the Company's predictive weather and traffic capabilities, resources, and initiatives. As a result, the goodwill attributed to the ClearPath Weather operations from the Meridian Environmental Technology, Inc. ("MET") acquisition of approximately $1,372,000 was transferred to the iPerform segment.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

2. Supplementary Financial Information (Continued)

Warranty Reserve Activity

        The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of fiscal year	$169	$231	$279
Additions charged to cost of sales	179	139	86
Warranty claims	(164)	(201)	(134)

Balance at end of fiscal year	$184	$169	$231

Earnings Per Share

        The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$1,320	$914	$1,306

Denominator:
Weighted average common shares used in basic computation	32,665	33,491	34,259
Dilutive stock options	111	60	96
Dilutive restricted stock units	70	56	25
Dilutive warrants	1	2	—

Weighted average common shares used in diluted computation	32,847	33,609	34,380

Income from continuing operations per share:
Basic	$0.04	$0.03	$0.04

Diluted	$0.04	$0.03	$0.04

        The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Stock options	854	1,049	1,840
Warrants	—	4	15

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

3. Sale of Vehicle Sensors

        On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the "Agreement") signed on July 25, 2011 (the "Asset Sale").

        Under the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix's projection for such revenue for the two years following closing, each subject to certain reductions and limitations set forth in the Agreement. As of March 31, 2014, we received approximately $1.1 million in connection with royalty-related earn-outs provisions for a total of $14.8 million in cash from the Asset Sale.

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

        In comparing the above net assets to the net proceeds received, we recorded a gain on the Asset Sale of $89,000, $1.5 million, and $1.2 million, after tax, in the accompanying consolidated statements of operations for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. The $89,000 gain on the Asset Sale in Fiscal 2014 is related to certain performance and royalty-related earn-outs (as described above) that were achieved through March 31, 2014. Included in the $1.5 million gain on the Asset Sale in Fiscal 2013 was an accrual for approximately $90,000, or $58,000 after tax, related to certain performance and royalty-related earn-outs that were achieved through March 31, 2013. The effective

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

3. Sale of Vehicle Sensors (Continued)

tax rate applicable to the gain was impacted by goodwill of $4.7 million for Fiscal 2012, for which there is no corresponding tax basis.

        In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the consolidated statements of operations for all periods presented. For the fiscal years ended March 31, 2014, 2013 and 2012, Vehicle Sensors net sales classified as part of discontinued operation was $0, $0 and $3.2 million, respectively. We elected not to allocate any interest expense to the discontinued operation.

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

4. Acquisitions

Berkeley Transportation Systems, Inc.

        In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. ("BTS"). BTS was a privately-held company based in Berkeley, California, which specializes in transportation performance measurement. BTS' Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays and travel time. Our primary reasons for the acquisition were to add key technologies to complement our iPerform solutions and strengthen our performance measurement and management initiative as a whole.

        Our consolidated financial statements for Fiscal 2014, Fiscal 2013 and Fiscal 2012 include the results of operations of BTS commencing as of the acquisition date. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash to BTS. During the third quarter of Fiscal 2014, the Company paid $250,000 pursuant to certain holdback provisions. Additionally, the Company is scheduled to pay to the BTS shareholders up to approximately $335,000 by November 2014 pursuant to certain deferred payment provision. On December 17, 2012, the Company entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions, and as a result, the Company paid $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in our fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company's obligation under the earn-out provisions of the agreement.

Acquisition Accounting

        We accounted for the acquisition of BTS as a business combination in accordance with applicable accounting guidance. We measured the fair value of the consideration transferred (including contingent consideration) to determine the purchase price of the acquisition. We allocated the fair value of

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

4. Acquisitions (Continued)

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

        The excess of the fair value of the BTS business over the aggregate fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The primary factor that resulted in the recognition of goodwill was the acquisition of BTS' assembled workforce, which is not a separately identifiable intangible asset. The goodwill is not deductible for income tax purposes.

Purchased Intangible Assets

        The following table presents details of the intangible assets acquired from BTS:

	Estimated Useful Life	Amount
	(In years)	(In thousands)
Backlog	3	$330
Technology	6	290
Customer contracts / relationships	6	250
Other purchased intangible assets	5 - 7	230

		$1,100

Meridian Environmental Technology, Inc.

        In January 2011, we acquired all of the capital stock of Meridian Environmental Technology, Inc. ("MET"), a privately-held company based in Grand Forks, North Dakota. MET specializes in 511 advanced traveler information systems, as well as Maintenance Decision Support System management tools that allow users to create solutions to meet roadway maintenance decision needs. Our primary reasons for the acquisition were (i) to enhance our ability to provide travelers and traffic management authorities with more accurate and real-time information and network performance management tools and (ii) to provide Iteris with key capabilities in the emerging performance measurement and management market.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

4. Acquisitions (Continued)

        On or shortly after the acquisition date, we paid approximately $1.6 million in cash, exclusive of $369,000 of cash acquired. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2 million under a 24-month earn-out provision.

        In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, the Company paid approximately $409,000 to the MET shareholders in the second quarter of Fiscal 2014. This payment completed the Company's obligation under the deferred payment provisions of the purchase agreement.

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

        In Fiscal 2012, we early adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test. We determined it was more appropriate to perform a qualitative assessment in Fiscal 2012 and a quantitative first-step assessment in Fiscal 2013 and Fiscal 2014 to estimate the fair value of our reporting units using both the income approach and the market approach. Based on our assessments, we determined that no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

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

        The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of MET and BTS was initially determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during Fiscal 2013 and the remaining liability at March 31, 2014 and March 31, 2013 related to deferred acquisition payments discounted to net present value using Level 1 inputs. The following table reconciles this liability measured at fair value on a recurring basis for Fiscal 2014 (in thousands):

Balance at March 31, 2013	$961
Deferred payments made to MET shareholders	(409)
Earn-out payments made to BTS shareholders	(250)
Change in fair value included in net income	25

Balance at March 31, 2014	$327

        The change in the estimated fair value of this liability during the current fiscal year resulted primarily from payments to the shareholders of BTS related to the achievement of earn-out targets and reductions to our MET estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

        The current portion of the liability at March 31, 2014 and 2013 of approximately $327,000 and $652,000, respectively, is included within accrued liabilities in the accompanying consolidated balance sheets. The change in the estimated fair value of the liability for the years ended March 31, 2014, 2013, and 2012 is included as part of operating expenses in the accompanying consolidated statements of operations.

        Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2014.

        Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. See Notes 4 and 5 above for further discussion regarding certain of our intangible assets and goodwill balances (including goodwill impairment) that were measured at fair value, using certain Level 3 inputs, during the fiscal years ended March 31, 2014, 2013, and 2012.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

7. Credit Facility

        In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust ("CB&T"). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and accrued interest under the term note in September 2012. The term note did not contain any early termination fees or prepayment penalties.

        In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

        As of March 31, 2014 and 2013, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of March 31, 2014, we were in compliance with all such covenants.

8. Income Taxes

        The reconciliation of our income tax provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Income tax provision at statutory rates	$688	$554	$663
State income taxes net of federal benefit	48	18	562
Tax credits	(290)	(39)	(246)
Change in fair value of contingent acquisition consideration	8	(62)	(211)
Compensation charges	22	31	59
Unrecognized tax benefits	(4)	—	(276)
Change in valuation allowance	185	188	—
Other	47	26	92

Provision for income taxes	$704	$716	$643

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

8. Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating losses	$5,835	$7,031
Credit carry forwards	1,350	960
Deferred compensation and payroll	958	913
Bad debt allowance and other reserves	516	462
Deferred rent	165	315
Other, net	198	156

Total deferred tax assets	9,022	9,837
Valuation allowance	(373)	(188)

Total deferred tax assets, net of valuation allowance	8,649	9,649

Deferred tax liabilities:
Property and equipment	(285)	(482)
Acquired intangibles	(276)	(535)
Goodwill	(547)	(381)

Total deferred tax liabilities	(1,108)	(1,398)

Net deferred tax assets	$7,541	$8,251

        The components of current and deferred federal and state income tax provisions and (benefits) are as follows:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Current income tax provision (benefit):
Federal	$21	$(20)	$(221)
State	20	99	208
Deferred income tax provision:
Federal	330	425	12
State	333	212	644

Net income tax provision	$704	$716	$643

        At March 31, 2014, we had approximately $838,000 in federal alternative minimum tax credit carryforwards that can be carried forward indefinitely. We had $18.6 million of federal net operating loss carryforwards at March 31, 2014 that begin to expire in 2021. We also had $8.0 million of state net operating loss carryforwards at March 31, 2014, of which, $7.8 million are scheduled to expire in 2015 and $160,000 are scheduled to expire in 2031.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

8. Income Taxes (Continued)

        Due to changes in stock ownership, our federal net operating loss carryforwards of approximately $18.6 million as of March 31, 2014 and other federal attributes are subject to an annual limitation under Section 382 of the Internal Revenue Code. As of March 31, 2014, based on the cumulative amount of tax attributes that have become available under the limitation imposed by Section 382, all of our net operating losses are now fully available for use. Our deferred tax assets at March 31, 2014 do not include approximately $958,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders' equity will be increased.

        As of March 31, 2014 and 2013, we recorded a valuation allowance against certain of our state net operating loss carryforwards which we estimated were likely to not be realized within the applicable carryforward period in the amount of $373,000 and $188,000, respectively, net of federal tax benefit. In making our determination as to the realizability of our deferred tax assets, we reviewed all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

Unrecognized Tax Benefits

        As of March 31, 2014 and 2013, our gross unrecognized tax benefits were $281,000 and $218,000, respectively, of which $217,000 and $115,000, respectively, if recognized, would affect our effective tax rate.

        We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2014 and 2013, we had accrued cumulatively $53,000 and $68,000, respectively, for the payment of potential interest and penalties.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$218	$1,692	$1,941
Increases for tax positions taken in prior years	106	—	97
Decreases for tax positions taken in prior years	(53)	(1,431)	(10)
Increases for tax positions taken in the current year	41	17	20
Lapse in statute of limitations	(31)	(60)	(356)

Gross unrecognized tax benefits at March 31	$281	$218	$1,692

        As of March 31, 2012, our unrecognized tax benefits included $1.4 million related to estimated tax credit carryforwards which, if recognized, would have given rise to a deferred tax asset. As of March 31, 2013, we concluded that the information necessary to compute and substantiate the credits was not available or reasonably obtainable. As such, we will neither recognize a deferred tax asset for the estimated credit carryforwards, nor continue maintaining an offsetting amount of unrecognized tax benefits. We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

8. Income Taxes (Continued)

        We are subject to taxation in the U.S. and various states. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2011 or later, and state and local income tax examination for fiscal tax years ended March 31, 2010 or later.

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

Operating Leases

        In May 2007, we entered into an agreement to lease 52,000 square feet of office space in Santa Ana, California for a term of 88 months. In September 2007, we relocated our headquarters and principal operations into this space. The monthly lease rate was $102,000 during the first year of the lease and increases each year thereafter, up to a maximum of $120,000 during the last year of the lease. The lease may be extended for a period of five years, at our option, at a lease rate to be based on the market lease rate for comparable property determined as of the commencement date of the extension period. Additionally, the lease agreement provided for $1.8 million in incentives in the form of tenant improvement allowances, which we recorded as deferred rent and capitalized leasehold improvements in our consolidated balance sheet. The deferred rent amount reduces monthly rent expense over the term of the lease, and the capitalized leasehold improvements amount are being depreciated over the estimated useful life of the related leasehold improvements or the term of the lease, whichever is shorter.

        In February 2014, we entered into an amendment to the lease for our principal facility, which reduced our office space by approximately 11,000 square feet and changed the lease term to 96 months, commencing on April 1, 2014. The monthly lease rate will be approximately $76,000 during the first year of the amended term and increases each year thereafter, up to a maximum of approximately $90,000 during the last year of the term. Additionally, the lease amendment provides for approximately $328,000 in incentives in the form of tenant improvement allowances, which we recorded as deferred rent and other receivables in our consolidated balance sheet. The deferred rent amount will reduce monthly rent expense over the term of the lease amendment, and the other receivables will be capitalized as leasehold improvements during Fiscal 2015 and depreciated over the estimated useful life of the improvements, or the term of the lease amendment, whichever is shorter.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

9. Commitments and Contingencies (Continued)

        We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2014 were as follows:

Year Ending March 31,
(In thousands)
2015	$1,480
2016	1,644
2017	1,565
2018	1,424
2019	1,297
Thereafter	3,230

$10,640

        Rent expense totaled approximately $1.9 million for each of the fiscal years ended March 31, 2014, 2013 and 2012.

Related Party Transaction

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. Maxxess is currently owned by an investor group that includes one current director, who is the Chief Executive Officer of Maxxess, and a former director. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to Maxxess. In August 2009, Maxxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note accrued interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year; and allowed payments under the note to be made in bona fide services rendered by Maxxess to Iteris, to the extent such services and amounts were pre-approved in writing by us. All amounts outstanding under the note was to become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.

        On July 23, 2013, the promissory note from Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of March 31, 2014, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

9. Commitments and Contingencies (Continued)

Inventory Purchase Commitments

        At March 31, 2014, we had firm commitments to purchase approximately $2.9 million of inventory, operating assets and other supplies, which are expected to occur primarily during the first and second quarters of our fiscal year ending March 31, 2015.

10. Stockholders' Equity

Preferred Stock

        Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2014 and 2013, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

        In August 2009, our Board of Directors adopted a stockholder rights plan, which calls for preferred stock purchase rights (each, a "Right") to be distributed, as a dividend, at the rate of one Right for each share of common stock held as of September 3, 2009. Each Right will entitle holders of common stock to buy one one-thousandth of one share of Series A Junior Participating Preferred Stock of Iteris. A further description and terms of the Rights are set forth in the Rights Agreement dated August 20, 2009 by and between Iteris and Computershare Trust Company, N.A., as rights agent. In connection with the stockholder rights plan, our Board of Directors approved the adoption of a Certificate of Designations, which created the Series A Junior Participating Preferred Stock, and likewise authorized the filing of a Certification of Elimination to eliminate the two series of junior participating preferred stock, which were originally created in April 1998 in connection with our previous stockholder rights plan which expired in 2008

Common Stock Warrants

        As of March 31, 2014, we had no outstanding warrants to purchase shares of our common stock. All warrants have been exercised, forfeited or cancelled.

Common Stock Reserved for Future Issuance

        The following summarizes common stock reserved for future issuance at March 31, 2014:

Number of Shares
(In thousands)
Stock options outstanding	2,019
Restricted stock units outstanding	195
Authorized for future issuance under stock incentive plans	263

2,477

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans

Stock Incentive Plans

        In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the "2007 Plan"), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. At March 31, 2014, there were approximately 263,000 shares of common stock available for grant under this plan. As of March 31, 2014, options to purchase approximately 1,757,000 shares of common stock, as well as 195,000 RSUs, were outstanding under the 2007 Plan.

        Our 1997 Stock Incentive Plan (the "1997 Plan") terminated in September 2007; however, all stock options outstanding under the 1997 Plan remain outstanding pursuant to the terms of such stock options. As of March 31, 2014, options to purchase approximately 262,000 shares of our common stock were outstanding under the 1997 Plan. No further options or other stock-based awards may be granted under the 1997 Plan.

        Certain options granted under the 2007 Plan and the 1997 Plan (collectively, the "Plans") and the RSUs granted under the 2007 Plan provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans (Continued)

Stock Options

        A summary of activity in the Plans with respect to our stock options for Fiscal 2014 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2013	1,744	$1.74
Granted	710	1.85
Exercised	(284)	0.88
Forfeited	(54)	1.50
Expired	(98)	2.43

Options outstanding at March 31, 2014	2,018	$1.88	6.6	$548

Options exercisable at March 31, 2014	1,125	$1.98	4.6	$316

Vested and expected to vest at March 31, 2014	1,875	$1.88	6.4	$518

Options exercisable at March 31, 2014 pursuant to a change-in-control	2,018	$1.88	6.6	$548

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans (Continued)

        A summary of activity with respect to our RSUs for Fiscal 2014 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2013	210	$1.39
Granted	90	1.81
Vested	(76)	1.40
Forfeited	(29)	1.09

RSUs outstanding at March 31, 2014	195	$1.58	2.3	$82

Expected to vest at March 31, 2014	169	$1.57	2.2	$73

Common stock issuable (for RSUs) at March 31, 2014 upon a change-in-control	195	$1.58	2.3	$82

Stock-Based Compensation

        The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Cost of revenues	$30	$42	$45
Selling, general and administrative expense	246	237	280
Research and development expense	24	—	6

Total stock-based compensation	$300	$279	$331

        At March 31, 2014, there was approximately $840,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans (Continued)

        The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2014	2013	2012
Expected life—years	7.0	7.0	7.0
Risk-free interest rate	2.0%	1.2%	1.6%
Expected volatility of common stock	51%	52%	52%
Dividend yield	—%	—%	—%

        A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$0.99	$0.81	$0.61
Intrinsic value of options exercised	$281	$42	$7

Employee Incentive Programs

        Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2014, 2013 and 2012.

        We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after three years of service. Our matching contributions under the 401(k) Plan were approximately $504,000, $498,000 and $475,000 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

12. Stock Repurchase Program (Continued)

        For our fiscal year ended March 31, 2014, 2013, and 2012, we repurchased approximately 196,000, 1,524,000, and 574,000 shares of our common stock, respectively. From inception of the program in August 2011 through March 31, 2014, we repurchased approximately 2,293,000 shares of our common stock for an aggregate price of approximately $3.6 million, at an average price per share of $1.54. As of March 31, 2014, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of March 31, 2014, approximately $747,000 remains available for the repurchase of our common stock under our current program.

13. Business Segments, Significant Customer and Geographic Information

Business Segments

        We operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

        The Roadway Sensors segment includes, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, P10, P100 and Abacus vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications.

        The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2012 and Fiscal 2013, this segment included the operations of MET, which specializes in 511/ advanced traveler information systems and offers predictive weather and ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and ClearPath services were reassigned to the iPerform segment to better align our predictive weather and traffic capabilities, resources and initiatives. Prior year segment information presented in the table below has been re-classified to reflect this change.

        The iPerform segment includes our performance measurement and information management solutions, including all the operations of BTS, which specializes in transportation performance measurement, as well as the predictive weather and ClearPath Weather services reassigned from the Transportation Systems segment on April 1, 2013. During Fiscal 2012, we began the development of iPeMS. iPeMS is a state-of-the-art, information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

13. Business Segments, Significant Customer and Geographic Information (Continued)

        Selected financial information for our reportable segments for the fiscal years ended March 31, 2014, 2013 and 2012 is as follows:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Year Ended March 31, 2014
Revenues	$31,769	$30,524	$5,935	$68,228
Depreciation	208	161	118	487
Segment income (loss)	5,791	3,363	(1,575)	7,579
Year Ended March 31, 2013
Revenues	$26,002	$30,010	$5,673	$61,685
Depreciation	221	362	20	603
Segment income (loss)	4,119	3,561	(233)	7,447
Year Ended March 31, 2012
Revenues	$27,679	$29,792	$935	$58,406
Depreciation	194	393	5	592
Segment income (loss)	4,813	3,151	(367)	7,597

        The following table reconciles total segment income to consolidated income from continuing operations before income taxes:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Segment income:
Total income from reportable segments	$7,579	$7,447	$7,597
Unallocated amounts:
Corporate and other expenses	(4,903)	(5,350)	(5,695)
Amortization of intangible assets	(627)	(644)	(504)
Change in fair value of contingent acquisition consideration	(25)	181	619
Other income, net	—	2	4
Interest expense, net	—	(6)	(72)

Income from continuing operations before income taxes	$2,024	$1,630	$1,949

Significant Customer and Geographic Information

        We currently have, and historically have had, a diverse customer base. For Fiscal 2014, one individual customer represented approximately 11% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2012, no individual customer represented greater than 10% of our total revenues.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

13. Business Segments, Significant Customer and Geographic Information (Continued)

        No individual customer or government agency had a receivable balance at March 31, 2014 or 2013 greater than 10% of our total trade accounts receivable balances as of March 31, 2014 and 2013, respectively.

        The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2014	2013	2012
Middle East	4%	3%	—%
Asia	—	—	1
Other	1	1	1

	5%	4%	2%

        Substantially all of our long-lived assets are held in the U.S.

14. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net Income	Basic Net Income per Share		Diluted Net Income per Share
	(In thousands, except per share amounts)
June 30, 2013	$17,030	$6,726	$460	$0.01		$0.01
September 30, 2013	17,027	6,912	661	0.02		0.02
December 31, 2013	16,548	6,192	238	0.01		0.01
March 31, 2014	17,623	6,144	50	0.00		0.00

	$68,228	$25,974	$1,409	$0.04	*	$0.04	*

June 30, 2012	$16,304	$6,264	$676	$0.02		$0.02
September 30, 2012	15,504	6,071	550	0.02		0.02
December 31, 2012	13,994	5,151	1,097	0.03		0.03
March 31, 2013	15,883	5,772	56	0.00		0.00

	$61,685	$23,258	$2,379	$0.07	*	$0.07	*

*
Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Exhibit Index

Exhibit Number		Description	Reference
2.1	+	Stock Purchase Agreement dated December 23, 2010 by and among Iteris, Inc., Meridian Environmental Technology, Inc., ("MET") the shareholders of MET and Kathy J. Osborne as the Shareholders Representative	Exhibit 2.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed with the SEC on February 14, 2011

2.2	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3		Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4		Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant's Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5		Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6		Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007

3.7		Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8		Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

Exhibit Number		Description	Reference
4.2		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.3		Amendment No. 1 To Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	*	1997 Stock Incentive Plan (the "1997 Plan") as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4	*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5	*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Limited Stock Appreciation Rights	Exhibit 99.5 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9	*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number		Description	Reference
10.10	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.12	*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.13	*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000) ("1998 Plan")	Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.14	*	Form of Notice of Grant for 1998 Plan, including forms of Option Agreement and Stock Purchase Agreement for Abbas Mohaddes	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.15	*	Form of Addendum to Stock Option Agreement for 1998 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.16	*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.17		Sublease, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18		Office Lease, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.19	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.20	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

Exhibit Number		Description	Reference
10.21		Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.22	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.23		Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 6, 2010

10.24		Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2012

10.25		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.26	*	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.27	*	Offer Letter dated November 26, 2013 by and between Iteris, Inc. and Walter J. McBride	Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on December 4, 2013

10.28	*	Change in Control Agreement dated December 3, 2013 by and between Iteris, Inc. and Walter J. McBride	Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on December 4, 2013

10.29		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Filed herewith

21		Subsidiaries of the registrant	Filed herewith

23		Consent of Independent Registered Public Accounting Firm, dated September 3, 2014	Filed herewith

24		Power of Attorney	Filed herewith (included on the Signature page)

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number		Description	Reference
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	#	XBRL Instance Document	Filed herewith

101.SCH	#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	#	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

*
Indicates a management contract or compensatory plan or arrangement

+
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T ("Rule 405") and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.