Form 10-Q
period 2014-06-30
ITERIS, INC.
filed 2014-10-16
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of October 7, 2014, there were 32,560,982 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries.

Abacus®, ClearPath™, ClearPath Ag™, ClearPath Agriculture™, ClearPath Weather™, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, IterisPeMS™, Pico™, P10™, P100™, RZ-4™, SmartCycle®, SmartSpan®, Vantage®, VantageNext™, VantageView™, Vantage Vector®, Velocity™, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	June 30,	March 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,537	$20,414
Trade accounts receivable, net of allowance for doubtful accounts of $522 and $532 at June 30, 2014 and March 31, 2014, respectively	12,438	12,349
Costs and estimated earnings in excess of billings on uncompleted contracts	4,786	5,813
Inventories	1,945	2,546
Deferred income taxes	1,429	1,429
Prepaid expenses and other current assets	1,470	1,275
Total current assets	43,605	43,826
Property and equipment, net	1,534	1,546
Deferred income taxes	6,101	6,112
Intangible assets, net	1,424	1,584
Goodwill	17,318	17,318
Other assets	218	221
Total assets	$70,200	$70,607

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,758	$5,913
Accrued payroll and related expenses	3,887	3,971
Accrued liabilities	2,036	1,643
Billings in excess of costs and estimated earnings on uncompleted contracts	1,318	1,391
Total current liabilities	11,999	12,918
Deferred rent	778	—
Unrecognized tax benefits	203	199
Total liabilities	12,980	13,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2014 and March 31, 2014 Issued and outstanding shares - 32,611 at June 30, 2014 and 32,788 at March 31, 2014	3,262	3,280
Additional paid-in capital	135,753	135,986
Accumulated deficit	(81,795)	(81,776)
Total stockholders’ equity	57,220	57,490
Total liabilities and stockholders’ equity	$70,200	$70,607

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2014	2013

Total revenues	$18,116	$17,030
Cost of revenues	11,309	10,304
Gross profit	6,807	6,726
Operating expenses:
Selling, general and administrative	5,700	5,105
Research and development	1,079	784
Amortization of intangible assets	119	161
Change in fair value of contingent consideration	4	7
Total operating expenses	6,902	6,057
Operating (loss) income	(95)	669
Non-operating (expense) income:
Other (expense), net	(3)	(3)
Interest income (expense), net	1	(4)
(Loss) income from continuing operations before income taxes	(97)	662
Benefit (provision) for income taxes	29	(232)
(Loss) income from continuing operations	(68)	430
Gain on sale of discontinued operation, net of tax	49	30
Net (loss) income	$(19)	$460

(Loss) income per share from continuing operations - basic and diluted	$(0.00)	$0.01
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00
Net (loss) income per share - basic and diluted	$(0.00)	$0.01

Shares used in basic per share calculations	32,657	32,520
Shares used in diluted per share calculations	32,657	32,716

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(19)	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	11	233
Depreciation of property and equipment	127	211
Stock-based compensation	99	68
Amortization of intangible assets	160	161
Change in fair value of contingent consideration	4	7
Gain on sale of discontinued operation, net of tax	(49)	(30)
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(89)	(1,511)
Net costs and estimated earnings in excess of billings	954	1,871
Inventories	601	392
Prepaid expenses and other assets	(239)	(379)
Accounts payable and accrued expenses	(70)	(1,463)
Net cash provided by operating activities	1,490	20

Cash flows from investing activities
Purchases of property and equipment	(115)	(145)
Capitalized software	—	(104)
Net proceeds from sale of business segment	98	—
Net cash used in investing activities	(17)	(249)

Cash flows from financing activities
Repurchases of common stock	(350)	(302)
Proceeds from stock option exercises	—	27
Net cash used in financing activities	(350)	(275)
Increase (decrease) in cash and cash equivalents	1,123	(504)
Cash and cash equivalents at beginning of period	20,414	19,137
Cash and cash equivalents at end of period	$21,537	$18,633

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiaries in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, hyper-local weather solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude the financial impact of discontinued operation. See Note 3, “Sale of Vehicle Sensors”, for further discussion related to discontinued operations presentation.

Reclassification

Certain prior year amounts in the unaudited consolidated statement of cash flows have been reclassified from cash and cash equivalents at the end of period into prepaid expenses and other current assets for consistency with the current period presentation. The amount reclassified in the unaudited consolidated statement of cash flows for the three months ended June 30, 2013 was approximately $460,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate the stock-based compensation.

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

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying unaudited consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project. Such unbilled amounts are expected to be billed and collected within the next twelve months.

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

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become known. The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties and adjustments for contract closeout settlements.

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

Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets of $1.5 million as of June 30, 2014 and $1.3 million as of March 31, 2014 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through calendar year 2015.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. Based on our interim assessment, there were no indicators of impairment to our goodwill as of June 30, 2014.

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

Stock-Based Compensation

We record stock-based compensation in the unaudited consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgment and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of our fiscal year ending March 31, 2018, using one of two retrospective application methods. The Company has not determined the potential effects on the unaudited consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2014	2014
	(In thousands)
Materials and supplies	$1,062	$1,320
Work in process	127	175
Finished goods	756	1,051
	$1,945	$2,546

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2014		March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,457)	$1,856	$(1,422)
Customer contracts / relationships	750	(403)	750	(371)
Trade names and non-compete agreements	1,110	(806)	1,110	(754)
Capitalized software development costs	498	(124)	498	(83)
Total	$4,214	$(2,790)	$4,214	$(2,630)

As of June 30, 2014, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2015	$437
2016	526
2017	365
2018	88
2019	8
Thereafter	—
$1,424

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$184	$169
Addition charged to cost of revenues	21	55
Warranty claims	(30)	(46)
Balance at end of period	$175	$178

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) income per share from continuing operations:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computation	32,657	32,520
Dilutive stock options	—	125
Dilutive restricted stock units	—	68
Dilutive warrants	—	3
Weighted average common shares used in diluted per share computation	32,657	32,716

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)

Stock options	755	725

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Pursuant to the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the release of the holdback provision. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following the closing, each subject to certain reductions and limitations set forth in the Agreement. As of June 30, 2014, we received approximately $1.1 million in connection with royalty-related earn-outs provisions for a total of $14.8 million in cash from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the three months ended June 30, 2014 and 2013, we recorded a gain on sale of discontinued operation of approximately $49,000 and $30,000, respectively, net of tax, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was initially determined using Level 3 inputs based on a probability calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during the fiscal year ended March 31, 2013 (“Fiscal 2013”) and the remaining liability at June 30, 2014 and March 31, 2014 related to deferred acquisition payments discounted to net present value using Level 1 inputs. The following table reconciles this liability measured at fair value on a recurring basis for the three months ended June 30, 2014 (in thousands):

Balance at March 31, 2014	$327
Change in fair value included in net income	4
Balance at June 30, 2014	$331

The liability at June 30, 2014 and March 31, 2014 of approximately $331,000 and $327,000, respectively, is included within accrued liabilities in the accompanying consolidated balance sheets. The change in the estimated fair value of the liability for the three months ended June 30, 2014 and 2013 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2014 or March 31, 2014.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2014 and 2013.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. In September 2014, we entered into a third modification agreement with CB&T to extend the expiration date of our revolving line of credit to December 1, 2014. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

As of June 30, 2014 and March 31, 2014, no amounts were outstanding under the credit facility with CB&T.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of June 30, 2014, we were not in compliance with all such covenants due to the Company not filing its Form 10-K with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 (“Fiscal 2014”) within the required 90 day deadline. We obtained a waiver of compliance on certain covenants from CB&T, including our delinquent Form 10-K filing for Fiscal 2014 and Form 10-Q filing for the three months ended June 30, 2014. Our waiver of compliance is effective through December 1, 2014.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands, except percentages)

Benefit (provision) for income taxes	$29	$(232)
Effective tax rate	29.9%	35.1%

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of June 30, 2014 and March 31, 2014, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $373,000.

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, products and solutions, we may in the future be from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. While we cannot accurately predict the outcome of any such litigation, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

On July 23, 2013, the promissory note from Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of June 30, 2014, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

8.                                      Stock-Based Compensation

We currently administer three separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At June 30, 2014, there were approximately 258,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2014	2,019	$1.88
Granted	60	1.90
Exercised	—	—
Forfeited	(50)	1.81
Expired	(5)	1.50
Options outstanding at June 30, 2014	2,024

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2014 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2014	195
Restricted stock units granted	—
Restricted stock units vested	—
Restricted stock units forfeited	—
Restricted stock units ouststanding at June 30, 2014	195

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)
Cost of revenues	$4	$9
Selling, general and administrative expense	86	59
Research and development expense	9	—
	$99	$68

At June 30, 2014, there was approximately $574,000 and $183,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options and 2.1 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We acquired approximately 964,000 shares under this original program for a total of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. For the three months ended June 30, 2014 and 2013, we repurchased approximately 178,000 and 175,000 shares of our common stock, respectively. As of June 30, 2014, $396,000 remained available for the repurchase of our common stock under our current program.

From inception of the original program in August 2011 through June 30, 2014, we repurchased approximately 2,471,000 shares of our common stock for an aggregate of approximately $3.9 million at an average price per share of $1.57. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of June 30, 2014.

10.                               Business Segment Information

We operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market. These various vehicle detection and information systems are used for traffic intersection control, incident detection and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, Velocity, P10, P100 and Abacus products.

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

The iPerform segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as Clearpath Weather and ClearPath Ag solutions and operations reassigned from Transportation Systems segment on April 1, 2013. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2014 and 2013:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Three Months Ended June 30, 2014
Total revenues	$9,020	$7,665	$1,431	$18,116
Segment operating income (loss)	1,797	854	(694)	1,957

Three Months Ended June 30, 2013
Total revenues	$7,529	$8,258	$1,243	$17,030
Segment operating income (loss)	1,214	1,286	(246)	2,254

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)
Segment operating income:
Total income from reportable segments	$1,957	$2,254
Unallocated amounts:
Corporate and other expenses	(1,929)	(1,417)
Amortization of intangible assets	(119)	(161)
Change in fair value of contingent consideration	(4)	(7)
Other expense, net	(3)	(3)
Interest income (expense), net	1	(4)
(Loss) income from continuing operations before income taxes	$(97)	$662

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog and manufacturing capabilities, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development and the market acceptance of our products and services. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

General. We are a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, hyper-local weather solutions and information technologies, we offer a broad range of ITS solutions to public and commercial customers throughout the U.S. and internationally.

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), a privately-held company based in Berkeley, California which specializes in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended June 30, 2012, we entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and as a result, we paid an additional $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed our obligation under the earn-out provisions of the agreement. During the third quarter of Fiscal 2014, we paid $250,000 pursuant to certain holdback provisions. Additionally, we are scheduled to pay to the BTS shareholders up to approximately $335,000 by November 2014 pursuant to certain deferred payment provisions.

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

In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions, which ended on June 30, 2011 and 2012, respectively. The second deferred payment of $1 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, the Company paid approximately $409,000 to the MET shareholders in the second quarter of Fiscal 2014. This payment completed the Company’s obligation under the deferred payment provisions of the purchase agreement.

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through June 30, 2017. As of June 30, 2014, we have received approximately $1.1 million in connection with royalty-related earn-out provisions for a total of $14.8 million in cash from the Asset Sale. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment through the closing of the Asset Sale have been reported as a discontinued operation for all periods presented.

Business Segments. Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and iPerform.

Roadway Sensors

The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market. These various vehicle detection and information systems are used for traffic intersection control, incident detection and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, Velocity, P10, P100 and Abacus products.

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

iPerform

The iPerform segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as Clearpath Weather and ClearPath Ag solutions and operations reassigned from Transportation Systems segment on April 1, 2013. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the slow economic recovery in the U.S., we continue to remain cautious about our overall business. We believe the economic slowdown, reduction and delay in government funding for transportation infrastructure projects and initiatives, decreased financial capital for our customers, and decline in real estate development have negatively affected, and may continue to negatively affect, our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by delays in the passage of a new federal highway bill (or the extension of the existing bill) and budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the federal highway bill, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. Further, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearPath Ag hyper-local weather information solutions and we expect positive market acceptance in upcoming quarters.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2014	2013

Total revenues	100.0%	100.0%
Cost of revenues	62.4	60.5
Gross profit	37.6%	39.5%
Operating expenses:
Selling, general and administrative	31.4	30.0
Research and development	6.0	4.6
Amortization of intangible assets	0.7	0.9
Change in fair value of contingent consideration	0.0	0.0
Total operating expenses	38.1	35.6
Operating (loss) income	(0.5)	3.9
Non-operating (expense) income:
Other (expense), net	(0.0)	(0.0)
Interest income (expense), net	0.0	(0.0)
(Loss) income from continuing operations before income taxes	(0.5)	3.9
Benefit (provision) for income taxes	0.2	(1.4)
(Loss) income from continuing operations	(0.3)	2.5
Gain on sale of discontinued operation, net of tax	0.3	0.2
Net (loss) income	(0.0)%	2.7%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,			%
	2014	2013	Increase	Change
	(In thousands, except percentages)
Total revenues	$18,116	$17,030	$1,086	6.4%

We have historically had a diverse customer base. For the three months ended June 30, 2014 and 2013, one individual customer represented approximately 13% and 11% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended June 30, 2014 increased approximately 6.4% to $18.1 million, compared to $17.0 million in the corresponding period in the prior year, primarily due to an increase of approximately 19.8% in Roadway Sensors revenues and an increase of approximately 15.1% in iPerform. These increases were partially offset by a 7.2% decrease in Transportation Systems revenues in the current period.

Roadway Sensors revenues for the three months ended June 30, 2014 were approximately $9.0 million, an increase of approximately $1.5 million or 19.8% compared to the corresponding prior year period, which was primarily due to the success of various growth initiatives we developed in fiscal year 2014, including increases in our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market and higher unit sales of our legacy Roadway Sensors products.

Revenue generated through the distribution of OEM products was approximately $1.1 million and approximately $0.4 million for the three months ended June 30, 2014 and 2013, respectively. We believe these offerings will benefit sales of our core video detection products by providing a more comprehensive suite of solutions to our customers. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to continue focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 (formerly, Pico) products.

Transportation Systems revenues for the three months ended June 30, 2014 were approximately $7.7 million, a decrease of approximately $593,000 or 7.2% compared to the corresponding period in the prior year, primarily as a result of timing delays in starting certain new projects in our backlog, as well as a reduction in sub-consultant revenues. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. During the current quarter we added approximately $10.1 million in new signed backlog, which we expect to have a positive impact on our revenue in future quarters.

iPerform revenues for the three months ended June 30, 2014 were approximately $1.4 million, an increase of approximately $188,000 or 15.1% compared to the corresponding period in the prior year, primarily attributable to the increase in iPeMS performance measurement sales and ClearPath Weather services. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the ClearPath Ag, ClearPath Weather and iPeMS performance measurement solutions.  We also plan for iPerform to pursue commercial opportunities in the precision agriculture and Ag technology markets, offering hyper-local weather information and forecasting solutions with subscription services and products.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,			%
	2014	2013	Increase	Change
	(In thousands, except percentages)
Gross profit	$6,807	$6,726	$81	1.2%
Gross profit as a % of total revenues	37.6%	39.5%

Our gross profit as a percentage of total revenues decreased approximately 190 basis points for the three months ended June 30, 2014, as compared to the corresponding periods in the prior year, primarily as a result of the increase in sales of OEM products in the Roadway Sensors segment, which generally yield lower profit margins than our core products. Our sales of OEM products increased approximately $700,000, or 166%, for the three months ended June 30, 2014, as compared to the corresponding period in the prior year.

We recognize a portion of our Transportation Systems and iPerform revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity, including the amount of revenue generated by subcontractors that typically yield lower gross profits, affects the related overall gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our workforce, which could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,622	20.0%	$3,253	19.1%	$369	11.3%
Facilities, insurance and supplies	631	3.5	720	4.2	(89)	(12.4)
Travel and conferences	368	2.0	399	2.3	(31)	(7.8)
Professional and outside services	992	5.5	518	3.0	474	91.5
Other	87	0.5	215	1.3	(128)	(59.5)
Selling, general and administrative	$5,700	31.5%	$5,105	29.9%	$595	11.7%

The overall increase in selling, general and administrative expense for the three months ended June 30, 2014, as compared to the corresponding period in the prior year, was primarily due to an increase in audit fees incurred in connection with the audit of our Fiscal 2014 financial statements. As previously announced, the Company delayed its Fiscal 2014 earnings release and 10-K filing until September 3rd, 2014, due to additional procedures performed by its auditors over contract revenue testing. As a result of these additional procedures and related delays, we incurred approximately $420,000 increase in audit fees during the current period.  We also expect higher related expenses in our second quarter of Fiscal 2015 as a result of the Fiscal 2014 audit.  We have begun the necessary steps to strengthen our internal controls and mitigate the root cause of the incremental audit work and we expect these costs to decline for future annual audits.  In addition, we expect that we will have additional recurring costs in future periods for improvements to our internal controls and the related augmentation of resources.  Selling, general and administrative expenses also increased due to planned investments in Roadway Sensors and iPerform sales and marketing costs, including increased headcount which resulted in higher salary and personnel-related costs and travel.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$574	3.2%	$409	2.4%	$165	40.3%
Facilities, development and supplies	373	2.1	292	1.7	81	27.7
Other	132	0.7	83	0.5	49	59.0
Research and development	$1,079	6.0%	$784	4.6%	$295	37.6%

Research and development expense for the three months ended June 30, 2014 increased approximately 37.6%, compared to the corresponding period in the prior year, primarily due to increased salary and personnel costs related to certain planned expenditures for software development in the iPerform segment and investments in securing intellectual property rights.

The iPerform segment continued to invest in the development of ClearPath Agriculture (“ClearPath Ag”), ClearPath Weather, and enhancements to its traffic analytics product iPeMS. ClearPath Ag application programming interfaces (“API’s”) include historical, real-time, and forecast weather content, soil and plant health information. Continued development and enhancements of the ClearPath Ag API’s will incorporate real-time weather and other useful crop growing information. The continued enhancements to the iPeMS traffic analytics product should allow customers to seamlessly ingest traffic data from leading data providers, providing “plug-and-play” data capabilities and reduce the need for custom integration. Going forward, iPerform expects to continue enhancing the ClearPath Ag, ClearPath Weather and iPeMS solutions, which should require additional investments.

Fair Value of Contingent Acquisition Consideration.  During the three months ended June 30, 2014 and 2013, we recorded a net increase of approximately $4,000 and $7,000, respectively, to operating expenses in the unaudited consolidated statement of operations for the change in estimated fair value of contingent consideration related to our acquisitions of MET and BTS. The adjustments in the three months ended June 30, 2014 related to the amount of certain future deferred payments to BTS. The adjustments in the three months ended June 30, 2013 resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

Income Taxes.  The following tables present our provision for income taxes for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,			%
	2014	2013	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$29	$(232)	$261	(113)%
Effective tax rate	29.9%	35.1%

Our effective tax rate for the three months ended June 30, 2014 was lower than for the same prior year period due primarily to the offsetting effect that certain permanent nondeductible items have on the tax benefit otherwise derived from a relatively low level of pretax loss for the quarter.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of June 30, 2014 and March 31, 2014, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $373,000.

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

At June 30, 2014, we had $31.6 million in working capital, which included $21.5 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2014, which included $20.4 million in cash and cash equivalents and reflected no borrowings on our line of credit. Included in prepaid expenses and other current assets at June 30, 2014 and March 31, 2014 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. We expect such cash collateral restrictions to remain in place through calendar year 2015. Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,490	$20
Investing activities	(17)	(249)
Financing activities	(350)	(275)

Operating Activities.  Cash provided by our operations for the three months ended June 30, 2014 was primarily the result of approximately $352,000 in non-cash items for depreciation, amortization, stock-based compensation expense, gain on sale of discontinued operations and adjustments to deferred tax assets. This was increased by approximately $1,157,000 provided by working capital, consisting of approximately $1,555,000 from net costs and estimated earnings in excess of billings and inventories and off-set in part by a decrease of approximately $398,000 for accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses.

Cash provided by our operations for the three months ended June 30, 2013 was primarily the result of our net income of approximately $460,000 and approximately $673,000 in non-cash items for depreciation, amortization, stock-based compensation expense and adjustments to deferred tax assets. This was offset by approximately $1,090,000 used in working capital and approximately $30,000 of gain on the sale of discontinued operation.

Investing Activities.  Net cash used in our investing activities during the three months ended June 30, 2014 consisted of approximately $115,000 for purchases of property and equipment, which was largely offset by approximately $98,000 in proceeds from the sale of the Vehicle Sensors segment.

Net cash used in our investing activities during the three months ended June 30, 2013 consisted of approximately $145,000 for purchases of property and equipment and approximately $104,000 used for the development of software related to the iPerform products.

Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2014 was primarily the result of approximately $350,000 in cash used to repurchase shares of our common stock.

Net cash used in financing activities during the three months ended June 30, 2013 was primarily the result of approximately $302,000 in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $27,000 from stock option exercises in the three month period.

Borrowings

In October 2008, we entered into a $19.5 million credit facility with CB&T. This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a $7.5 million 48-month term note. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and interest payments under the term note in September 2012. The term note did not contain any early termination fees or prepayment penalties.

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

As of June 30, 2014 and March 31, 2014, no amounts were outstanding under the revolving line of credit.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants.

In connection with our credit facility and loan agreement with CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. As of June 30, 2014, we were not in compliance with all such covenants due to the Company not filing its Form 10-K with the Securities and Exchange Commission for Fiscal 2014 within the required 90 day deadline. We obtained a waiver of compliance on certain covenants from CB&T, including our delinquent Form 10-K filing, effective June 30, 2014 through October 1, 2014. If we were to continue to be in violation of certain covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at June 30, 2014.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months as a result of inclement weather conditions during this period, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems revenues in our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. With the addition of MET in January 2011, we have also experienced some seasonality related to certain ClearPath Weather services in our first and second fiscal quarters mainly because these services are generally not required during spring and summer when weather conditions are comparatively milder.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This evaluation is based on similar findings as discussed in detail in Item 9A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Annual Report”).

Changes in Internal Controls

In order to improve and to maintain the effectiveness of our internal controls over financial reporting and disclosure controls and procedures, we have begun the process of remediating the material weakness identified in our Annual Report, including hiring a Director of Revenue Recognition and implementing processes and controls to evaluate multiple-element arrangements to ensure revenue is recognized and accounted for in accordance with GAAP. Except as discussed above, during the fiscal quarter covered by this report, there has been no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues. Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. In addition, the decline in the U.S. real estate market, particularly in new home and commercial construction, has adversely impacted new road construction and has had and may continue to have adverse effects on revenues. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance.  The current federal highway bill, which provides federal funding for highway, transit, safety and related transportation programs, was to expire at the end of September 2014.  The President signed an expansion of the federal highway funding bill to keep the current federal highway bill operational until May of 2015.  While we expect the extension to resolve the current uncertainty in federal funding, our Transportation Systems revenues and overall financial performance in future periods could be negatively affected if funding concerns persist.  Furthermore, despite the extension of the federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

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

State budgetary constraints may have a material adverse impact on us. Many states have experienced, and are continuing to experience, significant budget shortfalls and other related budgetary issues and constraints. In particular, the state of California has historically been and is considered to be a key geographic region for our Roadway Sensors and Transportation Systems segments. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, transportation projects have had, and may continue to have, a negative impact on our revenues and our income.

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

If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products, including the iPeMS software, ClearPath Weather, Clear Path Ag or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

We recently entered into the software development market and may be subject to additional challenges and additional costs and delays. We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Certain of our new products could contain undetected design faults and software errors or “bugs” when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position. We cannot assure you that our customer base will broadly accept any of our new products, product enhancements or software related offerings such as iPeMS, ClearPath Weather and ClearPath Ag. In addition, the software development industry can frequently experience litigation concerning intellectual property disputes, which could be costly and distract our management.

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

The markets in which our iPerform segment operates vary from public sector customers who focus on performance measurement systems to help measure and manage the effectiveness of their transportation systems to commercial sector customers who ingest and disseminate traffic and weather related data, information and analytics through various consumer outlets. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide traffic and/or weather related data to that market.

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

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis. We cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company’s segments to fund investments in sales and marketing and research and development initiatives.  We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our use of the percentage of completion method of accounting for our Transportation Systems revenues could result in a reduction or reversal of previously recorded revenues and profits. A portion of Transportation Systems revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.  Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. In connection with the audit of our financial statements for Fiscal 2014, we determined that we had significant deficiencies relating to our accounting for consulting services revenues that constituted a material weakness in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis, and that our internal control over financial reporting was not effective as of the end of Fiscal 2014.

In order to improve and to maintain the effectiveness of our internal control over financial reporting and disclosure controls and procedures, we have begun the process of remediating this material weakness. However, this process will take time and may require significant additional resources, including the hiring of additional personnel and improvements to or upgrades of our enterprise systems. We cannot assure you that such additional resources will remedy the material weakness in a timely fashion or at all. In addition, such remediation efforts may increase our selling, general and administrative expenses and negatively affect our financial results. As a result of this and similar activities, management’s attention may also be diverted from other business concerns, which could have an adverse effect on our business, financial condition and results of operations. If we are unable to remediate this material weakness, or in the future experience one or more additional material weaknesses, our ability to report our financial condition and results of operations accurately and in a timely manner in the future may be adversely affected and could adversely affect the market price of our common stock.

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

•                                          our ability to access stimulus funding, funding from the federal highway bill or other government funding;

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

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales, revenues and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all of our segments, and in particular, plan to expand our distribution channels in Latin American and the Middle Eastl. We cannot assure you that we will be successful in our expansion efforts. International operations subject us to various inherent risks including, among others:

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

Substantially all of our international product sales are denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. From April 2012 through September 2014, our common stock has traded at prices as low as $1.25 per share and as high as $2.50 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Dated: October 16, 2014	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ CRAIG A. CHRISTENSEN
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