Form 10-Q
period 2014-09-30
ITERIS, INC.
filed 2014-11-12
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 32,560,982 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	March 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,386	$20,414
Trade accounts receivable, net of allowance for doubtful accounts of $591 and $532 at September 30, 2014 and March 31, 2014, respectively	11,880	12,349
Costs and estimated earnings in excess of billings on uncompleted contracts	4,814	5,813
Inventories	2,267	2,546
Deferred income taxes	1,429	1,429
Prepaid expenses and other current assets	1,518	1,275
Total current assets	44,294	43,826
Property and equipment, net	1,637	1,546
Deferred income taxes	6,173	6,112
Intangible assets, net	1,263	1,584
Goodwill	17,318	17,318
Other assets	214	221
Total assets	$70,899	$70,607

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,480	$5,913
Accrued payroll and related expenses	3,840	3,971
Accrued liabilities	1,692	1,643
Billings in excess of costs and estimated earnings on uncompleted contracts	1,889	1,391
Total current liabilities	12,901	12,918
Deferred rent	929	—
Unrecognized tax benefits	181	199
Total liabilities	14,011	13,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2014 and March 31, 2014
Issued and outstanding shares - 32,561 at September 30, 2014 and 32,788 at March 31, 2014	3,257	3,280
Additional paid-in capital	135,613	135,986
Accumulated deficit	(81,982)	(81,776)
Total stockholders’ equity	56,888	57,490
Total liabilities and stockholders’ equity	$70,899	$70,607

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Total revenues	$18,550	$17,027	$36,666	$34,057
Cost of revenues	11,251	10,115	22,560	20,419
Gross profit	7,299	6,912	14,106	13,638
Operating expenses:
Selling, general and administrative	6,208	4,791	11,908	9,896
Research and development	1,287	949	2,366	1,733
Amortization of intangible assets	120	161	239	322
Change in fair value of contingent consideration	4	9	8	16
Total operating expenses	7,619	5,910	14,521	11,967
Operating (loss) income	(320)	1,002	(415)	1,671
Non-operating (expense) income:
Other income (expense), net	—	12	(3)	9
Interest expense, net	(5)	(4)	(4)	(8)
(Loss) income from continuing operations before income taxes	(325)	1,010	(422)	1,672
Benefit (provision) for income taxes	92	(349)	121	(581)
(Loss) income from continuing operations	(233)	661	(301)	1,091
Gain on sale of discontinued operation, net of tax	46	—	95	30
Net (loss) income	$(187)	$661	$(206)	$1,121

(Loss) income per share from continuing operations - basic and diluted	$(0.01)	$0.02	$(0.01)	$0.03
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) income per share - basic and diluted	$(0.01)	$0.02	$(0.01)	$0.03

Shares used in basic per share calculations	32,585	32,629	32,621	32,575
Shares used in diluted per share calculations	32,585	32,864	32,621	32,790

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(206)	$1,121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(61)	594
Depreciation of property and equipment	252	402
Stock-based compensation	185	164
Amortization of intangible assets	321	322
Change in fair value of contingent consideration	8	16
Gain on sale of discontinued operation, net of tax	(95)	(30)
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	469	788
Net costs and estimated earnings in excess of billings	1,497	971
Inventories	279	444
Prepaid expenses and other assets	(244)	(652)
Accounts payable and accrued expenses	393	(946)
Net cash provided by operating activities	2,798	3,194

Cash flows from investing activities
Purchases of property and equipment	(343)	(251)
Capitalized software	—	(171)
Net proceeds from sale of business segment	98	—
Net cash used in investing activities	(245)	(422)

Cash flows from financing activities
Deferred payment for prior business combination	—	(409)
Repurchases of common stock	(594)	(339)
Proceeds from stock option exercises	33	185
Issuance of common stock pursuant to restricted stock units	(20)	(31)
Net cash used in financing activities	(581)	(594)
Increase in cash and cash equivalents	1,972	2,178
Cash and cash equivalents at beginning of period	20,414	19,137
Cash and cash equivalents at end of period	$22,386	$21,315

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with our subsidiaries in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. We are also making significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude the financial impact of a discontinued operation. See Note 3, “Sale of Vehicle Sensors”, for further discussion related to the discontinued operation presentation.

Reclassification

Certain prior year amounts in the unaudited consolidated statement of cash flows have been reclassified from cash and cash equivalents at the end of the period into prepaid expenses and other current assets for consistency with the current period presentation. The amount reclassified in the unaudited consolidated statement of cash flows for the six months ended September 30, 2013 was approximately $516,000.

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

Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets of $1.5 million as of September 30, 2014 and $1.3 million as of March 31, 2014 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through calendar year 2015.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units could cause us to test goodwill for impairment on an interim basis. Based on our interim assessment, there were no indicators of impairment to our goodwill as of September 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgment and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of our fiscal year ending March 31, 2018, using one of two retrospective application methods. The Company has not determined the potential effects on its consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2014	2014
	(In thousands)
Materials and supplies	$1,010	$1,320
Work in process	301	175
Finished goods	956	1,051
	$2,267	$2,546

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Intangible Assets

The following table presents details of our intangible assets:

	September 30, 2014		March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,493)	$1,856	$(1,422)
Customer contracts / relationships	750	(434)	750	(371)
Trade names and non-compete agreements	1,110	(858)	1,110	(754)
Capitalized software development costs	498	(166)	498	(83)
Total	$4,214	$(2,951)	$4,214	$(2,630)

As of September 30, 2014, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2015	$276
2016	526
2017	365
2018	88
2019	8
Thereafter	—
$1,263

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$184	$169
Addition charged to cost of revenues	60	103
Warranty claims	(64)	(85)
Balance at end of period	$180	$187

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share from continuing operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computation	32,585	32,629	32,621	32,575
Dilutive stock options	—	134	—	129
Dilutive restricted stock units	—	99	—	84
Dilutive warrants	—	2	—	2
Weighted average common shares used in diluted per share computation	32,585	32,864	32,621	32,790

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Stock options	2,061	1,205	2,070	965
Restricted stock units	289	—	242	—

3.             Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Pursuant to the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the release of the holdback provision. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following the closing, each subject to certain reductions and limitations set forth in the Agreement. As of September 30, 2014, we received approximately $1.2 million in connection with royalty-related earn-out provisions for a total of $14.9 million in cash from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the six months ended September 30, 2014 and 2013, we recorded a gain on sale of discontinued operation of approximately $95,000 and $30,000, respectively, net of tax, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was initially determined using Level 3 inputs based on a probability calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during the fiscal year ended March 31, 2013 (“Fiscal 2013”) and the remaining liability at September 30, 2014 and March 31, 2014 related to deferred acquisition payments discounted to net present value using Level 1 inputs. The following table reconciles this liability measured at fair value on a recurring basis for the six months ended September 30, 2014 (in thousands):

Balance at March 31, 2014	$327
Change in fair value included in net income	8
Balance at September 30, 2014	$335

The liability at September 30, 2014 and March 31, 2014 of approximately $335,000 and $327,000, respectively, is included within accrued liabilities in the accompanying consolidated balance sheets. The change in the estimated fair value of the liability for the three and six months ended September 30, 2014 and 2013 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2014 or March 31, 2014.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and six months ended September 30, 2014 and 2013.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. In September 2014, we entered into a third modification agreement with CB&T to extend the expiration date of our revolving line of credit to December 1, 2014. We are currently negotiating the terms of our line of credit and we expect to extend our line of credit beyond December 1, 2014. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

As of September 30, 2014 and March 31, 2014, no amounts were outstanding under the credit facility with CB&T.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of September 30, 2014, we were not in compliance with all such covenants due to the Company not filing its annual report on Form 10-K for the fiscal year ended March 31, 2014 (“Fiscal 2014”) and its quarterly report on Form 10-Q for the three month period ended June 30, 2014 with the Securities and Exchange Commission within the required deadlines. We obtained a waiver of compliance on certain covenants from CB&T, including our delinquent Form 10-K and Form 10-Q filing. Our waiver of compliance is effective through December 1, 2014.

6.             Income Taxes

The following table sets forth our benefit (provision) for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except percentages)

Benefit (provision) for income taxes	$92	$(349)	$121	$(581)
Effective tax rate	(28.4)%	34.5%	(28.6)%	34.7%

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of September 30, 2014 and March 31, 2014, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $373,000.

7.             Commitments and Contingencies

Litigation and Other Contingencies

On October 24, 2014, Wavetronix LLC, an Idaho limited liability company, filed a lawsuit against us in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 7,991,542.  The lawsuit relates to our Vantage Vector product, which is a vehicle detection sensor for use in traffic control applications.  Wavetronix seeks unspecified compensatory and treble damages, attorney fees and a permanent injunction.  Wavetronix is also seeking a preliminary injunction, the motion for which currently is scheduled to be heard on November 24, 2014.  At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any. However, we dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In addition to the matter described above, as a provider of traffic engineering services, products and solutions, we may be, from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. We cannot accurately predict the outcome of any such litigation including whether the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

On July 23, 2013, the promissory note from Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of September 30, 2014, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

8.             Stock-Based Compensation

We currently administer two separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At September 30, 2014, there were approximately 424,000 shares of common stock available for grant or issuance under the 2007 Plan. On October 17, 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2014	2,019	$1.88
Granted	60	1.90
Exercised	(24)	1.40
Forfeited	(189)	2.00
Expired	(45)	2.51
Options outstanding at September 30, 2014	1,821	$1.86

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2014 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2014	195
Restricted stock units granted	—
Restricted stock units vested	(84)
Restricted stock units forfeited	—
Restricted stock units ouststanding at September 30, 2014	111

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$5	$12	$9	$21
Selling, general and administrative expense	69	78	155	137
Research and development expense	12	6	21	6
	$86	$96	$185	$164

At September 30, 2014, there was approximately $367,000 and $159,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.4 years for stock options and 2.3 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.             Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. For the three and six months ended September 30, 2014, we repurchased approximately 145,000 and 323,000 shares of our common stock, respectively. For the three and six months ended September 30, 2013, we repurchased approximately 21,000 and 196,000 shares of our common stock, respectively. As of September 30, 2014, $153,000 remained available for the repurchase of our common stock under our current program. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

From inception of the original program in August 2011 through September 30, 2014, we repurchased approximately 2,616,000 shares of our common stock for an aggregate of approximately $4.2 million at an average purchase price per share of $1.57. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of September 30, 2014.

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

The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2012 and Fiscal 2013, this segment included the operations of MET, which specializes in 511 advanced traveler information systems and offers predictive weather and ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and ClearPath Weather services were reassigned to the iPerform segment to better align our predictive weather and traffic capabilities, resources and initiatives.

The iPerform segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as Clearpath Weather and ClearPath Agriculture (also known as ClearPath Ag) solutions and operations reassigned from Transportation Systems segment on April 1, 2013. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2014 and 2013:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Three Months Ended September 30, 2014
Total revenues	$10,196	$7,284	$1,070	$18,550
Segment operating income (loss)	2,123	965	(1,195)	1,893

Three Months Ended September 30, 2013
Total revenues	$8,777	$6,898	$1,352	$17,027
Segment operating income (loss)	1,956	743	(263)	2,436

Six Months Ended September 30, 2014
Total revenues	$19,216	$14,949	$2,501	$36,666
Segment operating income (loss)	3,920	1,819	(1,889)	3,850

Six Months Ended September 30, 2013
Total revenues	$16,306	$15,156	$2,595	$34,057
Segment operating income (loss)	3,170	2,029	(509)	4,690

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Segment operating income:
Total income from reportable segments	$1,893	$2,436	$3,850	$4,690
Unallocated amounts:
Corporate and other expenses	(2,089)	(1,264)	(4,018)	(2,681)
Amortization of intangible assets	(120)	(161)	(239)	(322)
Change in fair value of contingent consideration	(4)	(9)	(8)	(16)
Other expense, net	—	12	(3)	9
Interest income (expense), net	(5)	(4)	(4)	(8)
(Loss) income from continuing operations before income taxes	$(325)	$1,010	$(422)	$1,672

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

Overview

General. We are a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of ITS solutions to public and commercial customers throughout the U.S. and internationally. We are also making significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets.

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

In January 2011, we acquired all of the outstanding capital stock of Meridian Environmental Technology, Inc. (“MET”) for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers ClearPath Weather (formerly, Maintenance Decision Support System or MDSS) management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2 million under a 24-month earn-out provision.

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

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through June 30, 2017. As of September 30, 2014, we have received approximately $1.2 million in connection with royalty-related earn-out provisions for a total of $14.8 million in cash from the Asset Sale. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment through the closing of the Asset Sale have been reported as a discontinued operation for all periods presented.

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

iPerform

The iPerform segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as Clearpath Weather and ClearPath Agriculture (ClearPath Ag”) solutions and operations reassigned from Transportation Systems segment on April 1, 2013. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the slow economic recovery in the U.S., we continue to remain cautious about our overall business. We believe the economic slowdown, reduction and delay in government funding for transportation infrastructure projects and initiatives and decreased financial capital for our customers have negatively affected, and may continue to negatively affect, our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by delays in the passage of a new federal highway bill (or the extension of the existing bill) and budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the federal highway bill, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. Further, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearPath Ag hyper-local weather information solutions and we expect positive market acceptance in upcoming quarters.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.7	59.4	61.5	60.0
Gross profit	39.3%	40.6%	38.5%	40.0%
Operating expenses:
Selling, general and administrative	33.6	28.1	32.5	29.1
Research and development	6.9	5.6	6.5	5.1
Amortization of intangible assets	0.6	0.9	0.7	0.9
Change in fair value of contingent consideration	0.0	0.1	0.0	0.0
Total operating expenses	41.1	34.7	39.7	35.1
Operating (loss) income	(1.8)	5.9	(1.2)	4.9
Non-operating (expense) income:
Other income (expense), net	—	0.1	(0.0)	0.0
Interest expense, net	(0.0)	(0.0)	(0.0)	(0.0)
(Loss) income from continuing operations before income taxes	(1.8)	6.0	(1.2)	4.9
Benefit (provision) for income taxes	0.5	(2.0)	0.3	(1.7)
(Loss) income from continuing operations	(1.3)	4.0	(0.9)	3.2
Gain on sale of discontinued operation, net of tax	0.2	—	0.3	0.1
Net (loss) income	(1.1)%	4.0%	(0.6)%	3.3%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,			%
	2014	2013	Increase	Change
	(In thousands, except percentages)
Total revenues	$18,550	$17,027	$1,523	8.9%

	Six Months Ended
	September 30,			%
	2014	2013	Increase	Change
	(in thousands, except percentages)
Total revenues	$36,666	$34,057	$2,609	7.7%

We have historically had a diverse customer base. For the three months ended September 30, 2014, no individual customer represented more than 10% of our total revenues.  For the six months ended September 30, 2014, one individual customer represented approximately 10% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For the three and six months ended September 30, 2013, one individual customer represented approximately 10% and 11% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended September 30, 2014 increased approximately 8.9% to $18.6 million, compared to $17.0 million in the corresponding period in the prior year, primarily due to an increase of approximately 16.2% in Roadway Sensors revenues and an increase of approximately 5.6% in Transportation Systems. These increases were partially offset by a 20.9% decrease in iPerform revenues in the current period primarily due to lower sales in the legacy public agency traffic sector.

Total revenues for the six months ended September 30, 2014 increased approximately 7.7% to $36.7 million, compared to $34.1 million in the corresponding period in the prior year, primarily due to an increase of approximately 17.8% in Roadway Sensors revenues, offset by decreases of approximately 1.4% and 3.6% in the Transportation Systems and iPerform segments, respectively.

Roadway Sensors revenues for the three and six months ended September 30, 2014 were approximately $10.2 million and $19.2 million, respectively, increases of approximately $1.4 million or 16.2%, and approximately $2.9 million or 17.8%, compared to the corresponding prior year periods, respectively.  The increase in revenues was primarily due to the success of various growth initiatives, including increases in our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market, including traffic controllers, traffic cabinets and related equipment. For the three months ended September 30, 2014 and 2013, revenue generated through the distribution of OEM products was approximately $2.2 million and approximately $0.5 million, respectively. For the six months ended September 30, 2014 and 2013, revenue generated through the distribution of OEM products was approximately $3.3 million and approximately $0.9 million, respectively. We believe these offerings will benefit sales of our core video detection products by providing a more comprehensive suite of solutions to our customers. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to continue focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 (formerly, Pico) products.

Transportation Systems revenues for the three and six months ended September 30, 2014 were approximately $7.3 million and $14.9 million, an increase of approximately $0.3 million or 5.6% and a decrease of approximately $0.2 million or 1.4%, respectively, compared to the corresponding periods in the prior year, primarily as a result of timing of backlog fulfilment on certain projects. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues from period to period. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. During the current quarter, we added approximately $9.7 million in new signed Transportation Systems contracts, expanding our backlog, which we expect to have a positive impact on our revenue in future quarters.

iPerform revenues for the three and six months ended September 30, 2014 were approximately $1.1 million and $2.5 million, decreases of approximately $0.3 million or 20.9% and $0.1 million or 3.6%, respectively, compared to the corresponding periods in the prior year, primarily attributable to delays in contract awards with certain public agencies and the timing of backlog fulfillment on certain projects. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the ClearPath Ag, ClearPath Weather and iPeMS performance measurement solutions.  We also plan to pursue commercial opportunities in the precision agriculture technology markets, by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and water content and application intellectual property.

Gross Profit.  The following table presents details of our gross profit for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,			%
	2014	2013	Increase	Change
	(In thousands, except percentages)
Gross profit	$7,299	$6,912	$387	5.6%
Gross profit as a % of total revenues	39.3%	40.6%

	Six Months Ended
	September 30,			%
	2014	2013	Increase	Change
	(in thousands, except percentages)
Gross profit	$14,106	$13,638	$468	3.4%
Gross profit as a % of total revenues	38.5%	40.0%

Our gross profit as a percentage of total revenues decreased approximately 130 basis points and 150 basis points for the three and six months ended September 30, 2014, as compared to the corresponding periods in the prior year, primarily as a result of the sales mix of products within the Roadway Sensors segment, due to the increased sales of OEM products, which generally yield lower gross margins than Roadway Sensors core products.  Although sales of OEM products yield lower gross margins, we expect the OEM business to continue contributing income from its operations to the overall Roadway Sensors segment.

We recognize a portion of our Transportation Systems and iPerform revenues and related gross profit using percentage of completion contract accounting and the underlying mix of contract activity, including the amount of revenue generated by subcontractors which typically yield lower gross profits and affects the related overall gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our workforce, which could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,476	18.7%	$3,194	18.8%	$282	8.8%
Facilities, insurance and supplies	657	3.5	682	4.0	(25)	(3.7)
Travel and conferences	431	2.3	389	2.3	42	10.8
Professional and outside services	1,486	8.0	437	2.6	1,049	240.0
Other	158	1.0	89	0.4	69	77.5
Selling, general and administrative	$6,208	33.5%	$4,791	28.1%	$1,417	29.6%

	Six Months Ended		Six Months Ended
	September 30, 2014		September 30, 2013
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$7,098	19.4%	$6,447	18.9%	$651	10.1%
Facilities, insurance and supplies	1,288	3.5	1,402	4.1	(114)	(8.1)
Travel and conferences	799	2.2	788	2.3	11	1.4
Professional and outside services	2,478	6.8	955	2.8	1,523	159.5
Other	245	0.6	304	1.0	(59)	(19.4)
Selling, general and administrative	$11,908	32.5%	$9,896	29.1%	$2,012	20.3%

The overall increase in selling, general and administrative expense for the three and six months ended September 30, 2014, as compared to the corresponding periods in the prior year, was primarily due to an increase in audit fees incurred in connection with the audit of our Fiscal 2014 financial statements. As previously announced, the Company delayed its Fiscal 2014 earnings release and 10-K until September 3, 2014, due to additional procedures performed by its auditors related to contract revenue testing. As a result of these additional procedures and related delays, we incurred an increase of approximately $420,000 in audit fees during the first quarter of the fiscal year ending March 31, 2015 (“Fiscal 2015”) and an increase of approximately $600,000 during the second quarter of Fiscal 2015.  We also incurred approximately $500,000 of outside professional consulting costs to assist with the completion of the Fiscal 2014 annual audit. We have begun the necessary steps to strengthen our internal controls and mitigate the root cause of the incremental audit work, and we expect these costs to decline for future annual audits.  However, we expect that we will have additional recurring costs in future periods for improvements to our internal controls and the related augmentation of resources.  Selling, general and administrative expenses also increased due to planned investments in iPerform sales and marketing costs, including increased headcount which resulted in higher salary and personnel-related costs and travel.

Research and Development Expense.  The following table presents research and development expense for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$687	3.7%	$555	3.3%	$132	23.8%
Facilities, development and supplies	368	2.0	281	1.7	87	31.0
Other	232	1.2	113	0.6	119	105.3
Research and development	$1,287	6.9%	$949	5.6%	$338	35.6%

	Six Months Ended		Six Months Ended
	September 30, 2014		September 30, 2013
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,261	3.4%	$964	2.8%	$297	30.8%
Facilities, development and supplies	741	2.0	573	1.7	168	29.3
Other	364	1.1	196	0.6	168	85.7
Research and development	$2,366	6.5%	$1,733	5.1%	$633	36.5%

Research and development expense for the three and six months ended September 30, 2014 increased approximately 35.6% and 36.5%, respectively, compared to the corresponding periods in the prior year, primarily due to increased salary and personnel costs related to certain planned expenditures for software development in the iPerform segment and investments in securing intellectual property rights.

The iPerform segment continued to invest in the development of ClearPath Ag, ClearPath Weather, and enhancements to its traffic analytics product iPeMS. ClearPath Ag application programming interfaces (“APIs”) include historical, real-time, and forecast weather content and soil and plant health information. Continued development and enhancements of the ClearPath Ag APIs will incorporate real-time weather and other useful crop growing information, to provide solutions in the precision agriculture technology markets. The continued enhancements to the iPeMS traffic analytics product should allow customers to seamlessly ingest traffic data from leading data providers, providing “plug-and-play” data capabilities and reduce the need for custom integration. Going forward, iPerform expects to continue to enhance the ClearPath Ag, ClearPath Weather and iPeMS solutions, which we expect will require additional investments.

Fair Value of Contingent Acquisition Consideration.  During the three and six months ended September 30, 2014, we recorded a net increase of approximately $4,000 and $8,000, respectively, and during the three and six months ended September 30, 2013, we recorded a net increase of approximately $9,000 and $16,000, respectively, to operating expenses in the unaudited consolidated statement of operations for the change in estimated fair value of contingent consideration related to our acquisitions of MET and BTS. The adjustments in the three months ended September 30, 2014 related to the amount of certain future deferred payments to BTS. The adjustments in the three and six months ended June 30, 2013 resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

Income Taxes.  The following tables present our provision for income taxes for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,			%
	2014	2013	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$92	$(349)	$441	(126)%
Effective tax rate	(28.4)%	34.5%

	Six Months Ended
	September 30,			%
	2014	2013	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$121	$(581)	$702	(121)%
Effective tax rate	(28.6)%	34.7%

Our effective tax rates in the three and six months ended September 30, 2014 differed from the corresponding periods in the prior year primarily due to the impact of permanent nondeductible expenses.  In the prior year periods, permanent nondeductible expenses had the effect of increasing tax expense and the effective tax rate, while in the current year periods they had the effect of reducing the tax benefit from our pretax losses, and thereby decreasing the effective tax rate.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of September 30, 2014 and March 31, 2014, we have recorded a valuation allowance against certain of our state net operating losses in the amount of $373,000.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe should be sufficient to fund our operations for at least the next twelve months. We are currently negotiating the terms of our line of credit and we expect to extend our line of credit beyond December 1, 2014. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution, and any equity securities that may be issued may have rights senior to our existing stockholders.

At September 30, 2014, we had $31.4 million in working capital, which included $22.4 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2014, which included $20.4 million in cash and cash equivalents and reflected no borrowings on our line of credit. Included in prepaid expenses and other current assets at September 30, 2014 and March 31, 2014 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. We expect such cash collateral restrictions to remain in place through calendar year 2015. Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of cash and cash equivalents.

The following table summarizes our cash flows for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,798	$3,194
Investing activities	(245)	(422)
Financing activities	(581)	(594)

Operating Activities.  Cash provided by our operations for the six months ended September 30, 2014 was primarily the result of approximately $602,000 in non-cash items for depreciation, amortization, stock-based compensation expense, gain on sale of discontinued operations and adjustments to deferred tax assets. This was increased by approximately $2,394,000 provided by working capital, consisting of approximately $2,638,000 from accounts receivable, net costs and estimated earnings in excess of billings, inventories, and accounts payable and accrued expenses, off-set in part by a decrease of approximately $244,000 for prepaid expenses and other assets.

Cash provided by our operations for the six months ended September 30, 2013 was primarily the result of our net income of approximately $1,121,000 and approximately $1,452,000 in non-cash items for depreciation, amortization, stock-based compensation expense, gain on sale of discontinued operations and adjustments to deferred tax assets. Cash provided by our operations was also the result of approximately $605,000 provided by working capital, primarily from accounts receivable and net costs and estimated earnings in excess of billings.

Investing Activities.  Net cash used in our investing activities during the six months ended September 30, 2014 consisted of approximately $343,000 for purchases of property and equipment, which was largely offset by approximately $98,000 in proceeds from the sale of the Vehicle Sensors segment.

Cash used in our investing activities during the six months ended September 30, 2013 consisted of approximately $251,000 for purchases of property and equipment and approximately $171,000 used for the development of software in the iPerform segment.

Financing Activities.  Net cash used in financing activities during the six months ended September 30, 2014 was primarily the result of approximately $594,000 in cash used to repurchase shares of our common stock pursuant to our stock repurchase program.

Net cash used in financing activities during the six months ended September 30, 2013 was primarily the result of approximately $409,000 cash used for a deferred payment for the prior business combination of MET and approximately $339,000 in cash used to repurchase shares of our common stock pursuant to our stock repurchase program. This was partially offset by our receipt of proceeds of $185,000 from stock option exercises in the current six month period.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. In September 2014, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to December 1, 2014. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

As of September 30, 2014 and March 31, 2014, no amounts were outstanding under the revolving line of credit.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants.

In connection with our credit facility and loan agreement with CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. As of September 30, 2014, we were not in compliance with all such covenants due to the Company not filing its annual report on Form 10-K for Fiscal 2014 and its quarterly report on Form 10-Q for the three months ended June 30, 2014 with the Securities and Exchange Commission within the required deadlines. We obtained a waiver of compliance on certain covenants from CB&T, including our delinquent Form 10-K and Form 10-Q filing. Our waiver of compliance is effective through December 1, 2014. If we were to continue to be in violation of certain covenants under this agreement, our lender could choose to accelerate payment on all outstanding loan balances and pursue its security interest in our assets. In such an event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at September 30, 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, because of a material weakness in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This evaluation is based on similar findings as discussed in detail in Item 9A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Annual Report”).

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

If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products, including the iPeMS software, ClearPath Weather, Clear Path Ag or any enhancements to our existing products on a timely basis, or at all. The introduction of any new iPerform products and services could have longer than anticipated sales cycles, which could adversely impact our operating results. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis. For the six months ended September 30, 2014, we had a net loss of $206,000 and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company’s segments to fund investments in sales and marketing and research and development initiatives.  We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Our management, including our CEO and Interim CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all. We have historically experienced volatility in our earnings and cash flows from operations from year to year. Although we have a revolving line of credit, should we continue to be in default, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to not provide covenant waivers, or limit or take away our ability to borrow these or any funds. Should this occur, or if the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. From April 2012 through October 2014, our common stock has traded at prices as low as $1.25 per share and as high as $2.50 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. From inception of the original program in August 2011 through September 30, 2014, we repurchased approximately 2,616,000 shares of our common stock for approximately $4.2 million at an average purchase price per share of $1.57. The table below details our common stock repurchases during the three months ended September 30, 2014.  All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2014	29,520	$1.70	29,520
August 1-31, 2014	87,944	$1.64	87,944
September 1-30, 2014	27,600	$1.77	27,600
Total	145,064	$1.71	145,064	$153,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective September 23, 2014, we entered into a Modification Agreement (the “Amendment”) with CB&T, which amends that certain Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between us and CB&T and the promissory notes and other documents relating thereto (as amended to date, collectively, the “Loan Documents”).  The Amendment extends the expiration date of the line of credit under the Loan Documents from October 1, 2014 to December 1, 2014.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached to this report as an exhibit and is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
10.1	Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2014	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ CRAIG A. CHRISTENSEN
Craig A. Christensen
Chief Financial Officer (Interim)
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located
10.1	Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith