Form 10-Q
period 2014-12-31
ITERIS, INC.
filed 2015-02-05
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 29, 2015, there were 32,553,876 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries.

Abacus®, ClearPath™, ClearAg™, ClearPath Weather™, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, IterisPeMS™, Pico™, P10™, P100™, RZ-4™, SmartCycle®, SmartSpan®, Vantage®, VantageNext™, VantageView™, Vantage Vector®, Velocity™, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	March 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,076	$20,414
Trade accounts receivable, net of allowance for doubtful accounts of $314 and $532 at December 31, 2014 and March 31, 2014, respectively	11,008	12,349
Costs and estimated earnings in excess of billings on uncompleted contracts	5,153	5,813
Inventories	2,773	2,546
Deferred income taxes	1,429	1,429
Prepaid expenses and other current assets	1,610	1,275
Total current assets	43,049	43,826
Property and equipment, net	2,013	1,546
Deferred income taxes	6,596	6,112
Intangible assets, net	1,120	1,584
Goodwill	17,318	17,318
Other assets	213	221
Total assets	$70,309	$70,607

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,379	$5,913
Accrued payroll and related expenses	3,787	3,971
Accrued liabilities	1,105	1,643
Billings in excess of costs and estimated earnings on uncompleted contracts	2,065	1,391
Total current liabilities	12,336	12,918
Deferred rent	929	—
Unrecognized tax benefits	177	199
Total liabilities	13,442	13,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2014 and March 31, 2014
Issued and outstanding shares - 32,554 at December 31, 2014 and 32,788 at March 31, 2014	3,256	3,280
Additional paid-in capital	135,691	135,986
Accumulated deficit	(82,080)	(81,776)
Total stockholders’ equity	56,867	57,490
Total liabilities and stockholders’ equity	$70,309	$70,607

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Total revenues	$17,540	$16,548	$54,206	$50,605
Cost of revenues	10,678	10,356	33,238	30,775
Gross profit	6,862	6,192	20,968	19,830
Operating expenses:
Selling, general and administrative	5,734	4,632	17,642	14,528
Research and development	1,618	1,085	3,984	2,818
Amortization of intangible assets	102	161	341	483
Change in fair value of contingent consideration	1	5	9	21
Total operating expenses	7,455	5,883	21,976	17,850
Operating (loss) income	(593)	309	(1,008)	1,980
Non-operating (expense) income:
Other (expense) income, net	(8)	(3)	(11)	6
Interest income, net	6	8	2	—
(Loss) income from continuing operations before income taxes	(595)	314	(1,017)	1,986
Benefit (provision) for income taxes	441	(86)	562	(667)
(Loss) income from continuing operations	(154)	228	(455)	1,319
Gain on sale of discontinued operation, net of tax	56	10	151	40
Net (loss) income	$(98)	$238	$(304)	$1,359

(Loss) income per share from continuing operations - basic and diluted	$(0.00)	$0.01	$(0.01)	$0.04
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) income per share - basic and diluted	$(0.00)	$0.01	$(0.01)	$0.04

Shares used in basic per share calculations	32,568	32,734	32,603	32,628
Shares used in diluted per share calculations	32,568	32,897	32,603	32,826

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(304)	$1,359
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(484)	699
Depreciation of property and equipment	380	585
Stock-based compensation	274	253
Amortization of intangible assets	464	536
Change in fair value of contingent consideration	9	21
Gain on sale of discontinued operation, net of tax	(151)	(40)
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	1,341	303
Net costs and estimated earnings in excess of billings	1,334	353
Inventories	(227)	(203)
Prepaid expenses and other assets	(277)	(522)
Accounts payable and accrued expenses	(20)	(993)
Net cash provided by operating activities	2,350	2,351

Cash flows from investing activities
Purchases of property and equipment	(858)	(356)
Capitalized software	—	(301)
Net proceeds from sale of business segment	99	—
Net cash used in investing activities	(759)	(657)

Cash flows from financing activities
Deferred payment for prior business combination	(336)	(659)
Repurchases of common stock	(606)	(339)
Proceeds from stock option exercises	33	185
Issuance of common stock pursuant to restricted stock units	(20)	(31)
Net cash used in financing activities	(929)	(844)
Increase in cash and cash equivalents	662	850
Cash and cash equivalents at beginning of period	20,414	19,137
Cash and cash equivalents at end of period	$21,076	$19,987

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2014

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

Reclassification

Certain prior year amounts in the unaudited consolidated statement of cash flows have been reclassified from cash and cash equivalents at the end of the period into prepaid expenses and other current assets for consistency with the current period presentation. The amount reclassified in the unaudited consolidated statement of cash flows for the nine months ended December 31, 2013 was approximately $524,000.

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

Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in the Middle East, Europe, South America and Asia. We generally do not require collateral or other security from our customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.6 million as of December 31, 2014 and $1.3 million as of March 31, 2014 and included approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through calendar year 2015.

Allowance for Doubtful Accounts

The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. We also maintain an allowance based on our historical collections experience. When we determine that collection is not likely, we write off accounts receivable against the allowance for doubtful accounts.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units could cause us to test goodwill for impairment on an interim basis. Based on our interim assessment, there were no indicators of impairment to our goodwill as of December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgment and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of our fiscal year ending March 31, 2018, using one of two retrospective application methods. The Company has not determined the potential effects on its consolidated financial statements of the adoption of ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (“ASU 2014-12”) to resolve diversity in accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not anticipate a significant impact on its consolidated financial statements upon adoption of ASU 2014-12.

In August 2015, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which requires a business entity to evaluate whether there is substantial doubt about the ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not anticipate a significant impact on its consolidated financial statements upon adoption of ASU 2014-15.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2014	2014
	(In thousands)
Materials and supplies	$1,597	$1,320
Work in process	191	175
Finished goods	985	1,051
	$2,773	$2,546

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Intangible Assets

The following table presents details of our intangible assets:

	December 31, 2014		March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,529)	$1,856	$(1,422)
Customer contracts / relationships	750	(465)	750	(371)
Trade names and non-compete agreements	1,110	(892)	1,110	(754)
Capitalized software development costs	498	(208)	498	(83)
Total	$4,214	$(3,094)	$4,214	$(2,630)

As of December 31, 2014, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2015	$133
2016	526
2017	365
2018	88
2019	8
Thereafter	—
$1,120

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$184	$169
Addition charged to cost of revenues	98	132
Warranty claims	(102)	(118)
Balance at end of period	$180	$183

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share from continuing operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computation	32,568	32,734	32,603	32,628
Dilutive stock options	—	118	—	125
Dilutive restricted stock units	—	45	—	71
Dilutive warrants	—	—	—	2
Weighted average common shares used in diluted per share computation	32,568	32,897	32,603	32,826

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)

Stock options	2,391	765	2,177	898
Restricted stock units	201	—	197	—

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

Pursuant to the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the release of the holdback provision. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following the closing, each subject to certain reductions and limitations set forth in the Agreement. As of December 31, 2014, we received approximately $1.1 million in connection with royalty-related earn-out provisions for a total of $14.8 million in cash from the Asset Sale, and we had approximately $165,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying unaudited consolidated balance sheet.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the three months ended December 31, 2014 and 2013, we recorded a gain on sales of discontinued operations of approximately $56,000 and $10,000, respectively, net of tax. For the nine months ended December 31, 2014 and 2013, we recorded a gain on sale of discontinued operation of approximately $151,000 and $40,000, respectively, net of tax, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was initially determined using Level 3 inputs based on a probability calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during the fiscal year ended March 31, 2013 (“Fiscal 2013”) and the remaining liability at March 31, 2014 related to BTS deferred acquisition payments discounted to net present value using Level 1 inputs. The following table reconciles this liability measured at fair value on a recurring basis for the nine months ended December 31, 2014 (in thousands):

Balance at March 31, 2014	$327
Payments made or accrued to reduce BTS liability	(336)
Change in fair value included in net income	9
Balance at December 31, 2014	$—

The final BTS deferred acquisition payment of approximately $336,000 was paid in full during the third quarter of the fiscal year ending March 31, 2015 (“Fiscal 2015”), resulting in no remaining contingent consideration liabilities as of December 31, 2014.  As of March 31, 2014, approximately $327,000 was included within accrued liabilities in the accompanying consolidated balance sheet. The change in the estimated fair value of the liability for the three and nine months ended December 31, 2014 and 2013 is included as part of operating expenses in the accompanying unaudited consolidated statements of operations.

Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2014 or March 31, 2014.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three and nine months ended December 31, 2014 and 2013.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. In September 2014, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to December 1, 2014. In November 2014, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to March 1, 2015. We are currently negotiating the terms of our line of credit to extend our line of credit beyond March 1, 2015. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

As of December 31, 2014 and March 31, 2014, no amounts were outstanding under the credit facility with CB&T.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of December 31, 2014, we were not in compliance with all such financial covenants and we obtained a waiver of compliance on those certain covenants from CB&T. Our waiver of compliance is effective through March 1, 2015.

6.                                      Income Taxes

The following table sets forth our benefit (provision) for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands, except percentages)

Benefit (provision) for income taxes	$441	$(86)	$562	$(667)
Effective tax rate	(74.1)%	27.4%	(55.3)%	33.6%

Our effective tax rates in the three and nine months ended December 31, 2014 were favorably impacted by the benefit of research tax credits that became available to the Company upon extension of the federal R&D credit provisions to December 31, 2014, which was enacted during the third quarter of Fiscal 2015. We recognized a tax benefit of $134,000 during the three and nine months ended December 31, 2014, as a result of the extension of the federal R&D credit provisions, which was partially offset by unfavorable impacts from permanent non-deductible tax items, including share-based payments, and other permanent differences.

Our effective tax rates in the three and nine months ended December 31, 2013 were favorably impacted by the benefit of certain state tax credits, and the true-up of certain federal and state tax credits claimed for the prior fiscal year, offset by unfavorable impacts by permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of December 31, 2014 and March 31, 2014, we recorded a valuation allowance against certain of our state net operating losses in the amount of $373,000.

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

On October 24, 2014, Wavetronix LLC, an Idaho limited liability company, filed a lawsuit against us in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 7,991,542.  The lawsuit relates to our Vantage Vector product, which is a vehicle detection sensor for use in traffic control applications.  Wavetronix seeks unspecified compensatory and treble damages, attorney fees and a permanent injunction.  Wavetronix was also seeking a preliminary injunction, the motion for which was denied by the court on January 21, 2015.  At this time, we cannot predict the outcome of this matter or the resulting financial impact to us, if any. However, we dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In addition to the matter described above, as a provider of traffic engineering services, products and solutions, we may be, from time to time, involved in other litigation relating to claims arising out of our operations in the normal course of business. We cannot accurately predict the outcome of any such litigation including whether the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. Maxxess is currently owned by an investor group that includes one current Iteris director, who is the Chief Executive Officer of Maxxess, and a former Iteris director. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to Maxxess. In August 2009, Maxxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note accrued interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year; and allowed payments under the note to be made in bona fide services rendered by Maxxess to Iteris, to the extent such services and amounts were pre-approved in writing by us. All amounts outstanding under the note was to become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.

On July 23, 2013, the promissory note from Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of December 31, 2014, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

8.                                      Stock-Based Compensation

We currently administer two separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. On October 17, 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares. At December 31, 2014, there were approximately 1,276,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2014	2,019	$1.88
Granted	630	1.86
Exercised	(23)	1.40
Forfeited	(189)	2.00
Expired	(60)	2.40
Options outstanding at December 31, 2014	2,377	$1.85

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2014 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2014	195
Restricted stock units granted	90
Restricted stock units vested	(84)
Restricted stock units forfeited	—
Restricted stock units ouststanding at December 31, 2014	201

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$5	$5	$14	$26
Selling, general and administrative expense	64	75	219	212
Research and development expense	20	9	41	15
	$89	$89	$274	$253

At December 31, 2014, there was approximately $814,000 and $284,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.9 years for stock options and approximately 2.9 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and nine months ended December 31, 2014, we repurchased approximately 7,000 and 330,000 shares of our common stock, respectively. For the three months ended December 31, 2013, we did not repurchase any shares of our common stock. For the nine months ended December 31, 2013, we repurchased approximately 196,000 shares of our common stock. As of December 31, 2014, $3,141,000 remained available for the repurchase of our common stock under our current program.

From inception of the original program in August 2011 through December 31, 2014, we repurchased approximately 2,623,000 shares of our common stock for an aggregate of approximately $4.2 million at an average purchase price per share of $1.57. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of December 31, 2014.

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

The iPerform segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as Clearpath Weather, our road-maintenance application, and ClearAg, our precision agriculture solution. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2014 and 2013:

	Roadway Sensors	Transportation Systems	iPerform	Total
	(In thousands)
Three Months Ended December 31, 2014
Total revenues	$8,112	$7,796	$1,632	$17,540
Segment operating income (loss)	1,053	1,381	(1,455)	979

Three Months Ended December 31, 2013
Total revenues	$7,348	$7,505	$1,695	$16,548
Segment operating income (loss)	1,336	692	(414)	1,614

Nine Months Ended December 31, 2014
Total revenues	$27,328	$22,745	$4,133	$54,206
Segment operating income (loss)	4,972	3,202	(3,344)	4,830

Nine Months Ended December 31, 2013
Total revenues	$23,654	$22,661	$4,290	$50,605
Segment operating income (loss)	4,506	2,721	(923)	6,304

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Segment operating income:
Total income from reportable segments	$979	$1,614	$4,830	$6,304
Unallocated amounts:
Corporate and other expenses	(1,469)	(1,139)	(5,488)	(3,820)
Amortization of intangible assets	(102)	(161)	(341)	(483)
Change in fair value of contingent consideration	(1)	(5)	(9)	(21)
Other expense, net	(8)	(3)	(11)	6
Interest income (expense), net	6	8	2	—
(Loss) income from continuing operations before income taxes	$(595)	$314	$(1,017)	$1,986

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

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), a privately-held company based in Berkeley, California which specializes in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended June 30, 2012, we entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and, as a result, we paid an additional $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed our obligation under the earn-out provisions of the purchase agreement. During the third quarter of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we paid $250,000 pursuant to certain holdback provisions. Additionally, in the third quarter of Fiscal 2015, we paid the BTS shareholders approximately $336,000 pursuant to certain deferred payment provisions. This payment completed the Company’s obligation under the deferred payment provisions of the purchase agreement.

In January 2011, we acquired all of the outstanding capital stock of Meridian Environmental Technology, Inc. (“MET”) for an initial cash payment of approximately $1.6 million. MET specializes in 511 advanced traveler information systems and offers ClearPath Weather (formerly, Maintenance Decision Support System or, “MDSS”) management tools that allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2 million under a 24-month earn-out provision.

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

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon closing, Bendix paid us $14 million in cash, subject to a $2 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the holdback provision. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through June 30, 2017. As of December 31, 2014, we have received approximately $1.1 million in connection with royalty-related earn-out provisions for a total of $14.8 million in cash from the Asset Sale, and we had approximately $165,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying unaudited consolidated balance sheet. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment through the closing of the Asset Sale have been reported as a discontinued operation for all periods presented.

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

iPerform

The iPerform segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as Clearpath Weather and ClearAg solutions and operations reassigned from Transportation Systems segment on April 1, 2013. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. Our road-maintenance application, Clearpath Weather, provides maintenance and treatment recommendation for road networks and ClearAg, our precision agriculture solution provides access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions.

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the macroeconomic dynamics in the U.S., we continue to remain cautious about our overall business. We believe the recent economic slowdown, reduction and delay in government funding for transportation infrastructure projects and initiatives, may adversely impact our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by delays in the passage of a new federal highway bill (or the extension of the existing bill) and budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the federal highway bill, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. Further, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearAg precision weather information solution for agriculture applications and we expect positive market acceptance in upcoming quarters.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.9	62.6	61.3	60.8
Gross profit	39.1%	37.4%	38.7%	39.2%
Operating expenses:
Selling, general and administrative	32.7	28.0	32.6	28.7
Research and development	9.2	6.6	7.3	5.6
Amortization of intangible assets	0.6	1.0	0.6	1.0
Change in fair value of contingent consideration	0.0	0.0	0.0	0.0
Total operating expenses	42.5	35.6	40.5	35.3
Operating (loss) income	(3.4)	1.8	(1.8)	3.9
Non-operating (expense) income:
Other (expense) income, net	(0.0)	(0.0)	(0.0)	0.0
Interest income, net	0.0	0.0	0.0	—
(Loss) income from continuing operations before income taxes	(3.4)	1.8	(1.8)	3.9
Benefit (provision) for income taxes	2.5	(0.5)	1.0	(1.3)
(Loss) income from continuing operations	(0.9)	1.3	(0.8)	2.6
Gain on sale of discontinued operation, net of tax	0.3	0.1	0.3	0.1
Net (loss) income	(0.6)%	1.4%	(0.5)%	2.7%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and iPerform segments.

The following table presents our total revenues for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,			%
	2014	2013	Increase	Change
	(In thousands, except percentages)
Total revenues	$17,540	$16,548	$992	6.0%

	Nine Months Ended
	December 31,		Increase	%
	2014	2013	(Decrease)	Change
	(in thousands, except percentages)
Total revenues	$54,206	$50,605	$3,601	7.1%

We have historically had a diverse customer base. For the three and nine months ended December 31, 2014, one individual customer represented approximately 12% and 11% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues. For the three and nine months ended December 31, 2013, one individual customer represented approximately 10% and 11% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended December 31, 2014 increased approximately 6.0% to $17.5 million, compared to $16.5 million in the corresponding period in the prior year, primarily due to an increase of approximately 10.4% in Roadway Sensors revenues and an increase of approximately 3.9% in Transportation Systems revenues. Total revenues for the nine months ended December 31, 2014 increased approximately 7.1% to $54.2 million, compared to $50.6 million in the corresponding period in the prior year, primarily due to an increase of approximately 15.5% in Roadway Sensors revenues and an increase of approximately 0.4% in Transportation Systems revenues, offset by a decrease of approximately 3.7% in the iPerform segment.

Roadway Sensors revenues for the three and nine months ended December 31, 2014 were approximately $8.1 million and $27.3 million, respectively, representing increases of approximately $0.8 million or 10.4%, and approximately $3.7 million or 15.5%, compared to the corresponding prior year periods, respectively.  The increase in revenues was primarily due to the success of various growth initiatives, including increases in our distribution of certain third party products for the traffic intersection market, including traffic controllers, traffic cabinets and related equipment. For the three months ended December 31, 2014 and 2013, revenue generated through the distribution of third party products was approximately $0.9 million and approximately $0.5 million, respectively. For the nine months ended December 31, 2014 and 2013, revenue generated through the distribution of third party products was approximately $4.3 million and approximately $1.4 million, respectively. We believe these offerings can benefit sales of our core video detection products by providing a more comprehensive suite of solutions to our customers. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to continue focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 (formerly, Pico) products.

Transportation Systems revenues for the three and nine months ended December 31, 2014 were approximately $7.8 million and $22.7 million, an increase of approximately $0.3 million or 3.9% and approximately $0.1 million or 0.4%, respectively, compared to the corresponding periods in the prior year, primarily as a result of the increase of backlog and the timing of backlog fulfilment on certain projects. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues and related gross margins from period to period. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation.

iPerform revenues for the three and nine months ended December 31, 2014 were approximately $1.6 million and $4.1 million, decreases of approximately $0.1 million or 3.7% and $0.2 million or 3.7%, respectively, compared to the corresponding periods in the prior year, primarily attributable to delays in contract awards with certain public agencies and the timing of backlog fulfillment on certain projects. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the ClearAg, ClearPath Weather and iPeMS performance measurement solutions.  We also plan to pursue commercial opportunities in the precision agriculture technology markets, by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and application intellectual property.

Gross Profit.  The following table presents details of our gross profit for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,			%
	2014	2013	Increase	Change
	(In thousands, except percentages)
Gross profit	$6,862	$6,192	$670	10.8%
Gross profit as a % of total revenues	39.1%	37.4%

	Nine Months Ended
	December 31,			%
	2014	2013	Increase	Change
	(in thousands, except percentages)
Gross profit	$20,968	$19,830	$1,138	5.7%
Gross profit as a % of total revenues	38.7%	39.2%

Our gross profit as a percentage of total revenues increased approximately 170 basis points for the three months ended December 31, 2014, as compared to the corresponding period in the prior year, primarily due to revenues derived from our Roadway Sensors segment, which increased to approximately 46.2% of our total revenues for the three months ended December 31, 2014, as compared to 44.4% for the corresponding prior year period. The increase in gross profit as a percentage of total revenues was also attributable to an increase in Transportation Systems gross profit percentage, primarily due to timing of revenue recognition on certain projects that had been deferred in prior periods.

Our gross profit as a percentage of total revenues decreased approximately 50 basis points for the nine months ended December 31, 2014, as compared to the corresponding periods in the prior year, primarily as a result of the sales mix of products within the Roadway Sensors segment, due to the increased sales of third party products, which generally yield lower gross margins than Roadway Sensors core products.  Although sales of third party products yield lower gross margins, we expect the third party business to continue contributing income from its operations to the overall Roadway Sensors segment.

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

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$4,020	22.9%	$3,172	19.1%	$848	26.7%
Facilities, insurance and supplies	615	3.5	652	3.9	(37)	(5.7)
Travel and conferences	449	2.6	373	2.3	76	20.4
Professional and outside services	639	3.6	342	2.1	297	86.8
Other	11	0.2	93	0.6	(82)	(88.2)
Selling, general and administrative	$5,734	32.8%	$4,632	28.0%	$1,102	23.8%

	Nine Months Ended		Nine Months Ended
	December 31, 2014		December 31, 2013
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$11,118	20.5%	$9,619	19.0%	$1,499	15.6%
Facilities, insurance and supplies	1,903	3.5	2,054	4.0	(151)	(7.4)
Travel and conferences	1,248	2.3	1,161	2.3	87	7.5
Professional and outside services	3,117	5.8	1,297	2.6	1,820	140.3
Other	256	0.4	397	0.8	(141)	(35.5)
Selling, general and administrative	$17,642	32.5%	$14,528	28.7%	$3,114	21.4%

The overall increase in selling, general and administrative expense for the three months ended December 31, 2014, as compared to the corresponding period in the prior year, was primarily due to planned investments in iPerform sales and marketing costs, including increased headcount which resulted in higher salary and personnel-related costs and travel. The overall increase was also attributable to professional services related to the quarterly reviews and outside legal services.

The overall increase in selling, general and administrative expense for the nine months ended December 31, 2014, as compared to the corresponding periods in the prior year, was primarily due to an increase in audit fees incurred in connection with the audit of our Fiscal 2014 financial statements. As previously disclosed, the Company delayed its Fiscal 2014 earnings release and our Annual Report on Form 10-K for the year ended March 31, 2014 until September 3, 2014, due to additional procedures performed by its auditors related to contract revenue testing. As a result of these additional procedures and related delays, we incurred an increase of approximately $1,020,000 in audit fees during the first and second quarters of Fiscal 2015. In addition, we incurred approximately $500,000 of outside professional consulting costs to assist with the completion of the Fiscal 2014 annual audit. We are in process of strengthening our internal controls to mitigate the root cause of the incremental audit work, and we expect these costs to decline for future annual audits and quarterly reviews.  However, we expect that we will have additional recurring costs in future periods for improvements to our internal controls and the related augmentation of resources.  Selling, general and administrative expenses also increased due to planned investments in iPerform sales and marketing costs, including increased headcount which resulted in higher salary and personnel-related costs and travel.

Research and Development Expense.  The following table presents research and development expense for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$641	3.7%	$696	4.2%	$(55)	(7.9)%
Facilities, development and supplies	371	2.1	309	1.9	62	20.1
Other	606	3.4	80	0.5	526	657.5
Research and development	$1,618	9.2%	$1,085	6.6%	$533	49.1%

	Nine Months Ended		Nine Months Ended
	December 31, 2014		December 31, 2013
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,902	3.5%	$1,660	3.4%	$242	14.6%
Facilities, development and supplies	1,112	2.1	882	1.7	230	26.1
Other	970	1.8	276	0.5	694	251.4
Research and development	$3,984	7.4%	$2,818	5.6%	$1,166	41.4%

Research and development expense for the three and nine months ended December 31, 2014 increased approximately 49.1% and 41.4%, respectively, compared to the corresponding periods in the prior year, primarily due to the planned expenditures for software development in the iPerform Segment.  Approximately $500,000 of the increase included in the other category consists of third party outside services to assist with those software developments. The increase in research and development was also attributable to additional salary and personnel costs related in the iPerform segment. In addition, we have submitted several patent applications during the third quarter of Fiscal 2015 and we expect to continue investing in securing intellectual property rights going forward.

The iPerform segment continued to invest in the development of ClearAg, ClearPath Weather, and enhancements to its traffic analytics product iPeMS. ClearAg application programming interfaces (“APIs”) include historical, real-time and forecast weather content and soil and plant health information. Continued development and enhancements of the ClearAg APIs will incorporate real-time weather and other useful crop growing information, to provide solutions in the precision agriculture technology markets. The continued enhancements to the iPeMS traffic analytics product should allow customers to seamlessly ingest traffic data from leading data providers, providing “plug-and-play” data capabilities and reduce the need for custom integration. Going forward, iPerform expects to continue to enhance the ClearAg, ClearPath Weather and iPeMS solutions, which we expect will require additional investments.

Fair Value of Contingent Acquisition Consideration.  During the three and nine months ended December 31, 2014, we recorded a net increase of approximately $1,000 and $9,000, respectively, and during the three and nine months ended December 31, 2013, we recorded a net increase of approximately $5,000 and $21,000, respectively, to operating expenses in the unaudited consolidated statement of operations for the change in estimated fair value of contingent consideration related to our acquisitions of MET and BTS. The adjustments in the three months ended December 31, 2014 related to the amount of certain future deferred payments to BTS. The adjustments in the three and nine months ended December 31, 2013 resulted primarily from revisions to our estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments. As of December 31, 2014, the Company had no remaining contingent acquisition payment obligations.

Income Taxes.  The following tables present our provision for income taxes for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,			%
	2014	2013	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$441	$(86)	$527	(613)%
Effective tax rate	(74.1)%	27.4%

	Nine Months Ended
	December 31,		(Increase)%
	2014	2013	Decrease	Change
	(In thousands, except percentages)
Benefit (provision) for income taxes	$562	$(667)	$1,229	(184)%
Effective tax rate	(55.3)%	33.6%

Our effective tax rates in the three and nine months ended December 31, 2014 differed from the rates for the corresponding periods in the prior year primarily due to the impact of certain federal and state tax credits, and in particular, the extension of the federal R&D credit provisions to December 31, 2014, which was enacted during the third quarter of Fiscal 2015. In the prior year periods, tax credits had the effect of reducing tax expense and the effective tax rate, while in the current year periods they had the effect of increasing the tax benefit from our pretax losses, and thereby increasing the effective tax rate. We recognized a tax benefit of $134,000 during the three and nine months ended December 31, 2014 as a result of the extension of the federal R&D credit provisions, which was partially offset by unfavorable impacts from permanent non-deductible tax items, including share-based payments, and other permanent differences.

On an interim basis, we estimate what our anticipated annual effective tax rate will be, while also separately considering applicable discrete and other non-recurring items, and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimates based on actual events and financial results during the year. This process can result in significant changes to our expected effective tax rate. When this occurs, we adjust our income tax provision during the quarter in which our estimates are refined so that the year-to-date provision reflects the expected annual effective tax rate. These changes, along with adjustments to our deferred taxes, among others, may create fluctuations in our overall effective tax rate from quarter to quarter. As of December 31, 2014 and March 31, 2014, we recorded a valuation allowance against certain of our state net operating losses in the amount of $373,000.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and the availability of borrowings on a line of credit facility to fund our operations, which we believe should be sufficient to fund our operations for at least the next twelve months, however, we are currently negotiating the terms of our line of credit to extend our line of credit beyond the current expiration date of March 1, 2015. In addition, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution, and any equity securities that may be issued may have rights senior to our existing stockholders.

At December 31, 2014, we had $30.7 million in working capital, which included $21.1 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2014, which included $20.4 million in cash and cash equivalents and reflected no borrowings on our line of credit. Included in prepaid expenses and other current assets at December 31, 2014 and March 31, 2014 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. We expect such cash collateral restrictions to remain in place through calendar year 2015. Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of cash and cash equivalents.

The following table summarizes our cash flows for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,350	$2,351
Investing activities	(759)	(657)
Financing activities	(929)	(844)

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2014 was primarily the result of our net loss of $304,000 adjusted by approximately $483,000 in non-cash items for deferred income taxes, depreciation, amortization, stock-based compensation expense, gain on sale of discontinued operations and adjustments to deferred tax assets. This was increased by approximately $2,151,000 provided by working capital, consisting of approximately $2,675,000 from accounts receivable and net costs and estimated earnings in excess of billings, offset by a decrease of approximately $524,000 for inventories, prepaid expenses and other assets, and accounts payable and accrued expenses.

Cash provided by our operations for the nine months ended December 31, 2013 was primarily the result of our net income of approximately $1,359,000 and approximately $2,033,000 in non-cash items for depreciation, amortization, stock-based compensation expense, gain on sale of discontinued operations and adjustments to deferred tax assets. This was offset by approximately $1,062,000 used in working capital, consisting of approximately $656,000 from accounts receivable and net costs and estimated earnings in excess of billings and approximately $1,718,000 for inventories and accounts payable and accrued activities.

Investing Activities.  Net cash used in our investing activities during the nine months ended December 31, 2014 consisted of approximately $858,000 for purchases of property and equipment, which was partially offset by approximately $99,000 in proceeds from the sale of the Vehicle Sensors segment.

Cash used in our investing activities during the nine months ended December 31, 2013 consisted of approximately $356,000 for purchases of property and equipment and approximately $301,000 used for the development of software and data acquisitions in the iPerform segment.

Financing Activities.  Net cash used in financing activities during the nine months ended December 31, 2014 was primarily the result of approximately $606,000 in cash used to repurchase shares of our common stock pursuant to our stock repurchase program and approximately $336,000 used to make the final deferred payment for a prior business combination.

Net cash used in financing activities during the nine months ended December 31, 2013 was primarily the result of approximately $659,000 in cash used for a deferred payment for a prior business combination and approximately $339,000 in cash used to repurchase shares of our common stock.  This was partially offset by our receipt of proceeds of $185,000 from stock option exercises in the nine month period ended December 31, 2013.

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

In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. In September 2014, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to December 1, 2014. In November 2014, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to March 1, 2015. Interest on borrowed amounts under the revolving line of credit are payable monthly at a rate equal to the current stated prime rate (3.25% at December 31, 2014) up to the current stated prime rate plus 0.25%, depending on aggregate deposit balances maintained at the bank in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.25% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain early termination fees and is secured by substantially all of our assets.

As of December 31, 2014 and March 31, 2014, no amounts were outstanding under the revolving line of credit.  Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants.

In connection with our credit facility and loan agreement with CB&T, we are also required to comply with certain quarterly financial covenants. These include achieving ratios for working capital and debt service, as well as maintaining a level of profitability, all of which are further defined in the agreement. As of December 31, 2014, we were not in compliance with all such financial covenants and we obtained a waiver of compliance on certain covenants from CB&T, effective through March 1, 2015. If we were to continue to be in violation of certain covenants under this agreement, our lender could choose to exercise its remedies, which could include accelerating payment on all outstanding loan balances, if any, and pursuing its security interest in our assets, refusing to allow borrowings on the line of credit, and not renewing the line of credit or extending the expiration date. In such an event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at December 31, 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, because of a material weakness in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2014 to ensure that information that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This evaluation is based on similar findings as discussed in detail in Item 9A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Annual Report”).

Changes in Internal Controls

In order to improve and to maintain the effectiveness of our internal controls over financial reporting and disclosure controls and procedures, we are in process of remediating of the material weakness identified in our Annual Report, including our hiring of a Director of Revenue Recognition during the third quarter of Fiscal 2015, and implementing processes and controls to evaluate multiple-element arrangements to ensure revenue is recognized and accounted for in accordance with GAAP. We are currently in process of testing and evaluating the operating effectiveness of our internal control changes. Except as discussed above, during the fiscal quarter covered by this report, there has been no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We recently entered into the software development market and may be subject to additional challenges and additional costs and delays. We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Certain of our new products could contain undetected design faults and software errors or “bugs” when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position. We cannot assure you that our customer base will broadly accept any of our new products, product enhancements or software related offerings such as iPeMS, ClearPath Weather and ClearAg. In addition, the software development industry can frequently experience litigation concerning intellectual property disputes, which could be costly and distract our management.

If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected. We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products, including the iPeMS software, ClearPath Weather, ClearAg or any enhancements to our existing products on a timely basis, or at all. The introduction of any new iPerform products and services could have longer than anticipated sales cycles, which could adversely impact our operating results. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. On October 24, 2014, Wavetronix LLC filed a lawsuit against us in the United States District Court for the Western District of Texas alleging patent infringement relating to our Vantage Vector product and seeking unspecified compensatory and treble damages, attorney fees and a permanent injunction. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Our recent expansion into software development activities may subject us to increased possibility of litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management’s attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

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

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis. For the nine months ended December 31, 2014, we had a net loss of $304,000 and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company’s segments to fund investments in sales and marketing and research and development initiatives.  We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Our international business operations may be threatened by many factors that are outside of our control. While we historically have had limited international sales, revenues and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We plan to expand our international efforts in the future with respect to all of our segments, and in particular, plan to expand our distribution channels in Latin American and the Middle East. We cannot assure you that we will be successful in our expansion efforts. International operations subject us to various inherent risks including, among others:

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

The trading price of our common stock is highly volatile. The trading price of our common stock has been subject to wide fluctuations in the past. From April 2012 through January 2015, our common stock has traded at prices as low as $1.25 per share and as high as $2.50 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

From inception of the original program in August 2011 through December 31, 2014, we repurchased approximately 2,623,000 shares of our common stock for approximately $4.2 million at an average purchase price per share of $1.57. The table below details our common stock repurchases during the three months ended December 31, 2014.  All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2014	7,106	$1.72	7,106
November 1-30, 2014	—		—
December 1-31, 2014	—		—
Total	7,106		7,106	$3,141,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

10.1	Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on November 24, 2014

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2015	ITERIS, INC.
(Registrant)

	By	/S/ ABBAS MOHADDES
Abbas Mohaddes
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ CRAIG A. CHRISTENSEN
Craig A. Christensen
Chief Financial Officer (Interim)
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located

10.1	Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on November 24, 2014

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith