Form 10-K
period 2015-03-31
ITERIS, INC.
filed 2015-06-18
CIK 350868

Use these links to rapidly review the document

PART IV
Iteris, Inc. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2014 was approximately $40,747,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 8, 2015, there were 32,411,170 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2015.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2015

        Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries. Abacus®, ClearAg™, ClearPath™, ClearPath Weather™, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, IterisPeMS™, P10™, P100™, Pico™, RZ-4™, SmartCycle®, SmartSpan®, Vantage®, VantageNext™, Vantage Vector®, VantageView™, Velocity™, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

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

 PART I

ITEM 1.    BUSINESS

Overview

        We are a leading provider of information solutions for the intelligent traffic systems ("ITS") and the precision agriculture ("PA") markets. In the ITS market, we are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and analytics, and that improve the efficiency and safety of surface transportation systems infrastructure. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion and enhance the adoption of advanced ITS solutions that are required for the deployment of connected and autonomous vehicles. In the PA market, we have combined our unique intellectual property with enhanced soil, land surface, and agronomy modeling techniques utilizing our extensible EMPower hybrid computing architecture to create a set of ClearAg™ solutions that provide analytical support to large enterprises in the agriculture market and field-specific advisories to individual producers.

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

Products and Services

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics (formerly known as iPerform). The Roadway Sensors segment includes, among other products, our Vantage, Vantage Vector, VantageView, SmartCycle and vehicle detection systems for traffic intersection control, incident detection and certain highway traffic data collection applications. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. The Performance Analytics segment includes ClearAg, our precision agriculture solution that provides access to a comprehensive database of weather, soil and agronomic information, which is essential to making informed agricultural decisions; iPeMS, our transportation performance measurement solution, which provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources; and ClearPath Weather, our road-maintenance application, which provides maintenance and treatment recommendation for road networks. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

  Roadway Sensors

        Our Roadway Sensors segment product line uses advanced image processing technology to capture and analyze video images through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies.

  •
  Our Vantage video detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Vantage video detection systems typically include up to four of our RZ-4 advanced cameras and an EdgeConnect processor. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. Our VantageView software complements our Vantage video detection systems by providing an integrated platform to manage video detection assets remotely over a network connection.

  •
  Our Vantage Vector video/radar hybrid product is an all-in-one vehicle detection sensor with a wide range of capabilities, including stop bar detection, advanced-zone detection and sensing, which enable advanced safety and adaptive control applications. It includes all the proven benefits of Iteris video detection, including high accuracy, high availability remote viewing of video images, bicycle detection capability and high precision for dilemma zone detection, by integrating the video field-of-view with radar sensing. Enhanced information, including vehicle counts, speed and distance in user configurable zones that is available for use in special applications.

  •
  Our Vantage systems equipped with SmartCycle capability can effectively differentiate between bicycles and other vehicles with a single video detection camera, enabling more efficient signalized intersections and improved traffic throughput. Agencies using bicycle timing can now benefit from bicycle-specific virtual detection zones that can be placed anywhere within the approaching traffic lanes, eliminating the need for separate bicycle-only detection systems.

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

        We have historically experienced seasonality, particularly with respect to our Roadway Sensors revenues in our third and fourth fiscal quarters, due to reductions in road construction and repairs during the winter months related to inclement weather conditions.

  Transportation Systems

        Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design and implementation of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.

        Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. The current federal highway bill, which provides federal funding for highway, transit, safety and related transportation programs, was due to expire at the end of September, 2014. The President signed a federal highway funding bill that kept the federal highway bill operational until May 2015, and the House of Representatives recently approved a two-month extension to maintain funding for the federal highway bill through July 31, 2015. We expect the extension and proposed federal highway bill to encourage government agencies to continue incorporating ITS technologies in transportation infrastructure projects. In addition, various other funding mechanisms exist to support transportation infrastructure and related projects as regulatory deadlines approach, which require these technologies. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. We believe the overall expansion of our Transportation Systems segment in the future will at least in part be dependent on the federal government's use of funds under the federal highway bill. Delays in the release of funding may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets. We believe that prolonged uncertainty regarding such matters has adversely impacted in the past, and may continue to adversely impact in the future, our Transportation Systems revenues and our overall financial performance in future periods.

  Performance Analytics (formerly known as iPerform)

        Our Performance Analytics segment, formed during the first quarter of our fiscal year ended March 31, 2013 ("Fiscal 2013"), includes our performance measurement and information management solutions, including all of the operations of Berkeley Transportation Systems, Inc. ("BTS"), which we acquired in November 2011. BTS specialized in transportation performance measurement. The BTS performance measurement system leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. During the fiscal year ended March 31, 2012 ("Fiscal 2012"), we began the development of iPeMS (formerly, IterisPeMS). iPeMS is a state-of-the-art information management software suite that utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

        The Performance Analytics segment also includes the operations of Meridian Environmental Technology, Inc. ("MET"), which we acquired in January 2011. MET specializes in 511/Advanced Traveler Information Systems, as well as ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. With the addition of MET, we have experienced seasonality particularly related to certain ClearPath Weather services in our first and second fiscal quarters, mainly because ClearPath Weather services are generally not required in the summer months when weather conditions are typically less severe. Our Performance Analytics is a market leader in performance management solutions for federal and state organizations. We intend to use our strong brand and deep experience in the traffic management market, as well as our market-specific intellectual property, to expand our leadership in data aggregation and analytics.

        Beginning in late 2013, Iteris undertook a focused development activity to supplement its intellectual property, technology base and product suites to provide products and services for the emerging precision agriculture ("PA") market. This activity included market research into the needs of the PA market, scientific modeling and forecasting development, computing infrastructure development to support both the required big data acquisition and processing and the distributed delivery vehicles required to service the commercial PA market as well as the development of several products specifically intended for the PA market. Iteris refers to is products for the PA market generically as its ClearAg solutions. ClearAg, solutions provide access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions. ClearAg application programming interfaces ("APIs") include historical, real-time and forecast weather content, soil and plant health information, as well as real-time weather and other useful crop growing information, to provide solutions in the precision agriculture technology markets. We expect positive market acceptance of our ClearAg solutions to continue in upcoming quarters. We plan to continue to fund these investments through internally generated cash flow from our Roadway Sensors and Transportation Systems operating segments, as well as revenues from our Performance Analytics segment and our available cash if necessary.

Sales, Marketing and Principal Customers

        We sell our Roadway Sensors products through direct and indirect sales channels. In the territories where we sell direct, we use a combination of our own sales personnel and an outside sales organizations to sell, oversee installations and set-up issues and support our products. Our indirect sales channel is comprised of a network of independent distributors in the U.S. and select international locations, who sell integrated systems and related products to the traffic management market. Our independent distributors are trained in, and primarily responsible for, sales, installation, set-up and support of our products, maintain an inventory of demonstration traffic products from various manufacturers and sell directly to government agencies and installation contractors. These distributors often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of high-quality ITS products to the traffic management market. We periodically hold technical training classes for our distributors and end users and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our distributor network to accommodate the needs of the market and our customer base.

        We market and sell our Transportation Systems services and solutions and Performance Analytics solutions directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and municipal customers and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

        We market and sell our ClearAg products to commercial entities in the PA market. We currently have two primary product sets which we are marketing for PA; our ClearAg API integration and modeling services and our ClearAg Apps. Our ClearAg APIs are intended for large enterprises in the agriculture market that can benefit from the value of a tight integration of their processes with the ClearAg modeling and forecasting engine; our ClearAg App was introduced in May 2015 and is intended for individual agriculture producers that can benefit from advisories based upon the ClearAg platform that are tailored for their specific locations of interest. We are dealing directly with customers interested in the ClearAg API products and, typically, through selling partners for those interested in the ClearAg App products.

        We currently have a diverse customer base, but a large portion of our revenues historically has been derived from sales to federal, state and local government agencies. For our fiscal year ended March 31, 2015 ("Fiscal 2015"), one individual customer represented approximately 10% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For the fiscal year ended March 31, 2014 ("Fiscal 2014"), one individual customer represented approximately 11% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report for additional information regarding our significant customers.

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

Customer Support and Services

        We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for each of Fiscal 2015, Fiscal 2014 and Fiscal 2013. We believe customer support is a key competitive factor.

        Our ClearAg products are primarily sold as annual subscription services with recurring monthly revenue. As an element of these services, we maintain a full-time support and customer service activity for our ClearAg products.

Backlog

        Our total backlog of unfulfilled firm orders was approximately $39.2 million as of March 31, 2015, which included $29.6 million related to Transportation Systems. In the past three fiscal years, we have recognized approximately 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future for both Transportation Systems and Performance Analytics. Substantially the entire backlog for Roadway Sensors is expected to be recognized as revenue in Fiscal 2016. At March 31, 2014, we had backlog of approximately $35.6 million, which included $27.6 million related to Transportation Systems.

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

Product Development

        Our product development activities are conducted at our Performance Analytics facilities in Grand Forks, North Dakota and Berkeley, California, as well as at our principal facilities in Santa Ana, California. Our research and development costs and expenses were approximately $5.4 million for Fiscal 2015, $4.0 million for Fiscal 2014 and $3.1 million for Fiscal 2013. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.

        We believe our engineering and product development capabilities are a competitive strength. We strive to continue to develop new products to meet the needs of our ever-changing markets, as well as to enhance and refine our existing product lines. We plan to focus our development efforts on our ClearAg products for the PA market; however, since 2012, our Roadway Sensors segment has introduced our VantageNext, Vantage Vector, VersiCam and VersiCam wireless products, P10, P100, RZ-4 advanced camera and our RZ-4 advanced wide dynamic range camera, which significantly improve video detection performance in certain harsh lighting conditions, as well as upgrades to our Abacus and VantageView products. Additionally, during Fiscal 2012, we began development of our software based iPeMS performance measurement system, which continued through Fiscal 2014. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products are key components for strong organic growth and profitability.

Competition

        We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        The markets in which our Performance Analytics segment operates vary from the commercial sector customers for ClearAg solutions to public sector customers for iPeMS and ClearPath Weather products. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide weather-related data to that market such as Climate Corp (now a division of Monsanto) and John Deere as well as new entrants such as Granular and Conservis.

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

        The markets in which our Transportation Systems segment operate are highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced Transportation Systems include national corporations that generally offer expertise in traveler information, integration and transportation management. Our competitors in transportation engineering, planning and design include major regional firms, as well as many smaller local engineering firms.

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

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently hold seven U.S. patents, two U. S. allowed but not issued patents, five foreign patent applications, and 20 U. S. non-provisional patent applications. One U.S. patent, which expires in May 2019, is for general technology related to CMOS sensors. Two U.S. patents, which expire in 2029 and 2034, one foreign patent applications, and one U.S. non-provisional patent application relate specifically to our Roadway Sensors technology. Four U.S. patents, which expire in 2034 and 2035, two allowed but not issued U. S. patents, and 17 U.S. non-provisional patent applications relate specifically to our Performance Analytics technology. Two U. S. non-provisional patent applications relate to our Transportation Systems technology.

        In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. We do not have any material licenses or trademarks other than those relating to product names. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value, rapidly evolving technology makes our future success dependent largely upon our ability to successfully achieve continuing innovation.

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

Employees

        We refer to our employees as associates. As of March 31, 2015, we employed 257 full-time associates and 28 part-time associates, for a total of 285 associates. None of our associates are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our associates are good.

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

        The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues.    Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance. The current federal highway bill, which provides federal funding for highway, transit, safety and related transportation programs, was due to expire at the end of September 2014. The President signed an expansion of the federal highway funding bill to keep the current federal highway bill operational until May 2015, and the House approved a two-month extension to maintain funding for the Highway Trust Fund through July 31, 2015. While we expect the extension to resolve the current uncertainty in federal funding, our Transportation Systems revenues and overall financial performance in future periods could be negatively affected if funding concerns persist. Furthermore, despite the extension of the federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

        If we do not keep pace with rapid technological changes and evolving industry standards, we will not be able to remain competitive, and the demand for our products will likely decline.    Our markets are in general characterized by the following factors:

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

        If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected.    We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. We cannot guarantee the success of these products, and we may not be able to introduce any new products, including the iPeMS software, ClearPath Weather, ClearAg or any enhancements to our existing products on a timely basis, or at all. The introduction of any new Performance Analytics products and services could have longer than anticipated sales cycles, which could adversely impact our operating results. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

        We believe that we must continue to make substantial investments to support ongoing research and development in order to develop new or enhanced products and software to remain competitive. We need to continue to develop and introduce new products that incorporate the latest technological advancements in outdoor image processing hardware, software and camera technologies in response to evolving customer requirements. We cannot assure you that we will be able to adequately manage product transition issues. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements or if we cannot adequately manage inventory issues typically related to new product transitions and introductions. We cannot assure you that any such investments in research and development will lead to any corresponding increase in revenue.

        The markets in which we operate are highly competitive and have many more established competitors than we do, which could adversely affect our revenues or the market acceptance of our products.    We compete with numerous other companies in our target markets including, but not limited to, large, multinational corporations and many smaller regional engineering firms.

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

        The markets in which our Performance Analytics segment operates vary from public sector customers who focus on performance measurement systems to help measure and manage the effectiveness of their transportation systems to commercial sector customers who ingest and disseminate traffic and weather related data, information and analytics through various consumer outlets. Our competitors include divisions of large, multi-national corporations as well as a variety of small providers. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide traffic and/or weather related data to that market.

        In each of our operating segments, many of our competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products and services than we can. Consolidations of end users, distributors and manufacturers in our target markets exacerbate this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

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

        Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. We have in the past, and may in the future, be subject to litigation regarding our intellectual property rights. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party's intellectual property. Our recent expansion into software development activities may subject us to increased possibility of litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management's attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

        We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.    Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel, as well as a new Chief Executive Officer. The future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our Performance Analytics segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

        Our profitability could be adversely affected if we are not able to maintain adequate utilization of our Transportation Systems and Performance Analytics workforce.    The cost of providing our Transportation Systems and Performance Analytics engineering and consulting services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

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

        An inability to properly and fully utilize our Transportation Systems workforce could have an adverse effect on our results of operations.

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

        We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis.    For the year ended March 31, 2015, we had a net loss and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company's segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        Our use of the percentage of completion method of accounting for our Transportation Systems and Performance Analytics revenues could result in a reduction or reversal of previously recorded revenues and profits.    A portion of Transportation Systems and Performance Analytics revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

        If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.    Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. In connection with the audit of our consolidated financial statements for Fiscal 2014, we determined that we had significant deficiencies relating to our accounting for consulting services revenues that constituted a material weakness in our internal control over financial reporting, such that there was a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis, and that our internal control over financial reporting was not effective as of the end of Fiscal 2014.

        As of the end of Fiscal 2015, we remediated the foregoing material weakness in our internal control over financial reporting by hiring additional personnel and making improvements to or upgrades of our enterprise systems, process and procedures. Although we believe we have remediated the foregoing material weakness, we may in the future, experience one or more material weaknesses. In the event we experience further material weaknesses in our internal control over financial reporting, management's attention may also be diverted from other business concerns, which could have an adverse effect on our business, financial condition and results of operations. If we experience one or more material weaknesses in the future, our ability to report our financial condition and results of operations accurately and in a timely manner may be adversely affected and could adversely affect the market price of our common stock.

        As a smaller reporting company, for Fiscal 2015, we were exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

        Our international business operations may be threatened by many factors that are outside of our control.    While we historically have had limited international sales, revenues and operations experience, we began work on our first overseas contracts in the United Arab Emirates in the fiscal year ended March 31, 2010. We may further expand our international efforts, and in particular, plan to expand our distribution channels in Latin America. We cannot assure you that we will be successful in our expansion efforts. International operations subject us to various inherent risks including, among others:

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

        Any of the factors mentioned above may adversely affect our future international revenues and, consequently, affect our business, financial condition and operating results. Additionally, as we pursue the expansion of our international business, certain fixed and other overhead costs could outpace our revenues, thus adversely affecting our results of operations. We may likewise face local competitors in certain international markets who are more established, have greater economies of scale and stronger customer relationships. Furthermore, as we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and certain other parts of the world.

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

        The trading price of our common stock is highly volatile.    The trading price of our common stock has been subject to wide fluctuations in the past. From April 2012 through May 2015, our common stock has traded at prices as low as $1.25 per share and as high as $2.50 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

        The stock market has from time to time experienced volatility, which has often affected and may continue to affect the market prices of equity securities of many technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters and principal operations are housed in approximately 41,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California, pursuant to a lease which terminates in March 2022. For additional information regarding our lease obligations, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NYSE MKT under the symbol "ITI." The following table sets forth, for the periods indicated, the highest and lowest sales prices for our common stock as reported by NYSE MKT:

	High	Low
Fiscal 2015
Quarter Ended June 30, 2014	$2.11	$1.66
Quarter Ended September 30, 2014	2.23	1.48
Quarter Ended December 31, 2014	2.00	1.58
Quarter Ended March 31, 2015	1.94	1.60
Fiscal 2014
Quarter Ended June 30, 2013	$1.84	$1.55
Quarter Ended September 30, 2013	1.85	1.70
Quarter Ended December 31, 2013	2.29	1.76
Quarter Ended March 31, 2014	2.50	1.92

        On June 8, 2015, the last reported sales price of our common stock on the NYSE MKT was $1.76. As of June 8, 2015, we had 378 holders of record of our common stock according to information furnished by our transfer agent.

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

Issuer Purchases of Equity Securities

        In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to our existing stock repurchase program, pursuant to which we may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

        From inception of the original stock repurchase program in August 2011 through March 31, 2015, we repurchased approximately 2,766,000 shares of our common stock for an aggregate repurchase price of approximately $4.4 million at an average purchase price of $1.59 per share. The table below details our common stock repurchases during the fiscal quarter ended March 31, 2015. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of March 31, 2015, there was approximately $2.9 million of remaining funds available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	—	$—	—
February 1 to February 28, 2015	—	—	—
March 1 to March 31, 2015	142,706	1.79	142,706

Total	142,706	$1.79	142,706	$2,883,911

ITEM 6.    SELECTED FINANCIAL DATA

        As a smaller reporting company, we are not required to make any disclosure pursuant to this Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this report and the "Risk Factors" section in Item 1A, as well as the other cautionary statements and risks described elsewhere in this report before deciding to purchase, hold or sell our common stock.

Overview

        General.    We are a leading provider of information solutions for the intelligent traffic systems ("ITS") and the precision agriculture ("PA") markets. In the ITS market, we are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and analytics, and that improve the efficiency and safety of surface transportation systems infrastructure. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion and enhance the adoption of advanced ITS solutions that are required for the deployment of connected and autonomous vehicles. In the PA market, we have combined our unique intellectual property with enhanced soil, land surface, and agronomy modeling techniques utilizing our extensible EMPower hybrid computing architecture to create a set of ClearAg™ solutions that provide analytical support to large enterprises in the agriculture market and field-specific advisories to individual producers.

        Acquisitions.    In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. ("BTS"), a privately-held company based in Berkeley, California which specialized in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended June 30, 2012, we entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and, as a result, we paid an additional $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of Fiscal 2013. This payment completed our obligation under the earn-out provisions of the purchase agreement. During the third quarter of the Fiscal 2014, we paid $250,000 pursuant to certain holdback provisions. Additionally, in the third quarter of Fiscal 2015, we paid the BTS shareholders approximately $336,000 pursuant to certain deferred payment provisions. This payment completed our obligations under the deferred payment provisions of the purchase agreement.

        In January 2011, we acquired all of the outstanding capital stock of Meridian Environmental Technology, Inc. ("MET") for an initial cash payment of approximately $1.6 million. MET specialized in 511/Advanced Traveler Information Systems and also offers ClearPath Weather management tools, which we formerly referred to as our Maintenance Decision Support System or MDSS. ClearPath Weather management tools and weather forecasting capabilities allow users to create solutions to meet roadway maintenance decision needs. We also agreed to pay up to $1.0 million to the former MET shareholders on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2.0 million under a 24-month earn-out provision.

        In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions, which ended on June 30, 2011 and 2012, respectively. The second deferred payment of $1.0 million was due in the fourth quarter of Fiscal 2013. As a result of certain offsets and deductions, we paid approximately $409,000 to the MET shareholders in the second quarter of Fiscal 2014, which payment completed our obligations under the deferred payment provisions of the purchase agreement.

        Refer to Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on these acquisitions.

        Sale of Vehicle Sensors.    On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our former Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the "Asset Sale"). Upon the closing, Bendix paid us $14.0 million in cash, subject to a $2.0 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at the closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the release of the holdback. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through June 30, 2017. As of March 31, 2015, we received approximately $1.2 million in connection with such royalty-related earn-out provisions, resulting in a total payment of $14.9 million in cash from the Asset Sale. We also had approximately $180,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2015.

        As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of our former Vehicle Sensors segment through the closing of the Asset Sale have been reclassified as a discontinued operation for all periods presented in this report. Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion regarding the Asset Sale.

        Business Segments.    Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics.

  Roadway Sensors

        The Roadway Sensors segment provides vehicle detection and information systems, which includes hardware and software products for multiple segments of the ITS market. These systems are used for traffic intersection control, incident detection and certain roadway traffic data collection applications. Our Roadway Sensors products include, among other things, our Vantage, VantageNext, VersiCam, Vantage Vector, Vantage View, SmartCycle, SmartSpan, Velocity, P10, P100 and Abacus products.

  Transportation Systems

        The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2013, this segment included the operations of MET, which specializes in 511/Advanced Traveler Information Systems and offers predictive weather and ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and ClearPath Weather services were reassigned to the Performance Analytics segment to better align our predictive weather and traffic capabilities, resources and initiatives.

  Performance Analytics (formerly known as our iPerform segment)

        The Performance Analytics segment includes our performance measurement and information management solution iPeMS, which is a specialized transportation performance measurement and traffic analytics solution, as well as ClearPath Weather and ClearAg solutions and other operations reassigned from Transportation Systems segment on April 1, 2013. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. Our ClearPath Weather management tools and weather forecasting capabilities provide maintenance and treatment recommendation for road networks, and ClearAg, our precision agriculture solution, provides a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions.

        Business Outlook.    Given the current ongoing uncertainties regarding global economic conditions, as well as the macroeconomic dynamics in the U.S., we continue to remain cautious about our overall business. We believe the recent economic slowdown, as well as the reduction and delay in government funding for transportation infrastructure projects and initiatives, may adversely impact our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by delays in the passage of a new federal highway bill (or additional extensions of the existing bill) and budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and in addition to funds available through the federal highway bill, there exist various other funding mechanisms that support transportation infrastructure and related projects. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. Furthermore, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearAg precision agriculture solutions, and we expect positive market acceptance to continue in upcoming quarters.

Critical Accounting Policies and Estimates

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our consolidated financial statements included herein, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, the valuation of contingent acquisition consideration, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    Product revenues and related costs of sales are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery under the terms of the arrangement has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the receivable is reasonably assured. These criteria are typically met at the time of product shipment, but in certain circumstances, may not be met until receipt or acceptance by the customer. Accordingly, at the date revenue is recognized, the significant obligations or uncertainties concerning the sale have been resolved.

        Transportation Systems and Performance Analytics revenues are derived primarily from long-term contracts. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized and amounts are earned as services are performed, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost-plus fixed fee, time-and-materials contracts or subscription services. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

        Accounts Receivable.    The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. We record an allowance for doubtful accounts for specific receivables deemed to be at risk for collection, as well as a general allowance based on our historical collections experience. Considerable judgment is required in assessing and estimating the ultimate realization of trade receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required that could adversely affect our operating results.

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

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In Fiscal 2012, we early adopted the provisions issued by the Financial Accounting Standards Board ("FASB") that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. As part of our annual assessment, management determines the most appropriate and efficient method to assess goodwill for impairment, which could include either the simplified testing approach or the two-step goodwill test described above.

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

        Warranty.    We generally provide a one to three year warranty from the original invoice date on our products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying consolidated balance sheets. Should our actual experience of warranty returns be higher than anticipated, additional warranty reserves may be required, which would adversely affect our product gross margins and our operating results.

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

        Stock-Based Compensation.    We record stock-based compensation in the statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability of the awards. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Recent Accounting Pronouncements

        Refer to Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a discussion of recent accounting pronouncements.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2015	2014	2013
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	61.0	61.9	62.3

Gross profit	39.0%	38.1%	37.7%
Operating expenses:
Selling, general and administrative	33.8	28.3	29.3
Research and development	7.5	5.9	5.0
Amortization of intangible assets	0.6	0.9	1.0
Change in fair value of contingent consideration	0.0	0.0	(0.3)

Total operating expenses	41.9	35.1	35.0

Operating (loss) income	(2.9)	3.0	2.7
Non-operating income (expense):
Other (expense) income, net	(0.0)	—	0.0
Interest income (expense), net	0.0	—	(0.0)

(Loss) income from continuing operations before income taxes	(2.9)	3.0	2.7
Benefit (provision) for income taxes	1.1	(1.0)	(1.2)

(Loss) income from continuing operations	(1.8)	2.0	1.5
Gain on sale of discontinued operation, net of tax	0.3	0.1	2.4

Net (loss) income	(1.5)%	2.1%	3.9%

Analysis of Fiscal 2015, Fiscal 2014 and Fiscal 2013 Results of Operations

        Total Revenues.    Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Performance Analytics segments. The following tables present details of total revenues for Fiscal 2015 compared to Fiscal 2014, and Fiscal 2014 compared to Fiscal 2013:

	Year Ended March 31,
				% Change
	2015	2014	Increase
	(In thousands, except percentages)
Total revenues	$72,251	$68,228	$4,023	5.9%

	Year Ended March 31,
				% Change
	2014	2013	Increase
	(in thousands, except percentages)
Total revenues	$68,228	$61,685	$6,543	10.6%

        Total revenues for Fiscal 2015 increased approximately 5.9% to $72.3 million, compared to $68.2 million in Fiscal 2014, due primarily to an increase of approximately 15% in Roadway Sensors revenues. The increase in revenues was partially offset by decreases of approximately 1% in Transportation Systems revenues and approximately 6% in Performance Analytics revenues in Fiscal 2015.

        Total revenues for Fiscal 2014 increased approximately 10.6% to $68.2 million, compared to $61.7 million in Fiscal 2013, due primarily to an increase of approximately 22% in Roadway Sensors revenues, approximately 2% in Transportation Systems revenues and approximately 5% in Performance Analytics revenues in Fiscal 2014.

        Roadway Sensors revenues in Fiscal 2015 increased approximately 15% compared to Fiscal 2014, primarily due to the success of various growth initiatives, including increases in our distribution of certain third party products for the traffic intersection market, including traffic controllers, traffic cabinets and related equipment, and to a lesser extent, due to increases in unit sales of our existing products. Revenue generated through the distribution of certain third party products was approximately $5.0 million and approximately $2.0 million for Fiscal years 2015 and 2014, respectively. We believe these third party offerings can benefit sales of our core video detection products by providing a more comprehensive suite of solutions to our customers. Roadway Sensors revenues in Fiscal 2014 increased approximately 22% compared to Fiscal 2013, primarily due to higher international sales and increases in unit sales of certain third party products. Going forward, we plan to focus on our core domestic intersection market and refine and deliver products that address the needs of this market, namely our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to continue focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 (formerly known as our Pico products) products.

        Transportation Systems revenues in Fiscal 2015 decreased approximately 1% compared to Fiscal 2014, primarily as a result of timing delays in starting certain new projects in our backlog, as well as a reduction in sub-consultant revenues. Transportation Systems revenues in Fiscal 2014 increased approximately 2% compared to Fiscal 2013, primarily as a result of backlog fulfillment on certain projects. Revenues from our Transportation Systems segment are primarily dependent upon the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues and related gross margins from period to period. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Any delays in the approval of a new federal highway bill could adversely impact our future revenues.

        Performance Analytics revenues in Fiscal 2015 decreased approximately 6% compared to Fiscal 2014, which was primarily due to delays in contract awards with certain public agencies and the timing of backlog fulfillment on certain projects. Performance Analytics revenues in Fiscal 2014 increased approximately 5% compared to Fiscal 2013, primarily attributable to additional contract awards with certain public agencies. Going forward, we plan to continue investing in this segment, particularly in research, development, sales and marketing of the ClearAg, ClearPath Weather and iPeMS performance measurement solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets, by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and application intellectual property. While revenue from ClearAg products was not significant, we expect to release general availability versions of a set of ClearAg products early in Fiscal 2016 and anticipate revenue from these products will contribute to overall Fiscal 2016 revenue.

        Gross Profit.    The following tables present details of our gross profit for Fiscal 2015 compared to Fiscal 2014, and Fiscal 2014 compared to Fiscal 2013:

	Year Ended March 31,
				% Change
	2015	2014	Increase
	(In thousands, except percentages)
Gross profit	$28,182	$25,974	$2,208	8.5%
Gross profit as a % of total revenues	39.0%	38.1%

	Year Ended March 31,
	2014	2013	Increase	% Change
	(in thousands, except percentages)
Gross profit	$25,974	$23,258	$2,716	11.7%
Gross profit as a % of total revenues	38.1%	37.7%

        Our total gross profit as a percentage of total revenues for Fiscal 2015 increased approximately 90 basis points compared to Fiscal 2014 primarily due as a result of our product and service mix. Revenues derived from our Roadway Sensors segment increased to approximately 50.3% of our total revenues in Fiscal 2015, compared to 46.6% in Fiscal 2014. Roadway Sensors revenues generally carry higher gross margins than Transportation Systems and Performance Analytics revenues. Therefore, the increase in Roadway Sensors revenues had a positive impact on our overall margin. The increase in gross profit as a percentage of total revenues was also attributable to an increase in Transportation Systems gross profit percentage, primarily due to timing of revenue recognition on certain projects and an increase in the percentage of revenue generated by internal labor compared to revenue generated by our sub-consultants, which typically generates lower profit margins.

        Our total gross profit as a percentage of total revenues for Fiscal 2014 increased approximately 40 basis points compared to Fiscal 2013 also primarily as a result of our product and service mix. Revenues derived from our Roadway Sensors segment increased to approximately 46.6% of our total revenues in Fiscal 2014 as compared to approximately 42.2% in Fiscal 2013.

        Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

        We recognize a portion of our Transportation Systems and Performance Analytics revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our internal workforce, which could cause fluctuations in our margins from period to period.

  Selling, General and Administrative Expense

        The following table presents selling, general and administrative expense for Fiscal 2015 and Fiscal 2014:

	Year Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$15,896	22.0%	$12,955	19.0%	$2,941	22.7%
Facilities, insurance and supplies	2,522	3.5	2,603	3.8	(81)	(3.1)
Travel and conferences	1,681	2.3	1,502	2.2	179	11.9
Professional and outside services	3,982	5.5	1,593	2.3	2,389	150.0
Other	344	0.5	616	0.9	(272)	(44.2)

Selling, general and administrative	$24,425	33.8%	$19,269	28.2%	$5,156	26.8

        The overall increase in selling, general and administrative expense for Fiscal 2015, as compared to Fiscal 2014, was primarily due to an increase in salary and personnel-related expenses and audit and consulting fees incurred in connection with the audit of our Fiscal 2014 financial statements. As previously disclosed, we delayed our Fiscal 2014 earnings release and the filing of our Annual Report on Form 10-K for the year ended March 31, 2014 with the SEC until September 3, 2014, which was primarily due to additional procedures performed by our auditors related to contract revenue testing. As a result of these additional procedures and related delays, we incurred an increase of approximately $940,000 in audit fees during the first and second quarters of Fiscal 2015. We also incurred an increase of approximately $175,000 in service fees for the review of our Fiscal 2015 quarters. In addition, we incurred approximately $770,000 of outside professional consulting costs to assist with the completion of the Fiscal 2014 annual audit and the Fiscal 2015 quarterly reviews. We have strengthened our internal controls to mitigate the need for the incremental audit work, and we expect these costs to decline for future annual audits and quarterly reviews. However, we expect additional recurring costs in future periods for the related augmentation of our internal accounting resources and improvements to our internal controls and procedures. The increase in selling, general and administrative expenses were also attributable to approximately $594,000 of severance costs for our previous CEO and approximately $383,000 for professional recruiting services costs incurred in connection with retaining a new CEO and CFO.

        Selling, general and administrative expenses also increased due to planned investments in Performance Analytics sales and marketing costs, consisting primarily of increased headcount which resulted in higher salary and personnel-related costs, recruiting and travel.

        The following table presents selling, general and administrative expense for Fiscal 2014 and 2013:

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

        The overall increase in selling, general and administrative expense for Fiscal 2014, as compared to Fiscal 2013, was primarily due to planned investments in Roadway Sensors and Performance Analytics sales and marketing, including increased headcount which resulted in higher salary and personnel-related costs and travel. The overall increase was also attributable to business travel, facility related costs, supplies and other miscellaneous expenses.

  Research and Development Expense

        The following table presents research and development expense for Fiscal 2015 and Fiscal 2014:

	Year Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$2,674	3.7%	$2,314	3.4%	$360	15.6%
Facilities, development and supplies	1,543	2.1	1,232	1.8	311	25.2
Other	1,179	1.6	483	0.7	696	144.1

Research and development	$5,396	7.5%	$4,029	5.9%	$1,367	33.9

        Research and development expense for Fiscal 2015 increased approximately 33.9% compared to Fiscal 2014, primarily due to the planned expenditures for software development in the Performance Analytics segment. The increase in research and development was also attributable to additional salary and personnel costs related in the Performance Analytics segment. In addition, we submitted several patent applications during the third and fourth quarters of Fiscal 2015, and we expect to continue investing in securing intellectual property rights going forward.

        In Fiscal 2015, we continued to invest in the Performance Analytics segment largely related to the development of ClearAg and ClearPath Weather solutions. ClearAg application programming interfaces include historical, real-time and forecast weather content, soil and plant health information, real-time weather and other useful crop growing information to provide solutions in the precision agriculture technology markets. We expect to release general availability versions of a set of ClearAg products early in Fiscal 2016. Going forward, we expect to continue investing in our Performance Analytics segment to enhance the ClearAg, ClearPath Weather and iPeMS solutions.

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

        Research and development expense for Fiscal 2014 increased approximately 31.2% compared to Fiscal 2013, primarily due to increased salary and personnel costs related to certain planned expenditures for software development in the Performance Analytics segment, including increased headcount, as well as investments in securing intellectual property rights.

  Impairment of Goodwill

        In Fiscal 2012, we adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. We performed annual impairment assessments of the carrying value of goodwill for Fiscal 2015, Fiscal 2014 and Fiscal 2013 in their fourth fiscal quarters, respectively. We determined it was more appropriate to perform quantitative first-step assessments in Fiscal 2015, Fiscal 2014 and Fiscal 2013 to estimate the fair value of our reporting units using both the income approach and market approach. Based on our assessments, we determined that no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

        Based on our goodwill impairment testing for Fiscal 2015, Fiscal 2014 and Fiscal 2013, we believe the carrying value of our goodwill was not impaired as of March 31, 2015, 2014 and 2013, as the estimated fair values of our reporting units exceeded their carrying values at the end of such fiscal years. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

  Interest Income (Expense), Net

        Net interest income was approximately $6,000 in Fiscal 2015. Net interest expense was approximately $0 and $6,000 in Fiscal 2014 and Fiscal 2013, respectively. The sequential decreases in net interest expense were primarily due to a continuous decrease in the overall level of borrowings on our term note. During the first quarter of Fiscal 2013, all principal and interest under the term note were paid in full. See "Liquidity and Capital Resources" below for additional details on our borrowings.

  Income Taxes

        The following table presents our provision for income taxes for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except percentages)
(Benefit) provision for income taxes	$(816)	$704	$716

Effective tax rate	39.0%	34.8%	43.9%

        The difference between the statutory and the effective tax rate is primarily attributable to state income taxes. Additionally, our effective tax rate for Fiscal 2015 was favorably impacted by the recognition of approximately $233,000 of tax credits in Fiscal 2015, partially offset by permanent non-deductible tax items, including share-based payments and other permanent differences amounting to approximately $156,000.

        Our effective tax rate for Fiscal 2014 was favorably impacted by the recognition of approximately $359,000 of tax credits, partially offset by permanent non-deductible tax items, including share-based payments and other permanent differences amounting to approximately $103,000, and by the recording of a valuation allowance against certain of our state net operating losses in the amount of $185,000, net of federal benefit.

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

        As of March 31, 2014, we recorded a valuation allowance against certain of our state net operating loss carryforwards, which we estimated were likely to not be realized within the applicable carryforward period in the amount of $373,000, net of federal tax benefit. As of March 31, 2015, the applicable state NOLs expired and, therefore, we reduced the related deferred tax asset and removed the associated valuation allowance. In making our determination as to the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

        As we update our estimates in future periods, adjustments to our deferred tax asset and valuation allowance may become necessary. We anticipate this should cause our future overall effective tax rate in any given period to fluctuate from prior effective tax rates and statutory tax rates. We utilize the liability method of accounting for income taxes. We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized.

        At March 31, 2015, we had approximately $18.5 million of federal net operating loss carryforwards and approximately $92,000 of state net operating loss carryforwards that begin to expire in 2022 and 2031, respectively. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will cause us to have future income tax payments that are substantially lower than the income tax liability calculated using statutory tax rates. Due to changes in stock ownership that occur in the open market, our federal net operating loss carryforwards and other federal attributes are subject to a Section 382 annual limitation.

Liquidity and Capital Resources

  Cash Flows

        We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations, our cash reserves and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders.

        At March 31, 2015, we had $30.9 million in working capital, which included $22.0 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2014, which included no borrowings on our line of credit and $20.4 million in cash and cash equivalents.

        The following table summarizes our cash flows for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Year Ended March 31,
	2015	2014	2013
		(In thousands)
Net cash provided by (used in):
Operating activities	$3,577	$3,274	$3,193
Investing activities	(844)	(779)	367
Financing activities	(1,186)	(759)	(3,583)

        Operating Activities.    Cash provided by our operations in Fiscal 2015 was primarily the result of approximately $4.6 million provided by improvements in our accounts receivables, net costs and estimated earnings in excess of billings, and accounts payable and accrued expenses. Cash provided by operations was also attributable to approximately $1.5 million of non-cash items for depreciation, amortization and stock-based compensation expense. This was offset by a decrease of approximately $0.5 million used in working capital for inventories.

        Our accounts receivable and net costs and estimated earnings in excess of billings decreased approximately $2.8 million, or 17.0%, during Fiscal 2015 mainly as a result of more timely collections of our outstanding receivables in Fiscal 2015. In the near future, our accounts receivable and net costs and estimated earnings in excess of billings accounts are likely to be determined based upon, among other factors, increases or decreases in revenues, the timing of collections of existing receivables and our ability to timely invoice our billings in excess of costs. We try to offset significant increases in accounts receivables through increased and focused collection efforts; however, we cannot assure you that our collection efforts will be successful.

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

        Our accounts receivable and net costs and estimated earnings in excess of billings increased approximately $0.9 million, or 4.9%, during Fiscal 2014 mainly as a result of an approximate 11.0% year-over-year increase in total revenues. In the near future, our accounts receivable and net costs and estimated earnings in excess of billings accounts are likely to be determined based upon, among other factors, increases or decreases in revenues, the timing of collections of existing receivables and our ability to timely invoice our billings in excess of costs. We try to offset significant increases in accounts receivables through increased and focused collection efforts; however, we cannot assure you that our collection efforts will be successful. The increase in accounts payable by approximately $502,000 at March 31, 2014 compared to March 31, 2013 was largely driven by the general timing of payments to vendors and sub-consultants.

        Investing Activities.    Cash used in our investing activities during Fiscal 2015 consisted of approximately $986,000 for purchases of property and equipment, primarily related to leasehold improvements on our headquarters facility, which was offset by approximately $142,000 in proceeds from the sale of the Vehicle Sensors segment. Cash used in our investing activities during Fiscal 2014 consisted of approximately $452,000 for purchases of property and equipment and approximately $301,000 used for the development of software and data acquisitions in the Performance Analytics segment. Cash provided by our investing activities for Fiscal 2013 primarily consisted of $1.4 million in proceeds from the sale of the Vehicle Sensors segment, approximately $815,000 for purchases of property and equipment, and approximately $190,000 for capitalized software related to iPeMS.

        Financing Activities.    Net cash used in financing activities during Fiscal 2015 was primarily the result of approximately $863,000 in cash used to repurchase shares of our common stock under our stock repurchase program and approximately $336,000 in cash used for the final deferred payment for the prior acquisition of BTS.

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

  Borrowings

        In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust ("CB&T"). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a 48-month term note in the original principal amount of $7.5 million. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and accrued interest under the term note in September 2012. The term note did not contain any early termination fees or prepayment penalties.

        In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. In September 2014, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to December 1, 2014. In November 2014, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to March 1, 2015. In February 2015, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2016 and modified certain financial and other covenants. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2015) plus 0.25%, depending on aggregate deposit balances maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

        As of March 31, 2015 and 2014, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of March 31, 2015 and 2014, we were in compliance with all such financial covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of certain covenants under this agreement, our lender could decline to extend further credit to us, or choose to accelerate payment on all outstanding loan balances, if any, and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off-Balance Sheet Arrangements

        Other than our operating leases, which are further described at Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not believe we have any other material off-balance sheet arrangements at March 31, 2015.

Seasonality

        We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. We have also experienced seasonality related to certain ClearPath Weather services, which adversely affects such sales in our first and second fiscal quarters mainly because these services are generally not required during spring and summer when weather conditions are comparatively milder.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to interest rate risk is limited to our line of credit, which bears interest equal to the prevailing prime rate (3.25% at March 31, 2015) plus 0.25%. We do not believe that a 10% increase in the interest rate on our line of credit would have a material impact on our financial position, operating results or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control.    In order to improve and to maintain the effectiveness of our internal controls over financial reporting and disclosure controls and procedures, we remediated the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Our remediation process began in our third quarter of Fiscal 2015 with our hiring of a Director of Revenue Recognition, and implementing processes and controls to evaluate revenues resulting from contracts, including multiple-element arrangements, to ensure revenue is recognized and accounted for in accordance with GAAP. Except as discussed above, during the fourth quarter of Fiscal 2015, there has been no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

        We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of March 31, 2015, our internal control over financial reporting was effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Such a report is not required pursuant to the rules of the SEC applicable to smaller reporting companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Identification of Directors.    The information under the caption "Election of Directors," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

        (b)    Identification of Executive Officers.    The information under the caption "Executive Compensation and Other Information—Executive Officers," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

        (c)    Compliance with Section 16(a) of the Exchange Act.    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

        (d)    Corporate Governance.    The information under the caption "Corporate Governance," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

        (e)    Audit Committee.    The information under the caption "Board Meetings and Committees—Audit Committee," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation and Other Information," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions "Equity Compensation Plans" and "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information under the captions "Corporate Governance—Director Independence" and "Certain Transactions," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information under the caption "Fees Paid to Independent Registered Public Accounting Firm," appearing in our proxy statement for the 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

        1.    Financial Statements.    The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

        2.    Exhibits.

        The exhibits listed on the accompanying Exhibit Index immediately following the financial statements are filed or furnished as part of, or hereby incorporated by reference into, this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 17, 2015	ITERIS, INC. (Registrant)
	By	/s/ KEVIN C. DALY Kevin C. Daly, Ph.D Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint Andrew C. Schmidt and Kevin C. Daly, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KEVIN C. DALY Kevin C. Daly, Ph.D	Director, President and Chief Executive Officer (principal executive officer)	June 17, 2015
/s/ ANDREW C. SCHMIDT Andrew C. Schmidt	Chief Financial Officer (principal financial and accounting officer)	June 17, 2015
/s/ GREGORY A. MINER Gregory A. Miner	Chairman of the Board	June 17, 2015
/s/ RICHARD CHAR Richard Char	Director	June 17, 2015

Signature	Title	Date

/s/ GERARD M. MOONEY Gerard M. Mooney	Director	June 17, 2015
/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	June 17, 2015
/s/ MIKEL WILLIAMS Mikel Williams	Director	June 17, 2015

Iteris, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Iteris, Inc.

        We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Irvine, California
June 17, 2015

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,961	$20,414
Trade accounts receivable, net of allowance for doubtful accounts of $314 and $532 at March 31, 2015 and March 31, 2014, respectively	11,206	12,349
Costs and estimated earnings in excess of billings on uncompleted contracts	4,266	5,813
Inventories	3,062	2,546
Deferred income taxes	2,680	1,429
Prepaid expenses and other current assets	1,338	1,275

Total current assets	44,513	43,826
Property and equipment, net	1,990	1,546
Deferred income taxes	5,610	6,112
Intangible assets, net	987	1,584
Goodwill	17,318	17,318
Other assets	214	221

Total assets	$70,632	$70,607

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$5,915	$5,913
Accrued payroll and related expenses	4,871	3,971
Accrued liabilities	1,320	1,643
Billings in excess of costs and estimated earnings on uncompleted contracts	1,549	1,391

Total current liabilities	13,655	12,918
Deferred rent	826	—
Unrecognized tax benefits	183	199

Total liabilities	14,664	13,117
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2015 and March 31, 2014
Issued and outstanding shares—32,411 at March 31, 2015 and 32,788 at March 31, 2014	3,242	3,280
Additional paid-in capital	135,572	135,986
Accumulated deficit	(82,846)	(81,776)

Total stockholders' equity	55,968	57,490

Total liabilities and stockholders' equity	$70,632	$70,607

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2015	2014	2013
Total revenues	$72,251	$68,228	$61,685
Cost of revenues	44,069	42,254	38,427

Gross profit	28,182	25,974	23,258
Operating expenses:
Selling, general and administrative	24,425	19,269	18,090
Research and development	5,396	4,029	3,071
Amortization of intangible assets	431	627	644
Change in fair value of contingent consideration	9	25	(181)

Total operating expenses	30,261	23,950	21,624

Operating (loss) income	(2,079)	2,024	1,634
Non-operating income (expense):
Other (expense) income, net	(20)	—	2
Interest income (expense), net	6	—	(6)

(Loss) income from continuing operations before income taxes	(2,093)	2,024	1,630
Benefit (provision) for income taxes	816	(704)	(716)

(Loss) income from continuing operations	(1,277)	1,320	914
Gain on sale of discontinued operation, net of tax	207	89	1,465

Net (loss) income	$(1,070)	$1,409	$2,379

(Loss) income per share from continuing operations—basic and diluted	$(0.04)	$0.04	$0.03

Gain per share from sale of discontinued operation—basic and diluted	$0.01	$0.00	$0.04

Net (loss) income per share—basic and diluted	$(0.03)	$0.04	$0.07

Shares used in basic per share calculations	32,595	32,665	33,491

Shares used in diluted per share calculations	32,595	32,847	33,609

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2012	33,909	$3,391	$137,645	$(85,564)	$55,472
Stock option exercises	190	20	232	—	252
Stock-based compensation	—	—	279	—	279
Issuance of shares pursuant to vesting of restricted stock units	51	5	(29)	—	(24)
Repurchases of common stock	(1,524)	(152)	(2,325)	—	(2,477)
Net income	—	—	—	2,379	2,379

Balance at March 31, 2013	32,626	3,264	135,802	(83,185)	55,881
Stock option exercises	299	29	241	—	270
Stock-based compensation	—	—	300	—	300
Issuance of shares pursuant to vesting of restricted stock units	59	6	(37)	—	(31)
Repurchases of common stock	(196)	(19)	(320)	—	(339)
Net income	—	—	—	1,409	1,409

Balance at March 31, 2014	32,788	3,280	135,986	(81,776)	57,490
Stock option exercises	24	2	31	—	33
Stock-based compensation	—	—	398	—	398
Issuance of shares pursuant to vesting of restricted stock units	72	7	(27)	—	(20)
Repurchases of common stock	(473)	(47)	(816)	—	(863)
Net loss	—	—	—	(1,070)	(1,070)

Balance at March 31, 2015	32,411	$3,242	$135,572	$(82,846)	$55,968

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities
Net (loss) income	$(1,070)	$1,409	$2,379
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(749)	710	1,414
Depreciation of property and equipment	525	768	901
Stock-based compensation	398	300	279
Amortization of intangible assets	597	733	644
Change in fair value of contingent consideration	9	25	(181)
Gain on sale of discontinued operation, net of tax	(207)	(89)	(1,465)
Loss on disposal of equipment	17	—	—
Loss on impairment of intangible asset	—	108	—
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	1,143	(1,403)	135
Net costs and estimated earnings in excess of billings	1,705	(34)	(570)
Inventories	(516)	(81)	(11)
Prepaid expenses and other assets	9	140	(793)
Accounts payable and accrued expenses	1,716	688	461

Net cash provided by operating activities	3,577	3,274	3,193
Cash flows from investing activities
Purchases of property and equipment	(986)	(452)	(815)
Capitalized software	—	(301)	(190)
Net proceeds from sale of business segment	142	(26)	1,372

Net cash (used in) provided by investing activities	(844)	(779)	367
Cash flows from financing activities
Payments on long-term debt	—	—	(634)
Deferred payment for prior business combination	(336)	(659)	(700)
Repurchases of common stock	(863)	(339)	(2,477)
Proceeds from stock option exercises	33	270	252
Issuance of common stock pursuant to restricted stock units	(20)	(31)	(24)

Net cash used in financing activities	(1,186)	(759)	(3,583)

Increase (decrease) in cash and cash equivalents	1,547	1,736	(23)
Cash and cash equivalents at beginning of period	20,414	18,678	18,701

Cash and cash equivalents at end of period	$21,961	$20,414	$18,678

Supplemental cash flow information:
Cash paid during the year for:
Interest	$30	$33	$45
Income taxes	141	128	339
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	7	6	5
Landlord contribution for tenant improvements	328	—	—

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Iteris, Inc. (referred to collectively with its subsidiaries in these consolidated financial statements as "Iteris," the "Company," "we," "our" and "us") is a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics, and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems ("ITS") solutions to customers throughout the U.S. and internationally. We are also making significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

        Our consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The results of continuing operations for all periods presented in the consolidated financial statements exclude the financial impact of a discontinued operation. See Note 3, "Sale of Vehicle Sensors," for further discussion related to the discontinued operation presentation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, fair value of our stock option awards used to calculate the stock-based compensation and other contingencies.

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

        Transportation Systems and Performance Analytics revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost-plus fixed fee or time-and-materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

        Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2015 and 2014 include approximately $1.0 million in each year, which were not billable because certain milestone objectives specified in the contracts had not been attained. The costs and estimated earnings in excess of billings at March 31, 2015 are expected to be billed and collected during the fiscal year ending March 31, 2016 ("Fiscal 2016").

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

        Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk.

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

Goodwill and Long-Lived Assets

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board ("FASB") that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We performed an annual impairment assessment of the carrying value of goodwill for each of the fiscal years ended March 31, 2015, 2014 and 2013. Based on these assessments, we determined that no impairment as of each of these dates was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. Indicators which could result in future impairment charges include, among others, changes in economic conditions, changes in competitive conditions and customer preferences. We monitor the indicators for goodwill impairment testing between annual tests.

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

Stock-Based Compensation

        We record stock-based compensation in the consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

Advertising Expenses

        Advertising costs are expensed in the period incurred and totaled $134,000, $168,000 and $165,000 in the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgment and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of our fiscal year ending March 31, 2018, using one of two retrospective application methods. The Company has not determined the potential effects on its consolidated financial statements of the adoption of ASU 2014-09.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation ("ASU 2014-12") to resolve diversity in accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not anticipate a significant impact on its consolidated financial statements upon adoption of ASU 2014-12.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern ("ASU 2014-15"), which requires a business entity to evaluate whether there is substantial doubt about the ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not anticipate a significant impact on its consolidated financial statements upon adoption of ASU 2014-15.

2. Supplementary Financial Information

Inventories

        The following table presents details regarding our inventories:

	March 31,
	2015	2014
	(In thousands)
Materials and supplies	$1,566	$1,320
Work in process	216	175
Finished goods	1,280	1,051

	$3,062	$2,546

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

2. Supplementary Financial Information (Continued)

Property and Equipment

        The following table presents details of our property and equipment:

	March 31,
	2015	2014
	(In thousands)
Equipment	$6,473	$6,541
Leasehold improvements	2,463	1,975
Accumulated depreciation	(6,946)	(6,970)

	$1,990	$1,546

        Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

        Depreciation expense was approximately $525,000 and $768,000 in the fiscal year ended March 31, 2015 ("Fiscal 2015") and the fiscal year ended March 31, 2014 ("Fiscal 2014"), respectively.

Intangible Assets

        The following table presents details regarding our intangible assets:

	March 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	$1,856	$(1,565)	$1,856	$(1,422)
Customer contracts / relationships	750	(497)	750	(371)
Trade names and non-compete agreements	1,110	(916)	1,110	(754)
Capitalized software development costs	498	(249)	498	(83)

Total	$4,214	$(3,227)	$4,214	$(2,630)

        Amortization expense for intangible assets subject to amortization was approximately $597,000 for Fiscal 2015, of which approximately $166,000 was recorded to cost of revenues and approximately $431,000 recorded to amortization expense in the consolidated statement of operations. Approximately $733,000 and $644,000 was recorded to amortization expense for Fiscal 2014 and Fiscal 2013, respectively.

        We capitalized $0 and approximately $172,000 for Fiscal 2015 and Fiscal 2014, respectively, of internal costs incurred in developing software products to be sold. These costs related to the internal development of our performance measurement software offerings.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

2. Supplementary Financial Information (Continued)

        Capitalized software development costs for the iPeMS platform began to be amortized in October 2013, resulting in approximately $166,000 and $106,000 recorded to cost of revenues in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2015 and 2014, respectively. We do not have any intangible assets with indefinite useful lives. As of March 31, 2015, the future estimated amortization expense of approximately $1.0 million is entirely associated with our Performance Analytics business segment, as follows:

Year Ending March 31,
(In thousands)
2016	$526
2017	365
2018	88
2019	8
2020	—
Thereafter	—

$987

        Refer to Note 4 for additional information regarding intangible assets acquired during the last three fiscal years.

Goodwill

        The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2013, Fiscal 2014 and Fiscal 2015:

	Roadway Sensors	Transportation Systems	Performance Analytics	Total
	(In thousands)
Balance—March 31, 2013
Goodwill	$8,214	$16,278	$796	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$8,308	$796	$17,318

Balance—March 31, 2014
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	8,214	6,936	2,168	17,318

Balance—March 31, 2015
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$6,936	$2,168	$17,318

        In Fiscal 2013, the Company established the Performance Analytics segment, which included the performance measurement and information management solutions, including all the operations of

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

2. Supplementary Financial Information (Continued)

Berkeley Transportation Systems, Inc. ("BTS"). As a result, the goodwill attributed to the BTS acquisition of approximately $796,000 was transferred to the newly created Performance Analytics segment.

        In the first quarter of Fiscal 2014, as part of an internal reorganization, the Company's ClearPath Weather operations (formerly, Maintenance Decision Support System or MDSS), historically included in the Transportation Systems segment, was reassigned to the Performance Analytics segment to better align the Company's predictive weather and traffic capabilities, resources, and initiatives. As a result, the goodwill attributed to the ClearPath Weather operations from the Meridian Environmental Technology, Inc. ("MET") acquisition of approximately $1.4 million was transferred to the Performance Analytics segment.

Warranty Reserve Activity

        The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of fiscal year	$184	$169	$231
Additions charged to cost of sales	134	179	139
Warranty claims	(137)	(164)	(201)

Balance at end of fiscal year	$181	$184	$169

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

2. Supplementary Financial Information (Continued)

Earnings Per Share

        The following table sets forth the computation of basic and diluted (loss) income from continuing operations per share:

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Numerator:
(Loss) Income from continuing operations	$(1,277)	$1,320	$914

Denominator:
Weighted average common shares used in basic computation	32,595	32,665	33,491
Dilutive stock options	—	111	60
Dilutive restricted stock units	—	70	56
Dilutive warrants	—	1	2

Weighted average common shares used in diluted computation	32,595	32,847	33,609

(Loss) income from continuing operations per share:
Basic	$(0.04)	$0.04	$0.03

Diluted	$(0.04)	$0.04	$0.03

        The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted (loss) income per share from continuing operations as their effect would have been anti- dilutive:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Stock options	2,252	854	1,049
Restricted stock units	198	—	—
Warrants	—	—	4

3. Sale of Vehicle Sensors

        On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the "Agreement") signed on July 25, 2011 (the "Asset Sale").

        Pursuant to the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14.0 million in cash, subject to a $2.0 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

3. Sale of Vehicle Sensors (Continued)

liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the release of the holdback. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix's projection for such revenue for the two years following the closing, each subject to certain reductions and limitations set forth in the Agreement. As of March 31, 2015, we received approximately $1.2 million in connection with royalty-related earn-outs provisions for a total of $14.9 million in cash from the Asset Sale. We also had approximately $180,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2015.

        Upon the closing of the Asset Sale and resolution of working capital adjustments (as described above), we recorded aggregate proceeds received of approximately $12.0 million. Legal and other professional fees of approximately $0.6 million that were directly related to the sale transaction were offset against the proceeds to calculate net proceeds from the Asset Sale of approximately $11.4 million. We recorded a gain on the Asset Sale of $207,000, $89,000 and $1.5 million, after tax, in the accompanying consolidated statements of operations for Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively, related to certain performance and royalty-related earn-outs (as described above).

        In accordance with applicable accounting guidance, we determined that due to the Asset Sale, the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of the Vehicle Sensors segment have been reported as a discontinued operation in the consolidated statements of operations for all periods presented. Vehicle Sensors net sales have been reclassified as part of discontinued operation was $0 for the fiscal years ended March 31, 2015, 2014 and 2013.

4. Acquisitions

Berkeley Transportation Systems, Inc.

        In Fiscal 2012, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. ("BTS"). BTS was a privately-held company based in Berkeley, California, which specialized in transportation performance measurement. BTS' Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays and travel time. Our primary reasons for the acquisition were to add key technologies to complement our Performance Analytics solutions and strengthen our performance measurement and management initiative as a whole.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

4. Acquisitions (Continued)

        Our consolidated financial statements for Fiscal 2015, Fiscal 2014 and Fiscal 2013 include the results of operations of BTS. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash to the shareholders of BTS. On December 17, 2012, the Company entered into an amendment to the BTS stock purchase agreement, which modified certain earn-out provisions, and as a result, the Company paid $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in our fourth quarter of Fiscal 2013. The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company's obligation under the earn-out provisions of the agreement. During the third quarter of Fiscal 2014, the Company paid $250,000 pursuant to certain holdback provisions. Additionally, the Company paid the BTS shareholders approximately $336,000 in November 2014 pursuant to certain deferred payment provisions. This payment completed the Company's obligations under the deferred payment provisions of the purchase agreement.

  Meridian Environmental Technology, Inc.

        In Fiscal 2012, we acquired all of the capital stock of Meridian Environmental Technology, Inc. ("MET"), a privately-held company based in Grand Forks, North Dakota. MET specialized in 511/Advanced Traveler Information Systems, as well as the ClearPath Weather management tools (formerly known as Maintenance Decision Support System) that allow users to create solutions to meet roadway maintenance decision needs. Our primary reasons for the acquisition were (i) to enhance our ability to provide travelers and traffic management authorities with more accurate and real-time information and network performance management tools and (ii) to provide Iteris with key capabilities in the emerging performance measurement and management market.

        On or shortly after the acquisition date, we paid approximately $1.6 million in cash, exclusive of $369,000 of cash acquired. We also agreed to pay up to $1.0 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2.0 million under a 24-month earn-out provision.

        In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the MET shareholders related to the first and second year earn-out provisions which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1.0 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, the Company paid approximately $409,000 to the MET shareholders in the second quarter of Fiscal 2014. This payment completed the Company's obligations under the deferred payment provisions of the purchase agreement. The total purchase price paid for this business acquisition was approximately $2.7 million.

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

        In Fiscal 2012, we early adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test. We determined it was appropriate to perform a qualitative assessment and a quantitative first-step assessment in Fiscal 2013, Fiscal 2014 and Fiscal 2015 to estimate the fair value of our reporting units using both the income approach and the market approach. Based on our assessments, we determined that no impairment was indicated as of March 31, 2015 as the estimated fair value of each reporting unit exceeded its respective carrying value.

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

        The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of MET and BTS was initially determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during Fiscal 2013 and the remaining liability at March 31, 2014 and March 31, 2013

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

6. Fair Value Measurements (Continued)

related to deferred acquisition payments discounted to net present value using Level 1 inputs. The following table reconciles this liability measured at fair value on a recurring basis for Fiscal 2015 (in thousands):

Balance at March 31, 2014	$327
Earn-out payments made to BTS shareholders	(336)
Change in fair value included in net income	9

Balance at March 31, 2015	$—

        The change in the estimated fair value of this liability during the current fiscal year resulted primarily from payments to the shareholders of BTS related to the achievement of earn-out targets and reductions to our MET estimates regarding both the probability of achieving certain earn-out targets and the amounts of certain future deferred payments.

        The current portion of the liability at March 31, 2015 and 2014 of $0 and approximately $327,000, respectively, is included within accrued liabilities in the accompanying consolidated balance sheets. The change in the estimated fair value of the liability for the years ended March 31, 2015, 2014 and 2013 is included as part of operating expenses in the accompanying consolidated statements of operations.

        Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2015 or 2014.

        Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the fiscal years ended March 31, 2015 and 2014.

7. Credit Facility

        In October 2008, we entered into a $19.5 million credit facility with California Bank & Trust ("CB&T"). This credit facility provided for a two-year revolving line of credit with borrowings of up to $12.0 million and a 48-month term note in the original principal amount of $7.5 million. In September 2010, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2012. We repaid in full all principal and accrued interest under the term note in September 2012. The term note did not contain any early termination fees or prepayment penalties.

        In September 2012, we entered into a second modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2014. In September 2014, we entered into a modification agreement with CB&T to extend the expiration date of our revolving line of credit to December 1, 2014. In November 2014, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to March 1, 2015. In February 2015, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2016 and modified certain financial and other covenants. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2015) plus 0.25%, depending on aggregate deposit balances

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

7. Credit Facility (Continued)

maintained at CB&T in relation to the total loan commitment under the credit facility. We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

        As of March 31, 2015 and 2014, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of March 31, 2015 and 2014, we were in compliance with all such covenants.

8. Income Taxes

        The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
(Benefit) provision for income taxes at statutory rates	$(712)	$688	$554
State income taxes net of federal benefit	(108)	48	18
Tax credits	(148)	(290)	(39)
Change in fair value of contingent acquisition consideration	3	8	(62)
Compensation charges	88	22	31
Change in valuation allowance	—	185	188
Other	61	43	26

(Benefit) provision for income taxes	$(816)	$704	$716

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

8. Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating losses	$5,420	$5,835
Credit carry forwards	1,610	1,350
Deferred compensation and payroll	1,163	958
Bad debt allowance and other reserves	504	516
Deferred rent	364	165
Other, net	271	198

Total deferred tax assets	9,332	9,022
Valuation allowance	—	(373)

Total deferred tax assets, net of valuation allowance	9,332	8,649

Deferred tax liabilities:
Property and equipment	(137)	(285)
Acquired intangibles	(252)	(276)
Goodwill	(653)	(547)

Total deferred tax liabilities	(1,042)	(1,108)

Net deferred tax assets	$8,290	$7,541

        The components of current and deferred federal and state income tax provisions and (benefits) are as follows:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Current income tax provision (benefit):
Federal	$3	$21	$(20)
State	49	20	99
Deferred income tax (benefit) provision:
Federal	(655)	330	425
State	(213)	333	212

Net income tax (benefit) provision	$(816)	$704	$716

        At March 31, 2015, we had approximately $840,000 in federal alternative minimum tax credit carryforwards that can be carried forward indefinitely, and $538,000 in federal research credits that begin to expire in 2031. We also had $352,000 in state tax credits that begin to expire in 2025. We had approximately $18.5 million of federal net operating loss carryforwards at March 31, 2015 that begin to expire in 2022. We also had approximately $92,000 of state net operating loss carryforwards at March 31, 2015 that begin to expire in 2031.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

8. Income Taxes (Continued)

        Due to changes in stock ownership, our federal net operating loss carryforwards of approximately $18.5 million as of March 31, 2015 and other federal attributes are subject to an annual limitation under Section 382 of the Internal Revenue Code. As of March 31, 2015, based on the cumulative amount of tax attributes that have become available under the limitation imposed by Section 382, all of our net operating losses are now fully available for use. Our deferred tax assets at March 31, 2015 do not include approximately $874,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders' equity will be increased.

        As of March 31, 2014, we recorded a valuation allowance against certain of our state net operating loss ("NOL") carryforwards which we estimated were likely to not be realized within the applicable carryforward period in the amount of $373,000, net of federal tax benefit. As of March 31, 2015, the applicable state NOLs expired and, therefore, we reduced the related deferred tax asset and removed the associated valuation allowance. In making our determination as to the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance.

Unrecognized Tax Benefits

        As of March 31, 2015 and 2014, our gross unrecognized tax benefits were $319,000 and $281,000, respectively, of which $184,000 and $135,000, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are $257,000 and $217,000, respectively.

        We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2015 and 2014, we had accrued cumulatively $47,000 and $53,000, respectively, for the payment of potential interest and penalties. The total amount of interest and penalties recognized in the consolidated statements of operations for Fiscal 2015 and Fiscal 2014 was $6,000 and $14,000, respectively.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$281	$218	$1,692
Increases for tax positions taken in prior years	14	106	—
Decreases for tax positions taken in prior years	(3)	(53)	(1,431)
Increases for tax positions taken in the current year	46	41	17
Lapse in statute of limitations	(19)	(31)	(60)

Gross unrecognized tax benefits at March 31	$319	$281	$218

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

8. Income Taxes (Continued)

        We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2012 or later, and state and local income tax examination for fiscal tax years ended March 31, 2011 or later. However, if NOL carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.

9. Commitments and Contingencies

Litigation and Other Contingencies

        On October 24, 2014, Wavetronix LLC, an Idaho limited liability company, filed a lawsuit against us in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 7,991,542. The lawsuit related to our Vantage Vector product, which is a vehicle detection sensor used in traffic control applications. Wavetronix was seeking unspecified compensatory and treble damages, attorney fees and a permanent injunction. In March, 2015, the Company entered into a settlement agreement with Wavetronix, pursuant to which the lawsuit was settled for an amount that did not have a material impact on our financial statements and the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to remove the Continuous Mode Dilemma Zone feature from its Vantage Vector product. Neither party admitted liability and the remaining terms of the settlement are confidential, but did not have a material impact on the Company's financial statements.

        In addition to the matter described above, as a provider of traffic engineering services, products and solutions, we may be, from time to time, involved in other litigation relating to claims arising out of our operations in the normal course of business. We cannot accurately predict the outcome of any such litigation including whether the adverse outcome of such litigation, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Operating Leases

        In May 2007, we entered into an agreement to lease 52,000 square feet of office space in Santa Ana, California for a term of 88 months. In September 2007, we relocated our headquarters and principal operations into this space. The monthly lease rate was $102,000 during the first year of the lease and increased each year thereafter, to $120,000 per month during the last year of the lease. In February 2014, we entered into an amendment to the lease, which reduced our office space by approximately 11,000 square feet and changed the lease term to 96 months, commencing on April 1, 2014. The monthly lease rate is approximately $76,000 during the first year of the amended term and increases each year thereafter, up to a maximum of approximately $90,000 during the last year of the term. Additionally, the lease amendment provided for approximately $328,000 in incentives in the form of tenant improvement allowances, which we recorded as fixed assets and deferred rent in our consolidated balance sheet. The leasehold improvements were capitalized into fixed assets during Fiscal 2015 and will be depreciated over the estimated useful life of the improvements, or the term of the lease amendment, whichever is shorter. The corresponding deferred rent amount will reduce monthly rent expense over the term of the lease amendment.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

9. Commitments and Contingencies (Continued)

        We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2015 were as follows:

Year Ending March 31,
(In thousands)
2016	$1,738
2017	1,642
2018	1,485
2019	1,328
2020	1,114
Thereafter	2,143

$9,450

        Rent expense totaled approximately $1.7 million, $1.9 million and $1.9 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Related Party Transaction

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. Maxxess is currently owned by an investor group that includes our current Chief Executive Officer ("CEO") and director, who is also the CEO of Maxxess, although he is on temporary leave from Maxxess while holding the CEO position with Iteris, Inc. The Maxxess investor group also includes one former director of Iteris, Inc. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to Maxxess. In August 2009, Maxxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note accrued interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year; and allowed payments under the note to be made in bona fide services rendered by Maxxess to Iteris, to the extent such services and amounts were pre-approved in writing by us. All amounts outstanding under the note were to become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.

        On July 23, 2013, the promissory note from Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of March 31, 2015, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

9. Commitments and Contingencies (Continued)

Inventory Purchase Commitments

        At March 31, 2015, we had firm commitments to purchase approximately $3.8 million of inventory, operating assets and other supplies, which are expected to occur primarily during the first and second quarters of Fiscal 2016.

10. Stockholders' Equity

Preferred Stock

        Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2015 and 2014, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

        In August 2009, our Board of Directors adopted a stockholder rights plan, which calls for preferred stock purchase rights (each, a "Right") to be distributed, as a dividend, at the rate of one Right for each share of common stock held as of September 3, 2009. Each Right will entitle holders of common stock to buy one one-thousandth of one share of Series A Junior Participating Preferred Stock of Iteris. A further description and terms of the Rights are set forth in the Rights Agreement dated August 20, 2009 (as amended in August 2012) by and between Iteris and Computershare Trust Company, N.A., as rights agent. In connection with the stockholder rights plan, our Board of Directors approved the adoption of a Certificate of Designations, which created the Series A Junior Participating Preferred Stock, and likewise authorized the filing of a Certification of Elimination to eliminate the two series of junior participating preferred stock, which were originally created in April 1998 in connection with our previous stockholder rights plan which expired in 2008.

Common Stock Warrants

        As of March 31, 2015, we had no outstanding warrants to purchase shares of our common stock. All warrants have been exercised, forfeited or cancelled.

Common Stock Reserved for Future Issuance

        The following summarizes common stock reserved for future issuance at March 31, 2015:

Number of Shares
(In thousands)
Stock options outstanding	2,199
Restricted stock units outstanding	194
Authorized for future issuance under stock incentive plans	1,423

3,816

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans

Stock Incentive Plans

        In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the "2007 Plan"), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. On October 17, 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares to a total of 3,950,000 shares. At March 31, 2015, there were approximately 1,423,000 shares of common stock available for grant under this plan. As of March 31, 2015, options to purchase approximately 2,003,000 shares of common stock, as well as 194,000 RSUs, were outstanding under the 2007 Plan.

        Our 1997 Stock Incentive Plan (the "1997 Plan") terminated in September 2007; however, all stock options outstanding under the 1997 Plan remain outstanding pursuant to the terms of such stock options. As of March 31, 2015, options to purchase approximately 196,000 shares of our common stock were outstanding under the 1997 Plan. No further options or other stock-based awards may be granted under the 1997 Plan.

        Certain options granted under the 2007 Plan and the 1997 Plan (collectively, the "Plans") and the RSUs granted under the 2007 Plan provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans (Continued)

Stock Options

        A summary of activity in the Plans with respect to our stock options for Fiscal 2015 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2014	2,019	$1.88
Granted	730	1.85
Exercised	(24)	1.40
Forfeited	(427)	1.88
Expired	(99)	2.88

Options outstanding at March 31, 2015	2,199	$1.83	5.8	$315

Options exercisable at March 31, 2015	1,324	$1.85	3.6	$268

Vested and expected to vest at March 31, 2015	2,061	$1.83	5.5	$313

Options exercisable at March 31, 2015 pursuant to a change-in-control	2,199	$1.83	5.8	$315

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

        A summary of activity with respect to our RSUs for Fiscal 2015 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2014	195	$1.58
Granted	90	1.87
Vested	(83)	1.51
Forfeited	(8)	1.81

RSUs outstanding at March 31, 2015	194	$1.74	2.6	$21

Expected to vest at March 31, 2015	153	$1.71	2.5	$20

Common stock issuable (for RSUs) at March 31, 2015 upon a change-in-control	194	$1.74	2.6	$21

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans (Continued)

Stock-Based Compensation

        The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Cost of revenues	$21	$30	$42
Selling, general and administrative expense	315	246	237
Research and development expense	62	24	—

Total stock-based compensation	$398	$300	$279

        At March 31, 2015, there was approximately $894,000 of unrecognized compensation expense related to unvested stock options and RSUs. This expense is currently expected to be recognized over a weighted average period of approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

        The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2015	2014	2013
Expected life—years	7.7	7.0	7.0
Risk-free interest rate	2.0%	2.0%	1.2%
Expected volatility of common stock	50%	51%	52%
Dividend yield	—%	—%	—%

        A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.01	$0.99	$0.81
Intrinsic value of options exercised	$9	$281	$42

Employee Incentive Programs

        Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2015, 2014 and 2013.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

11. Employee Benefit Plans (Continued)

        We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after three years of service. Our matching contributions under the 401(k) Plan were approximately $495,000, $504,000 and $498,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

12. Stock Repurchase Program

        In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company's existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

        For our fiscal year ended March 31, 2015, 2014 and 2013, we repurchased approximately 473,000, 196,000 and 1,524,000 shares of our common stock, respectively. From inception of the program in August 2011 through March 31, 2015, we repurchased approximately 2,766,000 shares of our common stock for an aggregate price of approximately $4.4 million, at an average price per share of $1.59. As of March 31, 2015, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of March 31, 2015, approximately $2,884,000 remains available for the repurchase of our common stock under our current program.

13. Business Segments, Significant Customer and Geographic Information

Business Segments

        We operate in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics.

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

        The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. During Fiscal 2013, this segment included the operations of MET, which specializes in

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

13. Business Segments, Significant Customer and Geographic Information (Continued)

511/Advanced Traveler Information Systems and offers predictive weather and ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. As of April 1, 2013, the predictive weather and ClearPath Weather services were reassigned to the Performance Analytics segment to better align our predictive weather and traffic capabilities, resources and initiatives.

        The Performance Analytics segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as ClearPath Weather, our road-maintenance application, and ClearAg, our precision agriculture solution. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions.

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

        Selected financial information for our reportable segments for the fiscal years ended March 31, 2015, 2014 and 2013 is as follows:

	Roadway Sensors	Transportation Systems	Performance Analytics	Total
	(In thousands)
Year Ended March 31, 2015
Revenues	$36,370	$30,294	$5,587	$72,251
Depreciation	119	115	142	376
Segment income (loss)	6,302	4,239	(4,449)	6,092
Year Ended March 31, 2014
Revenues	$31,769	$30,524	$5,935	$68,228
Depreciation	208	161	118	487
Segment income (loss)	5,791	3,363	(1,575)	7,579
Year Ended March 31, 2013
Revenues	$26,002	$30,010	$5,673	$61,685
Depreciation	221	362	20	603
Segment income (loss)	4,119	3,561	(233)	7,447

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

13. Business Segments, Significant Customer and Geographic Information (Continued)

        The following table reconciles total segment income to consolidated income from continuing operations before income taxes:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Segment income:
Total income from reportable segments	$6,092	$7,579	$7,447
Unallocated amounts:
Corporate and other expenses	(7,731)	(4,903)	(5,350)
Amortization of intangible assets	(431)	(627)	(644)
Change in fair value of contingent acquisition consideration	(9)	(25)	181
Other (expense) income, net	(20)	—	2
Interest income (expense), net	6	—	(6)

(Loss) income from continuing operations before income taxes	$(2,093)	$2,024	$1,630

Significant Customer and Geographic Information

        We currently have, and historically have had, a diverse customer base. For Fiscal 2015, one individual customer represented approximately 10% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2014, one individual customer represented approximately 11% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2013, one individual customer represented approximately 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues.

        No individual customer or government agency had a receivable balance at March 31, 2015 or 2014 greater than 10% of our total trade accounts receivable balances as of March 31, 2015 and 2014, respectively.

        The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2015	2014	2013
Middle East	3%	4%	3%
Other	—	1	1

	3%	5%	4%

        Substantially all of our long-lived assets are held in the U.S.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2014

14. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net (Loss) Income	Basic Net (Loss) Income per Share		Diluted Net (Loss) Income per Share
	(In thousands, except per share amounts)
June 30, 2014	$18,116	$6,807	$(19)	$—		$—
September 30, 2014	18,550	7,299	(187)	(0.01)		(0.01)
December 31, 2014	17,540	6,862	(98)	—		—
March 31, 2015	18,045	7,214	(766)	(0.02)		(0.02)

	$72,251	$28,182	$(1,070)	$(0.03	)*	$(0.03	)*

June 30, 2013	$17,030	$6,726	$460	$0.01		$0.01
September 30, 2013	17,027	6,912	661	0.02		0.02
December 31, 2013	16,548	6,192	238	0.01		0.01
March 31, 2014	17,623	6,144	50	0.00		0.00

	$68,228	$25,974	$1,409	$0.04	*	$0.04	*

*
Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Exhibit Index

Exhibit Number		Description	Reference
2.1	+	Stock Purchase Agreement dated December 23, 2010 by and among Iteris, Inc., Meridian Environmental Technology, Inc., ("MET") the shareholders of MET and Kathy J. Osborne as the Shareholders Representative	Exhibit 2.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed with the SEC on February 14, 2011

2.2	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8- K/A as filed with the SEC on November 1, 2011

3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3		Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4		Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant's Annual Report on Form 10- K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5		Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6		Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007

3.7		Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8		Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

Exhibit Number		Description	Reference
4.2		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.3		Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10- K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	*	1997 Stock Incentive Plan (the "1997 Plan") as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4	*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5	*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7	*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

Exhibit Number		Description	Reference
10.10	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.12	*	Iteris Inc. 1998 Stock Incentive Plan (as amended on February 7, 2000) ("1998 Plan") [Confirm there are no further options outstanding under this plan. Also confirm the rsa form has no continuing obligations and that all RSAs under the 1998 Plan have vested in full. If so, these plan docs can be removed too]	Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.13	*	Form of Notice of Grant for 1998 Plan, including forms of Option Agreement and Stock Purchase Agreement for Abbas Mohaddes	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.14	*	Form of Addendum to Stock Option Agreement for 1998 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.15	*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.16		Sublease, dated September 30, 2003, by and between Odetics, Inc. and Maij, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.17		Office Lease, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.19	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

Exhibit Number		Description	Reference
10.20		Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.21	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.22		Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8- K as filed with the SEC on October 6, 2010

10.23		Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8- K as filed with the SEC on October 3, 2012

10.24		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.25	*	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.26		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

10.27		Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2014

10.28		Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on November 24, 2014

10.29		Separation Agreement and Release of Claims dated February 25, 2015 between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.30		Modification Agreement dated February 24, 2015 between the Iteris, Inc. and California Bank & Trust	Exhibit 10.2 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.31		Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015

21		Subsidiaries of the registrant	Filed herewith

Exhibit Number	Description	Reference
23	Consent of Independent Registered Public Accounting Firm, dated June 17, 2015	Filed herewith

24	Power of Attorney	Filed herewith (included on the Signature page)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

*
Indicates a contract, compensatory plan or arrangement in which directors or executive officers of the registrant are eligible to participate.

+
Confidential treatment has been previously granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.

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