Form 10-Q
period 2015-06-30
ITERIS, INC.
filed 2015-08-12
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, there were 32,011,958 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries. Abacus®, ClearAg™, ClearPath™, ClearPath Weather™, Edge®, EdgeConnect™, EMPower™, iPerform®, iPeMS®, Iteris®, IterisPeMS™, P10™, P100™, Pico™, RZ-4™, SmartCycle®, SmartSpan®, Vantage®, VantageNext™, Vantage Vector®, VantageView™, Velocity™, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	June 30,	March 31,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,896	$21,961
Trade accounts receivable, net of allowance for doubtful accounts of $312 and $314 at June 30, 2015 and March 31, 2015, respectively	11,653	11,206
Costs and estimated earnings in excess of billings on uncompleted contracts	4,195	4,266
Inventories	3,026	3,062
Deferred income taxes	2,680	2,680
Prepaid expenses and other current assets	1,876	1,338
Total current assets	42,326	44,513
Property and equipment, net	2,162	1,990
Deferred income taxes	5,784	5,610
Intangible assets, net	854	987
Goodwill	17,318	17,318
Other assets	198	214
Total assets	$68,642	$70,632

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,938	$5,915
Accrued payroll and related expenses	4,629	4,871
Accrued liabilities	1,383	1,320
Billings in excess of costs and estimated earnings on uncompleted contracts	1,573	1,549
Total current liabilities	12,523	13,655
Deferred rent	807	826
Unrecognized tax benefits	188	183
Total liabilities	13,518	14,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2015 and March 31, 2015
Issued and outstanding shares - 32,009 at June 30, 2015 and 32,411 at March 31, 2015	3,202	3,242
Additional paid-in capital	134,960	135,572
Accumulated deficit	(83,038)	(82,846)
Total stockholders’ equity	55,124	55,968
Total liabilities and stockholders’ equity	$68,642	$70,632

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2015	2014

Total revenues	$18,365	$18,116
Cost of revenues	10,728	11,309
Gross profit	7,637	6,807
Operating expenses:
Selling, general and administrative	6,488	5,700
Research and development	1,503	1,079
Amortization of intangible assets	92	119
Change in fair value of contingent consideration	—	4
Total operating expenses	8,083	6,902
Operating loss	(446)	(95)
Non-operating (expense) income:
Other (expense), net	—	(3)
Interest income, net	4	1
Loss from continuing operations before income taxes	(442)	(97)
Benefit for income taxes	198	29
Loss from continuing operations	(244)	(68)
Gain on sale of discontinued operation, net of tax	52	49
Net loss	$(192)	$(19)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.00)
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00
Net loss per share - basic and diluted	$(0.01)	$(0.00)

Shares used in basic per share calculations	32,203	32,657
Shares used in diluted per share calculations	32,203	32,657

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(192)	$(19)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(204)	11
Depreciation of property and equipment	151	127
Stock-based compensation	83	99
Amortization of intangible assets	133	160
Change in fair value of contingent consideration	—	4
Gain on sale of discontinued operation, net of tax	(52)	(49)
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(447)	(89)
Net costs and estimated earnings in excess of billings	95	954
Inventories	36	601
Prepaid expenses and other assets	(437)	(239)
Accounts payable and accrued expenses	(1,173)	(70)
Net cash (used in) provided by operating activities	(2,007)	1,490

Cash flows from investing activities
Purchases of property and equipment	(323)	(115)
Net proceeds from sale of business segment	—	98
Net cash used in investing activities	(323)	(17)

Cash flows from financing activities
Repurchases of common stock	(735)	(350)
Net cash used in financing activities	(735)	(350)
(Decrease) increase in cash and cash equivalents	(3,065)	1,123
Cash and cash equivalents at beginning of period	21,961	20,414
Cash and cash equivalents at end of period	$18,896	$21,537

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its subsidiaries in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a leading provider of intelligent information solutions for the traffic management market. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics, and improve the safety of surface transportation systems infrastructure. We also believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. We are also making significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude the financial impact of a discontinued operation. See Note 3, “Sale of Vehicle Sensors,” for further discussion related to the discontinued operation presentation.

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

Transportation Systems and Performance Analytics revenues are derived primarily from long-term contracts with governmental agencies and with commercial companies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost-plus fixed fee or time-and-materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.9 million as of June 30, 2015 and $1.3 million as of March 31, 2015 and included approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through fiscal year 2016.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.  We monitor the indicators for goodwill impairment testing between annual tests. Based on our interim assessment, there were no indicators of impairment to our goodwill as of June 30, 2015.

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

Stock-Based Compensation

We record stock-based compensation in our unaudited consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of revenues in the period during which the products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from revenues) in our unaudited consolidated statements of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within the United States GAAP. In July 2015, the FASB announced that the new pronouncement will be effective for reporting periods beginning after December 15, 2017. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. Early adoption is not permitted. We have not determined the potential effects on our consolidated financial statements of the adoption of ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (“ASU 2014-12”) to resolve diversity in accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We do not anticipate a significant impact on our consolidated financial statements upon adoption of ASU 2014-12.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which requires a business entity to evaluate whether there is substantial doubt about the ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We do not anticipate a significant impact on its consolidated financial statements upon adoption of ASU 2014-15.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) to simplify the guidance on the measurement of inventory. Under the new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for interim and annual periods beginning after December 15, 2016. We do not anticipate a significant impact on its consolidated financial statements upon adoption of ASU 2015-11.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2015	2015
	(In thousands)
Materials and supplies	$1,330	$1,566
Work in process	248	216
Finished goods	1,448	1,280
	$3,026	$3,062

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,601)	$1,856	$(1,565)
Customer contracts / relationships	750	(528)	750	(497)
Trade names and non-compete agreements	1,110	(941)	1,110	(916)
Capitalized software development costs	498	(290)	498	(249)
Total	$4,214	$(3,360)	$4,214	$(3,227)

As of June 30, 2015, future estimated amortization expense is as follows:

Fiscal Year Ending March 31: (In thousands)
Remainder of 2016	$393
2017	365
2018	88
2019	8
Thereafter	—
$854

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$181	$184
Addition charged to cost of revenues	54	21
Warranty claims	(39)	(30)
Balance at end of period	$196	$175

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Denominator:
Weighted average common shares used in basic and diluted per share computation	32,203	32,657
Dilutive stock options	—	—
Dilutive restricted stock units	—	—
Weighted average common shares used in diluted per share computation	32,203	32,657

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)

Stock options	2,410	755
Restricted stock units	285	—

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement (the “Agreement”) signed on July 25, 2011 (the “Asset Sale”).

Pursuant to the terms of the Agreement, upon the closing of the Asset Sale, Bendix paid us $14.0 million in cash, subject to a $2.0 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the release of the balance of the holdback. Furthermore, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to (i) 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017 and (ii) 30% of the amount, if any, by which the amount of revenue generated from the sale of our lane departure warning systems exceeds Bendix’s projection for such revenue for the two years following the closing, each subject to certain reductions and limitations set forth in the Agreement.  As of June 30, 2015, we received approximately $1.2 million in connection with royalty-related earn-outs provisions for a total of $14.9 million in cash from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the three months ended June 30, 2015 and 2014, we recorded a gain on sale of discontinued operation of approximately $52,000 and $49,000, respectively, net of tax, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of MET and BTS was initially determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during Fiscal 2013 and the deferred acquisition payments were completed during Fiscal 2015. There was no remaining contingent consideration liability at June 30, 2015 or March 31, 2015. We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2015 or March 31, 2015.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2015 and 2014.

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

From September 2012 to November 2014, we entered into a number of modification agreements with CB&T to continue extending the expiration date of our revolving line of credit. In February 2015, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2016 and modified certain financial and other covenants. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at June 30, 2015). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

As of June 30, 2015 and March 31, 2015, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of June 30, 2015, we were in compliance with all such covenants.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands, except percentages)

Benefit (provision) for income taxes	$198	$29
Effective tax rate	44.8%	29.9%

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

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and solutions, we have in the past, and may in the future be from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. While we cannot accurately predict the outcome of any such litigation, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. Maxxess is currently owned by an investor group that includes our current Chief Executive Officer (“CEO”) and director, who is also the CEO of Maxxess, although he is on temporary leave from Maxxess while holding the CEO position with Iteris, Inc. The Maxxess investor group also includes one former director of Iteris, Inc. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and for certain ancillary corporate services that we provided to Maxxess. In August 2009, Maxxess executed a promissory note payable to Iteris in the original principal amount of $274,000. The promissory note accrued interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid annually on the first business day of each calendar year; and allowed payments under the note to be made in bona fide services rendered by Maxxess to Iteris, to the extent such services and amounts were pre-approved in writing by us. All amounts outstanding under the note were to become due and payable on the earliest of (i) August 10, 2014, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.

On July 23, 2013, the promissory note from Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.  As of June 30, 2015, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

On June 30, 2015, the Company entered into an agreement with Maxxess to provide professional services to the Company’s Performance Analytics segment, in support of its ClearAg software development initiative. The professional services commenced in July 2015 and are expected to last approximately four months. The total effort under this Agreement is limited to 200 hours, billed on a time and materials basis, not to exceed $40,000. The fees billed to the Company for the professional services will be applied against the promissory note to reduce the balance of the original principal.

8.                                      Stock-Based Compensation

We currently maintain two separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At June 30, 2015, there were approximately 1,425,000 shares of common stock available for grant or issuance under the 2007 Plan.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2015	2,199	$1.83
Granted	80	1.73
Forfeited	(58)	1.83
Expired	(15)	1.54
Options outstanding at June 30, 2015	2,206	$1.83

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2015 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2015	194
Restricted stock units forfeited	(10)
Restricted stock units outstanding at June 30, 2015	184

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Cost of revenues	$7	$4
Selling, general and administrative expense	70	86
Research and development expense	6	9
	$83	$99

At June 30, 2015, there was approximately $616,000 and $216,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options and 2.3 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program, pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open- market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three months ended June 30, 2015 and 2014, we repurchased approximately 402,000 and 178,000 shares of our common stock, respectively, for an aggregate repurchase price of approximately $735,000 and $350,000, respectively. As of June 30, 2015, $2,150,000 remained available for the repurchase of our common stock under our current stock purchase program.

From inception of the original program in August 2011 through June 30, 2015, we repurchased approximately 3,167,000 shares of our common stock for an aggregate repurchase price of approximately $5.2 million at an average price per share of $1.61. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of June 30, 2015.

10.                               Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics.

The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market. These various vehicle detection and information systems are used for traffic intersection control, incident detection and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, Pegasus, Velocity, P10, P100 and Abacus products.

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

The Performance Analytics segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as ClearPath Weather, our road-maintenance application, and ClearAg, our precision agriculture solution. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. ClearPath Weather provides winter road maintenance recommendations for state agencies, municipalities and for commercial companies. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2015 and 2014:

	Roadway Sensors	Transportation Systems	Performance Analytics	Total
	(In thousands)
Three Months Ended June 30, 2015
Total revenues	$9,905	$7,378	$1,082	$18,365
Segment operating income (loss)	2,602	927	(1,666)	1,863

Three Months Ended June 30, 2014
Total revenues	$9,020	$7,665	$1,431	$18,116
Segment operating income (loss)	1,797	854	(694)	1,957

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Segment operating income:
Total income from reportable segments	$1,863	$1,957
Unallocated amounts:
Corporate and other expenses	(2,217)	(1,929)
Amortization of intangible assets	(92)	(119)
Change in fair value of contingent consideration	—	(4)
Other expense, net	—	(3)
Interest income, net	4	1
Loss from continuing operations before income taxes	$(442)	$(97)

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

Overview

General. We are a leading provider of information solutions for the intelligent traffic systems (“ITS”) and the precision agriculture (“PA”) markets. In the ITS market, we are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and analytics, and that improve the efficiency and safety of surface transportation systems infrastructure. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion and enhance the adoption of advanced ITS solutions that are required for the deployment of connected and autonomous vehicles. In the PA market, we have combined our unique intellectual property with enhanced soil, land surface, and agronomy modeling techniques utilizing our extensible EMPower hybrid computing architecture to create a set of ClearAg™ solutions that provide analytical support to large enterprises in the agriculture market and field-specific advisories to individual producers.

Acquisitions. In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. (“BTS”), a privately-held company based in Berkeley, California, which specialized in transportation performance measurement, for an initial cash payment of approximately $840,000. In the quarter ended June 30, 2012, we entered into an amendment to the BTS stock purchase agreement which modified certain earn-out provisions and, as a result, we paid an additional $700,000 in cash to the BTS shareholders for achievement of those modified earn-out provisions in the fourth quarter of the fiscal year ended March 31, 2013 (“Fiscal 2013”). This payment completed our obligation under the earn-out provisions of the purchase agreement. During the third quarter of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we paid $250,000 pursuant to certain holdback provisions. Additionally, in the third quarter of Fiscal 2015, we paid the BTS shareholders approximately $336,000 pursuant to certain deferred payment provisions. This payment completed our obligations under the deferred payment provisions of the purchase agreement.

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

Sale of Vehicle Sensors. On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our former Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the “Asset Sale”). Upon the closing, Bendix paid us $14.0 million in cash, subject to a $2.0 million holdback and adjustments based upon the working capital of the Vehicle Sensors segment at the closing, and Bendix assumed certain specified obligations and liabilities of the Vehicle Sensors segment. In October 2012, we received approximately $1.7 million in connection with the release of the holdback. Furthermore, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through June 30, 2017.  As of June 30, 2015, we have received approximately $1.2 million in connection with royalty-related earn-out provisions for a total of $14.9 million in cash from the Asset Sale. As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment, and we determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of our former Vehicle Sensors segment through the closing of the Asset Sale have been reclassified as a discontinued operation for all periods presented.

Business Segments. Subsequent to the Asset Sale and our acquisition of BTS, we now operate in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics.

Roadway Sensors

The Roadway Sensors segment provides vehicle detection and information systems, which includes hardware and software products for multiple segments of the ITS market. These systems are used for traffic intersection control, incident detection and certain roadway traffic data collection applications. Our Roadway Sensors products include, among other things, our Vantage, VantageNext, VersiCam, Vantage Vector, VantageView, SmartCycle, SmartSpan, Velocity, Pegasus, P10, P100 and Abacus products.

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

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2015	2014

Total revenues	100.0%	100.0%
Cost of revenues	58.4	62.4
Gross profit	41.6%	37.6%
Operating expenses:
Selling, general and administrative	35.3	31.4
Research and development	8.2	6.0
Amortization of intangible assets	0.5	0.7
Change in fair value of contingent consideration	—	0.0
Total operating expenses	44.0	38.1
Operating loss	(2.4)	(0.5)
Non-operating (expense) income:
Other (expense), net	—	(0.0)
Interest income, net	0.0	0.0
Loss from continuing operations before income taxes	(2.4)	(0.5)
Benefit for income taxes	1.1	0.2
Loss from continuing operations	(1.3)	(0.3)
Gain on sale of discontinued operation, net of tax	0.3	0.3
Net loss	(1.0)%	(0.0)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Performance Analytics segments.

The following table presents our total revenues for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,			%
	2015	2014	Increase	Change
	(In thousands, except percentages)
Total revenues	$18,365	$18,116	$249	1.4%

We have historically had a diverse customer base. For the three months ended June 30, 2015, no individual customer represented greater than 10% of our total revenues. For the three months ended June 30, 2014, one individual customer represented 13% of our total revenues and no other individual customer represented greater than 10% of our total revenues.

Total revenues for the three months ended June 30, 2015 increased approximately 1.4% to $18.4 million, compared to $18.1 million in the corresponding period in the prior year, primarily due to an increase of approximately 9.8% in Roadway Sensors revenues. The increase was partially offset by a 3.7% decrease in Transportation Systems revenues and a 24.4% decrease in Performance Analytics revenues in the current period.

Roadway Sensors revenues for the three months ended June 30, 2015 were approximately $9.9 million, an increase of approximately $885,000 or 9.8% compared to the corresponding prior year period, which was primarily due to certain growth initiatives, including increases in our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market and higher unit sales of our legacy Roadway Sensors products. Revenue generated through the distribution of OEM products was approximately $1.4 million and approximately $1.0 million for the three months ended June 30, 2015 and 2014, respectively. We believe these offerings will benefit sales of our core video detection products by providing a more comprehensive suite of traffic solutions to our customers. Going forward, we plan to focus on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to continue focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 (formerly known as our Pico products) products.

Transportation Systems revenues for the three months ended June 30, 2015 were approximately $7.4 million, a decrease of approximately $287,000 or 3.7% compared to the corresponding period in the prior year, primarily as a result of timing delays in starting certain new projects in our backlog. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues and related gross margins from period to period. Among other factors, we believe the ability of our Transportation Systems segment to grow and successfully win and service new contracts will be highly dependent upon our continued success in recruiting and retaining qualified personnel, as well as the continued availability of funding at the local, state and federal levels from the various agencies and departments of transportation. Any further delays in the approval of a new federal highway bill could adversely impact our future revenues.

Performance Analytics revenues for the three months ended June 30, 2015 were approximately $1.1 million, a decrease of approximately $349,000 or 24.4% compared to the corresponding period in the prior year, primarily due to delays in contract awards with certain public agencies and the timing of backlog fulfillment on certain projects. Going forward, we plan to continue investing in this segment, particularly in the research and development, and sales and marketing of the ClearAg, ClearPath Weather and iPeMS performance measurement solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets, by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and application intellectual property.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,			%
	2015	2014	Increase	Change
	(In thousands, except percentages)
Gross profit	$7,637	$6,807	$830	12.2%
Gross profit as a % of total revenues	41.6%	37.6%

Our gross profit as a percentage of total revenues increased approximately 400 basis points for the three months ended June 30, 2015, as compared to the corresponding periods in the prior year, primarily due to higher revenues derived from our Roadway Sensors segment, which has generally experienced higher gross profits than our other segments and which increased to approximately 53.9% of our total revenues for the three months ended June 30, 2015, as compared to 49.8% for the corresponding prior year period. The increase in gross profit as a percentage of total revenues was also attributable to an increase in Transportation Systems gross profit percentage, primarily due to timing of revenue recognition on certain projects.

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

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$4,191	22.8%	$3,622	20.0%	$569	15.7%
Facilities, insurance and supplies	610	3.3	631	3.5	(21)	(3.3)
Travel and conferences	520	2.8	368	2.0	152	41.3
Professional and outside services	1,049	5.7	992	5.5	57	5.7
Other	118	0.7	87	0.5	31	35.6
Selling, general and administrative	$6,488	35.3%	$5,700	31.5%	$788	13.8%

The overall increase in selling, general and administrative expense for the three months ended June 30, 2015, as compared to the corresponding period in the prior year, was primarily due to planned investments in Performance Analytics sales and marketing, including increased headcount which resulted in higher salary and personnel-related costs and travel. The overall increase was also attributable to certain transition costs of the Company’s previous CEO and interim CEO.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$729	4.0%	$574	3.2%	$155	27.0%
Facilities, development and supplies	538	2.9	373	2.1	165	44.2
Other	236	1.3	132	0.7	104	78.8
Research and development	$1,503	8.2%	$1,079	6.0%	$424	39.3%

The overall increase in research and development expense for the three months ended June 30, 2015, compared to the corresponding period in the prior year, were primarily due to increased salary and personnel costs and development costs related to certain planned expenditures for software development in the Performance Analytics segment and investments in securing intellectual property rights.

The Performance Analytics segment continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg application programming interfaces include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first quarter of Fiscal 2016. Going forward, we expect to continue investing in our Performance Analytics segment to enhance the ClearAg, ClearPath Weather and iPeMS solutions.

Fair Value of Contingent Acquisition Consideration.  During the three months ended June 30, 2015 and 2014, we recorded a net increase of approximately $0 and $4,000, respectively, to operating expenses in the unaudited consolidated statement of operations for the change in estimated fair value of contingent consideration related to our acquisitions of BTS.

Income Taxes.  The following tables present our provision for income taxes for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,			%
	2015	2014	Decrease	Change
	(In thousands, except percentages)
Benefit for income taxes	$198	$29	$169	583%
Effective tax rate	44.8%	29.9%

Our effective tax rate for the three months ended June 30, 2015 differed from the corresponding period in the prior year primarily due to the impact of permanent nondeductible expenses.  In the prior year period, permanent nondeductible expenses had the effect of reducing the estimated tax benefit from our projected annual pretax loss, and thereby decreasing the effective tax rate, while in the current year period, permanent nondeductible expenses had the effect of increasing the estimated tax expense on our projected annual pretax income, and thereby increasing the effective tax rate.

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

At June 30, 2015, we had $29.8 million in working capital, which included $18.9 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2015, which included $22.0 million in cash and cash equivalents and reflected no borrowings on our line of credit. Included in prepaid expenses and other current assets at June 30, 2015 and March 31, 2015 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. We expect such cash collateral restrictions to remain in place through fiscal year 2016. Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$(2,007)	$1,490
Investing activities	(323)	(17)
Financing activities	(735)	(350)

Operating Activities.  Cash used in our operations for the three months ended June 30, 2015 was primarily the result of approximately $1.9 million used in working capital and our net loss of $192,000, adjusted by approximately $111,000 in non-cash items for depreciation, amortization, stock-based compensation expense and gain on the sale of discontinued operation.

Cash provided by our operations for the three months ended June 30, 2014 was primarily the result of approximately $1.2 million provided by working capital, consisting of approximately $1.6 million from net costs and estimated earnings in excess of billings and inventories and off-set in part by a decrease of approximately $398,000 for accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses. The increase was also attributable to approximately $352,000 in non-cash items for depreciation, amortization, stock-based compensation expense, gain on sale of discontinued operations and adjustments to deferred tax assets.

Investing Activities.  Net cash used in our investing activities during the three months ended June 30, 2015 was the result of approximately $323,000 for purchases of property and equipment. Net cash used in our investing activities during the three months ended June 30, 2014 consisted of approximately $115,000 for purchases of property and equipment, which was largely offset by approximately $98,000 in proceeds from the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2015 was the result of approximately $735,000 in cash used to repurchase shares of our common stock. Net cash used in financing activities during the three months ended June 30, 2014 was the result of approximately $350,000 in cash used to repurchase shares of our common stock.

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

From September 2012 to November 2014, we entered into a number of modification agreements with CB&T to continue extending the expiration date of our revolving line of credit. In February 2015, we entered into another modification agreement with CB&T to extend the expiration date of our revolving line of credit to October 1, 2016 and modified certain financial and other covenants. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at March 31, 2015). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets.

As of June 30, 2015 and March 31, 2015, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of June 30, 2015 and March 31, 2015, we were in compliance with all such financial covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of certain covenants under this agreement, our lender could decline to extend further credit to us, or choose to accelerate payment on all outstanding loan balances, if any, and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at June 30, 2015.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. We have also experienced seasonality related to certain ClearPath Weather services, which adversely affects such sales in our first and second fiscal quarters, mainly because these services are generally not required during spring and summer when weather conditions are comparatively milder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is limited to our line of credit, which bears interest equal to the prevailing prime rate plus 0.25%. We do not believe that a 10% increase in the interest rate on our line of credit would have a material impact on our financial position, operating results or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

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

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues.  Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill, which adversely impacted our revenues and overall financial performance. The current federal highway bill, which provides federal funding for highway, transit, safety and related transportation programs, was due to expire at the end of May 2015, and the House approved extensions to maintain funding for the Highway Trust Fund through December 18, 2015. While we expect the extension to resolve the current uncertainty in federal funding, our Transportation Systems revenues and overall financial performance in future periods could be negatively affected if funding concerns persist. Furthermore, despite the extension of the federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

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

The markets in which our Performance Analytics segment operates vary from public sector customers who focus on performance measurement systems to help measure and manage the effectiveness of their transportation systems to commercial sector customers who ingest and disseminate traffic, weather and agronomic related data, information and analytics through various consumer outlets. Our competitors include divisions of large, multi-national corporations as well as a variety of small providers. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide traffic and/or weather related data to that market.

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

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis.  For the quarter ended June 30, 2015, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company’s segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

We may be subject to traffic related litigation.  The traffic industry in general is subject to litigation claims due to the nature of personal injuries that result from traffic accidents. As a provider of traffic engineering services, products and solutions, we have been, and could in the future continue to be, from time to time, subject to litigation for traffic related accidents, even if our products or services did not cause the particular accident. While we generally carry insurance against these types of claims, some claims may not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits. In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could materially harm our business, financial condition or cash flows. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention.

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

Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may also materially and adversely affect our operating results due to large write- offs, contingent liabilities, substantial depreciation, deferred compensation charges or intangible asset amortization, or other adverse tax or accounting consequences. We cannot assure you that we will be able to identify or consummate any additional acquisitions, successfully integrate any acquisitions or realize the benefits anticipated from any acquisition.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 2012 through July 2015, our common stock has traded at prices as low as $1.25 per share and as high as $2.50 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

From inception of the original stock repurchase program in August 2011 through June 30, 2015, we repurchased approximately 3,167,000 shares of our common stock for an aggregate repurchase price of approximately $5.2 million at an average purchase price of $1.61 per share. The table below details our common stock repurchases during the three months ended June 30, 2015. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of June 30, 2015, there was approximately $2.2 million of remaining funds available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2015	159,489	$1.84	159,489
May 1-31, 2015	98,555	1.80	98,555
June 1-30, 2015	143,639	1.77	143,639
Total	401,683	$1.80	401,683	$2,150,140

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

Dated: August 12, 2015	ITERIS, INC.
(Registrant)

	By	/s/ KEVIN C. DALY
Kevin C. Daly, Ph.D
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
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