Form 10-Q
period 2015-09-30
ITERIS, INC.
filed 2015-11-10
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 31,974,059 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries. Abacus®, ClearAg®, ClearPath™, ClearPath Weather™, , iPerform®, iPeMS®, Iteris®,  P10™, P100™, Pico™, SmartCycle®, SmartSpan®, Vantage®, VantageNext™, Vantage Vector®, VantageView™, Velocity™, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	March 31,
	2015	2015

Assets
Current assets:
Cash and cash equivalents	$19,137	$21,961
Trade accounts receivable, net of allowance for doubtful accounts of
$306 and $314 at September 30, 2015 and March 31, 2015, respectively	12,926	11,206
Costs and estimated earnings in excess of billings on uncompleted contracts	3,929	4,266
Inventories	3,158	3,062
Deferred income taxes	2,680	2,680
Prepaid expenses and other current assets	1,665	1,338
Total current assets	43,495	44,513
Property and equipment, net	2,105	1,990
Deferred income taxes	5,874	5,610
Intangible assets, net	720	987
Goodwill	17,318	17,318
Other assets	203	214
Total assets	$69,715	$70,632

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,427	$5,915
Accrued payroll and related expenses	4,645	4,871
Accrued liabilities	1,162	1,320
Billings in excess of costs and estimated earnings on uncompleted contracts	1,890	1,549
Total current liabilities	14,124	13,655
Deferred rent	788	826
Unrecognized tax benefits	189	183
Total liabilities	15,101	14,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2015 and March 31, 2015
Issued and outstanding shares - 31,974 at September 30, 2015 and 32,411 at March 31, 2015	3,198	3,242
Additional paid-in capital	134,849	135,572
Accumulated deficit	(83,433)	(82,846)
Total stockholders’ equity	54,614	55,968
Total liabilities and stockholders’ equity	$69,715	$70,632

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Total revenues	$20,573	$18,550	$38,938	$36,666
Cost of revenues	12,690	11,251	23,417	22,560
Gross profit	7,883	7,299	15,521	14,106
Operating expenses:
Selling, general and administrative	6,286	6,208	12,776	11,908
Research and development	2,074	1,287	3,575	2,366
Amortization of intangible assets	92	120	184	239
Change in fair value of contingent consideration	—	4	—	8
Total operating expenses	8,452	7,619	16,535	14,521
Operating loss	(569)	(320)	(1,014)	(415)
Non-operating income (expense) :
Other income (expense), net	4	—	4	(3)
Interest income (expense), net	4	(5)	7	(4)
Loss from continuing operations before income taxes	(561)	(325)	(1,003)	(422)
Benefit for income taxes	112	92	310	121
Loss from continuing operations	(449)	(233)	(693)	(301)
Gain on sale of discontinued operation, net of tax	54	46	106	95
Net loss	$(395)	$(187)	$(587)	$(206)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Shares used in basic per share calculations	31,935	32,585	32,069	32,621
Shares used in diluted per share calculations	31,935	32,585	32,069	32,621

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(587)	$(206)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(325)	(61)
Depreciation of property and equipment	316	252
Stock-based compensation	196	185
Amortization of intangible assets	267	321
Change in fair value of contingent consideration	—	8
Gain on sale of discontinued operation, net of tax	(106)	(95)
Loss on disposal of property and equipment	54	—
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(1,720)	469
Net costs and estimated earnings in excess of billings	678	1,497
Inventories	(96)	279
Prepaid expenses and other assets	(241)	(244)
Accounts payable and accrued expenses	94	393
Net cash (used in) provided by operating activities	(1,470)	2,798

Cash flows from investing activities
Purchases of property and equipment	(485)	(343)
Net proceeds from sale of business segment	94	98
Net cash used in investing activities	(391)	(245)

Cash flows from financing activities
Repurchases of common stock	(1,194)	(594)
Proceeds from stock option exercises	254	33
Tax withholding payment related to net share settlements of restricted stock units	(23)	(20)
Net cash used in financing activities	(963)	(581)
(Decrease) increase in cash and cash equivalents	(2,824)	1,972
Cash and cash equivalents at beginning of period	21,961	20,414
Cash and cash equivalents at end of period	$19,137	$22,386

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its subsidiaries in these consolidated financial statements as “Iteris,” the “Company,” “we,” “our” and “us”) is a provider of intelligent information solutions for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics, and improve the safety of surface transportation systems infrastructure. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. In the agribusiness markets, we have combined our unique intellectual property with enhanced soil, land surface and agronomy modeling techniques to create a set of ClearAg solutions. These solutions provide analytical support to large enterprises in the agriculture market and field-specific advisories to individual producers. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. We continue to make significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain foonotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“Fiscal 2015”), filed with the SEC on June 18, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2016 (“Fiscal 2016”) or any other periods.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude our former vehicle sensors operation, which has been classified as a discontinued operatrion. See Note 3, “Sale of Vehicle Sensors,” for further discussion related to the discontinued operation presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, inventory and warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill and fair value of our stock option awards used to calculate the stock-based compensation.

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

We have historically had a diverse customer base. For the three and six months ended September 30, 2015, no individual customer represented greater than 10% of our total revenues. For the three months ended September 30, 2014, no individual customer represented more than 10% of our total revenues. For the six months ended September 30, 2014, one individual customer represented approximately 10% of our total revenues and no other individual customer represented greater than 10% of our total revenues.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.7 million as of September 30, 2015 and $1.3 million as of March 31, 2015 and included approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through Fiscal 2016.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.  We monitor the indicators for goodwill impairment testing between annual tests. As of September 30, 2015, there was no impairment to our goodwill.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of September 30, 2015, there was no impairment to our long-lived and intangible assets.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. We have not determined the potential effects on our consolidated financial statements of the adoption of ASU 2014-09.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) to simplify the guidance on the measurement of inventory. Under the new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for interim and annual periods beginning after December 15, 2016. We do not anticipate a significant impact on our consolidated financial statements upon adoption of ASU 2015-11.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2015	2015
	(In thousands)
Materials and supplies	$1,379	$1,566
Work in process	171	216
Finished goods	1,608	1,280
	$3,158	$3,062

Intangible Assets

The following table presents details of our intangible assets:

	September 30, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,637)	$1,856	$(1,565)
Customer contracts / relationships	750	(559)	750	(497)
Trade names and non-compete agreements	1,110	(966)	1,110	(916)
Capitalized software development costs	498	(332)	498	(249)
Total	$4,214	$(3,494)	$4,214	$(3,227)

As of September 30, 2015, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2016	$259
2017	365
2018	88
2019	8
$720

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$181	$184
Addition charged to cost of revenues	126	60
Warranty claims	(105)	(64)
Balance at end of period	$202	$180

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Denominator:
Weighted average common shares used in basic and diluted per share computation	31,935	32,585	32,069	32,621
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted per share computation	31,935	32,585	32,069	32,621

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Stock options	3,616	2,061	3,013	2,070
Restricted stock units	184	289	235	242

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement.  As of September 30, 2015, we received approximately $1.3 million in connection with royalty-related earn-outs provisions for a total of $14.9 million in cash from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the six months ended September 30, 2015 and 2014, we recorded a gain on sale of discontinued operation of approximately $106,000 and $95,000, respectively, net of tax, related to the earn-out provisions of the Agreement.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of MET and BTS was initially determined using Level 3 inputs based on a probability weighted calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during Fiscal 2013 and the deferred acquisition payments were completed during Fiscal 2015. There was no remaining contingent consideration liability at September 30, 2015 or March 31, 2015. We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2015 or March 31, 2015.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the six months ended September 30, 2015 and 2014.

5.                                      Credit Facility

We currently have a two-year, $12.0 million revolving line of credit with CB&T, which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2015). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2015 and March 31, 2015, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of September 30, 2015 and March 31, 2015, we were in compliance with all such financial covenants.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except percentages)

Benefit for income taxes	$112	$92	$310	$121
Effective tax rate	19.9%	28.4%	30.9%	28.6%

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

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As of September 30, 2015, the Company is in a position of overall cumulative pre-tax income over the trailing three years. We will continuously reassess the appropriateness of recording a valuation allowance considering the Company’s projections of future income and cumulative income (loss) in the Company’s trailing three years, among other factors. Future operating results may require the Company to record a valuation allowance against some or all of its’ deferred tax assets in Fiscal 2016.

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, we have in the past been, and may in the future be from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. While we cannot accurately predict the outcome of any such litigation, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. Maxxess is currently owned by an investor group that includes one current Iteris director, who is the Chief Executive Officer of Maxxess, and one former Iteris director. The Maxxess investor group also includes one former director of Iteris, Inc. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000, which was subsequently amended and restated on July 23, 2013.

The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.  As of September 30, 2015, approximately $259,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

On June 30, 2015, the Company entered into an agreement with Maxxess to provide professional services to the Company’s Performance Analytics segment, in support of its ClearAg software development initiative. The professional services commenced in July 2015 and are expected to last approximately four months. The total effort under this agreement is limited to 200 hours, billed on a time and materials basis, not to exceed $40,000. During the three month period ended September 30, 2015, approximately $7,000 of professional services were rendered to the Company.

8.                                      Stock-Based Compensation

We currently maintain two separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At September 30, 2015, there were approximately 1,098,000 shares of common stock available for grant or issuance under the 2007 Plan. In September 2015, we granted 1,350,000 stock options to our CEO under the 2007 Plan, using the following black-scholes input assumptions:  i) expected life of approximately 7.3 years, ii) risk-free interest rate of 1.9%, iii) expected volatility of approximately 0.48, and iv) dividend yield of 0%. Total stock options vested and expected to vest were approximately 3.0 million options and 1.8 million options as of September 30, 2015 and 2014, respectively.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2015	2,199	$1.83
Granted	1,490	2.35
Exercised	(185)	1.38
Forfeited	(79)	1.82
Expired	(75)	2.06
Options outstanding at September 30, 2015	3,350	$2.08

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2015 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2015	194
Restricted stock units vested	(46)
Restricted stock units forfeited	(18)
Restricted stock units outstanding at September 30, 2015	130

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$11	$5	$18	$9
Selling, general and administrative expense	88	69	158	155
Research and development expense	14	12	20	21
	$113	$86	$196	$185

At September 30, 2015, there was approximately $2,155,000 and $183,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 3.4 years for stock options and 2.5 years for RSUs.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program, pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in the open- market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and six months ended September 30, 2015, we repurchased approximately 255,000 and 656,000 shares of our common stock, respectively. For the three and six months ended September 30, 2014, we repurchased approximately 145,000 and 323,000 shares of our common stock, respectively. As of September 30, 2015, approximately $1,690,000 remained available for the repurchase of our common stock under our current stock purchase program.

From inception of the original program in August 2011 through September 30, 2015, we repurchased approximately 3,422,000 shares of our common stock for an aggregate repurchase price of approximately $5.6 million at an average price per share of $1.63. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of September 30, 2015.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2015 and 2014:

	Roadway Sensors	Transportation Systems	Performance Analytics	Total
	(In thousands)
Three Months Ended September 30, 2015
Revenues	$11,559	$8,110	$904	$20,573
Segment operating income (loss)	2,288	1,159	(2,357)	1,090

Three Months Ended September 30, 2014
Revenues	$10,196	$7,284	$1,070	$18,550
Segment operating income (loss)	2,123	965	(1,195)	1,893

Six Months Ended September 30, 2015
Revenues	$21,464	$15,488	$1,986	$38,938
Segment operating income (loss)	4,890	2,085	(4,023)	2,952

Six Months Ended September 30, 2014
Revenues	$19,216	$14,949	$2,501	$36,666
Segment operating income (loss)	3,920	1,819	(1,889)	3,850

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Segment operating income:
Total income from reportable segments	$1,090	$1,893	$2,952	$3,850
Unallocated amounts:
Corporate and other expenses	(1,567)	(2,089)	(3,782)	(4,018)
Amortization of intangible assets	(92)	(120)	(184)	(239)
Change in fair value of contingent consideration	—	(4)	—	(8)
Other expense, net	4	—	4	(3)
Interest income, net	4	(5)	7	(4)
Loss from continuing operations before income taxes	$(561)	$(325)	$(1,003)	$(422)

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

Overview

Business Segments. We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics.

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

Performance Analytics

The Performance Analytics segment includes ClearAg, our precision agriculture solution set that combines weather, water, soil and crop health information essential to making informed agricultural decisions.  The segment also includes our performance measurement and information management solution iPeMS, which is a specialized transportation performance measurement and traffic analytics solution as well as our ClearPath Weather branded management tools and weather forecasting capabilities that provide maintenance and treatment recommendation for road networks..

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the macroeconomic dynamics in the U.S., we continue to remain cautious about our overall business. We believean economic slowdown, or a reduction in various funding sources for transportation infrastructure projects and initiatives, may adversely impact our financial results for the foreseeable future, and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and various funding mechanisms exist to support transportation infrastructure and related projects. These include the federal highway bill, bonds, dedicated sales and gas tax measures and other alternative funding sources. Furthermore, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearAg precision agriculture solutions, and we expect positive market acceptance to continue in upcoming quarters.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.7	60.7	60.1	61.5
Gross profit	38.3%	39.3%	39.9%	38.5%
Operating expenses:
Selling, general and administrative	30.5	33.6	32.8	32.5
Research and development	10.1	6.9	9.2	6.5
Amortization of intangible assets	0.4	0.6	0.5	0.7
Change in fair value of contingent consideration	—	0.0	—	0.0
Total operating expenses	41.0	41.1	42.5	39.7
Operating loss	(2.7)	(1.8)	(2.6)	(1.2)
Non-operating income (expense) :
Other income (expense), net	0.0	—	0.0	(0.0)
Interest income (expense), net	0.0	(0.0)	0.0	(0.0)
Loss from continuing operations before income taxes	(2.7)	(1.8)	(2.6)	(1.2)
Benefit for income taxes	0.5	0.5	0.8	0.3
Loss from continuing operations	(2.2)	(1.3)	(1.8)	(0.9)
Gain on sale of discontinued operation, net of tax	0.3	0.2	0.3	0.3
Net loss	(1.9)%	(1.1)%	(1.5)%	(0.6)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Performance Analytics segments.

The following table presents our total revenues for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,			%
	2015	2014	Increase	Change
	(In thousands, except percentages)
Total revenues	$20,573	$18,550	$2,023	10.9%

	Six Months Ended
	September 30,		Increase	%
	2015	2014	(Decrease)	Change
	(in thousands, except percentages)
Total revenues	$38,938	$36,666	$2,272	6.2%

Total revenues for the three months ended September 30, 2015 increased approximately 10.9% to $20.6 million, compared to $18.6 million in the corresponding period in the prior year, primarily due to an increase of approximately 13.4% in Roadway Sensors revenues and an increase of approximately 11.3% in Transportation Systems revenues during the three months ended September 30, 2015. These increases were partially offset by a 15.5% decrease in Performance Analytics revenues in the current period.

Total revenues for the six months ended September 30, 2015 increased approximately 6.2% to $38.9 million, compared to $36.7 million in the corresponding period in the prior year, primarily due to an increase of approximately 11.7% in Roadway Sensors revenues and an increase of approximately 3.6% in Transportation Systems revenues. These increases were partially offset by a 20.6% decrease in Performance Analytics revenues in the current six month period.

Roadway Sensors revenues for the three and six months ended September 30, 2015 were approximately $11.6 million and $21.5 million, respectively, constituting increases of approximately $1.4 million or 13.4% and approximately $2.2 million or 11.7%, respectively, compared to the corresponding prior year periods. The increase in revenues was primarily due to higher unit sales of our legacy Roadway Sensors products, as well as increases in our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market during the six months ended September 30, 2015. For the three months ended September 30, 2015 and 2014, revenue generated through the distribution of OEM products was approximately $1.9 million and approximately $2.2 million, respectively. For the six months ended September 30, 2015 and 2014, revenue generated through the distribution of OEM products was approximately $3.3 million and approximately $3.2 million, respectively. We believe these offerings of OEM products will benefit sales of our core video detection products by providing a more comprehensive suite of traffic solutions to our customers. Going forward, we plan to focus on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to continue focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 products.

Transportation Systems revenues for the three and six months ended September 30, 2015 were approximately $8.1 million and $15.5 million, respectively, reflecting increases of approximately $826,000 or 11.3% and approximately $539,000 or 3.6%, respectively, compared to the corresponding periods in the prior year, primarily as a result of the timing of backlog fulfilment on certain other projects. The Transportation Systems segment backlog was approximately $35.8 million as of September 30, 2015 and approximately $32.3 million as of September 30, 2014. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content, which will likely contribute to variability in the timing and amount of our Transportation Systems revenues and related gross margins from period to period.

Performance Analytics revenues for the three and six months ended September 30, 2015 were approximately $904,000 and $2.0 million, respectively, reflecting decreases of approximately $166,000 or 15.5%, and approximately $515,000 or 20.6%, respectively, compared to the corresponding periods in the prior year, primarily due to delays in contract awards with certain public agencies, deferred revenue on certain iPeMS implementation projects, and the timing of backlog fulfillment on certain other projects in our Performance Analytics segment, as well as seasonally, which typically impacts our first and second quarter, due to less weather conditions. Going forward, we plan to continue investing in this segment, particularly in the research and development, and sales and marketing of the ClearAg, ClearPath Weather and iPeMS performance measurement solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets, by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and application intellectual property.

Gross Profit.  The following table presents details of our gross profit for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,			%
	2015	2014	Increase	Change
	(In thousands, except percentages)
Gross profit	$7,883	$7,299	$584	8.0%
Gross profit as a % of total revenues	38.3%	39.3%

	Six Months Ended
	September 30,		Increase	%
	2015	2014	(Decrease)	Change
	(in thousands, except percentages)
Gross profit	$15,521	$14,106	$1,415	10.0%
Gross profit as a % of total revenues	39.9%	38.5%

Our gross profit as a percentage of total revenues decreased approximately 100 basis points for the three months ended September 30,2015, as compared to the corresponding period in the prior year, primarily as a result of the sales mix of products within the Roadway Sensors segment, as well as temporary purchase price variances, increased sales of OEM products, which generally yield lower gross margins than Roadway Sensors core products, and to a lesser extent, an increase in our inventory reserves. Our gross profit as a percentage of total revenues increased approximately 140 basis points for the six months ended September 30,

2015, as compared to the corresponding period in the prior year, primarily due to higher revenues derived from our Roadway Sensors segment, the core products of which generally experienced higher gross profits than our other segments, and which increased to approximately 55.1% of our total revenues for the six months ended September 30, 2015, as compared to 52.4% for the corresponding prior year period.

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

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$4,391	21.3%	$3,476	18.7%	$915	26.3%
Facilities, insurance and supplies	779	3.8	657	3.5	122	18.6
Travel and conferences	511	2.5	431	2.3	80	18.6
Professional and outside services	507	2.5	1,486	8.0	(979)	(65.9)
Other	98	0.5	158	1.0	(60)	(38.0)
Selling, general and administrative	$6,286	30.6%	$6,208	33.5%	$78	1.3%

	Six Months Ended		Six Months Ended
	September 30, 2015		September 30, 2014
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$8,582	22.0%	$7,098	19.4%	$1,484	20.9%
Facilities, insurance and supplies	1,390	3.6	1,288	3.5	102	7.9
Travel and conferences	1,031	2.6	799	2.2	232	29.0
Professional and outside services	1,557	4.0	2,478	6.8	(921)	(37.2)
Other	216	0.6	245	0.6	(29)	(11.8)
Selling, general and administrative	$12,776	32.8%	$11,908	32.5%	$868	7.3%

The overall increase in selling, general and administrative expense for the three and six months ended September 30, 2015, as compared to the corresponding periods in the prior year, was primarily due to planned investments in Performance Analytics sales and marketing, including the salesforce headcount that increased by six employees, which resulted in higher salary and personnel-related costs and travel expenses. The overall increase was also attributable to certain transition costs of the Company’s previous CEO and interim CEO. These planned increases in selling, general and administrative expense were offset by decreases in professional and outside services for audit fees incurred in connection with the audit of our financial statements for the fiscal year ended March 31, 2014 (“Fiscal 2014”). As previously disclosed, the Company delayed its Fiscal 2014 earnings release and the filing of its Annual Report on Form 10-K for Fiscal 2014 until September 3, 2014, due to additional procedures performed by its auditors related to contract revenue testing. As a result of these additional procedures and related delays, we incurred an increase of approximately $1,020,000 in audit fees during the first and second quarters of Fiscal 2015. In addition, we incurred approximately $500,000 of outside professional consulting costs to assist with the completion of the Fiscal 2014 annual audit during the first six months of Fiscal 2015.

Research and Development Expense.  The following table presents research and development expense for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$924	4.5%	$687	3.7%	$237	34.5%
Facilities, development and supplies	575	2.8	368	2.0	207	56.3
Other	575	2.8	232	1.2	343	147.8
Research and development	$2,074	10.1%	$1,287	6.9%	$787	61.1%

	Six Months Ended		Six Months Ended
	September 30, 2015		September 30, 2014
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,652	4.2%	$1,261	3.4%	$391	31.0%
Facilities, development and supplies	1,113	2.9	741	2.0	372	50.2
Other	810	2.1	364	1.1	446	122.5
Research and development	$3,575	9.2%	$2,366	6.5%	$1,209	51.1%

The overall increase in research and development expense for the three and six months ended September 30, 2015, compared to the corresponding periods in the prior year, was primarily due to an  increase in headcount by five employees, which resulted in higher salary and personnel-related costs.  The increases were also attributable to research costs for certain software and application developments in the Performance Analytics segment and investments in securing intellectual property rights.

The Performance Analytics segment continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first half of Fiscal 2016. Going forward, we expect to continue investing in our Performance Analytics segment to enhance the ClearAg, ClearPath Weather and iPeMS solutions.

Fair Value of Contingent Acquisition Consideration.  During the six months ended September 30, 2015 and 2014, we recorded a net increase of approximately $0 and $8,000, respectively, to operating expenses in the unaudited consolidated statement of operations for the change in estimated fair value of contingent consideration related to our prior acquisition of Berkeley Transportation Systems, Inc. The Company has no contingent consideration liabilities remaining as of September 30, 2015.

Income Taxes.  The following tables present our provision for income taxes for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,			%
	2015	2014	Decrease	Change
	(In thousands, except percentages)
Benefit for income taxes	$112	$92	$20	22%
Effective tax rate	19.9%	28.4%

	Six Months Ended
	September 30,		(Increase)%
	2015	2014	Decrease	Change
	(In thousands, except percentages)
Benefit for income taxes	$310	$121	$189	156%
Effective tax rate	30.9%	28.6%

Our effective tax rates in the three and nine months ended September 30, 2015 differed from the corresponding periods in the prior year primarily due to the impact of permanent nondeductible expenses and tax credits generated relative to the level of pretax loss incurred in the respective periods.

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

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As of September 30, 2015, the Company is in a position of overall cumulative pre-tax income over the trailing three years. We will continuously reassess the appropriateness of recording a valuation allowance considering the Company’s projections of future income and  cumulative income (loss) in the Company’s trailing three years, among other factors. Future operating results may require the Company to record a valuation allowance against some or all of its’ deferred tax assets in Fiscal 2016.

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

At September 30, 2015, we had $29.4 million in working capital, which included $19.1 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2015, which included $22.0 million in cash and cash equivalents and reflected no borrowings on our line of credit. Included in prepaid expenses and other current assets at September 30, 2015 and March 31, 2015 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. We expect such cash collateral restrictions to remain in place through Fiscal 2016.

The following table summarizes our cash flows for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$(1,470)	$2,798
Investing activities	(391)	(245)
Financing activities	(963)	(581)

Operating Activities.  Cash used in our operations for the six months ended September 30, 2015 was primarily the result of approximately $1.3 million used in working capital and our net loss of approximately $587,000, adjusted by approximately $402,000 in non-cash items for deferred income taxes, depreciation, amortization, stock-based compensation expense, gain on the sale of discontinued operation and loss on disposal of property and equipment.

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

Investing Activities.  Net cash used in our investing activities during the six months ended September 30, 2015 was the result of approximately $485,000 for purchases of property and equipment, which was offset by approximately $94,000 in proceeds from the sale of the Vehicle Sensors segment. Net cash used in our investing activities during the six months ended September 30, 2014 consisted of approximately $343,000 for purchases of property and equipment, which was offset by approximately $98,000 in proceeds from the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash used in financing activities during the six months ended September 30, 2015 was the result of approximately $1.2 million in cash used to repurchase shares of our common stock. Net cash used in financing activities during the six months ended September 30, 2014 was primarily the result of approximately $594,000 in cash used to repurchase shares of our common stock pursuant to our stock repurchase program.

Borrowings

We currently have a two-year, $12.0 million revolving line of credit with CB&T, which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.25% at September 30, 2015). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of September 30, 2015 and March 31, 2015, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of September 30, 2015 and March 31, 2015, we were in compliance with all such financial covenants.

Off Balance Sheet Arrangements

Other than our operating leases, we do not believe we have any other material off balance sheet arrangements at September 30, 2015.

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

Governmental budgets and plans are subject to change without warning. Certain risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments or agendas, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, and the current constraints on government budgets at the federal, state and local level, and the ongoing uncertainty as to the timing and accessibility to government funding could cause our revenues and income to drop substantially or to fluctuate significantly between fiscal periods.

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

We recently expanded our performance analytics capabilities to address a new market segment, the agricultural market, which may not broadly except our technologies and new products.The application of precision analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional research and development and sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new performance analytics products and services could have longer than accepted sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other companies in this market will perceive the value proposition of our performance analytics or that our new products for this market, ClearAg solutions, will achieve broad market acceptance in the near future or at all.  If the agricultural market fails to understand the benefit of our performance analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

The economic slowdown has reduced and delayed government funding for transportation infrastructure projects and initiatives, decreased availability of financial capital for our customers and adversely impacted real estate development, all of which have adversely impacted our revenues.  Decreased consumer spending, the failure of certain financial institutions and businesses, concerns about the availability and cost of credit, and reduced corporate profits and capital spending have resulted in a downturn in worldwide economic conditions, as well as budgetary shortfalls at all levels of government. These unfavorable economic conditions are having, and are expected to continue to have, a negative impact on customer orders and government funding of infrastructure projects incorporating our products and services. Such factors have resulted and may continue to result in delays, cancellations and rescheduling of backlog and customer orders. Any of the foregoing economic conditions may adversely affect our revenues in future periods and make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Additionally, there was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill. The current federal highway bill, which provides federal funding for highway, transit, safety and related transportation programs, was due to expire at the end of May 2015, and the House approved extensions to maintain funding for the Highway Trust Fund through December 18, 2015. While the extensions have resolved the immediate uncertainty in federal funding, our Transportation Systems revenues and overall financial performance in future periods could be negatively affected as funding concerns persist. Furthermore, despite any extension of the federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

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

The markets in which we operate are highly competitive and have many more established competitors than us [NOTE: this phrase does seem to make logical sense], which could adversely affect our revenues or the market acceptance of our products.  We compete with numerous other companies in our target markets including, but not limited to, large, multi-national corporations and many smaller regional engineering firms.

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

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis.  For the quarter ended September 30, 2015, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company’s segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

We may experience production gaps that could materially and adversely impact our sales and financial results and the ultimate acceptance of our products.  It is possible that we could experience unforeseen quality control issues or part shortages as we adjust production to meet current demand for our products. We have historically used single suppliers for certain significant components in our products. Should any such delay or disruption occur, or should a key supplier discontinue operations, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins.

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

Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may also materially and adversely affect our operating results due to large writeoffs, contingent liabilities, substantial depreciation, deferred compensation charges or intangible asset amortization, or other adverse tax or accounting consequences. We cannot assure you that we will be able to identify or consummate any additional acquisitions, successfully integrate any acquisitions or realize the benefits anticipated from any acquisition.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  We have historically experienced volatility in our earnings and cash flows from operations from year to year. Although we have a revolving line of credit, which includes, among other things, a failure to meet certain financial covenants and a material adverse change in the business, the bank could choose to not provide covenant waivers, or limit or take away our ability to borrow these or any funds. Should this occur, or if the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 2012 through October 2015, our common stock has traded at prices as low as $1.25 per share and as high as $2.96 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to our existing stock repurchase program, pursuant to which we may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

From inception of the original stock repurchase program in August 2011 through September 30, 2015, we repurchased approximately 3,422,000 shares of our common stock for an aggregate repurchase price of approximately $5.6 million at an average purchase price of $1.63 per share. The table below details our common stock repurchases during the three months ended September 30, 2015. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of September 30, 2015, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

July 1-31, 2015	158,630	$1.73	158,630
August 1-31, 2015	96,138	1.88	96,138
September 1-30, 2015	—	—	—
Total	254,768	$1.79	254,768	$1,689,675

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
10.1	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2015

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

Dated: November 10, 2015	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located
10.1	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2015

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS#	XBRL Instance Document	Filed herewith

101.SCH#	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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