Form 10-Q
period 2015-12-31
ITERIS, INC.
filed 2016-02-11
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 1, 2016, there were 32,038,329 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries. Abacus®, ClearAg®, ClearPath 511®, ClearPath Weather®, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, Next®, P10™, P100™, Radius™, Reverse 511™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, Vantage Next®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, and VersiCam™ are among the trademarks and registered trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	December 31,	March 31,
	2015	2015

Assets
Current assets:
Cash and cash equivalents	$18,381	$21,961
Trade accounts receivable, net of allowance for doubtful accounts of $414 and $314 at December 31, 2015 and March 31, 2015, respectively	11,851	11,206
Costs and estimated earnings in excess of billings on uncompleted contracts	4,111	4,266
Inventories	3,044	3,062
Deferred income taxes	116	2,680
Prepaid expenses and other current assets	1,727	1,338
Total current assets	39,230	44,513
Property and equipment, net	2,124	1,990
Deferred income taxes	—	5,610
Intangible assets, net	587	987
Goodwill	17,318	17,318
Other assets	201	214
Total assets	$59,460	$70,632

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,232	$5,915
Accrued payroll and related expenses	4,320	4,871
Accrued liabilities	1,171	1,320
Billings in excess of costs and estimated earnings on uncompleted contracts	2,471	1,549
Total current liabilities	13,194	13,655
Deferred rent	769	826
Deferred income taxes	794	—
Unrecognized tax benefits	194	183
Total liabilities	14,951	14,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2015 and March 31, 2015
Issued and outstanding shares - 32,038 at December 31, 2015 and 32,411 at March 31, 2015	3,205	3,242
Additional paid-in capital	135,179	135,572
Accumulated deficit	(93,875)	(82,846)
Total stockholders’ equity	44,509	55,968
Total liabilities and stockholders’ equity	$59,460	$70,632

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Total revenues	$19,014	$17,540	$57,952	$54,206
Cost of revenues	11,803	10,678	35,220	33,238
Gross profit	7,211	6,862	22,732	20,968
Operating expenses:
Selling, general and administrative	6,400	5,734	19,176	17,642
Research and development	1,853	1,618	5,428	3,984
Amortization of intangible assets	92	102	276	341
Change in fair value of contingent consideration	—	1	—	9
Total operating expenses	8,345	7,455	24,880	21,976
Operating loss	(1,134)	(593)	(2,148)	(1,008)
Non-operating income (expense) :
Other (expense) income, net	(3)	(8)	1	(11)
Interest income, net	3	6	10	2
Loss from continuing operations before income taxes	(1,134)	(595)	(2,137)	(1,017)
(Expense) benefit for income taxes	(9,365)	441	(9,055)	562
Loss from continuing operations	(10,499)	(154)	(11,192)	(455)
Gain on sale of discontinued operation, net of tax	57	56	163	151
Net loss	$(10,442)	$(98)	$(11,029)	$(304)

Loss per share from continuing operations - basic and diluted	$(0.33)	$(0.00)	$(0.35)	$(0.01)
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00	$0.01	$0.00
Net loss per share - basic and diluted	$(0.33)	$(0.00)	$(0.34)	$(0.01)

Shares used in basic per share calculations	32,013	32,568	32,051	32,603
Shares used in diluted per share calculations	32,013	32,568	32,051	32,603

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(11,029)	$(304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	8,874	(484)
Depreciation of property and equipment	482	380
Stock-based compensation	429	274
Amortization of intangible assets	400	464
Change in fair value of contingent consideration	—	9
Gain on sale of discontinued operation, net of tax	(163)	(151)
Loss on disposal of property and equipment	57	11
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(645)	1,341
Net costs and estimated earnings in excess of billings	1,077	1,334
Inventories	18	(227)
Prepaid expenses and other assets	(396)	(277)
Accounts payable and accrued expenses	(1,436)	(20)
Net cash (used in) provided by operating activities	(2,332)	2,350

Cash flows from investing activities
Purchases of property and equipment	(673)	(858)
Net proceeds from sale of discontinued operation	284	99
Net cash used in investing activities	(389)	(759)

Cash flows from financing activities
Deferred payment for prior business combination	—	(336)
Repurchases of common stock	(1,194)	(606)
Proceeds from stock option exercises	367	33
Tax withholding payment related to net share settlements of restricted stock units	(32)	(20)
Net cash used in financing activities	(859)	(929)
(Decrease) increase in cash and cash equivalents	(3,580)	662
Cash and cash equivalents at beginning of period	21,961	20,414
Cash and cash equivalents at end of period	$18,381	$21,076

Supplemental cash flow information:
Cash received for interest	$10	$7
Cash paid for income taxes	$177	$108

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2015

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

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“Fiscal 2015”), filed with the SEC on June 18, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended December 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2016 (“Fiscal 2016”) or any other periods.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude our former vehicle sensors operation, which has been classified as a discontinued operation. See Note 3, “Sale of Vehicle Sensors,” for further discussion related to the discontinued operation presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost-plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill and fair value of our stock option awards used to calculate the stock-based compensation.

Revenue Recognition

Product revenues and related costs of sales are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery under the terms of the arrangement has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the receivable is reasonably assured. These criteria are typically met at the time of product shipment but, in certain circumstances, may not be met until receipt or acceptance by the customer. Accordingly, at the date revenue is recognized, the significant obligations or uncertainties concerning the sale have been resolved.

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. Certain Performance Analytics revenues are also derived from long-term contracts with governmental agencies, as well as contracts with commercial companies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost-plus fixed fee or time-and-materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

We recognize revenue from the sale of deliverables that are part of a multiple-element arrangement in accordance with applicable accounting guidance that establishes a relative selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) of fair value is available for that deliverable. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) that has stand-alone value based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

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

We have historically had a diverse customer base. For the three and nine months ended December 31, 2015, no individual customer represented greater than 10% of our total revenues. For the three and nine months ended December 31, 2014, one individual customer represented approximately 12% and 11% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues during these periods.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.7 million as of December 31, 2015 and $1.3 million as of March 31, 2015 and included approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through 2016.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.  We monitor the indicators for goodwill impairment testing between annual tests. As of December 31, 2015, following a qualitative review of the Company’s Performance Analytics reporting unit, management determined that no adjustments to the carrying value of its goodwill and intangible assets were required. However, if the reporting unit is unable to continue signing new contracts, it is possible that the carrying values of its related assets, including goodwill, could be reduced following our annual fourth fiscal quarter impairment testing or within the next 12 months.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of December 31, 2015, there was no impairment to our long-lived and intangible assets.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) to simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The standard may be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating ASU 2015-17 to determine if this standard will have a material impact on our consolidated financial statements.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2015	2015
	(In thousands)
Materials and supplies	$1,601	$1,566
Work in process	293	216
Finished goods	1,150	1,280
	$3,044	$3,062

Intangible Assets

There no indefinite lived intangible assets on our consolidated balance sheets. The following table presents details of our net intangible assets:

	December 31, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,673)	$1,856	$(1,565)
Customer contracts / relationships	750	(590)	750	(497)
Trade names and non-compete agreements	1,110	(991)	1,110	(916)
Capitalized software development costs	498	(373)	498	(249)
Total	$4,214	$(3,627)	$4,214	$(3,227)

As of December 31, 2015, future estimated amortization expense is as follows:

Fiscal Year Ending March 31:
(In thousands)
Remainder of 2016	$126
2017	365
2018	88
2019	8
$587

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$181	$184
Addition charged to cost of revenues	174	98
Warranty claims	(159)	(102)
Balance at end of period	$196	$180

Comprehensive Income

Comprehensive income is equal to net income for all periods presented in the accompanying unaudited consolidated statements of operations.

Loss Per Share

The following table sets forth the reconciliation of weighted average common shares used in basic per share computations and weighted average common shares used in diluted per share computations in the unaudited consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)
Denominator:
Weighted average common shares used in basic per share computations	32,013	32,568	32,051	32,603
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted per share computations	32,013	32,568	32,051	32,603

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)

Stock options	3,667	2,391	3,231	2,177
Restricted stock units	193	201	221	197

3.             Sale of Vehicle Sensors

On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr-Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement.  From the date of the asset sale through December 31, 2015, we received approximately $1.5 million in connection with royalty-related earn-outs provisions for a total of $14.9 million in cash from the asset sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the three months ended December 31, 2015 and 2014, we recorded a gain on sale of discontinued operation of approximately $57,000 and $56,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement. For the nine months ended December 31, 2015 and 2014, we recorded a gain on sale of discontinued operation of approximately $163,000 and $151,000, respectively, net of tax, related to the earn-out provisions.

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

The liability for the estimated fair value of the contingent consideration in connection with our acquisitions of Meridian Environmental Technology, Inc. (“MET”) in January 2011 and Berkeley Transportation Systems, Inc. (“BTS”) in November 2011 was initially determined using Level 3 inputs based on a probability weighted calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during the fiscal year ended March 31, 2013 and the deferred acquisition payments were completed during Fiscal 2015. There was no remaining contingent consideration liability at December 31, 2015 or March 31, 2015. We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2015 or March 31, 2015.

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the nine months ended December 31, 2015 and 2014.

5.             Credit Facility

We currently have a two-year, $12.0 million revolving line of credit with California Bank & Trust (“CB&T”), which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.50% at December 31, 2015). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2015 and March 31, 2015, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of December 31, 2015 and March 31, 2015, we were in compliance with all such financial covenants.

6.             Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands, except percentages)

Benefit for income taxes	$700	$441	$1,010	$562
Change in valuation allowance	(10,065)	—	(10,065)	—
Total tax (expense) benefit	$(9,365)	$441	$(9,055)	$562
Effective tax rate	826.6%	(74.1)%	423.8%	(55.3)%

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

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2015, the Company had generated a cumulative pre-tax loss over the trailing three years. As such, we considered it appropriate to record a valuation allowance of approximately $10.1 million in our third quarter of Fiscal 2016 against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

7.             Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company has in the past been, and may in the future be from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, except as described below, material proceeding, including whether the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

November 30, 2015, the City of Detroit, Michigan (the “City”) filed a lawsuit against the Company in the United States Bankruptcy Court for the Eastern District of Michigan alleging that the Company received a payment in the amount of approximately $124,000 from the City during the 90-day period prior to the City’s bankruptcy filing in 2013. At this time, it is too early to predict the outcome of this matter or the resulting financial impact to us, if any. However, we dispute the allegations of wrongdoing, as we believe the alleged payment was made to us in the normal course of business, and we intend to vigorously defend ourselves in this matter.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. Maxxess is currently owned by an investor group that includes one current Iteris director, who is the Chief Executive Officer of Maxxess, and one former Iteris director.   The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000.  Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013.

The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million.  As of December 31, 2015, approximately $219,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved.

On June 30, 2015, the Company entered into an agreement with Maxxess to provide professional services for the Company’s Performance Analytics segment, in support of its ClearAg software development initiative. The professional services commenced in July 2015 and continued through December 31, 2015. The total effort under this agreement was limited to 200 hours, billed on a time and materials basis, not to exceed $40,000. During the three and nine month periods ended December 31, 2015, approximately $33,000 and $40,000 of professional services were rendered to the Company.

8.             Stock-Based Compensation

We currently maintain two separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At December 31, 2015, there were approximately 902,000 shares of common stock available for grant or issuance under the 2007 Plan. In September 2015, we granted 1,350,000 stock options to our new CEO under the 2007 Plan, using the following Black-Scholes input assumptions on the date of the grant:  (i) expected life of approximately 7.3 years, (ii) risk-free interest rate of 1.9%, (iii) expected volatility of approximately 0.48, and (iv) dividend yield of 0%. Total stock options vested and expected to vest were approximately 2.9 million and 2.2 million as of December 31, 2015 and 2014, respectively.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)

Options outstanding at March 31, 2015	2,199	$1.83
Granted	1,808	2.35
Exercised	(235)	1.57
Forfeited	(79)	1.82
Expired	(376)	2.36
Options outstanding at December 31, 2015	3,317	$2.07

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2015 is as follows:

Number of
Shares
(In thousands)
Restricted stock units ouststanding at March 31, 2015	194
Restricted stock units granted	63
Restricted stock units vested	(66)
Restricted stock units forfeited	(18)
Restricted stock units outstanding at December 31, 2015	173

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each functional line item on our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$13	$5	$31	$14
Selling, general and administrative expense	205	64	363	219
Research and development expense	15	20	35	41
	$233	$89	$429	$274

At December 31, 2015, there was approximately $2.3 million and $295,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 3.3 years for stock options and 2.8 years for RSUs.

9.             Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program, pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three months ended December 31, 2015, we did not repurchase any shares, and during the nine months ended December 31, 2015, we repurchased approximately 656,000 shares.  For the three and nine months ended December 31, 2014, we repurchased approximately 7,000 shares and 330,000 shares of our common stock, respectively. As of December 31, 2015, approximately $1.7 million remained available for the repurchase of our common stock under our current stock purchase program.. All repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock as of December 31, 2015.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2015 and 2014:

	Roadway Sensors	Transportation Systems	Performance Analytics	Total
	(In thousands)
Three Months Ended December 31, 2015
Revenues	$9,771	$7,796	$1,447	$19,014
Segment operating income (loss)	1,672	1,017	(1,913)	776

Three Months Ended December 31, 2014
Revenues	$8,112	$7,796	$1,632	$17,540
Segment operating income (loss)	1,053	1,381	(1,455)	979

Nine Months Ended December 31, 2015
Revenues	$31,235	$23,283	$3,434	$57,952
Segment operating income (loss)	6,562	3,101	(5,936)	3,727

Nine Months Ended December 31, 2014
Revenues	$27,328	$22,745	$4,133	$54,206
Segment operating income (loss)	4,972	3,202	(3,344)	4,830

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)
Segment operating income:
Total income from reportable segments	$776	$979	$3,727	$4,830
Unallocated amounts:
Corporate and other expenses	(1,818)	(1,469)	(5,599)	(5,488)
Amortization of intangible assets	(92)	(102)	(276)	(341)
Change in fair value of contingent consideration	—	(1)	—	(9)
Other expense, net	(3)	(8)	1	(11)
Interest income, net	3	6	10	2
Loss from continuing operations before income taxes	$(1,134)	$(595)	$(2,137)	$(1,017)

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog and manufacturing capabilities, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development and the market acceptance of our products,  services and technologies. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the macroeconomic dynamics in the U.S., we continue to remain cautious about our overall business. We believe an economic slowdown, or a reduction in various funding sources for transportation infrastructure projects and initiatives, may adversely impact our financial results and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and various funding mechanisms exist to support transportation infrastructure and related projects. These include the federal highway bill, bonds, dedicated sales and gas tax measures and other alternative funding sources. Furthermore, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearAg precision agriculture solutions, and we expect positive market acceptance to continue in upcoming quarters.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.1	60.9	60.8	61.3
Gross profit	37.9%	39.1%	39.2%	38.7%
Operating expenses:
Selling, general and administrative	33.7	32.7	33.0	32.6
Research and development	9.7	9.2	9.4	7.3
Amortization of intangible assets	0.5	0.6	0.5	0.6
Change in fair value of contingent consideration	—	0.0	—	0.0
Total operating expenses	43.9	42.5	42.9	40.5
Operating loss	(6.0)	(3.4)	(3.7)	(1.8)
Non-operating income (expense) :
Other (expense) income, net	(0.0)	(0.0)	0.0	(0.0)
Interest income, net	0.0	0.0	0.0	0.0
Loss from continuing operations before income taxes	(6.0)	(3.4)	(3.7)	(1.8)
(Expense) benefit for income taxes	(49.2)	2.5	(15.6)	1.0
Loss from continuing operations	(55.2)	(0.9)	(19.3)	(0.8)
Gain on sale of discontinued operation, net of tax	0.3	0.3	0.3	0.3
Net loss	(54.9)%	(0.6)%	(19.0)%	(0.5)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Performance Analytics segments.

The following table presents our total revenues for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,			%
	2015	2014	Increase	Change
	(In thousands, except percentages)
Total revenues	$19,014	$17,540	$1,474	8.4%

	Nine Months Ended
	December 31,			%
	2015	2014	Increase	Change
	(in thousands, except percentages)
Total revenues	$57,952	$54,206	$3,746	6.9%

Total revenues for the three months ended December 31, 2015 increased approximately 8.4% to $19.0 million, compared to $17.5 million in the corresponding period in the prior year, due to an increase of approximately 20.5% in Roadway Sensors revenues. This increase was offset in part by a decrease of approximately 11.3% in Performance Analytics revenues in the current period, while Transportation Systems revenues remained relatively flat during this period.

Total revenues for the nine months ended December 31, 2015 increased approximately 6.9% to $58.0 million, compared to $54.2 million in the corresponding period in the prior year, primarily due to an increase of approximately 14.3% in Roadway Sensors revenues and an increase of approximately 2.4% in Transportation Systems revenues. These increases were partially offset by a decrease of approximately 16.9% in Performance Analytics revenues in the current nine month period.

Roadway Sensors revenues for the three and nine months ended December 31, 2015 were approximately $9.8 million and $31.2 million, respectively, constituting increases of approximately $1.7 million or 20.5% and approximately $3.9 million or 14.3%, respectively, compared to the corresponding prior year periods. The increase in total revenues was primarily due to higher unit sales of our legacy Roadway Sensors products, and to a lesser extent, due to increases in our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market during the nine months ended December 31, 2015. For the three months ended December 31, 2015 and 2014, revenue generated through the distribution of OEM products was approximately $1.7 million and approximately $0.9 million, respectively. For the nine months ended December 31, 2015 and 2014, revenue generated through the distribution of OEM products was approximately $4.4 million and approximately $4.1 million, respectively.  While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products will benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to continue growing reveues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processor and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to grow revenues by focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 products.

Transportation Systems revenues for the three and nine months ended December 31, 2015 were approximately $7.8 million and $23.3 million, respectively, reflecting approximately the same amount and an increase of approximately $538,000 or 2.4%, respectively, compared to the corresponding periods in the prior year. The Transportation Systems segment backlog experienced significant growth and reached approximately $51.7 million as of December 31, 2015, compared to approximately $32.0 million as of December 31, 2014. During the third quarter of Fiscal 2016, the Company entered into two large Transportation Systems contracts that increased our total backlog as of December 31, 2015 by approximately $20 million, with potential for additional contract funding in future periods.  Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content. While larger contacts will likely contribute to overall revenue growth, the mix of sub-consulting content will likely affect the related gross profit from period to period, as revenues derived from sub-consultants generally have lower gross margins than our professional services.

Performance Analytics revenues for the three and nine months ended December 31, 2015 were approximately $1.4 million and $3.4 million, respectively, reflecting decreases of approximately $185,000 or 11.3% and approximately $699,000 or 16.9%, respectively, compared to the corresponding periods in the prior year These decreases were due to reductions in our iPeMS revenues as a result of deferred revenue on certain iPeMS implementation projects, delays in contract awards with certain public agencies, and the timing of backlog fulfillment on certain other projects, which were partially offset by increased revenues from our ClearAg solutions under newly signed contracts during Fiscal 2016. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg, ClearPath Weather and iPeMS performance measurement solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and application intellectual property.

Gross Profit.  The following table presents details of our gross profit for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,			%
	2015	2014	Increase	Change
	(In thousands, except percentages)
Gross profit	$7,211	$6,862	$349	5.1%
Gross profit as a % of total revenues	37.9%	39.1%

	Nine Months Ended
	December 31,			%
	2015	2014	Increase	Change
	(in thousands, except percentages)
Gross profit	$22,732	$20,968	$1,764	8.4%
Gross profit as a % of total revenues	39.2%	38.7%

Our gross profit as a percentage of total revenues decreased approximately 120 basis points for the three months ended December 31, 2015, as compared to the corresponding period in the prior year, primarily as a result of the sales mix of products within the Roadway Sensors segment and increased sales of OEM products, which generally yield lower gross margins than Roadway Sensors core products. Our gross profit as a percentage of total revenues increased approximately 50 basis points for the nine months ended December 31, 2015, as compared to the corresponding period in the prior year, primarily due to higher revenues derived from our Roadway Sensors segment, the core products of which generally experienced higher gross profits than our other segments, and which increased to approximately 53.9% of our total revenues for the nine months ended December 31, 2015, as compared to 50.4% for the corresponding prior year period.

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

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Three Months Ended
	December 31, 2015		December 31, 2014
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$4,596	24.2%	$4,020	22.9%	$576	14.3%
Facilities, insurance and supplies	641	3.4	615	3.5	26	4.2
Travel and conferences	478	2.5	449	2.6	29	6.5
Professional and outside services	468	2.5	639	3.6	(171)	(26.8)
Other	217	1.1	11	0.2	206	1,872.7
Selling, general and administrative	$6,400	33.7%	$5,734	32.8%	$666	11.6%

	Nine Months Ended		Nine Months Ended
	December 31, 2015		December 31, 2014
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$13,178	22.7%	$11,118	20.5%	$2,060	18.5%
Facilities, insurance and supplies	2,031	3.5	1,903	3.5	128	6.7
Travel and conferences	1,510	2.6	1,248	2.3	262	21.0
Professional and outside services	2,025	3.5	3,117	5.8	(1,092)	(35.0)
Other	432	0.7	256	0.4	176	68.8
Selling, general and administrative	$19,176	33.0%	$17,642	32.5%	$1,534	8.7%

The overall increase in selling, general and administrative expense for the three and nine months ended December 31, 2015, as compared to the corresponding periods in the prior year, was primarily due to planned investments in Performance Analytics sales and marketing, including an increase in the salesforce headcount, as well as increased headcount in general and administrative positions, which resulted in higher salary and personnel-related costs. The overall increase during the nine months ended December 31, 2015 was also attributable to certain transition costs relating to the Company’s previous CEO and interim CEO. These increases in sales, marketing, general and administrative expenses were offset by decreases in professional and outside services for audit fees incurred during the nine months ended December 31, 2014 in connection with the audit of our financial statements for the fiscal year ended March 31, 2014 (“Fiscal 2014”). As previously disclosed, the Company delayed its Fiscal 2014 earnings release and the filing of its Annual Report on Form 10-K for Fiscal 2014 until September 3, 2014, due to additional procedures performed by its auditors related to contract revenue testing. As a result of these additional procedures and related delays, we incurred an increase of approximately $1.0 million in audit fees during the first and second quarters of Fiscal 2015. In addition, we incurred approximately $500,000 of outside professional consulting costs to assist with the completion of the Fiscal 2014 annual audit during the first nine months of Fiscal 2015.

Research and Development Expense.  The following table presents research and development expense for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Three Months Ended
	December 31, 2015		December 31, 2014
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$935	4.9%	$641	3.7%	$294	45.9%
Facilities, development and supplies	633	3.3	371	2.1	262	70.6
Other	285	1.5	606	3.4	(321)	(53.0)
Research and development	$1,853	9.7%	$1,618	9.2%	$235	14.5%

	Nine Months Ended		Nine Months Ended
	December 31, 2015		December 31, 2014
		% of		% of		%
	Amount	Revenues	Amount	Revenues	Increase	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,587	4.5%	$1,902	3.5%	$685	36.0%
Facilities, development and supplies	1,746	3.0	1,112	2.1	634	57.0
Other	1,095	1.9	970	1.8	125	12.9
Research and development	$5,428	9.4%	$3,984	7.4%	$1,444	36.2%

The overall increase in research and development expense for the three and nine months ended December 31, 2015, compared to the corresponding periods in the prior year, was primarily due to an increase in headcount.  For the nine month period ended December 31, 2015, headcount increased by eight employees, which resulted in higher salary and personnel-related costs.  The increases were also attributable to research costs for certain software and application developments in the Performance Analytics segment and investments in securing intellectual property rights.

The Performance Analytics segment continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first half of Fiscal 2016. Going forward, we expect to continue investing in our Performance Analytics segment to enhance the ClearAg, ClearPath Weather and iPeMS solutions. This continued investment may result in increases in research and development costs.

Fair Value of Contingent Acquisition Consideration.  During the nine months ended December 31, 2015 and 2014, we recorded a net increase of approximately $0 and $9,000, respectively, to operating expenses in the unaudited consolidated statement of operations for the change in estimated fair value of contingent consideration related to our prior acquisition of Berkeley Transportation Systems, Inc. The Company has no contingent consideration liabilities remaining as of December 31, 2015.

Income Taxes.  The following tables present our provision for income taxes for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		(Increase)%
	2015	2014	Decrease	Change
	(In thousands, except percentages)
Benefit for income taxes	$700	$441	$259
Change in valuation allowance	(10,065)	—	(10,065)
Total tax (expense) benefit	$(9,365)	$441	$(9,806)	(2,224)%
Effective tax rate	826.6%	(74.1)%

	Nine Months Ended
	December 31,		(Increase)%
	2015	2014	Decrease	Change
	(In thousands, except percentages)
Benefit for income taxes	$1,010	$562	$448
Change in valuation allowance	(10,065)	—	(10,065)
Total tax (expense) benefit	$(9,055)	$562	$(9,617)	(1,711)%
Effective tax rate	423.8%	(55.3)%

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

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2015, the Company had generated a cumulative pre-tax loss over the trailing three years. As such, we considered it appropriate to record a valuation allowance of approximately $10.1 million in our third quarter of Fiscal 2016 against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

At December 31, 2015, we had $26.0 million in working capital, which included $18.4 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2015, which included $22.0 million in cash and cash equivalents and reflected no borrowings on our line of credit. Included in prepaid expenses and other current assets at December 31, 2015 and March 31, 2015 is approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. We expect such cash collateral restrictions to remain in place through 2016.

The following table summarizes our cash flows for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(2,332)	$2,350
Investing activities	(389)	(759)
Financing activities	(859)	(929)

Operating Activities.  Cash used in our operations for the nine months ended December 31, 2015 was primarily the result of approximately $1.4 million working capital used and our net loss of approximately $11.0 million, adjusted by approximately $10.1 million in non-cash items, of which $10 million related to our allowance for deferred income taxes.  Such non-cash items also included higher stock-based compensation primarily due to the recent large equity grant to our new CEO, as well as depreciation, amortization, gain on the sale of discontinued operation and loss on disposal of property and equipment.

Cash provided by our operations for the nine months ended December 31, 2014 was primarily the result of our net loss of $304,000 adjusted by approximately $483,000 in non-cash items for deferred income taxes, depreciation, amortization, stock-based compensation expense, gain on sale of discontinued operations and adjustments to deferred tax assets. This was increased by approximately $2.2 million provided by working capital, consisting of approximately $2.7 million from accounts receivable and net costs and estimated earnings in excess of billings, offset by a decrease of approximately $524,000 for inventories, prepaid expenses and other assets, and accounts payable and accrued expenses.

Investing Activities.  Net cash used in our investing activities during the nine months ended December 31, 2015 was the result of approximately $673,000 for purchases of property and equipment, which was offset by approximately $284,000 in proceeds from the sale of the Vehicle Sensors segment. Net cash used in our investing activities during the nine months ended December 31, 2014 consisted of approximately $858,000 for purchases of property and equipment, which was partially offset by approximately $99,000 in proceeds from the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash used in financing activities during the nine months ended December 31, 2015 was the result of approximately $1.2 million in cash used to repurchase shares of our common stock and approximately $367,000 of cash proceeds from the exercises of stock options. Net cash used in financing activities during the nine months ended December 31, 2014 was primarily the result of approximately $606,000 in cash used to repurchase shares of our common stock pursuant to our stock repurchase program and approximately $336,000 used to make the final deferred payment for a prior business acquisition.

Borrowings

We currently have a two-year, $12.0 million revolving line of credit with CB&T, which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.50% at December 31, 2015). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of December 31, 2015 and March 31, 2015, no amounts were outstanding under the line of credit with CB&T. Availability under this line of credit may be reduced or otherwise limited in accordance (or pursuant to) with certain financial and other covenants. As of December 31, 2015 and March 31, 2015, we were in compliance with all such financial covenants.

Off Balance Sheet Arrangements

Other than our operating leases, we do not have any other material off balance sheet arrangements at December 31, 2015.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. We have also experienced seasonality related to certain ClearPath Weather services, which adversely impacts such sales in our first and second fiscal quarters, mainly because these services are generally not required during spring and summer when weather conditions are comparatively milder.

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

We recently expanded our Performance Analytics capabilities to address a new market segment, the agricultural market, which may not broadly accept our technologies and new products. The application of precision analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional research and development and sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new performance analytics products and services could have longer than accepted sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other companies in this market will perceive the value proposition of our performance analytics or that our new products for this market, ClearAg solutions, will achieve broad market acceptance in the near future or at all.  If the agricultural market fails to understand the benefit of our performance analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

Uncertainty and delays in government funding for transportation infrastructure projects and initiatives have adversely impacted our revenues.  There was uncertainty in the past few years regarding allotment of government funds due to delays in the passage of a federal highway bill.  On December 4, 2015, the Fixing America’s Surface Transportation (“FAST”) Act was signed into law, providing $305 billion over five years for surface transportation projects and programs.  Despite the recently enacted federal highway bill, delays in the allocation of funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

We recently entered into the software development market and may be subject to additional challenges and additional costs and delays.  We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Certain of our new products have contained undetected software errors or “bugs” when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, the software development industry frequently experience litigation concerning intellectual property disputes, which could be costly and distract our management.

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

The markets in which we operate are highly competitive and have many more established competitors than us, which could adversely affect our revenues or the market acceptance of our products.  We compete with numerous other companies in our target markets including, but not limited to, large, multi-national corporations and many smaller regional engineering firms.

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

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis.  For Fiscal 2015 and the three and nine months ended December 31, 2015, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company’s segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Our international business operations may be threatened by many factors that are outside of our control.  While we historically have had limited international sales, revenues and operations experience, we currently have three transportation systems contracts in the United Arab Emirates and have been expanding our distribution capabilities for our Roadway Systems segment internationally, particularly in Australia, New Zealand and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  We have historically experienced volatility in our earnings and cash flows from operations from year to year. Although we have a revolving line of credit, it includes, among other things, certain financial covenants, and a failure to meet such covenants or a material adverse change in the business could result in the bank limiting or eliminating our ability to borrow these or any funds. Should this occur, or if the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

•                  our ability to successfully negotiate credit arrangements with our bank and the state of the financial markets, in general; and

•                  general economic conditions, including the effects of the economic slowdowns and international conflicts.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 2012 through January 2016, our common stock has traded at prices as low as $1.25 per share and as high as $2.96 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

From inception of the original stock repurchase program in August 2011 through December 31, 2015, we repurchased approximately 3,422,000 shares of our common stock for an aggregate repurchase price of approximately $5.6 million at an average purchase price of $1.63 per share. We did not repurchase any shares of our common stock during the three months ended December 31, 2015. All repurchased shares from prior periods have been retired and resumed their status as authorized and unissued shares of our common stock. As of December 31, 2015, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

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

Dated: February 11, 2016	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
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