Form 10-K
period 2016-03-31
ITERIS, INC.
filed 2016-06-20
CIK 350868

Use these links to rapidly review the document

PART IV
Iteris, Inc. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (949) 270-9400

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2015 was approximately $63,350,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 8, 2016, there were 32,057,503 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2016.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2016

        Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiary. Abacus®, ClearAg®, ClearPath 511®, ClearPath Weather®, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, Next®, P10™, P100™, Pegasus™, Radius™, Reverse 511™, RZ-4™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

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

 PART I

ITEM 1.    BUSINESS

Overview

        Iteris, Inc. (referred to collectively with its subsidiary in this report as "Iteris," the "Company," "we," "our" and "us") is a provider of intelligent information solutions for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics, and improve the safety of surface transportation systems infrastructure. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems ("ITS") solutions to customers throughout the U.S. and internationally. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion.

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

Products and Services

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics. The Roadway Sensors segment provides various vehicle detection and information systems and products for traffic intersection control, incident detection and roadway traffic data collection applications. The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. The Performance Analytics segment includes iPeMS, our specialized transportation performance measurement and traffic analytics solutions, as well as ClearPath Weather, our road-maintenance applications, and ClearAg, our precision agriculture solutions. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

  Roadway Sensors

        Our Roadway Sensors segment product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, Pegasus, Velocity, P10, P100 and Abacus products.

  •
  Our Vantage detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Vantage detection systems typically include up to four of our advanced cameras or radars. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. Our various software complement our Vantage detection systems by providing integrated platforms to manage and view detection assets remotely over a network connection.

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

        Our Transportation Systems segment is largely dependent upon governmental funding and is affected by state and local budgetary issues. On December 4, 2015, the Fixing America's Surface Transportation ("FAST") Act was signed into law, providing approximately $305 billion over five years for surface transportation projects and programs. In addition, various other funding mechanisms exist to support transportation infrastructure and related projects as regulatory deadlines approach, which require these technologies. These include bonds, dedicated sales and gas tax measures and other alternative funding sources. We believe the overall expansion of our Transportation Systems segment in the future will continue to be dependent at least in part on the federal government's use of funds under the federal highway bill. Delays in the allocation of funds may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets. We believe that prolonged uncertainty regarding such matters has adversely impacted in the past, and may continue to adversely impact in the future, our Transportation Systems revenues and our overall financial performance in future periods.

  Performance Analytics

        Our Performance Analytics segment, formed during the first quarter of our fiscal year ended March 31, 2013 ("Fiscal 2013"), includes our performance measurement and information management solutions, including all of the operations of our former subsidiary, Berkeley Transportation Systems, Inc. ("BTS"), which we acquired in November 2011. BTS specialized in transportation performance measurement systems that leverage its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measurements. iPeMS is a state-of-the-art information management software suite that provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. iPeMS utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

        The Performance Analytics segment also includes the operations of our former subsidiary, Meridian Environmental Technology, Inc. ("MET"), which we acquired in January 2011. MET specializes in 511/Advanced Traveler Information Systems, and includes our ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs. Our ClearPath Weather tools provide winter road maintenance recommendations for state agencies, municipalities and for commercial companies.

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

        Beginning in late 2013, we undertook a focused development activity to supplement our intellectual property, technology base and product suites to provide products and services for the emerging precision agriculture ("PA") market. This activity included market research into the needs of the PA market, scientific modeling and forecasting development, computing infrastructure development to support both the required big data acquisition and processing and the distributed delivery vehicles required to service the commercial PA market, as well as the development of several products specifically intended for the PA market. We refer to our products for the PA market generically as ClearAg solutions. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions. Our ClearAg application programming interfaces ("APIs") include historical, real-time and forecast weather content, soil and plant health information, as well as real-time weather and other useful crop growing information, to provide solutions in the precision agriculture technology markets. We commenced commercial sales of our ClearAg platform and related APIs in the first quarter of our fiscal year ended March 31, 2015 ("Fiscal 2015") and introduced our first ClearAg Application ("App") in the first quarter of our fiscal year ended March 31, 2016 ("Fiscal 2016"). We expect positive market acceptance of our ClearAg solutions to continue in upcoming quarters. We plan to continue to fund the investments in our ClearAg solutions through internally generated cash flow from our Roadway Sensors and Transportation Systems operations, as well as revenues from our Performance Analytics segment and our available cash on hand, if necessary.

Sales and Marketing

        We currently sell our Roadway Sensors products through both direct and indirect sales channels. In the territories where we sell direct, we use a combination of our own sales personnel and outside sales organizations to sell, oversee installations and set-up issues and support our products. Our indirect sales channel is comprised of a network of independent distributors in the U.S. and select international locations, who sell integrated systems and related products to the traffic management market. Our independent distributors are trained in, and primarily responsible for, sales, installation, set-up and support of our products, maintain an inventory of demonstration traffic products from various manufacturers and sell directly to government agencies and installation contractors. These distributors often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of various high-quality ITS products to the traffic management market. We periodically hold technical training classes for our distributors and end users and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our distributor network to accommodate the needs of the market and our customer base.

        We market and sell our Transportation Systems services and solutions and Performance Analytics solutions primarily directly to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and municipal customers and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

        We currently market and sell our ClearAg products to commercial entities in the PA market. We currently have two primary product sets which we are marketing for our PA segment; our ClearAg API integration and modeling services and our ClearAg Apps. Our ClearAg APIs are intended for large enterprises in the agriculture market that can benefit from the value of a tight integration of their processes with the ClearAg modeling and forecasting engine; our ClearAg App was introduced in May 2015 and is intended for individual agriculture producers that can benefit from advisories based upon the ClearAg platform that are tailored for their specific locations of interest. We generally deal directly to customers interested in the ClearAg API products, whereas we typically sell through selling partners for our ClearAg App products.

Manufacturing and Materials

        We use contract manufacturers to build subassemblies that are used in our Roadway Sensors products. Additionally, we procure certain components from qualified suppliers, both locally and globally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing, Sony Electronics, Inc. and LG Electronics, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. We typically do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

        We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for each Fiscal 2016, Fiscal 2015 and our fiscal year ended March 31, 2014 ("Fiscal 2014"). We believe customer support is a key competitive factor.

        Our ClearAg products are primarily sold as annual subscription services with recurring monthly revenue. As an element of these services, we provide full-time support and customer service for our ClearAg products.

Backlog

        Our total backlog of unfulfilled firm orders was approximately $63.3 million as of March 31, 2016, which included $53.3 million related to Transportation Systems. In the past three fiscal years, we have recognized approximately 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future for both Transportation Systems and Performance Analytics. Substantially the entire backlog for Roadway Sensors as of March 31, 2016 is expected to be recognized as revenue in the fiscal year ending March 31, 2017. At March 31, 2015, we had backlog of approximately $39.2 million, which included $29.6 million related to Transportation Systems.

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

Product Development

        Our product development activities are conducted at our Performance Analytics facilities in Grand Forks, North Dakota and Berkeley, California, as well as at our principal facility in Santa Ana, California. Our research and development costs and expenses were approximately $6.9 million for Fiscal 2016, $5.4 million for Fiscal 2015 and $4.0 million for Fiscal 2014. We expect to continue to pursue various product development programs and incur research and development expenditures, primarily in our Performance Analytics and Roadway Sensors segments, in future periods.

        We believe our engineering and product development capabilities are a competitive strength. We strive to continue to develop new products to meet the needs of our ever-changing markets, as well as to enhance and refine our existing product lines. We plan to focus our development efforts in the near future in our Performance Analytics segment on our ClearAg products for the PA market; however, since 2014, our Roadway Sensors segment has introduced our VantageNext, Vantage Vector, SmartCycle, SmartSpan, Pegasus, Velocity, P10 and P100 products. Additionally, during Fiscal 2015 and Fiscal 2016, we engaged in development activities of our ClearAg precision agriculture solutions. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products are key components for strong organic growth and profitability.

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

        In the market for our Roadway Sensors vehicle detection products, we compete with manufacturers and distributors of other above ground video camera detection systems and manufacturers and distributors and other non-intrusive detection devices, including microwave, infrared, radar, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products, which have historically been, and currently continue to be, the predominant vehicle detection system in this market.

        The markets in which our Transportation Systems segment operate are highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in advanced Transportation Systems include large, national corporations that generally offer expertise in traveler information, integration and transportation management. Our competitors in transportation engineering, planning and design include major regional ITS engineering firms, as well as many smaller local engineering firms.

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

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We have (i) two U.S. non-provisional patent applications relating to our Roadway Sensors technologies, (ii) twelve issued U.S. patents, two U.S. non-provisional patent applications that were allowed and issued in 2007 and twelve U.S. non-provisional patents, relating to our Performance Analytics technologies, and (iii) four issued U.S. patents and one U.S. non-provisional patent relating specifically to our Transportation Systems technologies. The twelve issued patents relating to our Performance Analytics technologies expire between 2033 and 2035, and our four issued U.S. patents relating to our Transportation Systems technologies expire between 2033 and 2035.

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

Employees

        We refer to our employees as associates. As of March 31, 2016, we employed 366 full-time associates and 34 part-time associates, for a total of 400 associates. None of our associates are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our associates are good.

Government Regulation

        Our manufacturing operations are subject to various federal, state and local laws and regulations, including those restricting the discharge of materials into the environment. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations. We continue to expend funds in connection with our compliance with applicable environmental regulations. These expenditures have not, however, been significant in the past, and we do not expect any significant expenditure in the near future. Currently, compliance with foreign laws has not had a material impact on our business; however, as we expand internationally, foreign laws and regulations could have a material impact on our business in the future.

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

        We recently expanded our Performance Analytics capabilities to address a new market segment, the agricultural market, which may not broadly accept our technologies and new products.    The application of precision analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional research and development and sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new performance analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other companies in this market will perceive the value proposition of our performance analytics or that our new ClearAg products for this market, will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand the benefit of our performance analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

        Uncertainty and delays in government funding for transportation infrastructure projects and initiatives have adversely impacted our revenues.    There was uncertainty in the past few years regarding allocation of government funds for transportation projects due to delays in the passage of a federal highway bill. On December 4, 2015, the Fixing America's Surface Transportation ("FAST") Act was signed into law, providing $305 billion over five years for surface transportation projects and programs. Despite the recently enacted federal highway bill, delays in the allocation of such funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

        We recently entered into the software development market and may be subject to additional challenges and additional costs and delays.    We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Certain of our new products have contained undetected software errors or "bugs" when first released by us, despite our testing. We may not discover these faults or errors until after a product has been installed and used by our customers. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, the software development industry frequently experiences litigation concerning intellectual property disputes, which could be costly and distract our management.

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

        We compete with existing, well-established companies and technologies in our Roadway Sensors segment, both domestically and abroad. Only a small portion of the traffic intersection market has adopted advanced detection technologies, and our future success will depend in part upon gaining broad market acceptance for detection in this above-ground market. Certain technological barriers to entry make it difficult for new competitors to enter the market with competing video or other technologies; however, we are aware of new market entrants from time to time. Increased competition could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations.

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

        We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.    If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately in the U.S. or abroad.

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

An inability to properly and fully utilize our Transportation Systems and Performance Analytics workforce could have an adverse effect on our results of operations.

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

        We are currently not profitable on a consolidated basis and we may be unable to become profitable on a quarterly or annual basis.    For Fiscal 2016, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from the Company's segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

        As a smaller reporting company, for Fiscal 2016, we were exempt from the auditor attestation requirement over our internal control over financial reporting; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

        We rely on outside suppliers that could experience supply shortages or may experience production gaps that could materially and adversely impact our sales and financial results.    It is possible that we could experience unforeseen quality control issues or part shortages as we adjust production to meet current demand for our products. We have historically used single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Should any such delay or disruption occur, or should a key supplier discontinue operations, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins.

        We may engage in acquisitions of companies or technologies that may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.    We have completed two acquisitions since November 2011 and, in the future, we may acquire additional complementary businesses, products, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

        The trading price of our common stock is highly volatile.    The trading price of our common stock has been subject to wide fluctuations in the past. From April 1, 2013 through June 8, 2016, our common stock has traded at prices as low as $1.48 per share and as high as $2.96 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Capital Market under the symbol "ITI" since February 8, 2016. Prior to that, our common stock traded on the NYSE MKT under the same symbol. The following table sets forth, for the periods indicated, the highest and lowest sales prices for our common stock:

	High	Low
Fiscal 2016
Quarter Ended June 30, 2015	$1.91	$1.64
Quarter Ended September 30, 2015	2.96	1.62
Quarter Ended December 31, 2015	2.65	2.00
Quarter Ended March 31, 2016	2.65	1.89
Fiscal 2015
Quarter Ended June 30, 2014	$2.11	$1.66
Quarter Ended September 30, 2014	2.23	1.48
Quarter Ended December 31, 2014	2.00	1.58
Quarter Ended March 31, 2015	1.94	1.60

        On June 8, 2016, the last reported sales price of our common stock on the NASDAQ Capital Market was $2.33. As of June 8, 2016, we had 349 holders of record of our common stock according to information furnished by our transfer agent.

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

        From inception of the original stock repurchase program in August 2011 through March 31, 2016, we repurchased approximately 3,422,000 shares of our common stock for an aggregate repurchase price of approximately $5.6 million at an average purchase price of $1.63 per share. We did not repurchase any shares of our common stock during the three months ended March 31, 2016. All repurchased shares from prior periods have been retired and resumed their status as authorized and unissued shares of our common stock. As of March 31, 2016, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

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

Overview

        General.    We are a provider of information solutions for the intelligent traffic systems ("ITS") and the precision agriculture ("PA") markets. In the ITS market, we are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and analytics, and that improve the efficiency and safety of surface transportation systems infrastructure. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion and enhance the adoption of advanced ITS solutions that are required for the deployment of connected and autonomous vehicles. In the PA market, we have combined our unique intellectual property with enhanced soil, land surface, and agronomy modeling techniques utilizing our extensible EMPower hybrid computing architecture to create a set of ClearAg™ solutions that provide analytical support to large enterprises in the agriculture market and field-specific advisories to individual producers.

        Acquisitions.    In November 2011, we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. ("BTS"), a privately-held company based in Berkeley, California which specialized in transportation performance measurement. During the third quarter of the Fiscal 2014, we paid the former BTS shareholders $250,000 pursuant to certain holdback provisions in the original stock purchase agreement. Additionally, in the third quarter of Fiscal 2015, we paid the former BTS shareholders approximately $336,000 pursuant to certain deferred payment provisions in the stock purchase agreement. This payment completed our obligations under the deferred payment provisions of the purchase agreement.

        In January 2011, we acquired all of the outstanding capital stock of Meridian Environmental Technology, Inc. ("MET"), which specialized in 511/Advanced Traveler Information Systems.

        In connection with this acquisition, we held back $250,000 of the purchase price. After we determined that the contingencies related to the release of the $250,000 holdback were not met, no portion of the $250,000 holdback was released and the entire amount was reversed into operating income during the second quarter of Fiscal 2013. In addition, in the fourth quarter of Fiscal 2013, we paid to the former MET shareholders a deferred earn-out payment in the amount of $409,000, which payment completed our obligations under the deferred payment provisions of the purchase agreement.

        Refer to Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for additional discussion on these acquisitions.

        Sale of Vehicle Sensors.    On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our former Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the "Asset Sale"). In connection with the Asset Sale, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through June 30, 2017. As of March 31, 2016, we received approximately $1.6 million in connection with such royalty-related earn- out provisions. We also had approximately $160,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2016.

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

        Business Segments.    Subsequent to the Asset Sale and our acquisition of BTS, we have operated in three reportable segments: Roadway Sensors, Transportation Systems and Performance Analytics.

        The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market. These various vehicle detection and information systems are used for traffic intersection control, incident detection and roadway traffic data collection applications.

        The Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions.

        The Performance Analytics segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solution, as well as ClearPath Weather, our road-maintenance application, and ClearAg, our precision agriculture solution.

Critical Accounting Policies and Estimates

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our consolidated financial statements included herein, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, the collectability of accounts receivable, the valuation of inventories, the recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, accounting for stock-based compensation, the valuation of equity instruments, warranty reserves and other contingencies. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

        Inventories.    Inventories consist of finished goods, work-in- process and raw materials and are stated at the lower of cost or market. We write down the carrying value of our inventories to net realizable value for estimated excess and obsolete inventories in an amount equal to the difference between the cost of the inventories and their estimated realizable value. These estimates are based on management's judgments and assumptions as to future demand requirements and our evaluation of market conditions. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Estimated inventory write-downs, once established, are not reversed until the related inventory has been sold or scrapped, so if actual market conditions are more favorable in the fiscal periods subsequent to those in which we record significant write-downs, we may have higher gross margins when products are sold.

        Goodwill and Other Long-Lived Assets.    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets primarily represent purchased intangible assets including developed technology, customer relationships, trade names and patents. We currently amortize our intangible assets with definitive lives over periods ranging from one to seven years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight- line amortization method over the estimated useful life of the asset.

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. In the fiscal year ended March 31, 2012 ("Fiscal 2012"), we early adopted the provisions issued by the Financial Accounting Standards Board ("FASB") that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more reporting units would cause us to test goodwill for impairment on an interim basis. As part of our annual assessment, management determines the most appropriate and efficient method to assess goodwill for impairment, which could include either the simplified testing approach or the two-step goodwill test described above.

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

        Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than- not threshold are reversed in the first subsequent financial reporting period in which that threshold is no longer met.

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

        Stock-Based Compensation.    We record stock-based compensation in the statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability of the awards. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock- based compensation expense.

Recent Accounting Pronouncements

        Refer to Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report for a discussion of recent accounting pronouncements.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2016	2015	2014
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	60.6	61.0	61.9

Gross profit	39.4%	39.0%	38.1%
Operating expenses:
Selling, general and administrative	34.4	33.8	28.3
Research and development	8.9	7.5	5.9
Amortization of intangible assets	0.5	0.6	0.9
Change in fair value of contingent consideration	—	0.0	0.0

Total operating expenses	43.8	41.9	35.1

Operating (loss) income	(4.4)	(2.9)	3.0
Non-operating income (expense):
Other income (expense), net	0.0	(0.0)	—
Interest income, net	0.0	0.0	—

(Loss) income from continuing operations before income taxes	(4.4)	(2.9)	3.0
(Provision) benefit for income taxes	(11.7)	1.1	(1.0)

(Loss) income from continuing operations	(16.1)	(1.8)	2.0
Gain on sale of discontinued operation, net of tax	0.3	0.3	0.1

Net (loss) income	(15.8)%	(1.5)%	2.1%

Analysis of Fiscal 2016, Fiscal 2015 and Fiscal 2014 Results of Operations

        Total Revenues.    Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Performance Analytics segments. The following tables present details of total revenues for Fiscal 2016 compared to Fiscal 2015, and Fiscal 2015 compared to Fiscal 2014:

	Year Ended March 31,
			$ Increase	% Change
	2016	2015
	(In thousands, except percentages)
Total revenues	$77,748	$72,251	$5,497	7.6%

	Year Ended March 31,
			$ Increase	% Change
	2015	2014
	(in thousands, except percentages)
Total revenues	$72,251	$68,228	$4,023	5.9%

        Total revenues for Fiscal 2016 increased approximately 7.6% to $77.7 million, compared to $72.3 million in Fiscal 2015, due primarily to an increase of approximately 11% in Roadway Sensors revenues and approximately 7% in Transportation Systems revenues. The increases in revenues were partially offset by a decrease of approximately 8% in Performance Analytics revenues in Fiscal 2016.

        Total revenues for Fiscal 2015 increased approximately 5.9% to $72.3 million, compared to $68.2 million in Fiscal 2014, due primarily to an increase of approximately 15% in Roadway Sensors revenues. The increase in revenues was partially offset by decreases of approximately 1% in Transportation Systems revenues and approximately 6% in Performance Analytics revenues in Fiscal 2015.

        Roadway Sensors revenues in Fiscal 2016 increased approximately 11% compared to Fiscal 2015, primarily due to higher unit sales of our legacy Roadway Sensors products, and to a lesser extent, due to increases in our distribution of certain original equipment manufacturer ("OEM") products for the traffic intersection market. Revenue generated through the distribution of certain third party products was approximately $5.3 million and approximately $5.0 million for Fiscal 2016 and Fiscal 2015, respectively. Roadway Sensors revenues in Fiscal 2015 increased approximately 15% compared to Fiscal 2014, primarily due to increases in our distribution of certain third party products and increases in unit sales of our existing products. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products will benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to continue growing revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our VantageNext processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to grow revenues by focusing on international distribution channel expansion and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 products.

        Transportation Systems revenues in Fiscal 2016 increased approximately 7% compared to Fiscal 2015, primarily as a result of two large contract wins during the third quarter of Fiscal 2016, which positively impacted revenue growth in our fourth quarter of Fiscal 2016, as well as timing of backlog fulfilment on certain other projects. The Transportation Systems segment backlog experienced significant growth in Fiscal 2016 and reached approximately $53.3 million as of March 31, 2016, compared to approximately $29.6 million as of March 31, 2015. Transportation Systems revenues in Fiscal 2015 decreased approximately 1% compared to Fiscal 2014, primarily as a result of timing delays in starting certain new projects in our backlog, as well as a reduction in sub-consultant revenues. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content. While larger contracts will likely contribute to overall revenue growth, the mix of sub-consulting content will likely reduce the related gross profit from period to period, as revenues derived from sub-consultants generally have lower gross margins than our professional services.

        Performance Analytics revenues in Fiscal 2016 decreased approximately 8% compared to Fiscal 2015, which was primarily due to reductions in our iPeMS revenues as a result of deferred revenue on certain iPeMS implementation projects, delays in contract awards with certain public agencies, and the timing of backlog fulfillment on certain other projects, which were partially offset by increased revenues from our ClearAg solutions under newly signed contracts during Fiscal 2016. Performance Analytics revenues in Fiscal 2015 decreased approximately 6% compared to Fiscal 2014, which was primarily due to delays in contract awards with certain public agencies and the timing of backlog fulfillment. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg, ClearPath Weather and iPeMS performance measurement solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and application intellectual property.

        Gross Profit.    The following tables present details of our gross profit for Fiscal 2016 compared to Fiscal 2015, and Fiscal 2015 compared to Fiscal 2014:

	Year Ended March 31,
			$ Increase	% Change
	2016	2015
	(In thousands, except percentages)
Gross profit	$30,669	$28,182	$2,487	8.8%
Gross profit as a % of total revenues	39.4%	39.0%

	Year Ended March 31,
			$ Increase	% Change
	2015	2014
	(in thousands, except percentages)
Gross profit	$28,182	$25,974	$2,208	8.5%
Gross profit as a % of total revenues	39.0%	38.1%

        Our total gross profit as a percentage of total revenues for Fiscal 2016 increased approximately 40 basis points compared to Fiscal 2015 primarily due to higher revenues derived from our Roadway Sensors segment, which has generally experienced higher gross profits than our other segments and which increased to approximately 51.8% of our total revenues for Fiscal 2016, as compared to 50.3% for Fiscal 2015. Roadway Sensors revenues generally carry higher gross margins than Transportation Systems and Performance Analytics revenues. Therefore, the increase in Roadway Sensors revenues had a positive impact on our overall margin. The increase in gross profit as a percentage of total revenues was also attributable to an increase in Transportation Systems gross profit percentage, primarily due to timing of revenue recognition on certain projects and an increase in the percentage of revenue generated by internal labor compared to revenue generated by our sub-consultants, which typically generates lower profit margins.

        Our total gross profit as a percentage of total revenues for Fiscal 2015 increased approximately 90 basis points compared to Fiscal 2014 also due to our product and service mix. Revenues derived from our Roadway Sensors segment increased to approximately 50.3% of our total revenues in Fiscal 2015, compared to 46.6% in Fiscal 2014.

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

  Selling, General and Administrative Expense

        The following table presents selling, general and administrative expense for Fiscal 2016 and Fiscal 2015:

	Year Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	$ Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$18,546	23.9%	$15,896	22.0%	$2,650	16.7%
Facilities, insurance and supplies	2,727	3.5	2,522	3.5	205	8.1
Travel and conferences	2,136	2.7	1,681	2.3	455	27.1
Professional and outside services	2,658	3.4	3,982	5.5	(1,324)	(33.2)
Other	779	1.0	344	0.5	435	126.5

Selling, general and administrative	$26,846	34.5%	$24,425	33.8%	$2,421	9.9

        The overall increase in selling, general and administrative expense for Fiscal 2016, as compared to Fiscal 2015, was primarily due to planned investments in Performance Analytics sales and marketing, including an increase in the salesforce headcount, as well as increased headcount in general and administrative positions, which resulted in higher salary and personnel-related costs. The overall increase for Fiscal 2016 was also attributable to certain transition costs relating to the Company's previous CEO and interim CEO. These increases in sales, marketing, general and administrative expenses were offset by decreases in professional and outside services for audit fees incurred during Fiscal 2015 in connection with the audit of our financial statements for Fiscal 2014. As previously disclosed, the Company delayed its Fiscal 2014 earnings release and the filing of its Annual Report on Form 10-K for Fiscal 2014 until September 3, 2014, due to additional procedures performed by its auditors related to contract revenue testing. As a result of these additional procedures and related delays, we incurred an increase of approximately $940,000 in audit fees during the first and second quarters of Fiscal 2015. We also incurred an increase of approximately $175,000 in service fees for the review of our Fiscal 2015 quarters. In addition, in Fiscal 2015, we incurred approximately $770,000 of outside professional consulting costs to assist with the completion of the Fiscal 2014 annual audit and the Fiscal 2015 quarterly reviews.

        The following table presents selling, general and administrative expense for Fiscal 2015 and 2014:

	Year Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues	$ Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$15,896	22.0%	$12,955	19.0%	$2,941	22.7%
Facilities, insurance and supplies	2,522	3.5	2,603	3.8	(81)	(3.1)
Travel and conferences	1,681	2.3	1,502	2.2	179	11.9
Professional and outside services	3,982	5.5	1,593	2.3	2,389	150.0
Other	344	0.5	616	0.9	(272)	(44.2)

Selling, general and administrative	$24,425	33.8%	$19,269	28.2%	$5,156	26.8

        The overall increase in selling, general and administrative expense for Fiscal 2015, as compared to Fiscal 2014, was primarily due to an increase in salary and personnel related expenses and audit and consulting fees incurred in connection with the audit of our Fiscal 2014 financial statements. The overall increase was also increased due to planned investments in Performance Analytics sales and marketing costs, consisting primarily of increased headcount which resulted in higher salary and personnel related costs, recruiting and travel.

  Research and Development Expense

        The following table presents research and development expense for Fiscal 2016 and Fiscal 2015:

	Year Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	$ Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$3,325	4.3%	$2,674	3.7%	$651	24.3%
Facilities, development and supplies	2,404	3.1	1,543	2.1	861	55.8
Other	1,204	1.5	1,179	1.6	25	2.1

Research and development	$6,933	8.9%	$5,396	7.5%	$1,537	28.5

        The overall increase in research and development expense for Fiscal 2016 compared to Fiscal 2015, was primarily due to an increase in headcount, which resulted in higher salary and personnel-related costs. The increases were also attributable to research costs for certain software and application developments in the Performance Analytics segment and investments in securing intellectual property rights.

        The Performance Analytics segment continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first half of Fiscal 2016 and the ClearAg iOS Mobile App in March 2016. Going forward, we expect to continue investing in our Performance Analytics segment to enhance the ClearAg, ClearPath Weather and iPeMS solutions. This continued investment may result in increases in research and development costs.

        The following table presents research and development expense for Fiscal 2015 and Fiscal 2014:

	Year Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues	$ Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$2,674	3.7%	$2,314	3.4%	$360	15.6%
Facilities, development and supplies	1,543	2.1	1,232	1.8	311	25.2
Other	1,179	1.6	483	0.7	696	144.1

Research and development	$5,396	7.5%	$4,029	5.9%	$1,367	33.9

        Research and development expense for Fiscal 2015 increased approximately 33.9% compared to Fiscal 2014, primarily due to the planned expenditures for product research, discovery and developments in the Performance Analytics segment. The increase in research and development was also attributable to additional salary and personnel costs related in the Performance Analytics segment.

  Impairment of Goodwill

        In Fiscal 2012, we adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. We performed annual impairment assessments of the carrying value of goodwill in the fourth quarter of each of Fiscal 2016, Fiscal 2015 and Fiscal 2014. We determined it was more appropriate to perform quantitative first-step assessments in Fiscal 2016, Fiscal 2015 and Fiscal 2014 to estimate the fair value of our reporting units using both the income approach and market approach. Based on our assessments, we determined that no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.

        Based on our goodwill impairment testing for Fiscal 2016, Fiscal 2015 and Fiscal 2014, we believe the carrying value of our goodwill was not impaired as of March 31, 2016, 2015 and 2014, as the estimated fair values of our reporting units exceeded their carrying values at the end of such fiscal years. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

  Interest Income (Expense), Net

        Net interest income was approximately $12,000 in Fiscal 2016. Net interest expense was approximately $6,000 and $0 in Fiscal 2015 and Fiscal 2014, respectively.

  Income Taxes

        The following table presents our provision for income taxes for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except percentages)
Provision (benefit) for income taxes	$9,079	$(816)	$704

Effective tax rate	(262.6)%	39.0%	34.8%

        The difference between the statutory and the effective tax rate is primarily attributable to the recording of a valuation allowance against our deferred tax assets during Fiscal 2016.

        The difference between the statutory and the effective tax rate is primarily attributable to state income taxes. Additionally, our effective tax rate for Fiscal 2015 was favorably impacted by the recognition of approximately $233,000 of tax credits, partially offset by permanent non-deductible tax items, including share-based payments and other permanent differences amounting to approximately $156,000.

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

        At March 31, 2016, we had $9.7 million of federal net operating loss carryforwards and $794,000 of state net operating loss carryforwards that begin to expire in 2022 and 2031, respectively. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will cause us to have future income tax payments that are substantially lower than the income tax liability calculated using statutory tax rates.

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

        At March 31, 2016, we had $24.3 million in working capital, which included $16.0 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $30.9 million at March 31, 2015, which included no borrowings on our line of credit and $22.0 million in cash and cash equivalents.

        The following table summarizes our cash flows for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$(4,110)	$3,577	$3,274
Investing activities	(978)	(844)	(779)
Financing activities	(844)	(1,186)	(759)

        Operating Activities.    Cash used in our operations during Fiscal 2016 was primarily the result of our net loss of approximately $12.3 million, adjusted by approximately $10.5 million in non-cash items, of which approximately $9.0 million related to the change in our deferred income taxes and related valuation allowance recorded against our federal net operating loss carryforwards. Such non-cash items also included higher stock-based compensation primarily due to the recent large equity grant to our new CEO, as well as depreciation, amortization, gain on the sale of discontinued operation and loss on disposal of property and equipment. Cash used in our operations was also driven by approximately $2.3 million used in working capital.

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

        Investing Activities.    Cash used in our investing activities during Fiscal 2016 consisted of approximately $856,000 for purchases of property and equipment, primarily related to computers and related equipment and approximately $490,000 of capitalized software development in the Performance Analytics business segment related to ClearAg assets, which were offset by approximately $368,000 in proceeds from the sale of the Vehicle Sensors segment.

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

        Financing Activities.    Net cash used in financing activities during Fiscal 2016 was primarily the result of approximately $1.2 million in cash used to repurchase shares of our common stock under our stock repurchase program, which was offset by approximately $383,000 of cash proceeds received from the exercises of stock options.

        Net cash used in financing activities during Fiscal 2015 was primarily the result of approximately $863,000 in cash used to repurchase shares of our common stock under our stock repurchase program and approximately $336,000 in cash used for the final deferred payment for the prior acquisition of BTS.

        Net cash used in financing activities during Fiscal 2014 was primarily the result of approximately $409,000 in cash used for a deferred payment for the prior acquisition of MET, approximately $250,000 in cash used for an earn- out payment for the prior acquisition of BTS, and approximately $339,000 in cash used to repurchase shares of our common stock under our stock repurchase program. This was partially offset by our receipt of proceeds of $270,000 from stock option and warrant exercises.

  Borrowings

        We currently have a $12.0 million revolving line of credit with California Bank & Trust ("CB&T"), which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.50% at March 31, 2016). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2016 and 2015, no amounts were outstanding under the line of credit with CB&T. Availability under this line of credit may be reduced or otherwise limited in accordance with (or pursuant to) certain financial and other covenants. As of March 31, 2016 and 2015, we were in compliance with all such financial covenants. If we were to be in violation of certain covenants under this agreement, our lender could decline to extend further credit to us, or choose to accelerate payment on all outstanding loan balances, if any, and pursue its security interest in our assets. In this event, we cannot assure you that we would be able to quickly obtain equivalent or suitable replacement financing on acceptable terms, on a timely basis, or at all. If we were not able to secure alternative sources of financing, such acceleration could have a material adverse impact on our business and financial condition.

Off-Balance Sheet Arrangements

        Other than our operating leases, which are further described at Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not have any other material off-balance sheet arrangements at March 31, 2016.

Seasonality

        We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. In addition, we have experienced seasonality related to certain ClearPath Weather services, which adversely impacts such sales in our first and second fiscal quarters, mainly because these services are generally not required during Spring and Summer when weather conditions are comparatively milder.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S- X are included in Part IV, Item 15 of this report.

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

        (b)   Changes in internal control.    There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

        We have assessed the effectiveness of our internal controls over financial reporting as of March 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of March 31, 2016, our internal control over financial reporting was effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Such a report is not required pursuant to the rules of the SEC applicable to smaller reporting companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)   Identification of Directors.    The information under the caption "Election of Directors," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

        (b)   Identification of Executive Officers.    The information under the caption "Executive Compensation and Other Information—Executive Officers," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

        (c)   Compliance with Section 16(a) of the Exchange Act.    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

        (d)   Corporate Governance.    The information under the caption "Corporate Governance," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

        (e)   Audit Committee.    The information under the caption "Board Meetings and Committees—Audit Committee," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation and Other Information," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions "Equity Compensation Plans" and "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information under the captions "Corporate Governance—Director Independence" and "Certain Transactions," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information under the caption "Fees Paid to Independent Registered Public Accounting Firm," appearing in our proxy statement for the 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

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

Dated: June 17, 2016	ITERIS, INC. (Registrant)
	By	/s/ JOE BERGERA JOE BERGERA Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint Joe Bergera and Andrew C. Schmidt, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA Joe Bergera	Director, President and Chief Executive Officer (principal executive officer)	June 17, 2016
/s/ ANDREW C. SCHMIDT Andrew C. Schmidt	Chief Financial Officer (principal financial and accounting officer)	June 17, 2016
/s/ GREGORY A. MINER Gregory A. Miner	Chairman of the Board	June 17, 2016
/s/ RICHARD CHAR Richard Char	Director	June 17, 2016

Signature	Title	Date

/s/ KEVIN C. DALY Kevin C. Daly, Ph.D	Director	June 17, 2016
/s/ GERARD M. MOONEY Gerard M. Mooney	Director	June 17, 2016
/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	June 17, 2016
/s/ MIKEL WILLIAMS Mikel Williams	Director	June 17, 2016

Iteris, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Iteris, Inc.

        We have audited the accompanying consolidated balance sheet of Iteris, Inc. and subsidiary as of March 31, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iteris, Inc. and subsidiary as of March 31, 2016, and the consolidated results of their operations and their cash flows for the year ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Costa Mesa, California
June 17, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Iteris, Inc.

        We have audited the accompanying consolidated balance sheet of Iteris, Inc. and subsidiaries (the Company) as of March 31, 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iteris, Inc. and subsidiaries as of March 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Irvine, California
June 17, 2015

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,029	$21,961
Trade accounts receivable, net of allowance for doubtful accounts of $714 and $314 at March 31, 2016 and March 31, 2015, respectively	13,241	11,206
Costs and estimated earnings in excess of billings on uncompleted contracts	5,250	4,266
Inventories	3,153	3,062
Deferred income taxes	—	2,680
Prepaid expenses and other current assets	1,505	1,338

Total current assets	39,178	44,513
Property and equipment, net	2,139	1,990
Deferred income taxes	—	5,610
Intangible assets, net	951	987
Goodwill	17,318	17,318
Other assets	434	214

Total assets	$60,020	$70,632

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$5,469	$5,915
Accrued payroll and related expenses	5,719	4,871
Accrued liabilities	1,445	1,320
Billings in excess of costs and estimated earnings on uncompleted contracts	2,294	1,549

Total current liabilities	14,927	13,655
Deferred rent	750	826
Deferred income taxes	685	—
Unrecognized tax benefits	196	183

Total liabilities	16,558	14,664
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2016 and March 31, 2015 Issued and outstanding shares—32,048 at March 31, 2016 and 32,411 at March 31, 2015	3,205	3,242
Additional paid-in capital	135,424	135,572
Accumulated deficit	(95,167)	(82,846)

Total stockholders' equity	43,462	55,968

Total liabilities and stockholders' equity	$60,020	$70,632

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2016	2015	2014
Total revenues	$77,748	$72,251	$68,228
Cost of revenues	47,079	44,069	42,254

Gross profit	30,669	28,182	25,974
Operating expenses:
Selling, general and administrative	26,846	24,425	19,269
Research and development	6,933	5,396	4,029
Amortization of intangible assets	360	431	627
Change in fair value of contingent consideration	—	9	25

Total operating expenses	34,139	30,261	23,950

Operating (loss) income	(3,470)	(2,079)	2,024
Non-operating income (expense):
Other income (expense), net	2	(20)	—
Interest income, net	12	6	—

(Loss) income from continuing operations before income taxes	(3,456)	(2,093)	2,024
(Provision) benefit for income taxes	(9,079)	816	(704)

(Loss) income from continuing operations	(12,535)	(1,277)	1,320
Gain on sale of discontinued operation, net of tax	214	207	89

Net (loss) income	$(12,321)	$(1,070)	$1,409

(Loss) income per share from continuing operations—basic and diluted	$(0.39)	$(0.04)	$0.04

Gain per share from sale of discontinued operation—basic and diluted	$0.01	$0.01	$0.00

Net (loss) income per share—basic and diluted	$(0.38)	$(0.03)	$0.04

Shares used in basic per share calculations	32,049	32,595	32,665

Shares used in diluted per share calculations	32,049	32,595	32,847

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2013	32,626	$3,264	$135,802	$(83,185)	$55,881
Stock option exercises	299	29	241	—	270
Stock-based compensation	—	—	300	—	300
Issuance of shares pursuant to vesting of restricted stock units	59	6	(37)	—	(31)
Repurchases of common stock	(196)	(19)	(320)	—	(339)
Net income	—	—	—	1,409	1,409

Balance at March 31, 2014	32,788	3,280	135,986	(81,776)	57,490
Stock option exercises	24	2	31	—	33
Stock-based compensation	—	—	398	—	398
Issuance of shares pursuant to vesting of restricted stock units	72	7	(27)	—	(20)
Repurchases of common stock	(473)	(47)	(816)	—	(863)
Net loss	—	—	—	(1,070)	(1,070)

Balance at March 31, 2015	32,411	3,242	135,572	(82,846)	55,968
Stock option exercises	243	24	359	—	383
Stock-based compensation	—	—	659	—	659
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	50	5	(37)	—	(32)
Repurchases of common stock	(656)	(66)	(1,129)	—	(1,195)
Net loss				(12,321)	(12,321)

Balance at March 31, 2016	32,048	$3,205	$135,424	$(95,167)	$43,462

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(12,321)	$(1,070)	$1,409
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	8,859	(749)	710
Depreciation of property and equipment	649	525	768
Stock-based compensation	659	398	300
Amortization of intangible assets	526	597	733
Change in fair value of contingent consideration	—	9	25
Gain on sale of discontinued operation, net of tax	(214)	(207)	(89)
Loss on disposal of equipment	58	17	—
Loss on impairment of intangible asset	—	—	108
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(2,035)	1,143	(1,403)
Net costs and estimated earnings in excess of billings	(239)	1,705	(34)
Inventories	(91)	(516)	(81)
Prepaid expenses and other assets	(407)	9	140
Accounts payable and accrued expenses	446	1,716	688

Net cash (used in) provided by operating activities	(4,110)	3,577	3,274
Cash flows from investing activities
Purchases of property and equipment	(856)	(986)	(452)
Capitalized software development costs	(490)	—	(301)
Net proceeds from sale of business segment	368	142	(26)

Net cash used in investing activities	(978)	(844)	(779)
Cash flows from financing activities
Deferred payment for prior business combination	—	(336)	(659)
Repurchases of common stock	(1,195)	(863)	(339)
Proceeds from stock option exercises	383	33	270
Tax withholding payments for net share settlements of restricted stock units	(32)	(20)	(31)

Net cash used in financing activities	(844)	(1,186)	(759)

(Decrease) increase in cash and cash equivalents	(5,932)	1,547	1,736
Cash and cash equivalents at beginning of period	21,961	20,414	18,678

Cash and cash equivalents at end of period	$16,029	$21,961	$20,414

Supplemental cash flow information:
Cash paid during the year for:
Interest	$18	$30	$33
Income taxes	177	141	128
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	5	7	6
Landlord contribution for tenant improvements	—	328	—

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Iteris, Inc. (referred to collectively with its subsidiary in these consolidated financial statements as "Iteris," the "Company," "we," "our" and "us") is a provider of intelligent information solutions for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics, and improve the safety of surface transportation systems infrastructure. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems ("ITS") solutions to customers throughout the U.S. and internationally. In the agribusiness markets, we have combined our unique intellectual property with enhanced soil, land surface and agronomy modeling techniques to create a set of ClearAg solutions. These solutions provide analytical support to large enterprises in the agriculture market and field-specific advisories to individual producers. We continue to make significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

        Our consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

        Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in the Middle East, Europe, South America and Asia. We generally do not require collateral or other security from our domestic customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management's expectations.

Fair Values of Financial Instruments

        The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets were $1.5 million as of March 31, 2016 and $1.3 million as of March 31, 2015 and included approximately $520,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through 2016.

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

Goodwill and Long-Lived Assets

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board ("FASB") that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies (Continued)

of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of March 31, 2016, following a quantative first-step assessment of the Company's reporting units, management determined that no adjustments to the carrying value of its goodwill and intangible assets were required.

        We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of March 31, 2016, there was no impairment to our long-lived and intangible assets.

Income Taxes

        We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, we determined it was appropriate to record a valuation allowance of approximately $10.1 million in the third quarter of our fiscal year ended March 31, 2016 ("Fiscal 2016") against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

Stock-Based Compensation

        We record stock-based compensation in our consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

Advertising Expenses

        Advertising costs are expensed in the period incurred and totaled $164,000, $134,000 and $168,000 in Fiscal 2016, the fiscal year ended March 31, 2015 ("Fiscal 2015") and fiscal year ended March 31, 2014 ("Fiscal 2014"), respectively.

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

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes principles for reporting revenue and cash flows arising from an entity's contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact that these standards will have on our consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11") to simplify the guidance on the measurement of inventory. Under the new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for interim and annual periods beginning after December 15, 2016. We do not anticipate a significant impact on our consolidated financial statements upon adoption of ASU 2015-11.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") to simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The standard may be adopted prospectively or retrospectively and early adoption is permitted. The Company early adopted ASU 2015-17, prospectively, in our fourth quarter of Fiscal 2016, which did not have a material impact on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

2. Supplementary Financial Information

Inventories

        The following table presents details regarding our inventories:

	March 31,
	2016	2015
	(In thousands)
Materials and supplies	$1,754	$1,566
Work in process	217	216
Finished goods	1,182	1,280

	$3,153	$3,062

Property and Equipment, net

        The following table presents details of our property and equipment, net:

	March 31,
	2016	2015
	(In thousands)
Equipment	$6,530	$6,473
Leasehold improvements	2,463	2,463
Accumulated depreciation	(6,854)	(6,946)

	$2,139	$1,990

        Depreciation expense was approximately $649,000, $525,000 and $768,000 in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Intangible Assets

        The following table presents details regarding our intangible assets:

	March 31,
	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	$1,856	$(1,708)	$1,856	$(1,565)
Customer contracts / relationships	750	(622)	750	(497)
Trade names and non-compete agreements	1,110	(1,008)	1,110	(916)
Capitalized software development costs	988	(415)	498	(249)

Total	$4,704	$(3,753)	$4,214	$(3,227)

        Amortization expense for intangible assets subject to amortization was approximately $526,000, $597,000 and $733,000 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Approximately

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

2. Supplementary Financial Information (Continued)

$166,000, $166,000 and $106,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $360,000, $431,000 and $627,000 was recorded to amortization expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, in the consolidated statement of operations.

        Capitalized software development costs for the iPeMS platform began to be amortized in October 2013, resulting in approximately $166,000 recorded to cost of revenues in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2016 and 2015. We do not have any intangible assets with indefinite useful lives. As of March 31, 2016, the future estimated amortization expense of approximately $951,000 is entirely associated with our Performance Analytics business segment, as follows:

Year Ending March 31,
(In thousands)
2017	$528
2018	251
2019	172

$951

        Refer to Note 4 for additional information regarding intangible assets acquired during the last three fiscal years.

Goodwill

        The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2014, Fiscal 2015 and Fiscal 2016:

	Roadway Sensors	Transportation Systems	Performance Analytics	Total
	(In thousands)
Balance—March 31, 2014
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$6,936	$2,168	$17,318

Balance—March 31, 2015
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	8,214	6,936	2,168	17,318

Balance—March 31, 2016
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$6,936	$2,168	$17,318

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

2. Supplementary Financial Information (Continued)

Warranty Reserve Activity

        The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of fiscal year	$181	$184	$169
Additions charged to cost of sales	236	134	179
Warranty claims	(224)	(137)	(164)

Balance at end of fiscal year	$193	$181	$184

Earnings Per Share

        The following table sets forth the computation of basic and diluted (loss) income from continuing operations per share:

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Numerator:
(Loss) Income from continuing operations	$(12,535)	$(1,277)	$1,320

Denominator:
Weighted average common shares used in basic computation	32,049	32,595	32,665
Dilutive stock options	—	—	111
Dilutive restricted stock units	—	—	70
Dilutive warrants	—	—	1

Weighted average common shares used in diluted computation	32,049	32,595	32,847

(Loss) income from continuing operations per share:
Basic	$(0.39)	$(0.04)	$0.04

Diluted	$(0.39)	$(0.04)	$0.04

        The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted (loss) income per share from continuing operations as their effect would have been anti-dilutive:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Stock options	3,220	2,252	854
Restricted stock units	186	198	—

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

3. Sale of Vehicle Sensors

        On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale, through March 31, 2016, we received approximately $1.6 million in connection with royalty-related earn-outs provisions for a total of $15.3 million in cash from the asset sale.

        In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the fiscal year ended March 31, 2016, 2015 and 2014, we recorded a gain on sale of discontinued operation of approximately $214,000, $207,000 and $89,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement.

4. Acquisitions

Berkeley Transportation Systems, Inc.

        In the fiscal year ended March 31, 2012 ("Fiscal 2012"), we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. ("BTS"). BTS was a privately-held company based in Berkeley, California, which specialized in transportation performance measurement. BTS' Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays and travel time. Our primary reasons for the acquisition were to add key technologies to complement our Performance Analytics solutions and strengthen our performance measurement and management initiative as a whole.

        Our consolidated financial statements for Fiscal 2016, Fiscal 2015 and Fiscal 2014 include the results of operations of BTS. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash to the shareholders of BTS. On December 17, 2012, the Company entered into an amendment to the BTS stock purchase agreement, which modified certain earn out provisions, and as a result, the Company paid $700,000 in cash to the former BTS shareholders for achievement of those modified earn-out provisions in our fourth quarter of the fiscal year ended March 31, 2013 ("Fiscal 2013"). The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company's obligation under the earn- out provisions of the agreement. During the third quarter of Fiscal 2014, the Company paid $250,000 pursuant to certain holdback provisions. Additionally, the Company paid the BTS shareholders approximately $336,000 in November 2014 pursuant to certain deferred payment provisions. These payments completed all of the Company's obligations under the purchase agreement.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

4. Acquisitions (Continued)

Meridian Environmental Technology, Inc.

        In Fiscal 2012, we acquired all of the capital stock of Meridian Environmental Technology, Inc. ("MET"), a privately-held company based in Grand Forks, North Dakota. MET specialized in 511/Advanced Traveler Information Systems, as well as the ClearPath Weather management tools that allow users to create solutions to meet roadway maintenance decision needs.

        On or shortly after the acquisition date, we paid approximately $1.6 million in cash, exclusive of $369,000 of cash acquired. We also agreed to pay up to $1.0 million on each of the first two anniversaries of the closing of the acquisition upon the satisfaction of certain conditions, as well as up to an additional $2.0 million under a 24-month earn-out provision.

        In January 2012, we made a cash payment of approximately $668,000 of the first deferred payment to the shareholders of MET and held back $250,000 in accordance with certain provisions of the purchase agreement. In June 2012, we determined the contingencies related to the release of the $250,000 holdback were not met. As a result, no portion of the $250,000 holdback was reversed into operating income during the second quarter of Fiscal 2013. Additionally, no amounts were earned by the former MET shareholders related to the first and second year earn-out provisions which ended on December 31, 2011 and 2012, respectively. The second deferred payment of $1.0 million was due in the fourth quarter of Fiscal 2013. As a result of certain holdback provisions and other deductions, the Company paid approximately $409,000 to the former MET shareholders in the second quarter of Fiscal 2014. This payment completed the Company's obligations under the deferred payment provisions of the purchase agreement. The total purchase price paid for this business acquisition was approximately $2.7 million.

5. Impairment of Goodwill

        As discussed in Note 1, goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.

        In Fiscal 2012, we early adopted the provisions issued by the FASB that are intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test. We determined it was appropriate to perform a quantitative first-step assessment in Fiscal 2014, Fiscal 2015 and Fiscal 2016 to estimate the fair value of our reporting units using both the income approach and the market approach. Based on our assessments, we determined that no impairment was indicated as of March 31, 2016 as the estimated fair value of each reporting unit exceeded its respective carrying value.

6. Fair Value Measurements

        We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

6. Fair Value Measurements (Continued)

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

        Other than the above, we did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2016, 2015 or 2014. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non- financial assets were measured at fair value during the fiscal years ended March 31, 2016 and 2015.

7. Credit Facility

        We currently have a $12.0 million revolving line of credit with California Bank & Trust ("CB&T"), which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.50% at March 31, 2016). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of March 31, 2016 and 2015, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of March 31, 2016 and 2015, we were in compliance with all such financial and other covenants.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

8. Income Taxes

        The components of current and deferred federal and state income tax provisions (benefits) are as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Current income tax provision:
Federal	$170	$3	$21
State	50	49	20
Deferred income tax provision (benefit):
Federal	8,289	(655)	330
State	570	(213)	333

Net income tax provision (benefit)	$9,079	$(816)	$704

        The components of income tax expense (benefit) consist of the following:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Current income tax expense	$220	$52	$41
Deferred income tax expense (benefit)	1,232	(781)	663
Benefit of operating loss carryforwards	(1,316)	(87)	—
Recording of valuation allowance	8,943	—	—

Net income tax provision (benefit)	$9,079	$(816)	$704

        The reconciliation of our income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
(Benefit) provision for income taxes at statutory rates	$(1,175)	$(712)	$688
State income taxes net of federal benefit	(184)	(108)	48
Tax credits	(258)	(148)	(290)
Change in fair value of contingent acquisition consideration	—	3	8
Compensation charges	91	88	22
Change in valuation allowance	10,557	—	185
Other	48	61	43

Provision (benefit) for income taxes	$9,079	$(816)	$704

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

8. Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating losses	$2,468	$5,420
Capitalized R&D	3,557	—
Credit carry forwards	2,130	1,610
Deferred compensation and payroll	1,306	1,163
Bad debt allowance and other reserves	665	504
Deferred rent	335	364
Other, net	242	271

Total deferred tax assets	10,703	9,332
Valuation allowance	(10,561)	—

Total deferred tax assets, net of valuation allowance	142	9,332

Deferred tax liabilities:
Property and equipment	(71)	(137)
Acquired intangibles	(71)	(252)
Goodwill	(685)	(653)

Total deferred tax liabilities	(827)	(1,042)

Net deferred tax (liabilities) assets	$(685)	$8,290

        At March 31, 2016, we had $1.0 million in federal alternative minimum tax credit carryforwards that can be carried forward indefinitely, and $797,000 in federal research credits that begin to expire in 2031. We also had $480,000 in state tax credits that begin to expire in 2023. We had $9.7 million of federal net operating loss carryforwards at March 31, 2016 that begin to expire in 2022. We also had $794,000 of state net operating loss carryforwards at March 31, 2016 that begin to expire in 2031.

        Our deferred tax assets at March 31, 2016 do not include approximately $874,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders' equity will be increased.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

8. Income Taxes (Continued)

Unrecognized Tax Benefits

        As of March 31, 2016 and 2015, our gross unrecognized tax benefits were $394,000 and $319,000, respectively, of which $251,000 and $184,000, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are $328,000 and $257,000, respectively.

        We recognize interest income and/or interest expense, net, and penalties related to income tax matters in income tax expense. As of March 31, 2016 and 2015, we had accrued cumulatively $52,000 and $47,000, respectively, for the payment of potential interest and penalties. The total amount of interest expense and interest income, net, and penalties recognized in the consolidated statements of operations for the fiscal years ended March 31, 2016 and 2015 was $5,000 and $(6,000), respectively.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$319	$281	$218
Increases for tax positions taken in prior years	22	14	106
Decreases for tax positions taken in prior years	—	(3)	(53)
Increases for tax positions taken in the current year	68	46	41
Lapse in statute of limitations	(15)	(19)	(31)

Gross unrecognized tax benefits at March 31	$394	$319	$281

        We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2013 or later, and state and local income tax examination for fiscal tax years ended March 31, 2012 or later. However, if net operating loss ("NOL") carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities. Our Fiscal 2015 federal tax return is currently under examination by the U.S. Internal Revenue Service.

9. Commitments and Contingencies

Litigation and Other Contingencies

        As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company has in the past been, and may in the future be from time to time, involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, except as described below, the Company is not a party to any legal proceeding, the outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

9. Commitments and Contingencies (Continued)

        In November 2015, the City of Detroit, Michigan (the "City") filed a lawsuit against the Company in the United States Bankruptcy Court for the Eastern District of Michigan alleging that the Company received a payment in the amount of approximately $124,000 from the City during the 90-day period prior to the City's bankruptcy filing in 2013. In March 2016, the Company entered into such agreement with the City for an immaterial amount to fully resolve the matter.

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

        We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2016 were as follows:

Year Ending March 31,
(In thousands)
2017	$1,861
2018	1,708
2019	1,454
2020	1,213
2021	1,161
Thereafter	1,153

$8,550

        Rent expense totaled approximately $1.7 million, $1.7 million and $1.9 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Related Party Transaction

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. Maxxess is currently owned by an investor group that includes one current Iteris director and one former Iteris director. The sublease terminated in

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

9. Commitments and Contingencies (Continued)

September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013.

        The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of March 31, 2016, approximately $219,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved.

        On June 30, 2015, the Company entered into an agreement with Maxxess to provide professional services for the Company's Performance Analytics segment, in support of its ClearAg software development initiative. The professional services commenced in July 2015 and continued through December 31, 2015. On February 19, 2016, the Company entered into an amendment of the agreement to extend the duration for an additional six months, to continue through August 2016. The total effort under this agreement is limited to 300 hours, billed on a time and materials basis, not to exceed $102,600. During the fiscal year ended March 31, 2016, approximately $54,000 of professional services were rendered to the Company.

Inventory Purchase Commitments

        At March 31, 2016, we had firm commitments to purchase approximately $4.4 million of inventory, operating assets and other supplies, which are expected to occur primarily during the first and second quarters of the fiscal year ended March 31, 2017.

10. Stockholders' Equity

Preferred Stock

        Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2016 and 2015, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

        In August 2009, our Board of Directors adopted a stockholder rights plan, which calls for preferred stock purchase rights (each, a "Right") to be distributed, as a dividend, at the rate of one Right for each share of common stock held as of September 3, 2009. Each Right will entitle holders of common stock to buy one one-thousandth of one share of Series A Junior Participating Preferred Stock of Iteris. A further description and terms of the Rights are set forth in the Rights Agreement dated August 20, 2009 (as amended in August 2012) by and between Iteris and Computershare Trust Company, N.A., as rights agent. In connection with the stockholder rights plan, our Board of Directors approved the adoption of a Certificate of Designations, which created the Series A Junior Participating

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

10. Stockholders' Equity (Continued)

Preferred Stock, and likewise authorized the filing of a Certification of Elimination to eliminate the two series of junior participating preferred stock, which were originally created in April 1998 in connection with our previous stockholder rights plan which expired in 2008.

Common Stock Reserved for Future Issuance

        The following summarizes common stock reserved for future issuance at March 31, 2016:

Number of Shares
(In thousands)
Stock options outstanding	3,309
Restricted stock units outstanding	173
Authorized for future issuance under stock incentive plans	902

4,384

11. Employee Benefit Plans

Stock Incentive Plans

        In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the "2007 Plan"), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. In October 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares to a total of 3,950,000 shares. In September 2015, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,000,000 shares to a total of 4,950,000 shares. At March 31, 2016, there were approximately 902,000 shares of common stock available for grant under this plan. As of March 31, 2016, options to purchase approximately 3,287,000 shares of common stock, as well as 173,000 RSUs, were outstanding under the 2007 Plan.

        Our 1997 Stock Incentive Plan (the "1997 Plan") terminated in September 2007; however, all stock options outstanding under the 1997 Plan remain outstanding pursuant to the terms of such stock options. As of March 31, 2016, options to purchase approximately 23,000 shares of our common stock were outstanding under the 1997 Plan. No further options or other stock-based awards may be granted under the 1997 Plan.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

11. Employee Benefit Plans (Continued)

        Certain options granted under the 2007 Plan and the 1997 Plan (collectively, the "Plans") and the RSUs granted under the 2007 Plan provide for accelerated vesting of unvested options in the event of a change in control under certain circumstances.

Stock Options

        A summary of activity in the Plans with respect to our stock options for Fiscal 2016 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2015	2,199	$1.83
Granted	1,808	2.35
Exercised	(243)	1.58
Forfeited	(79)	1.82
Expired	(376)	2.36

Options outstanding at March 31, 2016	3,309	$2.07	8.1	$1,222

Options exercisable at March 31, 2016	1,057	$1.70	5.9	$788

Vested and expected to vest at March 31, 2016	2,948	$2.05	8	$1,167

Options exercisable at March 31, 2016 pursuant to a change-in-control	3,309	$2.07	8.1	$1,222

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

11. Employee Benefit Plans (Continued)

        A summary of activity with respect to our RSUs for Fiscal 2016 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2015	194	$1.74
Granted	63	2.37
Vested	(66)	1.61
Forfeited	(18)	1.84

RSUs outstanding at March 31, 2016	173	$2.00	2.5	$273

Expected to vest at March 31, 2016	150	$1.99	2.4	$245

Common stock issuable (for RSUs) at March 31, 2016 upon a change-in-control	173	$2.00	2.5	$273

Stock-Based Compensation

        The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Cost of revenues	$42	$21	$30
Selling, general and administrative expense	567	315	246
Research and development expense	50	62	24

Total stock-based compensation	$659	$398	$300

        At March 31, 2016, there was approximately $2.1 million and $265,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 3.1 years for stock options and 2.5 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

11. Employee Benefit Plans (Continued)

        The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2016	2015	2014
Expected life—years	7.2	7.7	7.0
Risk-free interest rate	1.9%	2.0%	2.0%
Expected volatility of common stock	47%	50%	51%
Dividend yield	—%	—%	—%

        A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.19	$1.01	$0.99
Intrinsic value of options exercised	$135	$9	$281

Employee Incentive Programs

        Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2016, 2015 and 2014.

        We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after three years of service. Our matching contributions under the 401(k) Plan were approximately $716,000, $495,000 and $504,000 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

12. Stock Repurchase Program

        In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

12. Stock Repurchase Program (Continued)

program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company's existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

        For our fiscal year ended March 31, 2016, 2015 and 2014, we repurchased approximately 656,000, 473,000 and 196,000 shares of our common stock, respectively. From inception of the program in August 2011 through March 31, 2016, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2016, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of March 31, 2016, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

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

        The Performance Analytics segment includes our performance measurement and information management solution iPeMS, a specialized transportation performance measurement and traffic analytics solutions, as well as ClearPath Weather, our road-maintenance applications, and ClearAg, our precision agriculture solutions. iPeMS provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. ClearPath Weather provides winter road maintenance recommendations for state agencies, municipalities and for commercial companies. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions.

        The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human resources, marketing, compliance costs and certain administrative expenses, as well as interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers. The

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

13. Business Segments, Significant Customer and Geographic Information (Continued)

Company's Chief Executive Officer, who is the chief operating decision maker, or CODM, reviews financial information at the operating segment level. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

        Selected financial information for our reportable segments for the fiscal years ended March 31, 2016, 2015 and 2014 is as follows:

	Roadway Sensors	Transportation Systems	Performance Analytics	Total
	(In thousands)
Year Ended March 31, 2016
Revenues	$40,259	$32,330	$5,159	$77,748
Depreciation	152	136	161	449
Segment income (loss)	7,718	4,031	(7,380)	4,369
Year Ended March 31, 2015
Revenues	$36,370	$30,294	$5,587	$72,251
Depreciation	119	115	142	376
Segment income (loss)	6,302	4,239	(4,449)	6,092
Year Ended March 31, 2014
Revenues	$31,769	$30,524	$5,935	$68,228
Depreciation	208	161	118	487
Segment income (loss)	5,791	3,363	(1,575)	7,579

        The following table reconciles total segment income to consolidated income from continuing operations before income taxes:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Segment income:
Total income from reportable segments	$4,369	$6,092	$7,579
Unallocated amounts:
Corporate and other expenses	(7,479)	(7,731)	(4,903)
Amortization of intangible assets	(360)	(431)	(627)
Change in fair value of contingent acquisition consideration	—	(9)	(25)
Other (expense) income, net	2	(20)	—
Interest income, net	12	6	—

(Loss) income from continuing operations before income taxes	$(3,456)	$(2,093)	$2,024

Significant Customer and Geographic Information

        We currently have, and historically have had, a diverse customer base. For Fiscal 2016, no individual customer represented approximately 10% of our total revenues. For Fiscal 2015, one individual customer represented approximately 10% of our total revenues and no other individual

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2016

13. Business Segments, Significant Customer and Geographic Information (Continued)

customer represented greater than 10% of our total revenues. For Fiscal 2014, one individual customer represented approximately 11% of our total revenues and no other individual customer represented greater than 10% of our total revenues.

        No individual customer or government agency had a receivable balance at March 31, 2016 or 2015 greater than 10% of our total trade accounts receivable balances as of March 31, 2016 and 2015, respectively.

        The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2016	2015	2014
Middle East	1%	3%	4%
Other	—	—	1

	1%	3%	5%

        Substantially all of our long-lived assets are held in the U.S.

14. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net Loss	Basic Net Loss per Share	Diluted Net Loss per Share
	(In thousands, except per share amounts)
June 30, 2015	$18,365	$7,637	$(192)	$(0.01)	$(0.01)
September 30, 2015	20,573	7,883	(395)	(0.01)	(0.01)
December 31, 2015	19,014	7,211	(10,442)	(0.33)	(0.33)
March 31, 2016	19,796	7,938	(1,292)	(0.04)	(0.04)

	$77,748	$30,669	$(12,321)	$(0.39) *	$(0.39) *

June 30, 2014	$18,116	$6,807	$(19)	$—	$—
September 30, 2014	18,550	7,299	(187)	(0.01)	(0.01)
December 31, 2014	17,540	6,862	(98)	—	—
March 31, 2015	18,045	7,214	(766)	(0.02)	(0.02)

	$72,251	$28,182	$(1,070)	$(0.03) *	$(0.03) *

*
Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Exhibit Index

Exhibit Number		Description	Reference
2.2	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8- K/A as filed with the SEC on November 1, 2011

3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3		Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4		Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant's Annual Report on Form 10- K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5		Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6		Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007

3.7		Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8		Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

Exhibit Number		Description	Reference
4.3		Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10- K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	*	1997 Stock Incentive Plan (the "1997 Plan") as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4	*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5	*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7	*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

Exhibit Number		Description	Reference
10.15	*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.17		Office Lease, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.19	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.20		Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.21	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.22		Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8- K as filed with the SEC on October 6, 2010

10.23		Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8- K as filed with the SEC on October 3, 2012

10.24		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.25	*	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.26		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

Exhibit Number	Description	Reference
10.27	Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2014

10.28	Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on November 24, 2014

10.29	Separation Agreement and Release of Claims dated February 25, 2015 between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.30	Modification Agreement dated February 24, 2015 between the Iteris, Inc. and California Bank & Trust	Exhibit 10.2 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.31	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015

10.32	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

16.1	Letter from McGladrey LLP dated October 16, 2015 regarding change in certifying accountant	Exhibit 16.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 14, 2015

21	Subsidiaryies of the registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Filed herewith

24	Power of Attorney	Filed herewith (included on the Signature page)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit Number	Description	Reference
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

*
Indicates a contract, compensatory plan or arrangement in which directors or executive officers of the registrant are eligible to participate.

+
Confidential treatment has been previously granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b- 2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.

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