Form 10-K/A
period 2016-03-31
ITERIS, INC.
filed 2016-07-29
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

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

DOCUMENTS INCORPORATED BY REFERENCE

          None.

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends our annual report on Form 10-K for the year ended March 31, 2016, originally filed on June 20, 2016 (the "Original Filing"). We are filing this Amendment to provide the information required by Part III, which was not included in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the "SEC"), we are including with this Amendment certain currently dated certifications. Item 15 of Part IV has been amended to reflect the filing of these currently dated certifications and to consecutively number the exhibits.

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

        In this Amendment, unless the context indicates otherwise, the terms the "Company," "Iteris," "we," "us," and "our" refer to Iteris, Inc. and its wholly-owned subsidiary. In addition, unless the context indicates otherwise, each reference to "this report" or "the Annual Report" or words of like import in this Amendment, shall be deemed to be a reference to our annual report on Form 10-K for the year ended March 31, 2016, as amended by this Amendment.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The table and narrative below set forth information as of June 30, 2016 regarding our directors and executive officers, including, with respect to our directors, the attributes that we believe qualify them to serve as directors. We believe that our directors also have the following additional key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of experience and thought; and the commitment to devote significant time and energy to service on our Board of Directors (the "Board") and its committees.

Name	Age	Current Position(s) with Iteris
J. Joseph ("Joe") Bergera	52	Chief Executive Officer, President and Director
Richard Char(3)	57	Director
Kevin C. Daly, Ph.D.(2)(3)	71	Director
Gregory A. Miner(1)	61	Chairman of the Board
Gerard M. Mooney(2)(3)	62	Director
Thomas L. Thomas(1)(2)	67	Director
Mikel H. Williams(1)(2)	59	Director
Andrew Schmidt	54	Chief Financial Officer, Vice President of Finance and Secretary
Todd Kreter	56	Senior Vice President and General Manager, Roadway Sensors
Thomas N. Blair	52	Senior Vice President, Performance Analytics
Ramin Massoumi	43	Senior Vice President and General Manager, Transportation Systems

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Joe Bergera has served as our President and Chief Executive Officer and as a director since September 2015. Prior to joining us, Mr. Bergera served as Group Vice President, Software of Roper Technologies, Inc. (formerly, Roper Industries) since September 2011 and as President of iTradeNetwork, a Roper subsidiary, since August 2013. He was the Executive Vice President and General Manager, Tax Solutions at CCH Wolters Kluwer from March 2011 to September 2011 and served in senior executive positions with Sage Software from 2004 to March 2011, most recently as Executive Vice President, Global CRM. Mr. Bergera holds a B.A. degree in Government from Colby College, an M.B.A. from the Booth School of Business at the University of Chicago and an A.M. in Public Policy from the Harris School of Public Policy at the University of Chicago. Mr. Bergera has over 20 years of experience in technology-related companies and provides extensive management and global software and service industry knowledge to the Board.

        Richard Char has served as Senior Vice President and Global Head of Business Development at Verifone Systems, Inc., a global provider of technology and services for electronic payments, since July 2014. From August 2011 to April 2014, Mr. Char was Managing Director and Global Head of Digital Networks and Retail Solutions with Citi Enterprise Payments. Prior to joining Citi, Mr. Char was the Senior Managing Director at Regent Pacific Management Corporation, a turnaround, restructuring, and performance improvement firm, from September 2010 to August 2011. From October 2008 to March 2010, Mr. Char served as CEO of Incentium, LLC (formerly, VIPGift LLC), a provider of corporate and consumer loyalty and incentive programs. Incentium filed for bankruptcy protection in

February 2011. From June 2006 to July 2008, Mr. Char was the Senior Vice President of Corporate Development and General Counsel of Blackhawk Network, Inc., then an affiliate of Safeway which markets pre-paid gift cards through leading U.S. retailers. Mr. Char's prior business experience includes serving as the President and Chief Executive Officer of IC Media, a developer of CMOS digital image sensors, as the Managing Director with the Technology Group of Credit Suisse First Boston, as Co-Head of Technology Investment Banking at Cowen & Company, and as a partner in the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Char also served on the board of directors of Netlist, Inc. from January 2010 until December 2012. He received his A.B. degree from Harvard College and his J.D. degree from Stanford Law School. Mr. Char has served as a director since October 2005 and brings to the Board of Directors executive leadership experience, as well as significant corporate finance, legal and corporate development experience and financial acumen through his many years of work as a lawyer and in corporate finance.

        Kevin C. Daly, Ph.D.    served as our interim Chief Executive Officer from February 2015 to September 2015. Prior to his service as our interim CEO, Dr. Daly served as the CEO of Maxxess Systems, Inc., a provider of electronic security systems, from November 2005. Between August 2007 and August 2009, Dr. Daly also served as CEO of iStor Networks, Inc., a manufacturer of IP SAN storage systems. Prior to that, he served as the CEO of several technology companies, including Avamar Technologies, Inc. and ATL Products, Inc. Dr. Daly served on the board of directors of sTec, Inc., a provider of solid state disk systems, from May 2010 until the acquisition of the company in September 2013 by Western Digital Corporation. Dr. Daly received a B.S. degree in electrical engineering from the University of Notre Dame and M.S., M.A. and Ph.D degrees in engineering from Princeton University. He has served as a director of Iteris since 1993. Having served as the CEO of several technology companies and as a director of both private and public companies, Dr. Daly offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by such companies.

        Gregory A. Miner has served as a Managing Member of Merchant Capital Source, LLC, a company that provides working capital financing solutions to merchants, since 2004. Since 2007, Mr. Miner has also served as Managing Member of Clearpay Processing, LLC, a company that provides electronic solutions to businesses within the United States. Prior to that, Mr. Miner served in a number of management positions with us and our subsidiaries, most recently as our Chief Executive Officer. Mr. Miner is a Certified Public Accountant (inactive) and his business experience includes work at Deloitte Haskins and Sells (now known as Deloitte & Touche LLP). Mr. Miner has served as a director since 1998 and as our Chairman of the Board of Directors since 2004. Through his service in a variety of executive positions with us and our subsidiaries, Mr. Miner has a deep and broad understanding of our business as well as the leadership skills and the operational understanding to provide sound guidance in continuing to grow our business.

        Gerard M. Mooney retired from International Business Machines Corporation ("IBM") in March 2014, after serving in a number of senior positions since 2000. Most recently, he served as the Vice President Strategy for IBM's Public Sector from February 2012 until his retirement, as the General Manager, Global Smarter Cities for IBM from November 2011 to February 2012, and as the General Manager, Global Government and Education for IBM from 2008 to November 2011. He served as Vice President of IBM's Venture Capital Group from 2000 to 2008. Before joining IBM, Mr. Mooney held various management positions at Hewlett-Packard Company for six years. Mr. Mooney has extensive operational and financial experience across a broad range of technology-based companies, from start-ups to large public companies, and has considerable experience with the major customers in the professional transportation market. He previously served as a member of the board of directors of the Intelligent Transportation Society of America and is also active in the intelligent search technology, cognitive intelligence, AI, data mining and visualization tools industries. Mr. Mooney currently serves as a director of inno360 and cofounder of theinnovationexchange, which offers SaaS cognitive platforms.

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

        Thomas L. Thomas is the managing partner of T2 Partners, a private management consulting and investment business which he founded in January 2011. In addition, Mr. Thomas served as the Executive Chairman and CEO of International Decision Systems, a provider of software and solutions for the equipment finance market, from September 2009 to January 2011. From 2004 to July 2008, Mr. Thomas was the President and Chief Operating Officer of Global Exchange Services, a provider of business-to-business EDI and supply chain management solutions. Prior to that, Mr. Thomas served as the President and CEO at several software, analytics and technology companies, including HAHT Commerce, Ajuba Solutions, and Vantive Corporation, and as the First Chief Information Officer for Dell Computer Corporation and 3Com Corporation. Earlier in his career, Mr. Thomas also held various senior executive management positions at Kraft General Foods, Sara Lee Corporation and W. R. Grace. Since 2012, Mr. Thomas has served as a director of Accurate Group, which specializes in the appraisal and title services business where technology has been instrumental in redefining the transaction model for the industry. He has also served on the board of directors of infoGroup, Inc. from January 2009 to July 2010, and served as a director on the boards of a wide range of technology companies, including ATL Products, Vantive Corporation, Interwoven, iManage, FrontRange Solutions, IDS International, and Quofore International. Mr. Thomas has served as a director of Iteris since 1999 and offers to the Board of Directors valuable business, leadership and strategic insights obtained through his service as an executive and as a member of the board of directors in a variety of industries and businesses, including a number of leading technology companies, and his experience in working with companies through several stages of their development.

        Mikel H. Williams has served as the Chief Executive Officer and a director of Targus Cayman Holdco Limited, a leading global supplier that designs, develops and sells products for the mobile worker, including laptop cases, docking stations and accessories for mobile electronic devices, since February 2016. Prior to that, Mr. Williams served as the Chief Executive Officer and a director of JPS Industries, Inc., a manufacturer of sheet and mechanically formed glass and aramid substrate materials for the electronics, aerospace, ballistics and general industrial applications, from May 2013 until its sale in July 2015. Mr. Williams was the President, Chief Executive Officer and a director of DDi Corp., a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 to May 2012 and a Senior Vice President and Chief Financial Officer of DDi from November 2004 to October 2005. DDi was sold in May of 2012. He has also served in various management positions with several companies in the technology and professional services related industries. Mr. Williams began his career with PricewaterhouseCoopers as a certified public accountant in the State of Maryland. Mr. Williams also serves as Chairman of the board of directors of Centrus Energy Corp. (formerly USEC Inc.). He was added to USEC's board of directors in October 2013 on the recommendation of certain holders of USEC's convertible senior notes as USEC was considering a bankruptcy restructuring, which was successfully initiated and completed in 2014. Since October 2015, Mr. Williams also serves on the board of directors of B. Riley Financial, Inc. He previously served on the boards of Lightbridge Communications Corporation until it was sold in January 2015, and Tellabs, Inc. until it was sold in December 2013. Mr. Williams received his B.S. degree from the University of Maryland in accounting and an M.B.A. from the University of Georgetown. Mr. Williams has served as a director of Iteris since April 2011 and provides the Board of Directors with operational and public company experience and valuable strategic insights through his many years of leadership positions in technology-related companies with international operations, as well as valuable knowledge and insights in finance and financial reporting matters.

        Andrew Schmidt has served as our Vice President of Finance, Chief Financial Officer and Secretary, since March 2015. Prior to joining us, Mr. Schmidt served as the Chief Financial Officer and Corporate Secretary of Smith Micro Software, Inc., a publicly-held provider of wireless and mobility software solutions from 2005 to May 2014. Prior to joining Smith Micro, Mr. Schmidt held CFO roles for several other public companies, including Genius Products, an entertainment company, and Mad Catz Interactive, a provider of console video game accessories. He also served as Vice President (Finance) of Peregrine Systems, a publicly-held provider of enterprise level software. Mr. Schmidt holds a B.B.A. degree in Finance from the University of Texas and an M.S. degree in Accountancy from San Diego State University.

        Todd Kreter has served as our Senior Vice President and General Manager, Roadway Sensors since May 2014. Mr. Kreter served as our Senior Vice President, Sensors Development and Operations from May 2009 to May 2014 and as Vice President of Engineering from November 2007 to May 2009. Prior to joining us, Mr. Kreter served in a number of executive positions at Quantum Corporation, most recently as the VP Global Services from 2004 to January 2007, where he managed the company's worldwide customer service organization. Mr. Kreter holds a B.S. degree in mechanical engineering from California State University, Fullerton.

        Thomas N. Blair has served as our Senior Vice President, Performance Analytics since July 2012. Prior to that, Mr. Blair served as general manager for Trimble Navigation Limited, a provider of integrated positioning, wireless, and software technology solutions, from 2007 to August 2011, and as vice president for new business development at @Road, Inc., a leading provider of mobile resource management solutions, from 2006 to 2007. He also worked as director of business and corporate development at iAnywhere Solutions, a Sybase company, from 2003 to 2006. Mr. Blair holds a B.S. degree in Management Information Systems from DeVry Institute of Technology and an M.S. degree in Computer Science from Rochester Institute of Technology.

        Ramin Massoumi has served as our Senior Vice President and General Manager, Transportation Systems since March 2015. Mr. Massoumi joined Iteris in 1998 and served in a number of executive and managerial positions prior to the promotion to his current position, most recently as our Vice President of Business Development from June 2011 to March 2015. Throughout his career, his focus has been in the application of advanced technologies in the traffic management market, and has led projects throughout the United States and the Middle East. Mr. Massoumi also serves as a lecturer of upper division courses on transportation engineering, ITS and multi-modal operation at University of California at Irvine. Mr. Massoumi holds a B.S. degree in Civil Engineering from the University of California Irvine, an M.S. degree in Engineering from the University of California, Berkeley, and an M.B.A. from the University of Southern California.

Family Relationships

        There are no family relationships among any of our directors and executive officers.

Code of Ethics and Business Conduct

        Our Board of Directors has adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.iteris.com. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics required to be disclosed under the rules of the Securities and Exchange Commission ("SEC"), at the same location on our website.

Audit Committee

        We currently have several standing committees of the Board, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The current members of our Audit Committee are Messrs. Miner, Thomas and Williams. The Board has determined that each member of the Audit Committee is "independent" under the standards established by The Nasdaq Stock Market ("Nasdaq") and the SEC rules regarding audit committee memberships. The Board has identified Mr. Williams as the member of the Audit Committee who qualifies as an "audit committee financial expert" under applicable SEC rules and regulations governing the composition of the Audit Committee.

Changes in Nominating Procedures

        There have been no material changes to the procedures by which security holders may recommend nominees to our Board that were implemented since we last disclosed such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. For the fiscal year ended March 31, 2016 ("Fiscal 2016"), the Form 4 reports for option grants for 75,000, 75,000, 20,000 and 75,000 shares of common stock, respectively, for Messrs. Thomas Blair, Todd Kreter, Ramin Massoumi, and Andrew Schmidt were not filed within two business days of the November 2, 2015 grant date. Based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended March 31, 2016 and written representations received from the reporting persons that no other reports were required, except as indicated in the foregoing sentence, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table shows information regarding the compensation earned for the fiscal year ended March 31, 2015 ("Fiscal 2015") and Fiscal 2016 by (i) our Chief Executive Officer, (ii) our former interim Chief Executive Officer and (iii) our two most highly compensated executive officers (other than our Chief Executive Officer) who were serving as executive officers as of March 31, 2016. The officers listed below are collectively referred to as the "named executive officers" or "NEOs" in this report.

Name and Principal Position	Fiscal Year	Salary		Bonus		Option Awards(1)		Non-Equity Incentive Plan Compensation(2)		All Other Compensation(3)		Total
Joe Bergera(4)	2016	$197,502		$150,000	(5)	$1,659,150		$63,080	(5)	$7,610		$2,077,341
Chief Executive Officer
Kevin C. Daly, Ph.D.(6)	2016	313,881		—		12,381	(7)	—		14,750	(8)	341,012
Former interim Chief	2015	47,770		—		10,091	(7)	—		33,500	(8)	91,361
Executive Officer
Andrew Schmidt	2016	325,000		32,500	(9)	91,950		40,369		9,750		499,569
Chief Financial Officer	2015	18,750	(10)	—		101,821		—		—		120,571
Todd Kreter	2016	250,016		—		91,950		85,296		7,650		434,912
Senior Vice President	2015	250,982		—		53,715		105,000		7,949		417,646

(1)
The dollar amounts shown represent the grant date fair value of stock options granted during the applicable fiscal year determined pursuant to the Black-Scholes-Merton option pricing formula. For a discussion of valuation assumptions used in the calculations, see Note 11 to our consolidated financial statements in the Annual Report. See also our discussion of stock-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in the Annual Report. The options have an exercise price equal to the closing sales price of our common stock as of the grant date and, other than the options granted to Dr. Daly, vest in equal annual installments over four years and are not exercisable until vested. The option granted to Dr. Daly was for his service as a non-employee director of the Company and, as such, vests one year after the grant date and is immediately exercisable.

(2)
The amounts shown in this column constitute the cash bonuses paid to each named executive officer based on the attainment of certain pre-established criteria. These awards are discussed in further detail under "Plan-Based Bonuses" below.

(3)
Except as otherwise noted, represents 401(k) plan employer contributions paid by us.

(4)
Mr. Bergera was hired effective September 23, 2015 at an annual salary of $385,000. The Fiscal 2016 salary represents the amount earned by Mr. Bergera from his hire date to the end of such fiscal year.

(5)
Pursuant to his employment agreement, Mr. Bergera was eligible for a bonus of up to $300,000 for Fiscal 2016, of which $150,000 was a signing bonus payable on January 31, 2016, provided that Mr. Bergera was employed by the Company as of such date, and the remaining $150,000 was payable based on his attainment of certain pre-established criteria, as discussed in further detail under "Plan-Based Bonuses" below.

(6)
Dr. Daly served as our interim Chief Executive Officer from February 2015 until September 2015.

(7)
Represents the grant date fair value of the stock options granted to Dr. Daly during Fiscal 2015 and Fiscal 2016 for his service as a non-employee director of the Company prior to and subsequent to his service as our interim Chief Executive Officer.

(8)
Consists of fees that Dr. Daly earned in Fiscal 2015 and Fiscal 2016 for his service as a non-employee director of the Company prior to and subsequent to his service as our interim Chief Executive Officer.

(9)
Discretionary cash bonus.

(10)
Mr. Schmidt was hired in March 2015 at an annual salary of $325,000. The Fiscal 2015 salary represents the amount earned by Mr. Schmidt from his hire date to the end of such fiscal year.

Plan-Based Bonuses

        For Fiscal 2016, the potential compensation for Messrs. Bergera, Schmidt and Kreter included an annual cash bonus based upon criteria established by the Compensation Committee for such fiscal year.

        Under his employment agreement, Mr. Bergera was provided a target bonus opportunity of $150,000 (not including his signing bonus of $150,000), subject to attainment of specified corporate performance goals and Mr. Bergera's achievement of strategic objectives that were qualitative in nature and were established by the Compensation Committee. The objectives for Mr. Bergera generally included strategic assessment of the market and operations of the Company's business units, the design and implementation of forecasts, restructuring of the corporate marketing function and implementing a new role to drive the ITS/connected vehicle strategy. Mr. Bergera's bonus was based 40% on our total revenue and operating income goals (as described in more detail below) and 60% on his achievement of his strategic objectives.

        For Mr. Schmidt, his bonus was based 60% on our total revenue and operating income goals, 20% on revenue and operating income goals for our Performance Analytics segment, and 20% on achieving certain objectives related to staff recruitment and development, as well as strategic financial planning for the Company.

        For Mr. Kreter, his bonus was based 35% on our total revenue and operating income goals, 45% on revenue and operating income goals for our Roadway Sensors segment, and 20% on achieving certain objectives with respect to the Roadway Sensors segment, including development and enhancement of products, new customer development, and revamping the international strategy and distribution channel.

        The corporate and business unit performance targets for the annual cash bonuses for Messrs. Bergera, Schmidt and Kreter for Fiscal 2016 were as follows:

Performance Component(1)	No Bonuses At or Below	Target	Maximum
	(in thousands)
Corporate Revenue	$72,505	$85,300	$93,830
Corporate Operating Income	1,120	1,400	1,680
Roadway Sensors Revenue	35,505	39,450	43,395
Roadway Sensors Operating Income	4,120	5,150	6,180
Performance Analytics Revenue	9,720	10,800	11,880
Performance Analytics Operating Income	(7,500)	(6,250)	(5,000)

(1)
The corporate revenue and operating income goals were applicable to each of Messrs. Bergera, Schmidt and Kreter. The Roadway Sensors revenue and operating income goals were applicable to Mr. Kreter, and the Performance Analytics revenue and operating income goals were applicable to Mr. Schmidt.

        The target bonus opportunities for Fiscal 2016 based on the above criteria were as follows: Mr. Bergera—$150,000; Mr. Schmidt—$125,000; and Mr. Kreter—$137,500. If our performance for Fiscal 2016 exceeded the revenue and operating income targets set for bonus purposes, the executives could have earned an additional bonus of up to 50% of the target bonus award that was not based upon achieving individual objectives. The full 50% additional bonus would have been earned by the NEOs if the Company had achieved the revenue and operating income goals set forth under the "Maximum" column above. If the Company had achieved revenue and operating income which were less than the goals set forth under the "Maximum" column but more than the amounts set forth under the "Target" column, the additional bonus payable would have been proportional, or based on the level of the Maximum goal achieved when measured from the Target amount. For example, if the performance had exceeded the Target goal by 25% of the difference between the Maximum and Target amounts, then 25% of the 50% additional bonus relating to such performance goal would have been payable.

        In Fiscal 2016, our revenue and operating results for the Company and for the relevant business units for bonus purposes were as follows: Corporate Revenue—$77.7 million; Corporate Operating Loss—$(3.5) million; Roadway Sensors Revenue—$40.3 million; Roadway Sensors Operating Income—$4.8 million; Performance Analytics Revenue—$5.2 million; and Performance Analytics Operating Loss—$(9.3) million. As a percentage of the targets set for bonus purposes, the results were as follows:

Corporate Revenue—91.1%; Corporate Operating Income—0%; Roadway Sensors Revenue—102.2%; Roadway Sensors Operating Income—93.2%; Performance Analytics Revenue—0%; and Performance Analytics Operating Income—0%. For bonus purposes, segment operating income results include certain corporate allocations. Accordingly, based upon the above described criteria, bonuses in the following amounts were approved for Fiscal 2016: Mr. Bergera—$63,080; Mr. Schmidt—$40,369; and Mr. Kreter—$85,296.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth the outstanding equity awards held by each named executive officer as of March 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date(1)	Option Expiration Date
Joe Bergera	—	1,350,000	$2.38	09/23/15	09/22/25
Chief Executive Officer
Kevin C. Daly, Ph.D.	5,000	—	2.54	09/14/06	09/13/16
Former interim Chief Executive Officer	5,000	—	2.21	09/21/07	09/20/17
	5,000	—	2.10	09/19/08	09/18/18
	5,000	—	1.73	09/18/09	09/17/19
	5,000	—	1.45	09/17/10	09/16/20
	10,000	—	1.18	09/16/11	09/15/21
	10,000	—	1.61	09/14/12	09/13/22
	10,000	—	1.75	09/23/13	09/22/23
	10,000	—	1.76	10/17/14	10/16/24
	10,000	—	2.40	09/24/15	09/23/25
Andrew Schmidt	25,000	75,000	1.79	03/16/15	03/15/25
Chief Financial Officer	—	75,000	2.37	11/02/15	11/01/25
Todd Kreter	25,000	—	2.46	02/21/08	02/20/18
Senior Vice President	25,000	—	1.41	05/27/09	05/26/19
	30,000	—	1.10	08/10/11	08/09/21
	20,000	20,000	1.81	07/29/13	07/28/23
	12,500	37,500	1.87	11/18/14	11/17/24
	—	75,000	2.37	11/02/15	11/01/25

(1)
Each option (other than the options granted to Dr. Daly) vests at the rate of 25% on each of the first four anniversaries of the grant date. Dr. Daly's options were granted to him for his service as a non-employee director of the Company, and all such options, other than the option granted on September 24, 2015, are fully vested.

Employment Contracts; Termination of Employment and Change of Control Arrangements

        We do not currently have any employment contracts in effect with any of our named executive officers other than the agreements described below. We provide incentives such as salary, benefits, option grants and RSUs to attract and retain executive officers and other key associates. The plan administrator of the 2007 Omnibus Incentive Plan has the discretion to determine whether outstanding equity awards held by our NEOs are to vest upon a qualifying termination of employment following certain changes in control of the Company, or upon such change in control, but we do not provide for any automatic "single trigger" acceleration of equity awards upon a change in control (other than the option grant received by Dr. Daly in connection with his service as a non-employee director). Other than as noted in this section, there is no agreement or policy which would automatically entitle any named executive officer to severance payments or any other compensation as a result of such officer's termination.

  Agreement with Joe Bergera

        In connection with his hiring, we entered into an employment agreement with Joe Bergera, our Chief Executive Officer, dated September 8, 2015, pursuant to which Mr. Bergera will receive an annual base salary of $385,000, which may be increased from time to time at the discretion of the Compensation Committee. Mr. Bergera will also be eligible to participate in our executive bonus plan as then in effect and his potential bonus for each year will be established annually by the Board or a committee of the Board, provided that the bonus potential for Fiscal 2016 will be $300,000, of which $150,000 was a signing bonus payable on January 31, 2016 provided that Mr. Bergera was employed by the Company as of such date. The agreement is for an initial term of three years and will renew for successive one year periods until September 2025 unless either we or Mr. Bergera provides written notice of non-renewal at least 30 days prior to the end of the initial term or renewal term, as applicable.

        Pursuant to the agreement, Mr. Bergera also received an option grant under our 2007 Omnibus Incentive Plan to purchase up to 1,350,000 shares of our common stock (the "Option"). The Option will vest in equal annual installments over four years and has an exercise price equal to the closing sales price of our common stock on the date of grant of the Option.

        If during the initial term of the agreement or any renewal term, Mr. Bergera's employment with the Company is terminated without Cause (as such term is defined in the agreement), Mr. Bergera will be entitled to receive (i) salary continuation payments for 12 months following his termination, (ii) a lump sum payment equal to the pro-rated portion of his target bonus established by the Compensation Committee for the fiscal year in which his employment is terminated and (iii) reimbursement for the cost of COBRA coverage for a period of up to 12 months following the termination. If Mr. Bergera is terminated without Cause or resigns for Good Reason within 12 months following a Change in Control (as such terms are defined in the agreement) (such termination or resignation, a "CIC Termination"), Mr. Bergera will be entitled to receive (i) a lump sum payment equal to 125% of his base salary as then in effect, (ii) a lump sum payment equal to the pro-rated portion of his target bonus established by the Compensation Committee for the fiscal year in which the CIC Termination occurs, (iii) reimbursement for the cost of COBRA coverage for a period of up to 12 months following the CIC Termination, and (iv) acceleration of the vesting of the Option. In addition, upon termination of his employment due to death, Mr. Bergera's estate or beneficiaries will be entitled to receive salary continuation payments in the aggregate equal to 50% of his then current base salary.

  Agreement with Andrew Schmidt

        We entered into an employment agreement dated March 9, 2015 with Andrew Schmidt, our Chief Financial Officer, in connection with his hiring. Pursuant to the agreement, Mr. Schmidt will receive an annual base salary of $325,000, which may be increased from time to time at the discretion of the Board or the Compensation Committee. He will also be eligible to participate in our executive bonus plan as then in effect and his potential bonus for each year will be established annually by the Board or the Compensation Committee, provided that the bonus potential for Fiscal 2016 was to be $125,000. The agreement will have an initial term of two years and will renew for successive one year periods until March 2025 unless either the Company or Mr. Schmidt provides written notice of non-renewal at least 30 days prior to the end of the initial term or renewal term, as applicable. If during the initial term of the agreement or any renewal term, Mr. Schmidt's employment with the Company is terminated without Cause or he resigns from the Company for Good Reason (as such terms are defined in the agreement), Mr. Schmidt will be entitled to salary continuation payments for six months following his termination in an aggregate amount of up to 50% of his annual base salary as then in effect. In addition, Mr. Schmidt will be entitled to receive reimbursement for the cost of COBRA coverage for a period of up to six months following such termination.

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

        The following table sets forth a summary of the compensation earned in Fiscal 2016 by each person who served as a director during such year, who is not a named executive officer.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Richard Char	$29,000	$12,381	$41,381
Gregory A. Miner	41,500	12,381	53,881
Gerard M. Mooney	31,750	12,381	44,131
Thomas L. Thomas	34,875	12,381	47,256
Mikel H. Williams	34,500	12,381	46,881

(1)
Represents amounts earned by the directors based on the compensation arrangement described above.

(2)
The dollar amounts shown represent the grant date fair value of stock options granted in Fiscal 2016 determined pursuant to the Black-Scholes-Merton option pricing formula. For a discussion of valuation assumptions used in the calculations, see Note 11 to our consolidated financial statements in the Annual Report. See also our discussion of stock-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in the Annual Report. At the end of Fiscal 2016, the above-listed directors held options for the following number of shares of common stock: Richard Char—75,000; Gregory A. Miner—75,000; Gerard M. Mooney—40,000; Thomas L. Thomas—75,000; and Mikel H. Williams—60,000.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of July 15, 2016, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(2)
Lloyd I. Miller, III(3)	4,980,759	15.5%
Fundamental Global Investors, LLC(4)	2,295,519	7.2
Joe Bergera	—	—
Andrew Schmidt(5)	35,000	*
Todd Kreter(6)	154,363	*
Richard Char(7)	84,000	*
Kevin C. Daly, Ph.D(8)	483,232	1.5
Gregory A. Miner(9)	737,485	2.3
Gerard M. Mooney(10)	40,000	*
Thomas L. Thomas(11)	129,000	*
Mikel H. Williams(12)	70,000	*
All executive officers and directors as a group (11 persons)(13)	1,942,073	5.9%

*
Less than 1%.

(1)
The address of each of the directors and officers is 1700 Carnegie Avenue, Suite 100, Santa Ana, CA 92705.

(2)
Based on 32,057,503 shares of common stock outstanding as of July 15, 2016. Shares of common stock subject to options or warrants which are exercisable within 60 days of July 15, 2016 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation. In addition to the shares held in the individual's name, the number of shares indicated also includes shares held for the benefit of the named person under our 401(k) plan.

(3)
Pursuant to an amendment to a Schedule 13G filed on February 2, 2016 with the SEC, Mr. Miller reported that, as of December 31, 2015, he had sole dispositive and voting power with respect to 4,845,122 shares as (i) the manager of a limited liability company that is the general partner of certain limited partnerships, (ii) the manager of a limited liability company that is the adviser to certain trusts, (iii) the manager of a limited liability company, (iv) trustee to a certain grantor retained annuity trust and (v) an individual. As of such date, Mr. Miller also had shared dispositive and voting power with respect to 135,637 shares as (x) an advisor to the trustee of a certain trust and (y) an agent under a general durable power of attorney with respect to shares held in a trust account. The address for Mr. Miller is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(4)
Pursuant to a Schedule 13D filed with the SEC on February 26, 2016, as amended on July 5, 2016 and July 8, 2016, (i) Fundamental Global Partners, LP, a Delaware limited partnership ("FGPP"); (ii) Fundamental Global Partners Master Fund, LP, a Cayman Islands exempted limited partnership ("FGPM"); (iii) Fundamental Global Investors, LLC, a North Carolina limited liability company ("FGI"); (iv) FGI Funds Management, LLC, a Florida limited liability company; (v) Joseph H. Moglia; (vi) D. Kyle Cerminara; (vii) Lewis M. Johnson; (viii) RELM Wireless Corporation, a Nevada corporation ("RELM"); and (ix) Tactical Capital Investments LLC, a Delaware limited liability company and a wholly-owned subsidiary of RELM, reported that, as of July 8, 2016, they beneficially owned in the aggregate 2,295,519 shares of Iteris' common stock, of which 157,450, 359,920, and 1,778,149 shares are held directly by FGPP, FGPM and RELM, respectively. Of the shares attributed to RELM, 100 shares are held by RELM of record; the remaining shares held by RELM are in an account that is managed by CWA Asset Management Group, LLC (doing business as "Capital Wealth Advisors"). Share purchases by RELM were made through Tactical Capital Investments LLC.

FGI may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. As principals of FGI, Messrs. Cerminara, Johnson and Moglia may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. FGI Funds Management, LLC, as the investment manager to FGPP and FGPM, may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. As principals of FGI Funds Management, LLC, Messrs. Cerminara and Johnson may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. FGI and its affiliates, as the largest stockholder of RELM, may be deemed to beneficially own the shares of common stock disclosed as directly owned by RELM. As principals of FGI and directors of RELM, Messrs. Cerminara and Johnson may be deemed to beneficially own the shares of common stock disclosed as directly owned by RELM. Messrs. Cerminara, Johnson and Moglia expressly disclaim such beneficial ownership. FGI expressly disclaims beneficial ownership of the shares of common stock held by RELM.

Each of FGPP and FGPM beneficially owns, and has the shared power to direct the voting and disposition of, the shares of common stock disclosed as beneficially owned by it. FGI has the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. FGI Funds Management, LLC, as the investment manager of FGPP and FGPM, has the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. Messrs. Cerminara and Johnson, as principals of FGI Funds Management, LLC, may be deemed to have the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. Messrs. Cerminara, Johnson and Moglia, as principals of FGI, may be deemed to have the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. RELM beneficially owns, and has the shared power to direct the voting and disposition of, the shares of common stock disclosed as beneficially owned by it. As principal of FGI and directors of RELM, Messrs. Cerminara and Johnson, and FGI may be deemed to have the shared power to direct the voting and disposition of the shares of common stock held by RELM.

The principal business addresses of the various entities and persons are as follows: (i) RELM and Tactical Capital Investments LLC: 7100 Technology Drive, West Melbourne, Florida 32904; (ii) FGPP, FGI and Mr. Moglia: 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; (iii) FGPM: c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104 Cayman Islands; (iv) FGI Funds Management, LLC: 9045 Strada Stell Court, Suite 106, Naples, Florida 34109; (v) Mr. Cerminara: c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; c/o Ballantyne Strong, Inc., 13710 FNB Parkway, Suite 400, Omaha, Nebraska 68154; and 131 Plantation Ridge Dr., Suite 100, Mooresville,

  North Carolina 28117; and (vi) Mr. Johnson: c/o CWA Asset Management Group, LLC, 9045 Strada Stell Court, Suite 106, Naples, Florida 34109, and c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209.

(5)
Includes 25,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(6)
Includes 122,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(7)
Includes 75,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(8)
Consists of (i) 79,100 shares held by the Daly Family Trust, of which Dr. Daly is a trustee, (ii) 329,032 shares held by Dr. Daly's IRA, (iii) 100 shares held by Dr. Daly's spouse, and (iv) 75,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(9)
Includes (i) 183,334 shares held by Mr. Miner's IRA, (ii) 19,230 shares held by Mr. Miner's wife's IRA and (iii) 75,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(10)
Consists of 40,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(11)
Includes 75,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(12)
Includes 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016.

(13)
Includes (i) 707,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2016 and (ii) 12,500 shares issuable within 60 days after July 15, 2016 upon vesting of restricted stock unit ("RSU") awards. The number indicated includes shares held by Tom Blair and Ramin Massoumi, who are executive officers but not named executive officers for purposes of the Annual Report.

Equity Compensation Plans

        The following table provides information as of March 31, 2016 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)
Equity Compensation Plans Approved by Security Holders
1997 Stock Incentive Plan	23,000		$2.54		—
2007 Omnibus Incentive Plan	3,287,000	(1)	2.07	(2)	902,000
Equity Compensation Plans Not Approved by Security Holders
None

Total	3,310,000	(1)	$2.07	(2)	902,000

(1)
Includes 173,000 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder's period of continued service.

(2)
Calculated without taking into account the 173,000 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

        Since April 1, 2014, other than the agreements and transactions described in "Item 11. Executive Compensation" and the transactions described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes one of our directors, who is also a director of Maxxess and previously served as its CEO. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to Maxxess. In August 2009, Maxxess executed a promissory note payable to us for $274,000. On July 23, 2013, the promissory note with Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be made in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of March 31, 2016, approximately $219,000 of the original principal balance was outstanding and payable to us. For each of the fiscal years ended March 31, 2016 and 2015, interest payments totaling approximately $14,000 and $16,000, respectively, were made by Maxxess. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

Director Independence

        The Board of Directors has determined that each of Messrs. Char, Daly, Miner, Mooney, Thomas and Williams satisfies the requirements for "independence" using the standards established by Nasdaq, except that Dr. Daly did not qualify as an independent director while he was serving as our interim Chief Executive Officer from February 2015 to September 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

        Deloitte & Touche LLP ("Deloitte") was engaged by us as our principal accountant in October 2015, beginning with the review of our consolidated financial statements for the second quarter of Fiscal 2016, and rendered the audit opinion on our consolidated financial statements for Fiscal 2016.

        The audit fees billed by Deloitte for Fiscal 2016 totaled $525,000. Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements for the applicable fiscal year and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and other regulatory filings for such fiscal year. There were no other fees billed to us by Deloitte for Fiscal 2016.

Audit Committee Pre-Approval Policies and Procedures

        All engagements for services by Deloitte or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by Deloitte for Fiscal 2016.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1)-(2)    The financial statements and required financial statement schedules are included in the Original Filing.

(3)
Exhibits

        The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2016	ITERIS, INC. (Registrant)

By	/s/ JOE BERGERA Joe Bergera Chief Executive Officer (Principal Executive Officer)

 Exhibit Index

Exhibit Number		Description	Reference
2.1	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3		Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4		Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant's Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5		Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6		Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007

3.7		Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8		Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

Exhibit Number		Description	Reference
4.3		Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	*	1997 Stock Incentive Plan (the "1997 Plan") as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4	*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5	*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7	*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.9	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.12	*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

Exhibit Number		Description	Reference
10.13		Office Lease, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.14	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.15	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.16		Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.17	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.18		Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 6, 2010

10.19		Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8- K as filed with the SEC on October 3, 2012

10.20		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.21	*	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.22		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

10.23		Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2014

10.24		Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on November 24, 2014

10.25	*	Separation Agreement and Release of Claims dated February 25, 2015 between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

Exhibit Number		Description	Reference
10.26		Modification Agreement dated February 24, 2015 between Iteris, Inc. and California Bank & Trust	Exhibit 10.2 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.27	*	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015

10.28	*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

16.1		Letter from McGladrey LLP dated October 16, 2015 regarding change in certifying accountant	Exhibit 16.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 14, 2015

21		Subsidiaries of the registrant	Exhibit 21 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

23.1		Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Exhibit 23.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

23.2		Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Exhibit 23.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

24		Power of Attorney	Included on the signature page to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

31.3		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

Exhibit Number		Description	Reference
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

101.INS	#	XBRL Instance Document	Exhibit 101.INS to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

101.SCH	#	XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document	Exhibit 101.CAL to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document	Exhibit 101.LAB to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document	Exhibit 101.PRE to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

101.DEF	#	XBRL Taxonomy Definition Presentation Linkbase Document	Exhibit 101.DEF to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 20, 2016

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

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index