Form 10-Q
period 2016-06-30
ITERIS, INC.
filed 2016-08-10
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 32,067,503 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary. Abacus®, ClearAg®, ClearPath 511®, ClearPath Weather®, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, Next®, P10™, P100™, Pegasus™, Radius™, Reverse 511™, RZ 4™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	June 30,	March 31,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$15,086	$16,029
Trade accounts receivable, net of allowance for doubtful accounts of $731 and $714 at June 30, 2016 and March 31, 2016, respectively	13,259	13,241
Costs and estimated earnings in excess of billings on uncompleted contracts	5,991	5,250
Inventories	2,640	3,153
Prepaid expenses and other current assets	1,872	1,505
Total current assets	38,848	39,178
Property and equipment, net	2,242	2,139
Intangible assets, net	1,041	951
Goodwill	17,318	17,318
Other assets	378	434
Total assets	$59,827	$60,020

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,521	$5,469
Accrued payroll and related expenses	4,636	5,719
Accrued liabilities	1,472	1,445
Billings in excess of costs and estimated earnings on uncompleted contracts	1,924	2,294
Total current liabilities	14,553	14,927
Deferred rent	724	750
Deferred income taxes	688	685
Unrecognized tax benefits	200	196
Total liabilities	16,165	16,558
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2016 and March 31, 2016
Issued and outstanding shares - 32,058 at June 30, 2016 and 32,048 at March 31, 2016	3,206	3,205
Additional paid-in capital	135,661	135,424
Accumulated deficit	(95,205)	(95,167)
Total stockholders’ equity	43,662	43,462
Total liabilities and stockholders’ equity	$59,827	$60,020

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2016	2015

Total revenues	$23,927	$18,365
Cost of revenues	14,518	10,728
Gross profit	9,409	7,637
Operating expenses:
Selling, general and administrative	7,805	6,488
Research and development	1,610	1,503
Amortization of intangible assets	84	92
Total operating expenses	9,499	8,083
Operating loss	(90)	(446)
Non-operating income (expense):
Other expense, net	(4)	—
Interest income, net	1	4
Loss from continuing operations before income taxes	(93)	(442)
(Provision) benefit for income taxes	(1)	198
Loss from continuing operations	(94)	(244)
Gain on sale of discontinued operation, net of tax	56	52
Net loss	$(38)	$(192)

Loss per share from continuing operations - basic and diluted	$(0.00)	$(0.01)
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.00
Net loss per share - basic and diluted	$(0.00)	$(0.01)

Shares used in basic and diluted per share calculations	32,052	32,203

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(38)	$(192)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	7	(204)
Depreciation of property and equipment	176	151
Stock-based compensation	224	83
Amortization of intangible assets	166	133
Gain on sale of discontinued operation, net of tax	(56)	(52)
Loss on disposal of equipment	13	—
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(18)	(447)
Net costs and estimated earnings in excess of billings	(1,111)	95
Inventories	513	36
Prepaid expenses and other assets	(311)	(437)
Accounts payable and accrued expenses	(33)	(1,173)
Net cash used in operating activities	(468)	(2,007)

Cash flows from investing activities
Purchases of property and equipment	(292)	(323)
Capitalized software development costs	(256)	—
Net proceeds from sale of discontinued operation	59	—
Net cash used in investing activities	(489)	(323)

Cash flows from financing activities
Repurchases of common stock	—	(735)
Proceeds from stock option exercises	14	—
Net cash provided by (used in) financing activities	14	(735)
Decrease in cash and cash equivalents	(943)	(3,065)
Cash and cash equivalents at beginning of period	16,029	21,961
Cash and cash equivalents at end of period	$15,086	$18,896

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	$5	$5
Income taxes	47	38

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, Iteris Michigan, LLC, in this report as “Iteris,” the “Company,” “we,” “our” and “us”) is a provider of intelligent information solutions for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics, and improve the safety of surface transportation systems infrastructure. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion. In the agribusiness markets, we have combined our unique intellectual property with enhanced soil, land surface and agronomy modeling techniques to create a set of ClearAg solutions. These solutions provide analytical support to large enterprises in the agriculture market and field specific advisories to individual producers. We continue to make significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“Fiscal 2016”), filed with the SEC on June 20, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2017 (“Fiscal 2017”) or any other periods.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude our former vehicle sensors operation, which has been classified as a discontinued operation. See Note 3, “Sale of Vehicle Sensors,” for further discussion related to the discontinued operation presentation.

As of April 1, 2016, certain operations that were previously within the Agriculture and Weather Analytics segment (formerly known as our Performance Analytics segment), specifically our performance measurement and information management solution, iPeMS, and related traffic analytic consulting services, were reassigned to the Transportation Systems segment to better align our traffic analytics capabilities, resources and initiatives. All prior segment information presented in this report has been reclassified to reflect this change.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, contract reserves, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill and fair value of our stock option awards used to calculate the stock-based compensation.

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

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost plus fixed fee or time and materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

We recognize revenue from the sale of deliverables that are part of a multiple element arrangement in accordance with applicable accounting guidance that establishes a relative selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor specific objective evidence (“VSOE”) nor third party evidence (“TPE”) of fair value is available for that deliverable. In the absence of VSOE or TPE of the stand alone selling price for one or more delivered or undelivered elements in a multiple element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) that has stand alone value based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term investments with initial maturities of ninety days or less.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.9 million as of June 30, 2016 and $1.5 million as of March 31, 2016 and included approximately $540,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through 2016.

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

Inventories

Inventories consist of finished goods, work in process and raw materials and are stated at the lower of cost or market. Cost is determined using the first in, first out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over the estimated useful life ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of June 30, 2016, management determined that no adjustments to the carrying value of its goodwill and intangible assets were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. As of June 30, 2016, there was no impairment to our long-lived and intangible assets.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made.

Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Stock-Based Compensation

We record stock-based compensation in our unaudited consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black Scholes Merton option pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock- based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of revenues in the period during which the products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from revenues) in the consolidated unaudited statements of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact that these standards will have on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) to simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The standard may be adopted prospectively or retrospectively and early adoption is permitted. We early adopted ASU 2015-17, prospectively, in our fourth quarter of Fiscal 2016, which did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2016	2016
	(In thousands)
Materials and supplies	$1,770	$1,754
Work in process	215	217
Finished goods	655	1,182
	$2,640	$3,153

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	June 30, 2016		March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,744)	$1,856	$(1,708)
Customer contracts / relationships	750	(653)	750	(622)
Trade names and non-compete agreements	1,110	(1,025)	1,110	(1,008)
Capitalized software development costs	1,244	(497)	988	(415)
Total	$4,960	$(3,919)	$4,704	$(3,753)

As of June 30, 2016, future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
Remainder of 2017	$404
2018	337
2019	257
2020	43
Thereafter	—
$1,041

Warranty Reserve Activity

The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Balance at beginning of fiscal year	$193	$181
Additions charged to cost of sales	52	54
Warranty claims	(35)	(39)
Balance at end of fiscal year	$210	$196

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

Loss Per Share

The following table sets forth the reconciliation of weighted average common shares used in basic per share computations and weighted average common shares used in diluted per share computations in the unaudited consolidated financial statements:

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)

Denominator:
Weighted average common shares used in basic computation	32,052	32,203
Dilutive stock options	—	—
Dilutive restricted stock units	—	—
Weighted average common shares used in diluted computation	32,052	32,203

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)

Stock options	3,310	2,410
Restricted stock units	173	285

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (the “Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale through June 30, 2016, we received approximately $1.7 million in connection with the royalty related earn-out provisions for a total of $15.4 million in cash from the asset sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments at the time of the Asset Sale, qualified as a discontinued operation. For the three months ended June 30, 2016 and 2015, we recorded a gain on sale of discontinued operation of approximately $56,000 and $52,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

4.                                      Fair Value Measurements

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or prices quoted in inactive markets; and Level 3, defined as unobservable inputs that are significant to the fair value of the asset or liability, and for which little or no market data exists, therefore requiring management to utilize its own assumptions to provide its best estimate of what market participants would use in valuing the asset or liability.

The liability for the estimated fair value of the contingent consideration in connection with our prior acquisitions of Meridian Environmental Technology, Inc. (“MET”) and Berkeley Transportation Systems, Inc. (“BTS”) was initially determined using Level 3 inputs based on a probabilistic calculation whereby we assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value. The MET and BTS earn-out targets were completed during the fiscal year ended March 31, 2013 and the deferred acquisition payments were completed during the fiscal year ended March 31, 2015 (“Fiscal 2015”).

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2016 and 2015.

5.                                      Credit Facility

We currently have a $12.0 million revolving line of credit with California Bank & Trust (“CB&T”), which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.50% at June 30, 2016). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2016 and 2015, no amounts were outstanding under the credit facility with CB&T. Availability under this line of credit may be reduced or otherwise limited as a result of our obligations to comply with certain financial and other covenants. As of June 30, 2016 and 2015, we were in compliance with all such financial and other covenants.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2016	2015
	(In thousands, except percentages)

Benefit for income taxes	$50	$198
Change in valuation allowance	(51)	—
Total (provision) benefit for income taxes	$(1)	$198
Effective tax rate	(1.0)%	44.8%

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

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. We have experienced a cumulative pre-tax loss over the trailing three years. As such, we consider it appropriate to continue to maintain a valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company has in the past been, and may in the future be from time to time, involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, the Company is not currently a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s unaudited consolidated results of operations, financial position or cash flows.

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

The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be paid in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess, or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of June 30, 2016, approximately $164,000 of the original principal balance was outstanding and payable to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved.

On June 30, 2015, the Company entered into an agreement with Maxxess to provide professional services for the Company’s Agriculture and Weather Analytics segment, in support of its ClearAg software development initiative. The professional services commenced in July 2015 and continued through June 30, 2016. On February 19, 2016, the Company entered into an amendment of the agreement to extend the duration for an additional six months, to continue through August 2016. The total effort under this agreement is limited to 300 hours, billed on a time and materials basis, not to exceed $102,600. During the three months ended June 30, 2016, approximately $42,000 of professional services were rendered to the Company, for a cumulative total of approximately $95,000.

8.                                      Stock-Based Compensation

We currently maintain two separate stock incentive plans. Of these plans, we may only grant future awards from the 2007 Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At June 30, 2016, there were approximately 905,000 shares of common stock available for grant or issuance under the 2007 Plan. Total stock options vested and expected to vest were approximately 3.0 million as of June 30, 2016.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2016	3,310	$2.07
Granted	—	—
Exercised	(10)	1.41
Forfeited	(3)	1.73
Expired	—	—
Options outstanding at June 30, 2016	3,297	$2.07

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2016 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2016	173
Granted	—
Vested	—
Forfeited	—
RSUs outstanding at June 30, 2016	173

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Cost of revenues	$10	$7
Selling, general and administrative expense	200	70
Research and development expense	14	6
Total stock-based compensation	$224	$83

At June 30, 2016, there was approximately $1.8 million and $214,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.9 years for stock options and 2.3 years for RSUs.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to our existing stock repurchase program, pursuant to which we may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three months ended June 30, 2016, we did not repurchase any shares. During the three months ended June 30, 2015, we repurchased approximately 402,000 shares for an aggregate repurchase price of approximately $735,000. As of June 30, 2016, approximately $1.7 million remained available for the repurchase of our common stock under our current stock purchase program. From inception of the program in August 2011 through March 31, 2016, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2016, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

10.                               Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics (formerly known as Performance Analytics).

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

The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. As of April 1, 2016, our performance measurement and information management solution, iPeMS, and related traffic analytic consulting services, previously included in Agriculture and Weather segment, were reassigned to the Transportation Systems segment to better align our traffic analytics capabilities, resources and initiatives. Prior segment information has been reclassified to reflect this change.

The Agriculture and Weather Analytics segment includes ClearPath Weather, our road-maintenance applications, and ClearAg, our precision agriculture solutions. ClearPath Weather provides winter road maintenance recommendations for state agencies, municipalities and for commercial companies. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information essential to making informed agricultural decisions.

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human resources, marketing, compliance costs and certain administrative expenses, as well as interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers. Our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews financial information at the operating segment level. Our CODM does not review assets by segment in his resource allocation, and therefore assets by segment are not disclosed below.

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2016 and 2015:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended June 30, 2016
Revenues	$10,604	$12,401	$922	$23,927
Segment income (loss)	2,309	2,346	(1,614)	3,041

Three Months Ended June 30, 2015
Revenues	$9,905	$7,794	$666	$18,365
Segment income (loss)	2,740	851	(1,308)	2,283

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Segment income:
Total income from reportable segments	$3,041	$2,283
Unallocated amounts:
Corporate and other expenses	(3,047)	(2,637)
Amortization of intangible assets	(84)	(92)
Change in fair value of contingent acquisition consideration	—	—
Other (expense) income, net	(4)	—
Interest income, net	1	4
Loss from continuing operations before income taxes	$(93)	$(442)

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

Overview

Reclassification. As of April 1, 2016, certain operations that were previously within the Agriculture and Weather Analytics segment (formerly known as our Performance Analytics segment), specifically our performance measurement and information management solution, iPeMS, and related traffic analytic consulting services, were reassigned to the Transportation Systems segment to better align our traffic analytics capabilities, resources and initiatives. All prior segment information presented in this report has been reclassified to reflect this change.

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the macroeconomic dynamics in the U.S., we continue to remain cautious about our overall business. We believe an economic slowdown, or a reduction in various funding sources for transportation infrastructure projects and initiatives, would adversely impact our financial results and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and various funding mechanisms exist to support transportation infrastructure and related projects. These include the federal highway bill, bonds, dedicated sales and gas tax measures and other alternative funding sources. Furthermore, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearAg precision agriculture solutions, and we expect positive market acceptance to continue in upcoming quarters.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015

Total revenues	100.0%	100.0%
Cost of revenues	60.7	58.4
Gross profit	39.3%	41.6%
Operating expenses:
Selling, general and administrative	32.6	35.3
Research and development	6.7	8.2
Amortization of intangible assets	0.4	0.5
Total operating expenses	39.7	44.0
Operating loss	(0.4)	(2.4)
Non-operating income (expense):
Other expense, net	(0.0)	—
Interest income, net	0.0	—
Loss from continuing operations before income taxes	(0.4)	(2.4)
(Provision) benefit for income taxes	(0.0)	1.1
Loss from continuing operations	(0.4)	(1.3)
Gain on sale of discontinued operation, net of tax	0.2	0.3
Net loss	(0.2)%	(1.0)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following table presents our total revenues for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Total revenues	$23,927	$18,365	$5,562	30.3%

Total revenues for the three months ended June 30, 2016 increased approximately 30.3% to $23.9 million, compared to $18.4 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 59% increase in Transportation Systems revenues, as well as an approximate 7% increase in Roadway Sensors revenues and an approximate 38% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended June 30, 2016 were approximately $10.6 million, reflecting an increase of approximately $0.7 million, or 7%, compared to the corresponding prior year period. The increase in Roadway Sensors revenues was primarily due to higher unit sales of our legacy Roadway Sensors video detection products, while our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market remained relatively consistent at approximately $1.2 million during the three months ended June 30, 2016 and 2015. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to continue growing reveues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products. Additionally, we plan to grow revenues in this segment by focusing on international distribution channel expansion, primarily in Latin America, and expect to continue to refine products that address these markets, namely our Abacus, P10 and P100 products.

Transportation Systems revenues for the three months ended June 30, 2016 were approximately $12.4 million, reflecting an increase of approximately $4.6 million, or 59%, compared to the corresponding period in the prior year. The Transportation Systems segment experienced significant backlog growth during the second half of Fiscal 2016 and added approximately $10.8 million of new backlog during the first quarter of Fiscal 2017. Transportation Systems backlog was approximately $53.7 million as of June 30, 2016, compared to approximately $35.9 million as of June 30, 2015. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content. While we believe larger contacts will contribute to overall revenue growth, the mix of sub-consulting content will likely affect the related gross profit from period to period, as revenues derived from sub-consultants generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended June 30, 2016 were approximately $922,000, reflecting increases of approximately $256,000 or 38%, compared to the corresponding period in the prior year. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2016. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and applications.

Gross Profit.  The following table presents details of our gross profit for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Gross profit	$9,409	$7,637	$1,772	23.2%
Gross profit as a % of total revenues	39.3%	41.6%

Our gross profit as a percentage of total revenues decreased approximately 230 basis points for the three months ended June 30, 2016, as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments. Transportation Systems revenues increased from approximately 42% of total Company revenues for the three months ended June 30, 2015 to approximately 52% of total Company revenues for the three months ended June 30, 2016. Roadway Sensors revenue decreased as a percentage of total Company revenues from approximately 54% for the three months ended June 30, 2015 to approximately 44% for the three months ended June 30, 2016. Roadway Sensors revenues generally yield higher gross margins than our other segments.

Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize a portion of our Transportation Systems and Agriculture and Weather Analytics revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our internal workforce, which could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$5,440	22.7%	$4,191	22.8%	$1,249	29.8%
Facilities, insurance and supplies	690	2.9	610	3.3	80	13.1
Travel and conferences	649	2.7	520	2.8	129	24.8
Professional and outside services	886	3.7	1,049	5.7	(163)	(15.5)
Other	140	0.6	118	0.7	22	18.6
Selling, general and administrative	$7,805	32.6%	$6,488	35.3%	$1,317	20.3

The overall increase in selling, general and administrative expense for the three months ended June 30, 2016, as compared to the corresponding period in the prior year, was primarily due to planned investments in Agriculture and Weather Analytics sales and marketing, including an increase in the salesforce headcount, as well as increased headcount in corporate headquarters general and administrative positions, which resulted in higher salary and personnel-related costs. These increases in sales, marketing, general and administrative expenses were offset by decreases in professional and outside services for audit fees incurred during the three months ended June 30, 2016 for the audit of our Fiscal 2016 financial statements, compared to audit fees incurred during the corresponding period in the prior year for the audit of our Fiscal 2015 financial statements.

Research and Development Expense.  The following table presents research and development expense for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$765	3.2%	$729	4.0%	$36	4.9%
Facilities, development and supplies	662	2.8	538	2.9	124	23.0
Other	183	0.7	236	1.3	(53)	(22.5)
Research and development	$1,610	6.7%	$1,503	8.2%	$107	7.1

The overall increase in research and development expense for the three months ended June 30, 2016, compared to the corresponding period in the prior year, was primarily due to third party data hosting services and development assistance in the Agriculture and Weather Analytics segment, as well as a slight increase in headcount..

In the Agriculture and Weather Analytics segment, we continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first half of Fiscal 2016, as well as our iOS Mobile Application that launched in our fourth quarter of Fiscal 2016. Going forward, we expect to continue to invest in our Agriculture and Weather Analytics segment to enhance the ClearAg and ClearPath Weather solutions. This continued investment may result in increases in research and development costs.

Income Taxes.  The following table presents our provision for income taxes for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)

Benefit (provision) for income taxes	$50	$198	$(148)
Change in valuation allowance	(51)	—	(51)
Total (provision) benefit for income taxes	$(1)	$198	$(199)	100.0%
Effective tax rate	(1.0)%	44.8%

Our effective tax rate for the three months ended June 30, 2016 differed from the corresponding period in the prior year primarily due to the impact of permanent nondeductible expenses.  In the prior year period, permanent nondeductible expenses increased the estimated tax expense on our projected annual pre-tax income, and thereby increased the effective tax rate. In the current year period, the change in the valuation allowance maintained against our deferred tax assets reduced the estimated tax benefit from our projected annual pre-tax loss, and thereby decreased the effective tax rate.

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

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. We have experienced a cumulative pre-tax loss over the trailing three years. As such, we consider it appropriate to continue to maintain a valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

At June 30, 2016, we had $24.3 million in working capital, which included $15.1 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit. This compares to working capital of $24.3 million at March 31, 2016, which included no borrowings on our line of credit and $16.0 million in cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(468)	$(2,007)
Investing activities	(489)	(323)
Financing activities	14	(735)

Operating Activities.  Cash used in our operations for the three months ended June 30, 2016 was primarily the result of approximately $960,000 of working capital used and our net loss of approximately $38,000, adjusted by approximately $530,000 in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations and loss on disposal of equipment.

Cash used in our operations for the three months ended June 30, 2015 was primarily the result of approximately $1.9 million used in working capital and our net loss of $192,000, adjusted by approximately $111,000 in non-cash items for depreciation, amortization, stock-based compensation expense and gain on the sale of discontinued operation.

Investing Activities.  Net cash used in our investing activities during the three months ended June 30, 2016 was primarily the result of approximately $292,000 for purchases of property and equipment and approximately $256,000 of capitalized software development in the Agriculture and Weather Analytics business segment related to ClearAg assets. Net cash used in our investing activities during the three months ended June 30, 2015 was the result of approximately $323,000 for purchases of property and equipment.

Financing Activities.  Net cash provided by financing activities during the three months ended June 30, 2016 was the result of approximately $14,000 of cash proceeds from the exercises of stock options. Net cash used in financing activities during the three months ended June 30, 2015 was the result of approximately $735,000 in cash used to repurchase shares of our common stock.

Borrowings

We currently have a $12.0 million revolving line of credit with CB&T, which expires on October 1, 2016. Interest on borrowed amounts under the revolving line of credit is payable monthly at a rate equal to the current stated prime rate (3.50% at June 30, 2016). We are obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. The revolving line of credit does not contain any early termination fees and is secured by substantially all of our assets. As of June 30, 2016 and March 31, 2016, no amounts were outstanding under the line of credit with CB&T. Availability under this line of credit may be reduced or otherwise limited in accordance with (or pursuant to) certain our financial and other covenants. As of June 30, 2016 and March 31, 2016, we were in compliance with all such financial covenants.

Off Balance Sheet Arrangements

Other than our operating leases, we do not have any other material off balance sheet arrangements at June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For additional discussion of risks associated with any legal proceedings, see “Risk Factors” below.

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

We recently expanded our Agriculture and Weather Analytics capabilities to address a new market segment, the agricultural market, which may not broadly accept our technologies and new products.  The application of precision analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional research and development and sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other companies in this market will perceive the value proposition of our Agriculture and Weather Analytics or that our new ClearAg products for this market, will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand the benefit of our Agriculture and Weather Analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

Uncertainty and delays in government funding for transportation infrastructure projects and initiatives have adversely impacted our revenues.  There was uncertainty in the past few years regarding allocation of government funds for transportation projects due to delays in the passage of a federal highway bill. On December 4, 2015, the Fixing America’s Surface Transportation (“FAST”) Act was signed into law, providing $305 billion over five years for surface transportation projects and programs. Despite the recently enacted FAST Act, delays in the allocation of such funds, the priority of infrastructure projects and the availability of funds for ITS related projects could continue to adversely impact our revenues and overall financial performance.

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

We compete with existing, well-established companies and technologies in our Roadway Sensors segment, both domestically and abroad. Only a small portion of the traffic intersection market has adopted advanced above-ground detection technologies, and our future success will depend in part upon gaining broad market acceptance for such technologies. Certain technological barriers to entry make it difficult for new competitors to enter the market with competing video or other technologies; however, we are aware of new market entrants from time to time. Increased competition could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations.

The Transportation Systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in size, number, scope and breadth of the products and services they offer, and include large multi-national engineering firms and smaller local regional firms.

The markets in which our Agriculture and Weather Analytics segment operates vary from public sector customers who focus on performance measurement systems to help measure and manage the effectiveness of their transportation systems to commercial sector customers who ingest and disseminate weather and agronomic related data, information and analytics through various consumer outlets. Our competitors include divisions of large, multi-national corporations as well as a variety of small providers. In the commercial sector, we compete with a variety of entities that currently provide traffic and/or weather related data to that market.

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

We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations. Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. The future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our Agriculture and Weather Analytics segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

Our profitability could be adversely affected if we are not able to maintain adequate utilization of our Transportation Systems and Agriculture and Weather Analytics workforce.  The cost of providing our Transportation Systems and Agriculture and Weather Analytics engineering and consulting services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

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

We are currently not profitable on a consolidated basis and we may be unable to become profitable on a quarterly or annual basis.  For Fiscal 2016 and our first quarter of Fiscal 2017, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our use of the percentage of completion method of accounting for our Transportation Systems and Agriculture and Weather Analytics revenues could result in a reduction or reversal of previously recorded revenues and profits.  A portion of Transportation Systems and Agriculture and Weather Analytics revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

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

•                  our ability to successfully negotiate credit arrangements with our bank and the state of the financial markets in general; and

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 1, 2014 through July 29, 2016, our common stock has traded at prices as low as $1.48 per share and as high as $3.85 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

As of June 30, 2016, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

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

Dated: August 9, 2016	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
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