Form 10-Q
period 2016-09-30
ITERIS, INC.
filed 2016-11-14
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, there were 32,186,185 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary. Abacus®, ClearAg®, ClearPath 511®, ClearPath Weather®, Edge®, EdgeConnect™, iPerform®, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax™, Pegasus™, Radius™, Reverse 511™, RZ 4™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	September 30,	March 31,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$15,713	$16,029
Trade accounts receivable, net of allowance for doubtful accounts of $378 and $714 at September 30, 2016 and March 31, 2016, respectively	12,459	13,241
Costs and estimated earnings in excess of billings on uncompleted contracts	6,983	5,250
Inventories	2,774	3,153
Prepaid expenses and other current assets	2,022	1,505
Total current assets	39,951	39,178
Property and equipment, net	2,168	2,139
Intangible assets, net	1,058	951
Goodwill	17,318	17,318
Other assets	327	434
Total assets	$60,822	$60,020

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,661	$5,469
Accrued payroll and related expenses	4,668	5,719
Accrued liabilities	1,448	1,445
Billings in excess of costs and estimated earnings on uncompleted contracts	2,403	2,294
Total current liabilities	15,180	14,927
Deferred rent	699	750
Deferred income taxes	692	685
Unrecognized tax benefits	202	196
Total liabilities	16,773	16,558
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2016 and March 31, 2016 Issued and outstanding shares - 32,186 at September 30, 2016 and 32,048 at March 31, 2016	3,219	3,205
Additional paid-in capital	136,076	135,424
Accumulated deficit	(95,246)	(95,167)
Total stockholders’ equity	44,049	43,462
Total liabilities and stockholders’ equity	$60,822	$60,020

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Total revenues	$24,060	$20,573	$47,986	$38,938
Cost of revenues	14,605	12,690	29,122	23,417
Gross profit	9,455	7,883	18,864	15,521
Operating expenses:
Selling, general and administrative	7,858	6,286	15,663	12,776
Research and development	1,698	2,074	3,308	3,575
Amortization of intangible assets	84	92	169	184
Total operating expenses	9,640	8,452	19,140	16,535
Operating loss	(185)	(569)	(276)	(1,014)
Non-operating income (expense):
Other (expense) income, net	(2)	4	(6)	4
Interest income, net	4	4	5	7
Loss from continuing operations before income taxes	(183)	(561)	(277)	(1,003)
Benefit for income taxes	8	112	7	310
Loss from continuing operations	(175)	(449)	(270)	(693)
Gain on sale of discontinued operation, net of tax	135	54	191	106
Net loss	$(40)	$(395)	$(79)	$(587)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Gain per share from sale of discontinued operation - basic and diluted	$0.01	$0.00	$0.01	$0.00
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Shares used in basic and diluted per share calculations	32,117	31,935	32,085	32,069

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(79)	$(587)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	13	(325)
Depreciation of property and equipment	361	316
Stock-based compensation	486	196
Amortization of intangible assets	354	267
Gain on sale of discontinued operation, net of tax	(191)	(106)
Loss on disposal of equipment	12	54
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	782	(1,720)
Net costs and estimated earnings in excess of billings	(1,624)	678
Inventories	379	(96)
Prepaid expenses and other assets	(190)	(241)
Accounts payable and accrued expenses	(24)	94
Net cash provided by (used in) operating activities	279	(1,470)

Cash flows from investing activities
Purchases of property and equipment	(401)	(485)
Capitalized software development costs	(461)	—
Net proceeds from sale of discontinued operation	88	94
Net cash used in investing activities	(774)	(391)

Cash flows from financing activities
Repurchases of common stock	—	(1,194)
Proceeds from stock option exercises	214	254
Tax withholding payments for net share settlements of restricted stock units	(35)	(23)
Net cash provided by (used in) financing activities	179	(963)
Decrease in cash and cash equivalents	(316)	(2,824)
Cash and cash equivalents at beginning of period	16,029	21,961
Cash and cash equivalents at end of period	$15,713	$19,137

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	$9	$9
Income taxes	47	38

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

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

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“Fiscal 2016”), filed with the SEC on June 20, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2017 (“Fiscal 2017”) or any other periods.

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

We have historically had a diverse customer base. For the three and six months ended September 30, 2016, one individual customer represented greater than 10% of our total revenues. For the three and six months ended September 30, 2015, no individual customer represented more than 10% of our total revenues.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term investments with initial maturities of ninety days or less.

Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets was approximately $540,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to remain in place through our fiscal year end March 31, 2017.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of September 30, 2016, management determined that no adjustments to the carrying value of its goodwill and intangible assets were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. As of September 30, 2016, there was no impairment to our long-lived and intangible assets.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) to simplify the guidance on the measurement of inventory. Under the new standard, an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for interim and annual periods beginning after December 15, 2016. We do not anticipate a significant impact on our consolidated financial statements upon adoption of ASU 2015-11.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The pronouncement requires an entity to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted.  We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

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

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2016	2016
	(In thousands)
Materials and supplies	$1,278	$1,754
Work in process	464	217
Finished goods	1,032	1,182
	$2,774	$3,153

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	September 30, 2016		March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,780)	$1,856	$(1,708)
Customer contracts / relationships	750	(684)	750	(622)
Trade names and non-compete agreements	1,110	(1,042)	1,110	(1,008)
Capitalized software development costs	1,449	(601)	988	(415)
Total	$5,165	$(4,107)	$4,704	$(3,753)

As of September 30, 2016, future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
Remainder of 2017	$272
2018	405
2019	325
2020	56
Thereafter	—
$1,058

Warranty Reserve Activity

Warranty reserve was recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2016	2015
	(In thousands)
Balance at beginning of fiscal year	$193	$181
Additions charged to cost of sales	88	126
Warranty claims	(78)	(105)
Balance at end of period	$203	$202

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

Loss Per Share

The following table sets forth the reconciliation of weighted average common shares used in basic per share computations and weighted average common shares used in diluted per share computations in the unaudited consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Denominator:
Weighted average common shares used in basic computation	32,117	31,935	32,085	32,069
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted computation	32,117	31,935	32,085	32,069

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Stock options	3,367	3,616	3,339	3,013
Restricted stock units	175	184	174	235

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (the “Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale through September 30, 2016, we received approximately $1.7 million in connection with the royalty related earn-out provisions for a total of $15.4 million in cash from the asset sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments at the time of the Asset Sale, qualified as a discontinued operation. For the six months ended September 30, 2016 and 2015, we recorded a gain on sale of discontinued operation of approximately $191,000 and $106,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the six months ended September 30, 2016 and 2015.

5.                                      Credit Facility

We had a $12.0 million revolving line of credit with California Bank & Trust (“CB&T”), which expired on October 1, 2016. We were obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month.  We chose not to renew our line of credit as we do not foresee a need to utilize credit within the next twelve months. As of September 30, 2016 and 2015, no amounts were outstanding under the credit facility with CB&T.

6.                                      Income Taxes

The following table sets forth our provision for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except percentages)

Benefit for income taxes	$92	$112	$141	$310
Change in valuation allowance	(84)	—	(134)	—
Total benefit for income taxes	$8	$112	$7	$310
Effective tax rate	4.3%	19.9%	2.5%	30.9%

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

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

On September 15, 2016, a stockholder class action and derivative action (captioned Ionni v. Bergera, et al., Case No. 16-cv00807-RGA) was filed in the United States District Court for the District of Delaware (the “Court”) against certain of the Company’s current and former directors and officers (the “Individual Defendants”) and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaint asserts claims for breach of fiduciary duty and unjust enrichment.  Plaintiff contends that, in 2014 and 2015, the Individual Defendants caused the Company to issue purportedly false and misleading proxy statements in connection with the Company’s annual meeting of stockholders in 2014 and 2015 (collectively, the “Proxy Statements”). In those Proxy Statements, the Company’s stockholders were asked to approve amendments (the “Amendments”) to increase the number of shares of the Company’s common stock reserved for issuance under the Iteris, Inc. 2007 Omnibus Incentive Plan (the “Plan”). Among other things, Plaintiff alleges that the Proxy Statements were materially false and misleading because they affirmatively represented that no person could receive more than 500,000 stock options or SARs under the Plan in any fiscal year (the “Share Limit”) and failed to disclose that the Compensation Committee had the discretion to approve an annual grant to a Plan participant in excess of that amount. Plaintiff contends that, in voting to approve the Amendments, the Company’s stockholders were not fully informed and, therefore, the Amendments were not valid. Plaintiff seeks rescission of any stock options granted pursuant to the Amendments, including the option to purchase up to 1,350,000 shares of the Company’s common stock that was granted in September 2015 to Mr. Bergera (the “CEO Option”) in connection with his appointment to serve as President and Chief Executive Officer of the Company.

The Individual Defendants deny that they breached their fiduciary duties and the Company believes the Amendments were properly approved and that all of the options granted pursuant to the Amendments, including the CEO Option, were valid.  Nonetheless, to eliminate the burden, expense and uncertainty of the litigation, on November 8, 2016, the parties entered into a Memorandum of Understanding setting forth their agreement in principle to resolve the litigation.  In consideration for a release of claims and dismissal of this litigation with prejudice, the Company agreed to submit a proposal at the upcoming 2016 Annual Meeting of Stockholders seeking stockholder approval for that portion of the CEO Option that exceeds the Share Limit (i.e., the 850,000 options above the Share Limit (the “Excess Shares”)).  In the event the stockholders fail to ratify the Excess Shares portion of the CEO Option, then the Excess Shares shall not be issuable and the Compensation Committee will explore measures to appropriately compensate Mr. Bergera in accordance with the terms of his employment agreement with the Company.  The Board of Directors believes that such alternate measures to appropriately compensate Mr. Bergera could result in a compensation charge to the Company and less favorable accounting and tax treatment for the Company.

The settlement is still subject to final approval of the Court.  Pursuant to the Memorandum of Understanding, the parties thereto have agreed that the Plaintiff is entitled to an award of reasonable attorneys’ fees and reimbursement of expenses in connection with this litigation.  However, the parties have not had any discussions concerning the amount of such fees and expenses.  The Company believes that any such fees and expenses will not be material.  As a result, the Company has not accrued any amounts in connection with these legal proceedings other than the Company’s ongoing attorneys’ fees.

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company has in the past been, and may in the future be from time to time, involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, the Company is not currently a party to any other legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s unaudited consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000.  Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable quarterly on the first business day of each calendar quarter. Maxxess continues to pay down the balance of this note by providing consulting services to Iteris, although we have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. During the three months ended September 30, 2016, Maxxess rendered approximately $18,000 of professional services to the Company, which further reduced the outstanding balance due on this note. As of September 30, 2016, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

8.                                      Stock-Based Compensation

We currently maintain one stock incentive plan, known as the 2007 Omnibus Incentive Plan (the “2007 Plan”), that we may grant future awards from. The 2007 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based awards. At September 30, 2016, there were approximately 870,000 shares of common stock available for grant or issuance under the 2007 Plan. Total stock options vested and expected to vest were approximately 3.0 million as of September 30, 2016.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2016	3,309	$2.07
Granted	70	3.61
Exercised	(115)	1.86
Forfeited	(18)	1.85
Expired	(13)	2.05
Options outstanding at September 30, 2016	3,233	$2.11

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2016 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2016	173
Granted	3
Vested	(34)
Forfeited	(5)
RSUs outstanding at September 30, 2016	137

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$12	$11	$22	$18
Selling, general and administrative expense	233	88	433	158
Research and development expense	17	14	31	20
Total stock-based compensation	$262	$113	$486	$196

At September 30, 2016, there was approximately $1.7 million and $186,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.7 years for stock options and 2.3 years for RSUs.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to our existing stock repurchase program, pursuant to which we may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and six months ended September 30, 2016, we did not repurchase any shares. During the three and six months ended September 30, 2015, we repurchased approximately 255,000 and 656,000 shares of our common stock. As of September 30, 2016, approximately $1.7 million remained available for the repurchase of our common stock under our current stock purchase program. From inception of the program in August 2011 through March 31, 2016, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2016, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

10.                               Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics (formerly known as Performance Analytics).

The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market. These products primarily consist of various vehicle detection and information systems are used for traffic intersection control, communication and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, PedTrax, SmartSpan, Pegasus, Velocity, P10 and P100 products.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2016 and 2015:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended September, 2016
Revenues	$10,895	$12,327	$838	$24,060
Segment income (loss)	2,647	2,549	(2,077)	3,119

Three Months Ended September 30, 2015
Revenues	$11,559	$8,459	$555	$20,573
Segment income (loss)	2,457	1,195	(2,050)	1,602

Six Months Ended September, 2016
Revenues	$21,499	$24,726	$1,761	$47,986
Segment income (loss)	4,956	4,894	(3,690)	6,160

Six Months Ended September 30, 2015
Revenues	$21,464	$16,252	$1,222	$38,938
Segment income (loss)	5,197	2,046	(3,358)	3,885

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Segment income:
Total income from reportable segments	$3,119	$1,602	$6,160	$3,885
Unallocated amounts:
Corporate and other expenses	(3,220)	(2,079)	(6,267)	(4,715)
Amortization of intangible assets	(84)	(92)	(169)	(184)
Other (expense) income, net	(2)	4	(6)	4
Interest income, net	4	4	5	7
Loss from continuing operations before income taxes	$(183)	$(561)	$(277)	$(1,003)

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog and manufacturing capabilities, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development and the market acceptance of our products, services and technologies, and valuation allowance against our deferred tax assets. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.7	61.7	60.7	60.1
Gross profit	39.3%	38.3%	39.3%	39.9%
Operating expenses:
Selling, general and administrative	32.7	30.5	32.6	32.8
Research and development	7.1	10.1	6.9	9.2
Amortization of intangible assets	0.3	0.4	0.4	0.5
Total operating expenses	40.1	41.0	39.9	42.5
Operating loss	(0.8)	(2.7)	(0.6)	(2.6)
Non-operating income (expense):
Other (expense) income, net	(0.0)	—	(0.0)	0.0
Interest income, net	0.0	—	0.0	0.0
Loss from continuing operations before income taxes	(0.8)	(2.7)	(0.6)	(2.6)
Benefit for income taxes	0.0	0.5	0.0	0.8
Loss from continuing operations	(0.8)	(2.2)	(0.6)	(1.8)
Gain on sale of discontinued operation, net of tax	0.6	0.3	0.4	0.3
Net loss	(0.2)%	(1.9)%	(0.2)%	(1.5)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following table presents our total revenues for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Total revenues	$24,060	$20,573	$3,487	16.9%

	Six Months Ended
	September 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Total revenues	$47,986	$38,938	$9,048	23.2%

Total revenues for the three months ended September 30, 2016 increased approximately 16.9% to $24.1 million, compared to $20.6 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 46% increase in Transportation Systems revenues and an approximate 51% increase in Agriculture and Weather Analytics revenues, offset by an approximate 6% decrease in Roadway Sensors revenues.

Total revenues for the six months ended September 30, 2016 increased approximately 23.2% to $48.0 million, compared to $38.9 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 52% increase in Transportation Systems revenues and an approximate 44% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three and six months ended September 30, 2016 were approximately $10.9 million and $21.5 million, respectively, reflecting a decrease of approximately $664,000 or 6% and approximately the same amount, compared to the corresponding prior year periods. The decrease in Roadway Sensors revenues during the three months ended September 30, 2016 was primarily due to lower unit sales of our legacy Roadway Sensors video detection products. Our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market during the three and six months ended September 30, 2016 was relatively consistent with the same periods a year ago. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to continue growing revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products.

Transportation Systems revenues for the three and six months ended September 30, 2016 were approximately $12.3 million and $24.7 million, respectively, reflecting an increase of approximately $3.9 million or 46% and approximately $8.5 million or 52%, respectively, compared to the corresponding periods in the prior year. The Transportation Systems segment experienced significant backlog growth during the second half of Fiscal 2016, which contributed to the revenue growth during the three and six month periods ended September 30, 2016 compared to the same periods a year go. Transportatoin Systems and added approximately $12.9 million of new backlog during the second quarter of Fiscal 2017. Transportation Systems backlog was approximately $52.1 million as of September 30, 2016, compared to approximately $35.8 million as of September 30, 2015. Going forward, we plan to continue to pursue larger contracts that may contain significant sub-consulting content. While we believe larger contacts will contribute to overall revenue growth, the mix of sub-consulting content will likely affect the related gross profit from period to period, as revenues derived from sub-consultants generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three and six months ended September 30, 2016 were approximately $838,000, and $1.8 million, respectively, reflecting increases of approximately $283,000 or 51% and $539,000 or 44%, respectively, compared to the corresponding periods in the prior year. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2016. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and applications.

Gross Profit.  The following table presents details of our gross profit for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Gross profit	$9,455	$7,883	$1,572	19.9%
Gross profit as a % of total revenues	39.3%	38.3%

	Six Months Ended
	September 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Gross profit	$18,864	$15,521	$3,343	21.5%
Gross profit as a % of total revenues	39.3%	39.9%

Our gross profit as a percentage of total revenues increased approximately 100 basis points for the three months ended September 30, 2016 as compared to the corresponding period in the prior year, primarily due to an increase in Roadway Sensors gross profit percentage. Roadway Sensors gross profit percentage increased from approximately 44% for the three months ended September 30, 2015, to approximately 47% for the three months ended September 30, 2016. Our gross profit as a percentage of total revenues decreased approximately 60 basis points for the six months ended September 30, 2016 as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments. Transportation Systems revenues increased from approximately 42% of total Company revenues for the six months ended September 30, 2015, to approximately 52% of total Company revenues for the six months ended September 30, 2016. Roadway Sensors revenue decreased as a percentage of total Company revenues from approximately 55% for the six months ended September 30, 2015, to approximately 45% for the six months ended September 30, 2016. Roadway Sensors revenues generally yield higher gross margins than our other segments.

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

Selling, General and Administrative Expense.  The following table presents selling, general and administrative expense for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$5,769	24.0%	$4,391	21.3%	$1,378	31.4%
Facilities, insurance and supplies	760	3.2	779	3.8	(19)	(2.4)
Travel and conferences	609	2.5	511	2.5	98	19.2
Professional and outside services	919	3.8	507	2.5	412	81.3
Other	(199)	(0.8)	98	0.5	(297)	(303.1)
Selling, general and administrative	$7,858	32.7%	$6,286	30.6%	$1,572	25.0

	Six Months Ended		Six Months Ended
	September 30, 2016		September 30, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$11,209	23.3%	$8,582	22.0%	$2,627	30.6%
Facilities, insurance and supplies	1,450	3.0	1,390	3.6	60	4.3
Travel and conferences	1,258	2.6	1,031	2.6	227	22.0
Professional and outside services	1,805	3.8	1,557	4.0	248	15.9
Other	(59)	(0.1)	216	0.6	(275)	(127.3)
Selling, general and administrative	$15,663	32.6%	$12,776	32.8%	$2,887	22.6

The overall increase in selling, general and administrative expense for the three and six months ended September 30, 2016, as compared to the corresponding period in the prior year, was primarily due to planned headcount increases in corporate headquarters general and administrative positions, as well as planned investments in Agriculture and Weather Analytics sales and marketing, including an increase in the salesforce headcount, which resulted in higher salary and personnel-related costs. These increases were partially offset by a reversal of certain bad debt reserves that were placed on specific accounts receivable that were collected during the six month period ended September 30, 2016.

Research and Development Expense.  The following table presents research and development expense for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$971	4.0%	$924	4.5%	$47	5.1%
Facilities, development and supplies	557	2.3	575	2.8	(18)	(3.1)
Other	170	0.8	575	2.8	(405)	(70.4)
Research and development	$1,698	7.1%	$2,074	10.1%	$(376)	(18.1)

	Six Months Ended		Six Months Ended
	September 30, 2016		September 30, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,737	3.7%	$1,652	4.2%	$85	5.1%
Facilities, development and supplies	1,219	2.5	1,113	2.9	106	9.5
Other	352	0.7	810	2.1	(458)	(56.5)
Research and development	$3,308	6.9%	$3,575	9.2%	$(267)	(7.5)

The overall decrease in research and development expense for the three and six months ended September 30, 2016, compared to the corresponding period in the prior year, was primarily due to decreased research and discovery costs, and certain developments in our Agriculture and Weather Analytics segment that were completed and launched during the prior twelve month period.

In the Agriculture and Weather Analytics segment, we continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first half of Fiscal 2016, as well as our iOS Mobile Application that launched in our fourth quarter of Fiscal 2016. Going forward, we expect to continue to invest in our Agriculture and Weather Analytics segment to enhance the ClearAg and ClearPath Weather solutions. This continued investment may result in increases in research and development costs in future periods.

Income Taxes.  The following table presents our provision for income taxes for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)

Benefit for income taxes	$92	$112	$(20)
Change in valuation allowance	(84)	—	(84)
Total (provision) benefit for income taxes	$8	$112	$(104)	(93.8)%
Effective tax rate	4.3%	19.9%

	Six Months Ended
	September 30,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)

Benefit for income taxes	$141	$310	$(169)
Change in valuation allowance	(134)	—	(134)
Total (provision) benefit for income taxes	$7	$310	$(303)	(97.7)%
Effective tax rate	2.5%	30.9%

Our effective tax rates in the three and six months ended September 30, 2016 differed from the corresponding periods in the prior year primarily due to the impact of permanent nondeductible expenses. In the prior year periods, permanent nondeductible expenses decreased the estimated tax benefit of our projected annual pre-tax loss, and thereby decreased the effective tax rate. In the current year period, the change in the valuation allowance maintained against our deferred tax assets reduced the estimated tax benefit from our projected annual pre-tax loss, and thereby decreased the effective tax rate.

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

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations, our cash reserves and the availability of borrowings on a line of credit facility to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders. There is no assurance that we will be able to secure funding on a timely basis, on terms acceptable to us, or at all.

At September, 2016, we had $24.8 million in working capital, which included $15.7 million in cash and cash equivalents and reflected no borrowings on our $12.0 million line of credit, which expired on October 1, 2016 and was not renewed. This compares to working capital of $24.3 million at March 31, 2016, which included no borrowings on our line of credit and $16.0 million in cash and cash equivalents.

The following table summarizes our cash flows for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,
Net cash provided by (used in):	2016	2015
	(In thousands)
Operating activities	$279	$(1,470)
Investing activities	(774)	(391)
Financing activities	179	(963)

Operating Activities.  Cash provided by our operations for the six months ended September 30, 2016 was primarily the result of approximately $677,000 of working capital used and our net loss of approximately $79,000, adjusted by approximately $1.0 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations and loss on disposal of equipment.

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

Investing Activities.  Net cash used in our investing activities during the six months ended September 30, 2016 was primarily the result of approximately $401,000 for purchases of property and equipment and approximately $461,000 of capitalized software development in the Agriculture and Weather Analytics business segment related to ClearAg assets, which was offset by approximately $88,000 in proceeds from the earnout provision included in the sale of the Vehicle Sensors segment. Net cash used in our investing activities during the six months ended September 30, 2015 was the result of approximately $485,000 for purchases of property and equipment, which was offset by approximately $94,000 in proceeds from the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2016 was the result of approximately $214,000 of cash proceeds from the exercises of stock options. Net cash used in financing activities during the six months ended September 30, 2015 was the result of approximately $1.2 million in cash used to repurchase shares of our common stock.

Borrowings

We previously had a $12.0 million revolving line of credit with California Bank & Trust (“CB&T”), which expired on October 1, 2016. We were obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month.  We chose not to renew our line of credit as we do not foresee a need to utilize credit within the next twelve months, and we will avoid paying an unused line fee. As of September 30, 2016 and 2015, no amounts were outstanding under the credit facility with CB&T.

Off Balance Sheet Arrangements

Other than our operating leases, we do not have any other material off balance sheet arrangements at September 30, 2016.

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

The markets in which our Agriculture and Weather Analytics segment operates vary from public sector customers who focus on snow and ice management for state and county roadways, to commercial sector customers who employ our environmental content and agronomic models. Our competitors include divisions of large, international weather companies as well as a variety of small providers in the road weather market. In the commercial agriculture sector, we compete with a variety of public and private entities that currently market software, agronomic analytics and weather forecast capabities to global agribusiness.

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

An inability to properly and fully utilize our Transportation Systems and Agriculture and Weather Analytics workforce could have an adverse effect on our results of operations.

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

We are currently not profitable on a consolidated basis and we may be unable to become profitable on a quarterly or annual basis.  For the quarter ended September 30, 2016, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

As a smaller reporting company, for Fiscal 2016, we were exempt from the auditor attestation requirement over our internal control over financial reporting. We anticipate that we will no longer qualify as a non-accelerated filer or smaller reporting company in the fiscal year ending March 31, 2017, and accordingly, we would be required to obtain our first auditor attestation pursuant to under Section 404(b) of the Sarbanes-Oxley Act. We may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 1, 2014 through October 31, 2016, our common stock has traded at prices as low as $1.48 per share and as high as $3.85 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

For the three and six months ended September 30, 2016, we did not repurchase any shares. As of September 30, 2016, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On September 15, 2016, a stockholder class action and derivative action (captioned Ionni v. Bergera, et al., Case No. 16-cv00807-RGA) was filed in the United States District Court for the District of Delaware against certain of the Company’s current and former directors and officers and the Company as a nominal defendant.  The complaint asserts claims for breach of fiduciary duty and unjust enrichment.  On November 8, 2016, the Company and Plaintiff entered into a Memorandum of Understanding setting forth their agreement in principle to resolve the litigation.  The information set forth under the heading “Litigation and Other Contingencies” in Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

10.1

Memorandum of Understanding entered into November 8, 2016 between the Company and certain of its officers and directors, and Edward Ionni, derivatively on behalf of the Company and individually and on behalf of himself and all other similarly situated stockholders of the Company

Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2016	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located

10.1

Memorandum of Understanding entered into November 8, 2016 between the Company and certain of its officers and directors, and Edward Ionni, derivatively on behalf of the Company and individually and on behalf of himself and all other similarly situated stockholders of the Company

Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith