Form 10-Q
period 2016-12-31
ITERIS, INC.
filed 2017-02-09
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 6, 2017, there were 32,239,460 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary. Abacus®, ClearAg®, ClearPath 511®, ClearPath Weather®, Edge®, EdgeConnect™, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax™, Pegasus™, Radius™, Reverse 511™, RZ 4™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, and VersiCam™ are among the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	December 31,	March 31,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$17,881	$16,029
Trade accounts receivable, net of allowance for doubtful accounts of $328 and $714 at December 31, 2016 and March 31, 2016, respectively	12,443	13,241
Costs and estimated earnings in excess of billings on uncompleted contracts	6,031	5,250
Inventories	2,753	3,153
Prepaid expenses and other current assets	2,016	1,505
Total current assets	41,124	39,178
Property and equipment, net	2,078	2,139
Intangible assets, net	1,011	951
Goodwill	17,318	17,318
Other assets	278	434
Total assets	$61,809	$60,020

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,809	$5,469
Accrued payroll and related expenses	5,850	5,719
Accrued liabilities	1,716	1,445
Billings in excess of costs and estimated earnings on uncompleted contracts	2,950	2,294
Total current liabilities	17,325	14,927
Deferred rent	674	750
Deferred income taxes	695	685
Unrecognized tax benefits	210	196
Total liabilities	18,904	16,558
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000 Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2016 and March 31, 2016 Issued and outstanding shares - 32,229 at December 31, 2016 and 32,048 at March 31, 2016	3,224	3,205
Additional paid-in capital	136,306	135,424
Accumulated deficit	(96,625)	(95,167)
Total stockholders’ equity	42,905	43,462
Total liabilities and stockholders’ equity	$61,809	$60,020

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Total revenues	$22,691	$19,014	$70,678	$57,952
Cost of revenues	14,071	11,803	43,194	35,220
Gross profit	8,620	7,211	27,484	22,732
Operating expenses:
Selling, general and administrative	8,035	6,400	23,698	19,176
Research and development	1,979	1,853	5,287	5,428
Amortization of intangible assets	80	92	248	276
Total operating expenses	10,094	8,345	29,233	24,880
Operating loss	(1,474)	(1,134)	(1,749)	(2,148)
Non-operating income (expense):
Other (expense) income, net	(1)	(3)	(7)	1
Interest income, net	4	3	9	10
Loss from continuing operations before income taxes	(1,471)	(1,134)	(1,747)	(2,137)
Benefit (expense) for income taxes	4	(9,365)	11	(9,055)
Loss from continuing operations	(1,467)	(10,499)	(1,736)	(11,192)
Gain on sale of discontinued operation, net of tax	87	57	278	163
Net loss	$(1,380)	$(10,442)	$(1,458)	$(11,029)

Loss per share from continuing operations - basic and diluted	$(0.05)	$(0.33)	$(0.05)	$(0.35)
Gain per share from sale of discontinued operation - basic and diluted	$0.01	$0.00	$0.01	$0.01
Net loss per share - basic and diluted	$(0.04)	$(0.33)	$(0.04)	$(0.34)

Shares used in basic and diluted per share calculations	32,205	32,013	32,125	32,051

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(1,458)	$(11,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	24	8,874
Depreciation of property and equipment	544	482
Stock-based compensation	718	429
Amortization of intangible assets	512	400
Gain on sale of discontinued operation, net of tax	(278)	(163)
Loss on disposal of equipment	14	57
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	798	(645)
Net costs and estimated earnings in excess of billings	(125)	1,077
Inventories	400	18
Prepaid expenses and other assets	(275)	(396)
Accounts payable and accrued expenses	1,500	(1,436)
Net cash provided by (used in) operating activities	2,374	(2,332)

Cash flows from investing activities
Purchases of property and equipment	(497)	(673)
Capitalized software development costs	(572)	—
Net proceeds from sale of discontinued operation	364	284
Net cash used in investing activities	(705)	(389)

Cash flows from financing activities
Repurchases of common stock	—	(1,194)
Proceeds from stock option exercises	238	367
Tax withholding payments for net share settlements of restricted stock units	(55)	(32)
Net cash provided by (used in) financing activities	183	(859)
Increase (decrease) in cash and cash equivalents	1,852	(3,580)
Cash and cash equivalents at beginning of period	16,029	21,961
Cash and cash equivalents at end of period	$17,881	$18,381

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	$14	$10
Income taxes	52	177

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2016

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

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“Fiscal 2016”), filed with the SEC on June 20, 2016. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2017 (“Fiscal 2017”) or any other periods.

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

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues, and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues, when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost plus fixed fee or time and materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

We have historically had a diverse customer base. For the three and nine months ended December 31, 2016, one individual customer represented greater than 10% of our total revenues. For the three and nine months ended December 31, 2015, no individual customer represented more than 10% of our total revenues.

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

Goodwill and Long-Lived Assets

We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify goodwill impairment testing. This guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of December 31, 2016, management determined that no adjustments to the carrying value of its goodwill and intangible assets were required. However, if the Agriculture and Weather Analytics reporting unit is unable to continue signing new contracts, it is possible that the carrying values of its related assets, including goodwill, could be reduced following our annual fourth fiscal quarter impairment testing or within the next 12 months.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. As of December 31, 2016, there was no impairment to our long-lived and intangible assets.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact that these standards will have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Recipts and Cash Payments (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-18 on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies guidance, corrects errors and makes minor improvements affecting a variety of topics in the Accounting Standards Codification. The new standard is effective upon issuance (December 14, 2016) for amendments that do not have transition guidance, with all other amendments effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2016-19 on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-20 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), eliminating the second step of the goodwill impairment test, and eliminating the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of ASU 2017-04 on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2016	2016
	(In thousands)
Materials and supplies	$1,437	$1,754
Work in process	276	217
Finished goods	1,040	1,182
	$2,753	$3,153

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	December 31, 2016		March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Technology	$1,856	$(1,816)	$1,856	$(1,708)
Customer contracts / relationships	750	(715)	750	(622)
Trade names and non-compete agreements	1,110	(1,055)	1,110	(1,008)
Capitalized software development costs	1,560	(679)	988	(415)
Total	$5,276	$(4,265)	$4,704	$(3,753)

As of December 31, 2016, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2017	$124
2018	449
2019	370
2020	68
Thereafter	—
$1,011

Warranty Reserve Activity

Warranty reserve was recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2016	2015
	(In thousands)
Balance at beginning of fiscal year	$193	$181
Additions charged to cost of sales	218	174
Warranty claims	(138)	(159)
Balance at end of period	$273	$196

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

Loss Per Share

The following table sets forth the reconciliation of weighted average common shares used in basic per share computations and weighted average common shares used in diluted per share computations in the unaudited consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)
Denominator:
Weighted average common shares used in basic computation	32,205	32,013	32,125	32,051
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted computation	32,205	32,013	32,125	32,051

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)

Stock options	3,237	3,667	3,305	3,231
Restricted stock units	136	193	161	221

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (the “Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale through December 31, 2016, we received approximately $2.0 million in connection with the royalty related earn-out provisions for a total of $15.7 million in cash from the asset sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments at the time of the Asset Sale, qualified as a discontinued operation. For the nine months ended December 31, 2016 and 2015, we recorded a gain on sale of discontinued operation of approximately $278,000 and $163,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the nine months ended December 31, 2016 and 2015.

5.                                      Credit Facility

We had a $12.0 million revolving line of credit with California Bank & Trust (“CB&T”), which expired on October 1, 2016. We chose not to renew our line of credit as we do not foresee a need to utilize credit within the next twelve months. As of December 31, 2016 and 2015, no amounts were outstanding under the credit facility with CB&T.

6.                                      Income Taxes

The following table sets forth our benefit (expense) for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands, except percentages)

Benefit for income taxes	$530	$700	$652	$1,010
Change in valuation allowance	(526)	(10,065)	(641)	(10,065)
Total benefit (expense) for income taxes	$4	$(9,365)	$11	$(9,055)
Effective tax rate	0.3%	(826.6)%	0.6%	(423.8)%

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

7.                                      Commitments and Contingencies

Litigation and Other Contingencies

On September 15, 2016, a stockholder class action and derivative action (captioned Ionni v. Bergera, et al., Case No. 16-cv00807-RGA) was filed in the United States District Court for the District of Delaware (the “Court”) against certain of the Company’s current and former directors and officers (the “Individual Defendants”) and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaint asserts claims for breach of fiduciary duty and unjust enrichment.  Plaintiff contends that, in 2014 and 2015, the Individual Defendants caused the Company to issue purportedly false and misleading proxy statements in connection with the Company’s annual meeting of stockholders in 2014 and 2015 (collectively, the “Proxy Statements”). In those Proxy Statements, the Company’s stockholders were asked to approve amendments (the “Amendments”) to increase the number of shares of the Company’s common stock reserved for issuance under the Iteris, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). Among other things, Plaintiff alleges that the Proxy Statements were materially false and misleading because they affirmatively represented that no person could receive more than 500,000 stock options or SARs under the 2007 Plan in any fiscal year (the “Share Limit”) and failed to disclose that the Compensation Committee had the discretion to approve an annual grant to a 2007 Plan participant in excess of that amount. Plaintiff contends that, in voting to approve the Amendments, the Company’s stockholders were not fully informed and, therefore, the Amendments were not valid. Plaintiff seeks rescission of any stock options granted pursuant to the Amendments, including the option to purchase up to 1,350,000 shares of the Company’s common stock that was granted in September 2015 to Mr. Bergera (the “CEO Option”) in connection with his appointment to serve as President and Chief Executive Officer of the Company.

The Individual Defendants deny that they breached their fiduciary duties and the Company believes the Amendments were properly approved and that all of the options granted pursuant to the Amendments, including the CEO Option, were valid.  Nonetheless, to eliminate the burden, expense and uncertainty of the litigation, on November 8, 2016, the parties entered into a Memorandum of Understanding setting forth their agreement in principle to resolve the litigation.  In consideration for a release of claims and dismissal of this litigation with prejudice, the Company agreed to submit a proposal at its 2016 Annual Meeting of Stockholders seeking stockholder approval for that portion of the CEO Option that exceeds the Share Limit (i.e., the 850,000 options above the Share Limit (the “Excess Shares”)).  The Company submitted a proposal of the Excess Shares for approval by the Company stockholders at the 2016 Annual Meeting of Stockholders.  On December 15, 2016, the Company’s stockholders approved the Excess Shares.

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

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000.  Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable quarterly on the first business day of each calendar quarter. Maxxess continues to pay down the balance of this note by providing consulting services to Iteris, although we have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of December 31, 2016, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

8.                                      Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. As of 2016 Annual Meeting of Stockholders, no future shares could be granted under the 2007 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At December 31, 2016, no awards had been granted under the 2016 Plan and there were approximately 3.4 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 3.0 million as of December 31, 2016.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2016	3,309	$2.07
Granted	70	3.61
Exercised	(130)	1.83
Forfeited	(20)	1.85
Expired	(13)	2
Options outstanding at December 31, 2016	3,216	$2.12

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2016 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2016	173
Granted	3
Vested	(68)
Forfeited	(14)
RSUs outstanding at December 31, 2016	94

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$15	$13	$37	$31
Selling, general and administrative expense	198	205	631	363
Research and development expense	19	15	50	35
Total stock-based compensation expense	$232	$233	$718	$429

At December 31, 2016, there was approximately $1.5 million and $151,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options and 2.1 years for RSUs.

9.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to our existing stock repurchase program, pursuant to which we may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and nine months ended December 31, 2016, we did not repurchase any shares. During the three months ended December 31, 2015, we did not repurchase any shares, and during the nine months ended December 31, 2015, we repurchased approximately 656,000 shares of our common stock. As of December 31, 2016, approximately $1.7 million remained available for the repurchase of our common stock under our current stock purchase program. From inception of the program in August 2011 through March 31, 2016, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of December 31, 2016, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2016 and 2015:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended December, 2016
Revenues	$9,397	$11,913	$1,381	$22,691
Segment income (loss)	1,940	1,920	(1,892)	1,968

Three Months Ended December 31, 2015
Revenues	$9,771	$8,283	$960	$19,014
Segment income (loss)	1,856	1,027	(1,546)	1,337

Nine Months Ended December, 2016
Revenues	$30,897	$36,638	$3,143	$70,678
Segment income (loss)	6,897	6,813	(5,582)	8,128

Nine Months Ended December 31, 2015
Revenues	$31,235	$24,536	$2,181	$57,952
Segment income (loss)	7,053	3,074	(4,904)	5,223

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)
Segment income:
Total income from reportable segments	$1,968	$1,337	$8,128	$5,223
Unallocated amounts:
Corporate and other expenses	(3,362)	(2,379)	(9,629)	(7,095)
Amortization of intangible assets	(80)	(92)	(248)	(276)
Other (expense) income, net	(1)	(3)	(7)	1
Interest income, net	4	3	9	10
Loss from continuing operations before income taxes	$(1,471)	$(1,134)	$(1,747)	$(2,137)

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

Overview

Change in Segment Information. On April 1, 2016, certain operations that were previously within the Agriculture and Weather Analytics segment (formerly known as our Performance Analytics segment), specifically our performance measurement and information management solution, iPeMS, and related traffic analytic consulting services, were reassigned to the Transportation Systems segment to better align our traffic analytics capabilities, resources and initiatives. All prior segment information presented in this report has been reclassified to reflect this change.

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

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.0	62.1	61.1	60.8
Gross profit	38.0%	37.9%	38.9%	39.2%
Operating expenses:
Selling, general and administrative	35.4	33.7	33.5	33.0
Research and development	8.7	9.7	7.5	9.4
Amortization of intangible assets	0.4	0.5	0.4	0.5
Total operating expenses	44.5	43.9	41.4	42.9
Operating loss	(6.5)	(6.0)	(2.5)	(3.7)
Non-operating income (expense):
Other (expense) income, net	(0.0)	(0.0)	(0.0)	0.0
Interest income, net	0.0	0.0	0.0	0.0
Loss from continuing operations before income taxes	(6.5)	(6.0)	(2.5)	(3.7)
Benefit (expense) for income taxes	0.0	(49.2)	0.0	(15.6)
Loss from continuing operations	(6.5)	(55.2)	(2.5)	(19.3)
Gain on sale of discontinued operation, net of tax	0.4	0.3	0.4	0.3
Net loss	(6.1)%	(54.9)%	(2.1)%	(19.0)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Total revenues	$22,691	$19,014	$3,677	19.3%

	Nine Months Ended
	December 31,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Total revenues	$70,678	$57,952	$12,726	22.0%

Total revenues for the three months ended December 31, 2016 increased approximately 19.3% to $22.7 million, compared to $19.0 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 44% increase in Transportation Systems revenues and an approximate 44% increase in Agriculture and Weather Analytics revenues, offset by an approximate 4% decrease in Roadway Sensors revenues.

Total revenues for the nine months ended December 31, 2016 increased approximately 22.0% to $70.7 million, compared to $57.9 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 49% increase in Transportation Systems revenues and an approximate 44% increase in Agriculture and Weather Analytics revenues, offset by an approximate 1% decrease in Roadway Sensors revenues.

Roadway Sensors revenues for the three and nine months ended December 31, 2016 were approximately $9.4 million and $30.9 million, respectively, reflecting a decrease of approximately $374,000 and $338,000, respectively, compared to the corresponding prior year periods. The decreases in Roadway Sensors revenues during the three and nine months ended December 31, 2016 was primarily due to lower unit sales of our distribution of certain original equipment manufacturer (“OEM”) products for the traffic intersection market. During the three and nine months ended December 31, 2016, OEM sales decreased approximately $886,000 and $865,000, respectively, compared to the corresponding periods a year ago. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle and SmartSpan products.

Transportation Systems revenues for the three and nine months ended December 31, 2016 were approximately $11.9 million and $36.6 million, respectively, reflecting an increase of approximately $3.6 million or 44% and approximately $12.1 million or 49%, respectively, compared to the corresponding periods in the prior year. This increase was primarily due to two large contract wins during the third quarter of Fiscal 2016, which contributed significantly to the revenue growth in the current three and nine month periods. Transportation Systems added approximately $11.8 million of new backlog during the third quarter of Fiscal 2017. Transportation Systems backlog was approximately $54.1 million as of December 31, 2016, compared to approximately $53.8 million as of December 31, 2015. While the aforementioned two large contracts are expected to be near completion by the third quarter of our fiscal year ending March 31, 2018, we plan to continue to pursue larger contracts that may contain significant sub-consulting content. While we believe larger contacts will contribute to overall revenue growth, the mix of sub-consulting content will likely affect the related gross profit from period to period, as revenues derived from sub-consultants generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three and nine months ended December 31, 2016 were approximately $1.4 million, and $3.1 million, respectively, reflecting increases of approximately $421,000 or 44% and $962,000 or 44%, respectively, compared to the corresponding periods in the prior year. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2016 and Fiscal 2017. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and applications.

Gross Profit.  The following tables present details of our gross profit for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Gross profit	$8,620	$7,211	$1,409	19.5%
Gross profit as a % of total revenues	38.0%	37.9%

	Nine Months Ended
	December 31,		$	%
	2016	2015	Increase	Change
	(In thousands, except percentages)
Gross profit	$27,484	$22,732	$4,752	20.9%
Gross profit as a % of total revenues	38.9%	39.2%

Our gross profit as a percentage of total revenues increased approximately 10 basis points for the three months ended December 31, 2016 as compared to the corresponding period in the prior year, primarily due to an increase in Roadway Sensors gross profit percentage. Roadway Sensors gross profit percentage increased from approximately 44% for the three months ended December 31, 2015, to approximately 47% for the three months ended December 31, 2016, which reflected lower OEM sales in the current quarter, which generally carry lower margin than the other Roadway Sensor products. Our gross profit as a percentage of total revenues decreased approximately 30 basis points for the nine months ended December 31, 2016 as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments. Transportation Systems revenues increased from approximately 42% of total Company revenues for the nine months ended December 31, 2015, to approximately 52% of total Company revenues for the nine months ended December 31, 2016. Roadway Sensors revenue decreased as a percentage of total Company revenues from approximately 54% for the nine months ended December 31, 2015, to approximately 44% for the nine months ended December 31, 2016. Roadway Sensors revenues generally yield higher gross margins than our other segments.

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

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Three Months Ended
	December 31, 2016		December 31, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$5,322	23.5%	$4,596	24.2%	$726	15.8
Facilities, insurance and supplies	925	4.1	641	3.4	284	44.3
Travel and conferences	537	2.4	478	2.5	59	12.3
Professional and outside services	1,197	5.3	468	2.5	729	155.8
Other	54	0.2	217	1.1	(163)	(75.1)
Selling, general and administrative	$8,035	35.4%	$6,400	33.7%	$1,635	25.5

	Nine Months Ended		Nine Months Ended
	December 31, 2016		December 31, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$16,531	23.4%	$13,178	22.7%	$3,353	25.4
Facilities, insurance and supplies	2,375	3.4	2,031	3.5	344	16.9
Travel and conferences	1,795	2.5	1,510	2.6	285	18.9
Professional and outside services	3,002	4.2	2,025	3.5	977	48.2
Other	(5)	(0.0)	432	0.7	(437)	(101.2)
Selling, general and administrative	$23,698	33.5%	$19,176	33.0%	$4,522	23.6

The overall increase in selling, general and administrative expense for the three and nine months ended December 31, 2016, as compared to the corresponding period in the prior year, was primarily due to planned headcount increases in corporate headquarters general and administrative positions, as well as planned investments in Agriculture and Weather Analytics sales and marketing, including an increase in the salesforce headcount, which resulted in higher salary and personnel-related costs. The increases in general and administrative expense were also due to legal costs incurred to reach a proxy contest settlement during our second quarter of Fiscal 2017 and legal costs incurred for the recent stockholder litigation (refer to Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of the “proxy contest and stockholder litigation”). The increases in general and administrative were also attributable to additional costs for internal control framework to comply with Sarbanes-Oxley standards as an accelerated filer. These increases were partially offset by a reversal of certain bad debt reserves that were placed on specific accounts receivable that were collected during the nine month period ended December 31, 2016.

Research and Development Expense.  The following tables present research and development expense for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Three Months Ended
	December 31, 2016		December 31, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,323	5.8%	$935	4.9%	$388	41.5%
Facilities, development and supplies	517	2.3	633	3.3	(116)	(18.3)
Other	139	0.6	285	1.5	(146)	(51.2)
Research and development	$1,979	8.7%	$1,853	9.7%	$126	6.8

	Nine Months Ended		Nine Months Ended
	December 31, 2016		December 31, 2015		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,060	4.3%	$2,587	4.5%	$473	18.3%
Facilities, development and supplies	1,736	2.5	1,746	3.0	(10)	(0.6)
Other	491	0.7	1,095	1.9	(604)	(55.2)
Research and development	$5,287	7.5%	$5,428	9.4%	$(141)	(2.6)

The increase in research and development expense for the three months ended December 31, 2016, compared to the corresponding period in the prior year, was primarily due to increased research and development costs in all three of our operating segments. Research and development expense for the nine months ended December 31, 2016, compared to the corresponding period in the prior year, was relatively consistent, as the Company continues to invest in research, discovery, and development.

In the Agriculture and Weather Analytics segment, we continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first half of Fiscal 2016, as well as our iOS Mobile Application that launched in our fourth quarter of Fiscal 2016. We also released a number of generally available advisory applications during Fiscal 2017, including our Harvest Advisory and Nitrogen Advisory. Going forward, we expect to continue to invest in our Agriculture and Weather Analytics segment to enhance the ClearAg and ClearPath Weather solutions. This continued investment may result in increases in research and development costs in future periods.

Income Taxes.  The following table presents our benefit (expense) for income taxes for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		$
	December 31,		Increase	%
	2016	2015	(Decrease)	Change
	(In thousands, except percentages)

Benefit for income taxes	$530	$700	$(170)
Change in valuation allowance	(526)	(10,065)	9,539
Total benefit (expense) for income taxes	$4	$(9,365)	$9,369	(100.0)%
Effective tax rate	0.3%	826.6%

	Nine Months Ended		$
	December 31,		Increase	%
	2016	2015	(Decrease)	Change
	(In thousands, except percentages)

Benefit for income taxes	$652	$1,010	$(358)
Change in valuation allowance	(641)	(10,065)	9,424
Total benefit (expense) for income taxes	$11	$(9,055)	$9,066	(100.1)%
Effective tax rate	0.6%	423.8%

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

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and our cash reserves to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders. There is no assurance that we will be able to secure funding on a timely basis, on terms acceptable to us, or at all.

At December 31, 2016, we had $23.8 million in working capital, which included $17.9 million in cash and cash equivalents and reflected no borrowings on our line of credit, which expired on October 1, 2016 and was not renewed. This compares to working capital of $24.3 million at March 31, 2016, which included no borrowings on our line of credit and $16.0 million in cash and cash equivalents.

The following table summarizes our cash flows for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,374	$(2,332)
Investing activities	(705)	(389)
Financing activities	183	(859)

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2016 was primarily the result of approximately $2.3 million of working capital provided and offset by our net loss of approximately $1.5 million, adjusted by approximately $1.5 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations and loss on disposal of equipment.

Cash used in our operations for the nine months ended December 31, 2015 was primarily the result of approximately $1.4 million used in working capital and our net loss of approximately $11.0 million, adjusted by approximately $10.1 million in non-cash items for deferred income taxes, depreciation, amortization, stock-based compensation expense, gain on the sale of discontinued operation and loss on disposal of property and equipment.

Investing Activities.  Net cash used in our investing activities during the nine months ended December 31, 2016 was primarily the result of approximately $497,000 for purchases of property and equipment, and approximately $572,000 of capitalized software development in the Agriculture and Weather Analytics business segment related to ClearAg assets, which was offset by approximately $364,000 in proceeds from the earnout provision included in the sale of the Vehicle Sensors segment. Net cash used in our investing activities during the nine months ended December 31, 2015 was the result of approximately $673,000 for purchases of property and equipment, which was offset by approximately $284,000 in proceeds from the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2016 was the result of approximately $238,000 of cash proceeds from the exercises of stock options. Net cash used in financing activities during the nine months ended December 31, 2015 was the result of approximately $1.2 million in cash used to repurchase shares of our common stock and approximately $367,000 of cash proceeds from the exercises of stock options.

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

Off Balance Sheet Arrangements

Other than our operating leases, we do not have any other material off balance sheet arrangements at December 31, 2016.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, as a result of a reduction in available billable hours during the holiday season. In addition, we have experienced seasonality related to certain ClearPath Weather services, which adversely impacts such sales in our first and second fiscal quarters, mainly because these services are generally not required during Spring and Summer when weather conditions are comparatively milder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk was limited to our line of credit, which expired on October 1, 2016 and was not renewed.

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

•                  other government budgetary constraints, cut-backs, delays or reallocation of government funding, including without limitation, changes in the new administration;

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

The markets in which our Agriculture and Weather Analytics segment operates vary from public sector customers who focus on snow and ice management for state and county roadways, to commercial sector customers who employ our environmental content and agronomic models. Our competitors include divisions of large, international weather companies as well as a variety of small providers in the road weather market. In the commercial agriculture sector, we compete with a variety of public and private entities that currently market software, agronomic analytics and weather forecast capabilities to global agribusiness.

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

Our failure to successfully secure new contracts and renew existing contracts could reduce our revenues and profits.  Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions continue, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue particular projects, which could reduce or eliminate our profitability.

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

We are currently not profitable on a consolidated basis and we may be unable to become profitable on a quarterly or annual basis.  For the quarter ended December 31, 2016, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  We have historically experienced volatility in our earnings and cash flows from operations from year to year. Should the credit markets further tighten or our business declines, we may need or choose to raise additional capital to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 1, 2014 through January 24, 2017, our common stock has traded at prices as low as $1.48 per share and as high as $4.85 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Certain provisions of our charter documents may discourage a third party from acquiring us and may adversely affect the price of our common stock.  Certain provisions of our certificate of incorporation could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In August 2009, we adopted a new stockholder rights plan and declared a dividend of preferred stock purchase rights to our stockholders. Generally, the stockholder rights plan provides that if a person or group acquires 15% or more of our common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount off of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or other acquisition of the company more difficult.

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

For the three and nine months ended December 31, 2016, we did not repurchase any shares. As of December 31, 2016, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

3.1	Restated Bylaws of Iteris, Inc. as of February 9, 2017	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2017	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Where Located

3.1	Restated Bylaws of Iteris, Inc. as of February 9, 2017	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith