Form 10-K
period 2017-03-31
ITERIS, INC.
filed 2017-06-13
CIK 350868

Use these links to rapidly review the document

PART IV
Iteris, Inc. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-08762

ITERIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2588496 (I.R.S. Employer Identification No.)
1700 Carnegie Ave., Santa Ana, California (Address of Principal Executive Offices)	92705 (Zip Code)

Registrant's Telephone Number, Including Area Code: (949) 270-9400

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2016 was approximately $84,800,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 5, 2017, there were 32,493,210 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2017.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2017

        Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiary. ClearAg®, ClearAg Insights™, ClearAg Mobile™, ClearPath Weather®, Edge®, EdgeConnect™, EMPower™, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax™, Pegasus™, Radius™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageLive!™, VantageView™, Velocity®, VersiCam™ and WeatherPlot™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

        This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "intend(s)," "plans," "should," "will," "may," "anticipate(s)," "estimate(s)," "could," "should," and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth in Part I, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Recent Developments

        In March 2017, our subsidiary, Iteris Michigan LLC, was dissolved as a legal entity and ceased operating as a wholly-owned subsidiary of the Company.

Products and Services

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics (formerly known as our Performance Analytics segment). On April 1, 2016, certain operations that were previously within the Agriculture and Weather Analytics segment, specifically our performance measurement and information management solution, iPeMS, and related traffic analytic consulting services, were reassigned to the Transportation Systems segment to better align our traffic analytics capabilities, resources and initiatives. All prior segment information presented in this report has been reclassified to reflect this change.

        The Roadway Sensors segment provides various vehicle detection and information systems and products for traffic intersection control, incident detection and roadway traffic data collection applications. The Transportation Systems segment includes transportation engineering and consulting services, iPeMS, our specialized transportation performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our precision agriculture solutions. See Note 13 of Notes to

Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further details on our reportable segments.

  Roadway Sensors

        Our Roadway Sensors segment product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among other products, our Vantage, VantageLive!, VantageNext, VersiCam, Vantage Vector, SmartCycle, SmartSpan, PedTrax, Pegasus, P-series and Velocity products.

  •
  Our Vantage detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Vantage detection systems typically include up to four of our advanced cameras or radars. Our Vantage systems give traffic managers the ability to mitigate roadway congestion by modifying traffic signal timing or detecting incidents quickly. Our various software components complement our Vantage detection systems by providing integrated platforms to manage and view detection assets remotely over a network connection.

  •
  Our Vantage Vector video/radar hybrid product is an all-in-one vehicle detection sensor with a wide range of capabilities, including stop bar detection, advanced-zone detection and sensing, which enable advanced safety and adaptive control applications. It includes all of the proven benefits of Iteris video detection, including high accuracy, high availability remote viewing of video images, bicycle and pedestrian detection capability and high precision for dilemma zone detection, by integrating the video field-of-view with radar sensing. Enhanced information, including vehicle counts, speed and distance in user configurable zones that is available for use in special applications.

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

  •
  Our Vantage systems equipped with PedTrax capability provides bi-directional counting and speed tracking of pedestrians within the cross-walk to help improve signal timing efficiency and provides additional data stream to existing vehicle and bicycle counts. PedTrax is included with all new Vantage video detection systems, field-upgradable for the latest Vantage hardware platforms, and utilizes previously installed non-intrusive sensor systems.

  •
  Our VantageLive! is a cloud-based subscription service release that was announced on May 2, 2017. Our VantageLive! service allows users to collect, process and analyze advanced intersection data, and to view and understand intersection activity.

        We believe that future growth domestically and internationally, particularly in developing countries, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of traditional in-pavement loop technology, to manage traffic.

        We also sell certain complementary original equipment manufacturer ("OEM") products for the traffic intersection market, which include, among other things, intersection controllers and component cabinets.

  Transportation Systems

        Our Transportation Systems segment includes transportation engineering and consulting services focused on the planning, design, development and implementation of software and hardware-based systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.

        The Transportations Systems segment also includes our performance measurement and information management solution, iPeMS. iPeMS is a state-of-the-art information management software suite that provides big data and software analytics solutions that help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. iPeMS utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics and easy-to-use visualization and animation features based on historical traffic conditions.

        Our Transportation Systems segment is largely dependent upon state and local governmental funding, and to a lesser extent, on federal governmental funding. As such, our Transportation Systems business has been adversely affected by governmental budgetary issues. In addition, various other funding mechanisms exist to support transportation infrastructure and related projects, including, but not limited to, bonds, dedicated sales and gas tax measures, and other alternative funding sources. We believe the overall expansion of our Transportation Systems segment in the future will continue to be dependent at least in part on the federal government's use of funds under the federal highway bill. Delays in the allocation of funds may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets. We believe that prolonged uncertainty regarding such matters has adversely impacted in the past, and may continue to adversely impact in the future, our Transportation Systems revenues and our overall financial performance in future periods.

  Agriculture and Weather Analytics

        Our Agriculture and Weather Analytics segment, which we formed during the first quarter of our fiscal year ended March 31, 2013, consists of our ClearAg solutions and our ClearPath Weather management tools. Our ClearPath Weather tools provide winter road maintenance recommendations for state agencies, municipalities and for commercial companies that allow such users to create solutions to meet roadway maintenance decision needs.

        Our Weather Analytics business is a market leader in performance management solutions for federal and state organizations. We intend to use our strong brand and deep experience in the traffic management market, as well as our market-specific intellectual property, to expand our leadership in data aggregation and analytics in this market.

        Beginning in late 2013, we undertook a focused development activity to supplement our intellectual property, technology base and product suites to provide products and services for the emerging precision agriculture ("PA") market. This activity included market research into the needs of the PA market, scientific modeling and forecasting development, computing infrastructure development to support both the required big data acquisition and processing and the distributed delivery vehicles required to service the commercial PA market, as well as the development of several products specifically intended for the PA market. We refer to our products for the PA market generically as our ClearAg solutions.

        Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems. By using our ClearAg digital platform, growers, researchers and other agribusinesses can access and use a comprehensive database of historical, real-time and forecasted weather content, soil and plant health information, as well as other useful crop growing information to make better agricultural decisions and improve the efficiency and sustainability of farmlands. Companies use our ClearAg platform to simulate field conditions and determine how new products may perform on a crop given certain weather and soil conditions. Growers leverage ClearAg solutions to determine the best times to plant, spray, fertilize and harvest their crops.

        We currently offer our ClearAg solutions on an enterprise basis using our modeling solutions and ClearAg application programming interfaces ("APIs"), which can allow the integration of ClearAg's analytics and insights with the offerings of large enterprise customers in the agriculture market. The APIs facilitate the integration of such companies' processes and solutions with the ClearAg modeling and forecasting engine. We commenced commercial sales of our ClearAg platform and the related APIs in the first quarter of our fiscal year ended March 31, 2015 ("Fiscal 2015").

        We also offer our ClearAg solutions to individual agriculture producers or growers who can benefit from the advisories based on our platform that are tailored for their specific location of interest. These solutions can be accessed in a web based-product or pursuant to our mobile applications. Our first mobile application, ClearAg Mobile, was introduced in the first quarter of our fiscal year ended March 31, 2016 ("Fiscal 2016"). ClearAg Mobile is an analytics application for individual growers that leverages weather, water, soil and crop growth information to provide growers with field local specific advisories that help improve the management of crop production operations. Our harvest advisory tools of our ClearAg mobile application help growers better understand up-to-the-minute environmental impact of weather, water and soil on crop growth and health, and to plan their harvest operations accordingly. Our ClearAg WeatherPlot and ClearAg Insights are applications that help agronomists and crop consultants identify ideal environmental conditions for treatments and make recommendations based on forecasted or historical weather, water and soil analytics.

        We expect market acceptance of our ClearAg solutions to continue to increase in upcoming quarters. We plan to continue to fund the investments in our ClearAg solutions, largely for expanded sales and marketing resources, through internally generated cash flow from our Roadway Sensors and Transportation Systems operations, as well as revenues from our Agriculture and Weather Analytics segment and our available cash on hand, if necessary.

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

        We market and sell our Transportation Systems services and solutions, and our ClearPath Weather services primarily to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and local municipal customers and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

        We currently market and sell our ClearAg products as a subscription-based service to seed and crop protection companies, allied providers and agriculture integrators, as well as to growers and retailers. Due to the recent consolidation of certain large companies in the agriculture market, sales to such companies typically involve long lead times. We generally sell directly to customers interested in the ClearAg API products, but typically sell through selling partners for our ClearAg applications. Versions of ClearAg Mobile and WeatherPlot are currently available in the Apple app store and on Google Play.

Manufacturing and Materials

        We use contract manufacturers to build subassemblies that are used in our Roadway Sensors products. Additionally, we procure certain components from qualified suppliers, both locally and globally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing, MoboTrex, Inc., and Sony Electronics, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. We typically do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

        We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for our fiscal year ended March 31, 2017 ("Fiscal 2017"), Fiscal 2016 and Fiscal 2015. We believe customer support is a key competitive factor.

        Our ClearAg solutions are primarily sold as annual subscription services with recurring monthly revenue. As an element of these services, we provide full-time support and customer service for such ClearAg solutions.

Backlog

        Our total backlog of unfulfilled firm orders was approximately $64.5 million as of March 31, 2017, which included $54.4 million related to Transportation Systems. We typically recognize approximately 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future for both Transportation Systems and Agriculture and Weather Analytics. Substantially the entire backlog for Roadway Sensors as of March 31, 2017 is expected to be recognized as revenue in the fiscal year ending March 31, 2018. At

March 31, 2016, we had backlog of approximately $63.3 million, which included $53.3 million related to Transportation Systems.

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

Product Development

        Our product development activities are conducted at our Agriculture and Weather Analytics facilities in Grand Forks, North Dakota and Berkeley, California, as well as at our principal facility in Santa Ana, California. Our research and development costs and expenses were approximately $6.9 million for both Fiscal 2017 and 2016, and $5.4 million for Fiscal 2015. We expect to continue to pursue various product development programs and incur research and development expenditures, primarily in our Agriculture and Weather Analytics and Roadway Sensors segments, in future periods.

        We believe our engineering and product development capabilities are a competitive strength. We strive to continuously develop new products, technologies, features and functionalities to meet the needs of our ever-changing markets, as well as to enhance, improve upon, and refine our existing product lines. We plan to focus our development efforts in the near future in our Agriculture and Weather Analytics segment on our ClearAg products for the PA market; however, since 2014, our Roadway Sensors segment has introduced our VantageNext, Vantage Vector, PedTrax, SmartCycle, SmartSpan, Pegasus, Velocity, and P-series, products. Additionally, during Fiscal 2016 and Fiscal 2017, we engaged in development activities of our ClearAg precision agriculture solutions, including WeatherPlot and ClearAg mobile applications. We believe that developing new offerings across our segments and enhancing, refining and marketing our existing products are key components for strong organic growth and profitability.

Competition

        We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        The markets in which our Agriculture and Weather Analytics segment operates vary from the commercial sector customers for ClearAg solutions to public sector customers for ClearPath Weather products. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide weather-related data to that market such as IBM/The Weather Company, MeteoGroup and agronomic analytics companies such as FBN and Famer's Edge.

        In the market for our Roadway Sensors vehicle detection products, we compete with manufacturers and distributors of other above ground video camera detection systems and manufacturers and distributors and other non-intrusive detection devices, including microwave, infrared, radar, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products, which have historically been, and currently continue to be, the predominant vehicle detection system in this market. Additionally, products such as Velocity and Pegasus compete against various competitors in the travel-time and data communications markets, respectively.

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

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently have a total of thirty-one issued U.S. patents, including: (i) nine relating to our Roadway Sensors technologies, four of which issued in fiscal year 2017, (ii) seventeen relating to our Agriculture and Weather Analytics technologies, five of which issued in fiscal year 2017, and (iii) six relating specifically to our Transportation Systems technologies, two of which issued in fiscal year 2017. We have a total of twenty-three pending patent applications in the U.S. and nine pending foreign patent applications. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

Employees

        As of March 31, 2017, we employed 397 full-time employees and 35 part-time employees, for a total of 432 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

        We recently expanded our Agriculture and Weather Analytics capabilities to address a new market segment, the agricultural market, which may not broadly accept our technologies and new products.    The application of precision analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other companies in this market will perceive the value proposition of our Agriculture and Weather Analytics or that our new ClearAg products for this market, will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand the benefit of our Agriculture and Weather Analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

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

        We recently entered into the software development market and may be subject to additional challenges and additional costs and delays.    We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Despite testing and quality control, we cannot be certain that errors will not be found in our software after its release. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, the software development industry frequently experiences litigation concerning intellectual property disputes, which could be costly and distract our management.

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

        If our security measures are breached and unauthorized access is obtained to our customer's personal and/or proprietary data in connection with our web-based and mobile application services, we may incur significant liabilities, our services may be perceived as not being secure and customers may curtail or stop using our services, we could incur significant liability to our customers and to individuals or businesses whose information was being stored, our business may suffer and our reputation will be damaged.    Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

        The markets in which our Agriculture and Weather Analytics segment operates vary from public sector customers who focus on snow and ice management for state and county roadways, to commercial sector customers who employ our environmental content and agronomic models. Our competitors include divisions of large, international weather companies, as well as a variety of small providers in the road weather market. In the commercial agriculture sector, we compete with a variety of public and private entities that currently market software, agronomic analytics and weather forecast capabilities to global agribusiness.

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

        We are currently not profitable on a consolidated basis and we may be unable to become profitable on a quarterly or annual basis.    For the fiscal year ended March 31, 2017, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

        Our use of estimates in conjunction with the percentage of completion method of accounting for our Transportation Systems revenues could result in a reduction or reversal of previously recorded revenues and profits.    A portion of Transportation Systems revenues are measured and recognized using the percentage of completion method of accounting. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

        If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.    Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. We are required to obtain our auditors' attestation pursuant to Section 404(b) of the Sarbanes-Oxley Act. Going forward, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

  •
  market condition changes such as industry structure consolidations that could slow down our ability to procure new business;

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

        Our international business operations may be threatened by many factors that are outside of our control.    While we historically have had limited international sales, revenues and operations experience, we have had transportation systems contracts in the United Arab Emirates ("UAE"), for which approximately $535,000 in performance bonds are yet to be released by the UAE Department of Transportation. We also have been expanding our distribution capabilities for our Roadway Systems segment internationally, particularly in Canada, Australia, New Zealand and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

        The trading price of our common stock is highly volatile.    The trading price of our common stock has been subject to wide fluctuations in the past. From April 1, 2014 through May 22, 2017, our common stock has traded at prices as low as $1.48 per share and as high as $6.15 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Capital Market under the symbol "ITI" since February 8, 2016. Prior to that, our common stock traded on the NYSE MKT under the same symbol. The following table sets forth, for the periods indicated, the highest and lowest sales prices for our common stock:

	High	Low
Fiscal 2017
Quarter Ended June 30, 2016	$2.99	$2.20
Quarter Ended September 30, 2016	4.04	2.81
Quarter Ended December 31, 2016	3.79	3.20
Quarter Ended March 31, 2017	5.64	3.52
Fiscal 2016
Quarter Ended June 30, 2015	$1.91	$1.64
Quarter Ended September 30, 2015	2.96	1.62
Quarter Ended December 31, 2015	2.65	2.00
Quarter Ended March 31, 2016	2.65	1.89

        On June 5 , 2017, the last reported sales price of our common stock on the NASDAQ Capital Market was $6.11. As of June 5, 2017, we had 344 holders of record of our common stock according to information furnished by our transfer agent.

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

Issuer Purchases of Equity Securities

        In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors cancelled the initial stock repurchase program and the approximate $1.7 million of remaining funds, and approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to our existing stock repurchase program, pursuant to which we may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

        From inception of the original stock repurchase program in August 2011 through March 31, 2017, we repurchased approximately 3,422,000 shares of our common stock for an aggregate repurchase price of approximately $5.6 million at an average purchase price of $1.63 per share. We did not repurchase any shares of our common stock during Fiscal 2017. All repurchased shares from prior periods have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2017, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

ITEM 6.    SELECTED FINANCIAL DATA

        Per the Securities and Exchange Commission ("SEC"), Financial Reporting Manual, Section 5120.1(c), an issuer that no longer qualifies as a smaller reporting company at the determination date may continue to use the scaled disclosures permitted for a smaller reporting company through its annual report on Form 10-K and begin providing non-scaled larger company disclosure in the first Form 10-Q of the next fiscal year. Although the Compnay is filing as an accelerated filer, the aforementioned SEC rule allows the Company to continue reporting as a smaller reporting company in this Form 10-K. As such, we are not required to make any disclosure pursuant to this Item 6.

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

Overview*

        General.    We are a provider of information solutions for the intelligent traffic systems ("ITS") and the precision agriculture ("PA") markets. In the ITS market, we are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and analytics, and that improve the efficiency and safety of surface transportation systems infrastructure. We believe our products, services and solutions, in conjunction with sound traffic management, minimize the environmental impact of traffic congestion and enhance the adoption of advanced ITS solutions that are required for the deployment of connected and autonomous vehicles. In the PA market, we have combined our unique intellectual property with enhanced soil, land surface, and agronomy modeling techniques utilizing our extensible EMPower hybrid computing architecture to create a set of ClearAg™ solutions that provide weather, water, soil and agronomic analytics products to large and small, public and private, enterprises in the global agriculture market.

        Sale of Vehicle Sensors.    On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our former Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the "Asset Sale"). In connection with the Asset Sale, we are entitled to additional consideration in the form of certain performance and royalty-related earn-outs through December 31, 2017. From the date of the Asset Sale through March 31, 2017, we received approximately $2.1 million in connection with such royalty-related earn- out provisions. We also had approximately $240,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2017.

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

        Business Segments.    Subsequent to the Asset Sale and our acquisition of BTS, we have operated in three reportable segments: Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market. These products primarily consist of various vehicle detection and information systems used for traffic intersection control, communication and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VantageLive!, Vantage Vector, VersiCam, Vantage Vector, SmartCycle, PedTrax, SmartSpan, Pegasus, Velocity, and P-series, products.

        The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. As of April 1, 2016, our performance measurement and information management solution, iPeMS, and related traffic analytics consulting services, previously included in Agriculture and Weather segment, were reassigned to the Transportation Systems segment to better align our traffic analytics capabilities, resources and initiatives. Prior segment information has been reclassified to reflect this change.

        The Agriculture and Weather Analytics segment includes ClearPath Weather, our road-maintenance applications, and ClearAg, our precision agriculture platform. ClearPath Weather provides winter road maintenance recommendations for state agencies, municipalities and for commercial companies. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information combined with proprietary land-surface modeling and machine learning are essential to making informed agricultural decisions and is delivered through our ClearAg solutions, including our ClearAg APIs and components, WeatherPlot mobile application, and ClearAg Insights applications.

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

        Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. Certain Agriculture and Weather Analytics revenues are also derived from long-term contracts with governmental agencies, as well as contracts with commercial companies. ClearAg revenues that are derived from contracts with commercial companies are from subscription revenue that we typically invoice our customers at the beginning of the term, in multiyear, annual, semi-annual or quarterly installments and revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost-plus fixed fee or time-and-materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a goodwill impairment test. The impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies.

        In Fiscal 2017, we adopted the provisions issued by the Financial Accounting Standards Board ("FASB") that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests.

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

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2017	2016	2015
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	61.0	60.6	61.0

Gross profit	39.0%	39.4%	39.0%
Operating expenses:
Selling, general and administrative	34.6	34.4	33.8
Research and development	7.2	8.9	7.5
Amortization of intangible assets	0.3	0.5	0.6
Change in fair value of contingent consideration	—	—	0.0
Loss on impairment of goodwill	2.3	—	—

Total operating expenses	44.4	43.8	41.9

Operating loss	(5.4)	(4.4)	(2.9)
Non-operating income (expense):
Other (expense) income, net	(0.0)	0.0	(0.0)
Interest income, net	0.0	0.0	0.0

Loss from continuing operations before income taxes	(5.4)	(4.4)	(2.9)
Benefit (provision) for income taxes	0.0	(11.7)	1.1

Loss from continuing operations	(5.4)	(16.1)	(1.8)
Gain on sale of discontinued operation, net of tax	0.4	0.3	0.3

Net loss	(5.0)%	(15.8)%	(1.5)%

Analysis of Fiscal 2017, Fiscal 2016 and Fiscal 2015 Results of Operations

        Total Revenues.    Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments. The following table's present details of total revenues for Fiscal 2017 compared to Fiscal 2016, and Fiscal 2016 compared to Fiscal 2015:

	Year Ended March 31,
			$ Increase	% Change
	2017	2016
	(In thousands, except percentages)
Total revenues	$95,982	$77,748	$18,234	23.5%

	Year Ended March 31,
			$ Increase	% Change
	2016	2015
	(in thousands, except percentages)
Total revenues	$77,748	$72,251	$5,497	7.6%

        Total revenues for Fiscal 2017 increased approximately 23.5% to $96.0 million, compared to $77.7 million in Fiscal 2016, due primarily to increases of approximately 45% in Transportation Systems revenues, approximately 5% in Roadway Sensors revenues, and approximately 34% in Agriculture and Weather Analytics revenues.

        Total revenues for Fiscal 2016 increased approximately 7.6% to $77.7 million, compared to $72.3 million in Fiscal 2015, due primarily to an increase of approximately 11% in Roadway Sensors revenues and approximately 7% in Transportation Systems revenues. The increases in revenues were partially offset by a decrease of approximately 8% in Agriculture and Weather Analytics revenues in Fiscal 2016.

        Roadway Sensors revenues in Fiscal 2017 increased approximately 5% compared to Fiscal 2016, primarily due to higher unit sales of our legacy Roadway Sensors products, slightly offset by a decrease in our distribution of certain original equipment manufacturer ("OEM") products for the traffic intersection market. Revenue generated through the distribution of certain third party products was approximately $4.8 million and approximately $5.3 million for Fiscal 2017 and Fiscal 2016, respectively. Roadway Sensors revenues in Fiscal 2016 increased approximately 11% compared to Fiscal 2015, primarily due to higher unit sales of our legacy Roadway Sensors products, and to a lesser extent, due to increases in our distribution of certain original equipment manufacturer ("OEM") products for the traffic intersection market. Revenue generated through the distribution of certain third party products was approximately $5.3 million and approximately $5.0 million for Fiscal 2016 and Fiscal 2015, respectively. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

        Transportation Systems revenues in Fiscal 2017 increased approximately 45% compared to Fiscal 2016, primarily as a result of one large contract win during the fourth quarter of Fiscal 2017 and two large contract wins during the third quarter of Fiscal 2016, which was a key contributor to positively impacting revenue growth in Fiscal 2017, as well as timing of backlog fulfilment on certain other projects. Transportation Systems revenues in Fiscal 2016 increased approximately 7% compared to Fiscal 2015, primarily as a result of two large contract wins during the third quarter of Fiscal 2016, which positively impacted revenue growth in our fourth quarter of Fiscal 2016, as well as timing of backlog fulfilment on certain other projects. While one of the aforementioned large contracts is expected to be near completion by the second quarter of our fiscal year ending March 31, 2018, we plan to continue to pursue larger contracts that may contain significant sub-consulting content. While we believe larger contacts will contribute to overall revenue growth, the mix of sub-consulting content will likely affect the related gross profit from period to period, as revenues derived from sub-consultants generally have lower gross margins than revenues generated by our professional services.

        Agriculture and Weather Analytics revenues in Fiscal 2017 increased approximately 34% compared to Fiscal 2016, primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2017. Agriculture and Weather Analytics revenues in Fiscal 2016 increased approximately 8% compared to Fiscal 2015, primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2016. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and applications.

        Gross Profit.    The following tables present details of our gross profit for Fiscal 2017 compared to Fiscal 2016, and Fiscal 2016 compared to Fiscal 2015:

	Year Ended March 31,
			$ Increase	% Change
	2017	2016
	(In thousands, except percentages)
Gross profit	$37,402	$30,669	$6,733	22.0%
Gross profit as a % of total revenues	39.0%	39.4%

	Year Ended March 31,
			$ Increase	% Change
	2016	2015
	(in thousands, except percentages)
Gross profit	$30,669	$28,182	$2,487	8.8%
Gross profit as a % of total revenues	39.4%	39.0%

        Our total gross profit as a percentage of total revenues for Fiscal 2017 decreased approximately 40 basis points compared to Fiscal 2016 primarily due to higher revenues derived from our Transportation Systems segment, which has generally experienced lower gross profits than our other segments and which increased to approximately 51.3% of our total revenues for Fiscal 2017, as compared to 43.9% for Fiscal 2016. Transportations Systems revenues generally carry lower gross margins than Roadway Sensors and Agriculture and Weather Analytics revenues. Therefore, the increase in Transportation Systems revenues, as a percentage of our overall revenue mix, decreased our overall margin.

        Our total gross profit as a percentage of total revenues for Fiscal 2016 increased approximately 40 basis points compared to Fiscal 2015 primarily due to higher revenues derived from our Roadway Sensors segment, which has generally experienced higher gross profits than our other segments and which increased to approximately 51.8% of our total revenues for Fiscal 2016, as compared to 50.3% for Fiscal 2015. Roadway Sensors revenues generally carry higher gross margins than Transportation Systems and Agriculture and Weather Analytics revenues. Therefore, the increase in Roadway Sensors revenues had a positive impact on our overall margin. The increase in gross profit as a percentage of total revenues was also attributable to an increase in Transportation Systems gross profit percentage, primarily due to timing of revenue recognition on certain projects and an increase in the percentage of revenue generated by internal labor compared to revenue generated by our sub-consultants, which typically generates lower profit margins.

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

  Selling, General and Administrative Expense

        The following table presents selling, general and administrative expense for Fiscal 2017 and Fiscal 2016:

	Year Ended March 31,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues	$ Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$23,025	24.0%	$18,546	23.9%	$4,479	24.2%
Facilities, insurance and supplies	3,233	3.4	2,727	3.5	506	18.6
Travel and conferences	2,503	2.6	2,136	2.7	367	17.2
Professional and outside services	4,407	4.6	2,658	3.4	1,749	65.8
Other	145	0.2	779	1.0	(634)	(81.4)

Selling, general and administrative	$33,313	34.8%	$26,846	34.5%	$6,467	24.1

        The overall increase in selling, general and administrative expense for Fiscal 2017, as compared to Fiscal 2016, was primarily due to planned headcount increases in corporate headquarters general and administrative positions, as well as planned investments in Agriculture and Weather Analytics sales and marketing, including an increase in the salesforce headcount, which resulted in higher salary and personnel-related costs. The increases in general and administrative expense were also due to legal costs incurred to reach a proxy contest settlement during our second quarter of Fiscal 2017 and legal costs incurred for the recent stockholder litigation (refer to Note 9 of Notes to Consolidated Financial Statements). The increases in general and administrative were also attributable to additional costs for internal control framework to comply with Sarbanes-Oxley standards as an accelerated filer. These increases were partially offset by a reversal of certain bad debt reserves that were placed on specific accounts receivable that were collected during Fiscal 2017.

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

        The overall increase in selling, general and administrative expense for Fiscal 2016, as compared to Fiscal 2015, was primarily due to planned investments in Agriculture and Weather Analytics sales and marketing, including an increase in the salesforce headcount, as well as increased headcount in general and administrative positions, which resulted in higher salary and personnel-related costs. The overall increase for Fiscal 2016 was also attributable to certain transition costs relating to the Company's previous CEO and interim CEO. These increases in sales, marketing, general and administrative expenses were offset by decreases in professional and outside services for audit fees incurred during Fiscal 2015 in connection with the audit of our financial statements for Fiscal 2014. As previously disclosed, the Company delayed its Fiscal 2014 earnings release and the filing of its Annual Report on Form 10-K for Fiscal 2014 until September 3, 2014, due to additional procedures performed by its auditors related to contract revenue testing. As a result of these additional procedures and related delays, we incurred an increase of approximately $940,000 in audit fees during the first and second quarters of Fiscal 2015. We also incurred an increase of approximately $175,000 in service fees for the review of our Fiscal 2015 quarters. In addition, in Fiscal 2015, we incurred approximately $770,000 of outside professional consulting costs to assist with the completion of the Fiscal 2014 annual audit and the Fiscal 2015 quarterly reviews.

  Research and Development Expense.

        The following table presents research and development expense for Fiscal 2017 and Fiscal 2016:

	Year Ended March 31,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues	$ Increase (Decrease)	% Change
	(In thousands, except percentages)
Salary and personnel-related	$3,949	4.1%	$3,325	4.3%	$624	18.8%
Facilities, development and supplies	2,278	2.4	2,404	3.1	(126)	(5.2)
Other	650	0.7	1,204	1.5	(554)	(46.0)

Research and development	$6,877	7.2%	$6,933	8.9%	$(56)	(0.8)

        Research and development expense for Fiscal 2017 compared to Fiscal 2016, was relatively consistent as the Company continues to invest in research, discovery, and development.

        In the Agriculture and Weather Analytics segment, we continued to invest in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the precision agriculture technology markets. We successfully released generally available versions of a set of ClearAg products during the first half of Fiscal 2016, as well as our iOS Mobile Application that launched in our fourth quarter of Fiscal 2016. We also released a number of generally available advisory applications during Fiscal 2017, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our Agriculture and Weather Analytics segment to enhance the ClearAg and ClearPath Weather solutions. This continued investment may result in increases in research and development costs in future periods.

        The following table presents research and development expense for Fiscal 2016 and Fiscal 2015:

	Year Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues	$ Increase	% Change
	(In thousands, except percentages)
Salary and personnel-related	$3,325	4.3%	$2,674	3.7%	$651	24.3%
Facilities, development and supplies	2,404	3.1	1,543	2.1	861	55.8
Other	1,204	1.5	1,179	1.6	25	2.1

Research and development	$6,933	8.9%	$5,396	7.5%	$1,537	28.5

        The overall increase in research and development expense for Fiscal 2016 compared to Fiscal 2015, was primarily due to an increase in headcount, which resulted in higher salary and personnel-related costs. The increases were also attributable to research costs for certain software and application developments in the Agriculture and Weather Analytics segment and investments in securing intellectual property rights.

  Impairment of Goodwill

        Based on our goodwill impairment testing for Fiscal 2017, we determined the fair value of the Agriculture and Weather Analytics reporting unit was less than its carrying amount and resulted in approximately $2.2 million impairment charge in the consolidated result of operations. We also determined our Roadway Sensors and Transportation Systems reporting units had no impairment, as their estimated fair values exceeded their respective carrying values. Based on our goodwill impairment testing for Fiscal 2016 and 2015, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of such fiscal years. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

  Interest Income (Expense), Net

        Net interest income was approximately $13,000 in Fiscal 2017. Net interest expense was approximately $12,000 and $6,000 in Fiscal 2016 and Fiscal 2015, respectively.

  Income Taxes

        The following table presents our (benefit) provision for income taxes for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Year Ended March 31,
	2017	2016	2015
	(In thousands, except percentages)
(Benefit) provision for income taxes	$(44)	$9,079	$(816)

Effective tax rate	0.8%	(262.6)%	39.0%

        For Fiscal 2017, the difference between the statutory and the effective tax rate is primarily attributable to the valuation allowance maintained against our deferred tax assets.

        For Fiscal 2016, the difference between the statutory and the effective tax rate was primarily attributable to the recording of a valuation allowance against our deferred tax assets.

        For Fiscal 2015, the difference between the statutory and the effective tax rate was primarily attributable to state income taxes. Additionally, the effective tax rate for Fiscal 2015 was favorably impacted by the recognition of approximately $233,000 of tax credits, partially offset by permanent non-deductible tax items, including share-based payments and other permanent differences amounting to approximately $156,000.

        In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2015, the Company had generated a cumulative pre-tax loss over the trailing three years. As such, we considered it appropriate to record a valuation allowance of approximately $10.1 million in our third quarter of Fiscal 2016 against our deferred tax assets. We continuously reassess the appropriateness of maintaining a valuation allowance.

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

        At March 31, 2017, we had $5.6 million of federal net operating loss carryforwards and $1.4 million of state net operating loss carryforwards that begin to expire in 2022 and 2031, respectively. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.

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

        At March 31, 2017, we had $22.7 million in working capital, which included $18.2 million in cash and cash equivalents and reflected no borrowings on our line of credit, which expired on October 1, 2016 and was not renewed. This compares to working capital of $24.3 million at March 31, 2016, which included no borrowings on our line of credit and $16.0 million in cash and cash equivalents.

        The following table summarizes our cash flows for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,903	$(4,110)	$3,577
Investing activities	(1,343)	(978)	(844)
Financing activities	612	(844)	(1,186)

        Operating Activities.    Cash provided by our operations during Fiscal 2017 was primarily the result of approximately $3.6 million of working capital provided and offset by our net loss of approximately $4.8 million, adjusted by approximately $4.2 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations, loss on disposal of equipment and loss on impairment of goodwill.

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

        Cash provided by our operations in Fiscal 2015 was primarily the result of approximately $4.6 million provided by improvements in our accounts receivables, unbilled accounts receivable and deferred revenue, net, and accounts payable and accrued expenses. Cash provided by operations was also attributable to approximately $1.5 million of non-cash items for depreciation, amortization and stock-based compensation expense. This was offset by a decrease of approximately $0.5 million used in working capital for inventories.

        Investing Activities.    Cash used in our investing activities during Fiscal 2017 consisted of approximately $1.2 million of capitalized software development in the Agriculture and Weather Analytics and Roadway Sensors business segments related to ClearAg assets and VantageLive! development, respectively, and approximately $668,000 for purchases of property and equipment, primarily related to computers and related equipment which were offset by approximately $495,000 in proceeds from the sale of the Vehicle Sensors segment.

        Cash used in our investing activities during Fiscal 2016 consisted of approximately $856,000 for purchases of property and equipment, primarily related to computers and related equipment and approximately $490,000 of capitalized software development in the Agriculture and Weather Analytics business segment related to ClearAg assets, which were offset by approximately $368,000 in proceeds from the sale of the Vehicle Sensors segment.

        Cash used in our investing activities during Fiscal 2015 consisted of approximately $986,000 for purchases of property and equipment, primarily related to leasehold improvements on our headquarters facility, which was offset by approximately $142,000 in proceeds from the sale of the Vehicle Sensors segment.

        Financing Activities.    Net cash provided by financing activities during Fiscal 2017 was primarily the result of approximately $612,000 of cash proceeds received from the exercises of stock options.

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

  Borrowings

        We previously had a $12.0 million revolving line of credit with California Bank & Trust ("CB&T"), which expired on October 1, 2016. We were obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit during the preceding month. We chose not to renew our line of credit as we do not foresee a need to utilize credit within the next twelve months, and we will avoid paying an unused line fee.

Off-Balance Sheet Arrangements

        Other than our operating leases, which are further described at Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we do not have any other material off-balance sheet arrangements at March 31, 2017.

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

        (b)   Changes in internal control.    There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2017. The effectiveness of our internal control over financial reporting as of March 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)   Identification of Directors.    The information under the caption "Election of Directors," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

        (b)   Identification of Executive Officers.    The information under the caption "Executive Compensation and Other Information—Executive Officers," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

        (c)   Compliance with Section 16(a) of the Exchange Act.    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

        (d)   Corporate Governance.    The information under the caption "Corporate Governance," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

        (e)   Audit Committee.    The information under the caption "Board Meetings and Committees—Audit Committee," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation and Other Information," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions "Equity Compensation Plans" and "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information under the captions "Corporate Governance—Director Independence" and "Certain Transactions," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information under the caption "Fees Paid to Independent Registered Public Accounting Firm," appearing in our proxy statement for the 2017 Annual Meeting of Stockholders, is incorporated herein by reference.

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

Dated: June 13, 2017	ITERIS, INC. (Registrant)
	By	/s/ JOE BERGERA JOE BERGERA Chief Executive Officer (Principal Executive Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA Joe Bergera	Director, President and Chief Executive Officer (principal executive officer)	June 13, 2017
/s/ ANDREW C. SCHMIDT Andrew C. Schmidt	Chief Financial Officer (principal financial and accounting officer)	June 13, 2017
/s/ THOMAS L. THOMAS Thomas L. Thomas	Chairman of the Board	June 13, 2017
/s/ D. KYLE CERMINARA D. Kyle Cerminara	Director	June 13, 2017

Signature	Title	Date

/s/ KEVIN C. DALY Kevin C. Daly, Ph.D	Director	June 13, 2017
/s/ GERARD M. MOONEY Gerard M. Mooney	Director	June 13, 2017
/s/ MIKEL WILLIAMS Mikel Williams	Director	June 13, 2017
/s/ SCOTT E. DEETER Scott E. Deeter	Director	June 13, 2017

Iteris, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Iteris, Inc.

        We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiary (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2017 and 2016. We also have audited the Company's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. The consolidated financial statements of the Company for the year ended March 31, 2015 were audited by other auditors whose report, dated June 17, 2015, expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iteris, Inc. and subsidiary as of March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP Costa Mesa, California June 13, 2017

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Iteris, Inc.

        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2015, of Iteris, Inc. and subsidiaries (the Company) (collectively, the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Iteris, Inc. and subsidiaries and their cash flows for the year ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP Irvine, California June 17, 2015

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$18,201	$16,029
Trade accounts receivable, net of allowance for doubtful accounts of $389 and $714 at March 31, 2017 and March 31, 2016, respectively	14,299	13,241
Unbilled accounts receivable	6,456	5,250
Inventories	2,250	3,153
Prepaid expenses and other current assets	2,108	1,505

Total current assets	43,314	39,178
Property and equipment, net	2,064	2,139
Intangible assets, net	1,498	951
Goodwill	15,150	17,318
Other assets	319	434

Total assets	$62,345	$60,020

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$7,886	$5,469
Accrued payroll and related expenses	6,443	5,719
Accrued liabilities	2,201	1,445
Deferred revenue	4,049	2,294

Total current liabilities	20,579	14,927
Deferred rent	649	750
Deferred income taxes	707	685
Unrecognized tax benefits	186	196
Total liabilities	22,121	16,558
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2017 and March 31, 2016 Issued and outstanding shares—32,488 at March 31, 2017 and 32,048 at March 31, 2016	3,249	3,205
Additional paid-in capital	136,968	135,424
Accumulated deficit	(99,993)	(95,167)

Total stockholders' equity	40,224	43,462

Total liabilities and stockholders' equity	$62,345	$60,020

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2017	2016	2015
Total revenues	$95,982	$77,748	$72,251
Cost of revenues	58,580	47,079	44,069

Gross profit	37,402	30,669	28,182
Operating expenses:
Selling, general and administrative	33,313	26,846	24,425
Research and development	6,877	6,933	5,396
Amortization of intangible assets	281	360	431
Change in fair value of contingent consideration	—	—	9
Loss on impairment of goodwill	2,168	—	—

Total operating expenses	42,639	34,139	30,261

Operating loss	(5,237)	(3,470)	(2,079)
Non-operating income (expense):
Other (expense) income, net	(7)	2	(20)
Interest income, net	13	12	6

Loss from continuing operations before income taxes	(5,231)	(3,456)	(2,093)
Benefit (provision) for income taxes	44	(9,079)	816

Loss from continuing operations	(5,187)	(12,535)	(1,277)
Gain on sale of discontinued operation, net of tax	361	214	207

Net loss	$(4,826)	$(12,321)	$(1,070)

Loss per share from continuing operations—basic and diluted	$(0.16)	$(0.39)	$(0.04)

Gain per share from sale of discontinued operation—basic and diluted	$0.01	$0.01	$0.01

Net loss per share—basic and diluted	$(0.15)	$(0.38)	$(0.03)

Shares used in basic per share calculations	32,174	32,049	32,595

Shares used in diluted per share calculations	32,174	32,049	32,595

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2014	32,788	$3,280	$135,986	$(81,776)	$57,490
Stock option exercises	24	2	31	—	33
Stock-based compensation	—	—	398	—	398
Issuance of shares pursuant to vesting of restricted stock units	72	7	(27)	—	(20)
Repurchases of common stock	(473)	(47)	(816)	—	(863)
Net loss	—	—	—	(1,070)	(1,070)

Balance at March 31, 2015	32,411	3,242	135,572	(82,846)	55,968
Stock option exercises	243	24	359	—	383
Stock-based compensation	—	—	659	—	659
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	50	5	(37)	—	(32)
Repurchases of common stock	(656)	(66)	(1,129)	—	(1,195)
Net loss				(12,321)	(12,321)

Balance at March 31, 2016	32,048	3,205	135,424	(95,167)	43,462
Stock option exercises	388	40	628	—	668
Stock-based compensation	—	—	976	—	976
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	52	4	(60)	—	(56)
Repurchases of common stock	—	—	—	—	—
Net loss				(4,826)	(4,826)

Balance at March 31, 2017	32,488	$3,249	$136,968	$(99,993)	$40,224

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(4,826)	$(12,321)	$(1,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	12	8,859	(749)
Depreciation of property and equipment	729	649	525
Stock-based compensation	976	659	398
Amortization of intangible assets	623	526	597
Change in fair value of contingent consideration	—	—	9
Gain on sale of discontinued operation, net of tax	(361)	(214)	(207)
Loss on disposal of equipment	14	58	17
Loss on impairment of goodwill	2,168	—	—
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(1,058)	(2,035)	1,143
Unbilled accounts receivable and deferred revenue, net	549	(239)	1,705
Inventories	903	(91)	(516)
Prepaid expenses and other assets	(408)	(407)	9
Accounts payable and accrued expenses	3,582	446	1,716

Net cash provided by (used in) operating activities	2,903	(4,110)	3,577
Cash flows from investing activities
Purchases of property and equipment	(668)	(856)	(986)
Capitalized software development costs	(1,170)	(490)	—
Net proceeds from sale of business segment	495	368	142

Net cash used in investing activities	(1,343)	(978)	(844)
Cash flows from financing activities
Deferred payment for prior business combination	—	—	(336)
Repurchases of common stock	—	(1,195)	(863)
Proceeds from stock option exercises	668	383	33
Tax withholding payments for net share settlements of restricted stock units	(56)	(32)	(20)

Net cash provided by (used in) financing activities	612	(844)	(1,186)

Increase (decrease) in cash and cash equivalents	2,172	(5,932)	1,547
Cash and cash equivalents at beginning of period	16,029	21,961	20,414

Cash and cash equivalents at end of period	$18,201	$16,029	$21,961

Supplemental cash flow information:
Cash paid during the year for:
Interest	$14	$18	$30
Income taxes	166	177	141
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	5	5	7
Landlord contribution for tenant improvements	—	—	328

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Iteris, Inc. (referred to collectively with its subsidiary in these consolidated financial statements as "Iteris," the "Company," "we," "our" and "us") is a provider of intelligent information solutions for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that reduce traffic congestion, provide measurement, management and predictive traffic and weather analytics, and improve the safety of surface transportation systems infrastructure. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems ("ITS") solutions to customers throughout the U.S. and internationally. In the agribusiness markets, we have combined our intellectual property with enhanced soil, land surface and agronomy modeling techniques to create a set of ClearAg solutions. These solutions provide analytical software solutions to large and small enterprises in the global agriculture market. We continue to make significant investments to leverage our existing technologies and further expand our software-based information systems to offer solutions to the precision agriculture technology markets. Iteris was incorporated in Delaware in 1987.

        In March 2017, our subsidiary, Iteris Michigan LLC, was dissolved as a legal entity and ceased operating as a wholly-owned subsidiary of the Company.

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

March 31, 2017

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

        Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. Certain Agriculture and Weather Analytics revenues are also derived from long-term contracts with governmental agencies, as well as contracts with commercial companies. Agriculture and Weather Analytics revenues that are derived from contracts with commercial companies are from subscription revenue that we typically invoice our customers at the beginning of the term, in multiyear, annual, semi-annual or quarterly installments and revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Any anticipated losses on contracts are charged to earnings when identified. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues, and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues, when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost plus fixed fee or time and materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

        We recognize revenue from the sale of deliverables that are part of a multiple element arrangement in accordance with applicable accounting guidance that establishes a relative selling price hierarchy permitting the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor specific objective evidence ("VSOE") nor third party evidence ("TPE") of fair value is available for that deliverable. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in a multiple element arrangement, we are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) that has stand-alone value based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on our estimated selling prices.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Unbilled Accounts Receivable

        Unbilled accounts receivable in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements, including approximately $362,000 of costs and estimated earnings in excess of billings on uncompleted contracts accounted for under Financial Accounting Standards Board ("FASB") Accountind Standards Codification ("ASC") 605-35, Construction-Type and Production-Type Contracts. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month's costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project.

Deferred Revenue

        Deferred revenue in the accompanying consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves, including approximately $798,000 of billings in excess of costs and estimated earnings on uncompleted contracts accounted for under FASB ASC 605-35. The unearned amounts are expected to be earned within the next twelve months.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        We have historically had a diverse customer base. For the fiscal year ended March 31, 2017 ("Fiscal 2017"), one individual customer represented greater than 10% of our total revenues. For the fiscal year ended March 31, 2016 ("Fiscal 2016") and the fiscal year ended March 31, 2015 ("Fiscal 2015"), no individual customer represented more than 10% of our total revenues.

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

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets were $2.1 million as of March 31, 2017 and $1.5 million as of March 31, 2016 and included approximately $535,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to be released during 2017.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Goodwill and Long-Lived Assets

        We evaluate goodwill on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist. We have determined that our reporting units for purposes of testing for goodwill impairment are identical to our reportable segments for financial reporting purposes. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a goodwill impairment test. The impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies.

        In Fiscal 2017, we adopted the provisions issued by the FASB that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of March 31, 2017, we determined the carrying amount of the goodwill in the Agriculture and Weather Analytics reporting unit exceeded it's implied fair value, and as a result, recognized an approximate $2.2 million impairment loss in the accompanying consolidated financial statements. We also determinted that no adjustments to the carrying value of its goodwill and intangible assets were required in the Roadway Sensors and Transportation Systems reporting units.

        We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of March 31, 2017, there was no impairment to our long-lived and intangible assets.

Income Taxes

        We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, we determined it was appropriate to record a valuation allowance of approximately $10.1 million in the third quarter of our Fiscal 2016 against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

        Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Advertising Expenses

        Advertising costs are expensed in the period incurred and totaled $146,000, $164,000 and $134,000 in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes principles for reporting revenue and cash flows arising from an entity's contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We anticipate that these standards will have an impact on our consolidated financial statements and we are still evaluating the significance of the impact.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies (Continued)

permitted. We early adopted ASU 2015-17, prospectively, in our fourth quarter of Fiscal 2016, which did not have a material impact on our consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). The pronouncement requires an entity to recognize assets and liabilities for the rights and obligations created by leases on the entity's balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity's leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

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

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of ASU 2016-15 on our consolidated financial statements.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-18 on our consolidated financial statements.

        In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements ("ASU 2016-19"), which clarifies guidance, corrects errors and makes minor improvements affecting a variety of topics in the ASC. The new standard is effective upon issuance (December 14, 2016) for amendments that do not have transition guidance, with all other amendments effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2016-19 on our consolidated financial statements.

        In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20"), which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies (Continued)

disclosures. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-20 on our consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), eliminating the second step of the goodwill impairment test, and eliminating the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We chose to early adopt ASU 2017-04 in our fourth quarter of Fiscal 2017, which had an impact on our consolidated financial statements, as we recognized a goodwill impairment loss in our Agriculture and Weather Analytics reporting unit.

2. Supplementary Financial Information

Inventories

        The following table presents details regarding our inventories:

	March 31,
	2017	2016
	(In thousands)
Materials and supplies	$887	$1,754
Work in process	298	217
Finished goods	1,065	1,182

	$2,250	$3,153

Property and Equipment, net

        The following table presents details of our property and equipment, net:

	March 31,
	2017	2016
	(In thousands)
Equipment	$7,078	$6,530
Leasehold improvements	2,494	2,463
Accumulated depreciation	(7,508)	(6,854)

	$2,064	$2,139

        Depreciation expense was approximately $729,000, $649,000 and $525,000 in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Approximately $269,000, $252,000 and $225,000 of the depreciation expense was recorded to cost of revenues, and approximately $460,000, $397,000 and $300,000 was recorded to operating expenses Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, in the consolidated statement of operations.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

2. Supplementary Financial Information (Continued)

Intangible Assets

        The following table presents details regarding our intangible assets:

	March 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	$1,856	$(1,828)	$1,856	$(1,708)
Customer contracts / relationships	750	(726)	750	(622)
Trade names and non-compete agreements	1,110	(1,066)	1,110	(1,008)
Capitalized software development costs	2,158	(756)	988	(415)

Total	$5,874	$(4,376)	$4,704	$(3,753)

        Amortization expense for intangible assets subject to amortization was approximately $623,000, $526,000 and $597,000 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Approximately $342,000, $166,000 and $166,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $281,000, $360,000 and $431,000 was recorded to amortization expense for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, in the consolidated statement of operations.

        We do not have any intangible assets with indefinite useful lives. As of March 31, 2017, the future estimated amortization expense of approximately $1.5 million is associated with our Agriculture and Weather Analytics and Roadway Sensors business segments, as follows:

Year Ending March 31, (In thousands)
2018	$650
2019	571
2020	277

$1,498

        Refer to Note 4 for additional information regarding intangible assets acquired during the last three fiscal years.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

2. Supplementary Financial Information (Continued)

Goodwill

        The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2015, Fiscal 2016 and Fiscal 2017:

	Roadway Sensors	Transportation Systems	Ag & Weather Analytics	Total
	(In thousands)
Balance—March 31, 2015
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$6,936	$2,168	$17,318

Balance—March 31, 2016
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	8,214	6,936	2,168	17,318

Balance—March 31, 2017
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	$8,214	$6,936	$—	$15,150

Warranty Reserve Activity

        The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of fiscal year	$193	$181	$184
Additions charged to cost of sales	382	236	134
Warranty claims	(297)	(224)	(137)

Balance at end of fiscal year	$278	$193	$181

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

2. Supplementary Financial Information (Continued)

Earnings Per Share

        The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(5,187)	$(12,535)	$(1,277)

Denominator:
Weighted average common shares used in basic computation	32,174	32,049	32,595
Dilutive stock options	—	—	—
Dilutive restricted stock units	—	—	—
Dilutive warrants	—	—	—

Weighted average common shares used in diluted computation	32,174	32,049	32,595

Loss from continuing operations per share:
Basic	$(0.16)	$(0.39)	$(0.04)

Diluted	$(0.16)	$(0.39)	$(0.04)

        The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss per share from continuing operations as their effect would have been anti-dilutive:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Stock options	3,491	3,220	2,252
Restricted stock units	179	186	198

3. Sale of Vehicle Sensors

        On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale, through March 31, 2017, we received

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

3. Sale of Vehicle Sensors (Continued)

approximately $2.1 million in connection with royalty-related earn-outs provisions for a total of $17.4 million in cash from the asset sale.

        In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the fiscal year ended March 31, 2017, 2016 and 2015, we recorded a gain on sale of discontinued operation of approximately $361,000, $214,000 and $207,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement.

4. Acquisitions

Berkeley Transportation Systems, Inc.

        In the fiscal year ended March 31, 2012 ("Fiscal 2012"), we acquired all of the outstanding capital stock of Berkeley Transportation Systems, Inc. ("BTS"). BTS was a privately-held company based in Berkeley, California, which specialized in transportation performance measurement. BTS' Performance Measurement System leverages its real-time data collection, diagnostic, fusion and warehousing platform to aggregate and compute performance measures. This information is used to analyze how a transportation system is performing based on pre-determined measures of effectiveness such as stops, delays and travel time. Our primary reasons for the acquisition were to add key technologies to complement our iPeMS solutions and strengthen our performance measurement and management initiative as a whole.

        Our consolidated financial statements for Fiscal 2017, Fiscal 2016 and Fiscal 2015 include the results of operations of BTS. On or shortly after the acquisition date, we paid a total of approximately $840,000 in cash to the shareholders of BTS. On December 17, 2012, the Company entered into an amendment to the BTS stock purchase agreement, which modified certain earn out provisions, and as a result, the Company paid $700,000 in cash to the former BTS shareholders for achievement of those modified earn-out provisions in our fourth quarter of the fiscal year ended March 31, 2013 ("Fiscal 2013"). The amendment did not have a material impact on previous estimated amounts accrued in connection with the earn-out provisions. This payment completed the Company's obligation under the earn- out provisions of the agreement. During the third quarter of the fiscal year ended March 31, 2014 ("Fiscal 2014"), the Company paid $250,000 pursuant to certain holdback provisions. Additionally, the Company paid the BTS shareholders approximately $336,000 in November 2014 pursuant to certain deferred payment provisions. These payments completed all of the Company's obligations under the purchase agreement.

5. Impairment of Goodwill

        As discussed in Note 1, goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.

        Based on our goodwill impairment testing for Fiscal 2017, we believe the carrying value of our goodwill in our Agriculture and Weather Analytic reporting unit was impaired as of March 31, 2017, and resulted in approximately $2.2 million impairment charge. We also determined our Roadway Sensors and Transportation Systems reporting units were not impaired as of March 31, 2017. Based on our goodwill impairment testing for Fiscal 2016 and 2015, we believe the carrying value of our goodwill

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

5. Impairment of Goodwill (Continued)

was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of such fiscal years. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

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

        We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2017 or 2016. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. In Fiscal 2017, Level 3 inputs were used to evaluate the fair value of our goodwill in our three reporting units. As a result of our impairment testing, we recorded an adjustment for impairment of approximately $2.2 million in our Agriculture and Weather Analytics reporting unit. No other non- financial assets were measured at fair value during the fiscal years ended March 31, 2017, 2016, and 2015.

7. Credit Facility

        We had a $12.0 million revolving line of credit with California Bank & Trust ("CB&T"), which expired on October 1, 2016. We chose not to renew our line of credit as we do not foresee a need to utilize credit within the next twelve months. As of March 31, 2016, no amounts were outstanding under the credit facility with CB&T.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

8. Income Taxes

        The components of current and deferred federal and state income tax (benefits) provision are as follows:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Current income tax provision:
Federal	$71	$170	$3
State	62	50	49
Deferred income tax provision (benefit):
Federal	(166)	8,289	(655)
State	(11)	570	(213)

Net income tax (benefit) provision	$(44)	$9,079	$(816)

        The components of income tax (benefit) expense consist of the following:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Current income tax expense	$133	$220	$52
Deferred income tax expense (benefit)	1,061	1,232	(781)
Benefit of operating loss carryforwards	(1,238)	(1,316)	(87)
Recording of valuation allowance	—	8,943	—

Net income tax (benefit) provision	$(44)	$9,079	$(816)

        The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
(Benefit) for income taxes at statutory rates	$(1,778)	$(1,175)	$(712)
State income taxes net of federal benefit	(124)	(184)	(108)
Impairment charges	737	—	—
Tax credits	(125)	(258)	(148)
Change in fair value of contingent acquisition consideration	—	—	3
Compensation charges	29	91	88
Change in valuation allowance	1,148	10,557	—
Other	69	48	61

(Benefit) provision for income taxes	$(44)	$9,079	$(816)

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

8. Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating losses	$830	$2,468
Capitalized R&D	5,003	3,557
Credit carry forwards	2,387	2,130
Deferred compensation and payroll	2,064	1,306
Bad debt allowance and other reserves	820	665
Deferred rent	313	335
Property and equipment	521	—
Other, net	255	242

Total deferred tax assets	12,193	10,703
Valuation allowance	(11,726)	(10,561)

Total deferred tax assets, net of valuation allowance	467	142

Deferred tax liabilities:
Property and equipment	—	(71)
Acquired intangibles	(467)	(71)
Goodwill	(707)	(685)

Total deferred tax liabilities	(1,174)	(827)

Net deferred tax liabilities	$(707)	$(685)

        At March 31, 2017, we had $1.1 million in federal alternative minimum tax credit carryforwards that can be carried forward indefinitely, and $922,000 in federal research credits that begin to expire in 2031. We also had $555,000 in state tax credits that begin to expire in 2023. We had $5.6 million of federal net operating loss carryforwards at March 31, 2017 that begin to expire in 2022. We also had $1.4 million of state net operating loss carryforwards at March 31, 2017 that begin to expire in 2031.

        Our deferred tax assets at March 31, 2017 do not include approximately $1.1 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders' equity will be increased.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

8. Income Taxes (Continued)

Unrecognized Tax Benefits

        As of March 31, 2017 and 2016, our gross unrecognized tax benefits were $426,000 and $394,000, respectively, of which $286,000 and $251,000, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are $359,000 and $328,000, respectively.

        We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2017 and 2016, we had accrued cumulatively $46,000 and $52,000, respectively, for the payment of potential interest and penalties. The total amount of interest and penalties recognized in the consolidated statements of operations for the fiscal years ended March 31, 2017 and 2016 was $(6,000) and $5,000, respectively.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$394	$319	$281
Increases for tax positions taken in prior years	18	22	14
Decreases for tax positions taken in prior years	(8)	—	(3)
Increases for tax positions taken in the current year	59	68	46
Lapse in statute of limitations	(37)	(15)	(19)

Gross unrecognized tax benefits at March 31	$426	$394	$319

        We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2014 or later, and state and local income tax examination for fiscal tax years ended March 31, 2013 or later. However, if NOL carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.

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

        On September 15, 2016, a stockholder class action and derivative action (captioned Ionni v. Bergera, et al., Case No. 16-cv00807-RGA) was filed in the United States District Court for the District

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

9. Commitments and Contingencies (Continued)

of Delaware (the "Court") against certain of the Company's current and former directors and officers (the "Individual Defendants") and the Company as a nominal defendant (together with the Individual Defendants, the "Defendants"). The complaint asserts claims for breach of fiduciary duty and unjust enrichment. Plaintiff contends that, in 2014 and 2015, the Individual Defendants caused the Company to issue purportedly false and misleading proxy statements in connection with the Company's annual meeting of stockholders in 2014 and 2015 (collectively, the "Proxy Statements"). In those Proxy Statements, the Company's stockholders were asked to approve amendments (the "Amendments") to increase the number of shares of the Company's common stock reserved for issuance under the Iteris, Inc. 2007 Omnibus Incentive Plan (the "2007 Plan"). Among other things, Plaintiff alleges that the Proxy Statements were materially false and misleading because they affirmatively represented that no person could receive more than 500,000 stock options or SARs under the 2007 Plan in any fiscal year (the "Share Limit") and failed to disclose that the Compensation Committee had the discretion to approve an annual grant to a 2007 Plan participant in excess of that amount. Plaintiff contends that, in voting to approve the Amendments, the Company's stockholders were not fully informed and, therefore, the Amendments were not valid. Plaintiff seeks rescission of any stock options granted pursuant to the Amendments, including the option to purchase up to 1,350,000 shares of the Company's common stock that was granted in September 2015 to Mr. Bergera (the "CEO Option") in connection with his appointment to serve as President and Chief Executive Officer of the Company.

        The Individual Defendants deny that they breached their fiduciary duties and the Company believes the Amendments were properly approved and that all of the options granted pursuant to the Amendments, including the CEO Option, were valid. Nonetheless, to eliminate the burden, expense and uncertainty of the litigation, on November 8, 2016, the parties entered into a Memorandum of Understanding ("MOU") setting forth their agreement in principle to resolve the litigation. In consideration for a release of claims and dismissal of this litigation with prejudice, the Company agreed to submit a proposal at its 2016 Annual Meeting of Stockholders seeking stockholder approval for that portion of the CEO Option that exceeds the Share Limit (i.e., the 850,000 options above the Share Limit (the "Excess Shares")). The Company submitted a proposal of the Excess Shares for approval by the Company stockholders at the 2016 Annual Meeting of Stockholders. On December 15, 2016, the Company's stockholders approved the Excess Shares.

        On April 28, 2017, the parties entered into a Stipulation of Settlement and Compromise (the "Stipulation") that provides for, among other things, a release of claims against Defendants. Under the Stipulation, Defendants agreed not to oppose any award of attorneys' fees and expenses to Plaintiff up to $215,000. On May 2, 2017, the parties filed a motion for preliminary approval of the settlement. On May 11, 2017, the Court issued an order requesting briefing from the parties regarding the scope of the proposed release in the settlement, and on May 22, 2017, Defendants and Plaintiff each filed a letter brief to the Court in response to the order. On June 2, 2017, the Court issued an Order granting the motion for preliminary approval, approving notice of the settlement, and scheduling a settlement approval hearing for September 8, 2017. We recorded an immaterial accrued liability for the settlement in the accompanying consolidated balance sheet as of March 31, 2017.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

9. Commitments and Contingencies (Continued)

Operating Leases

        In May 2007, we entered into an agreement to lease 52,000 square feet of office space in Santa Ana, California for a term of 88 months. In September 2007, we relocated our headquarters and principal operations into this space. The monthly lease rate was $102,000 during the first year of the lease and increased each year thereafter, to $120,000 per month during the last year of the lease. In February 2014, we entered into an amendment to the lease, which reduced our office space by approximately 11,000 square feet and changed the lease term to 96 months, commencing on April 1, 2014. The monthly lease rate is approximately $76,000 during the first year of the amended term and increases each year thereafter, up to a maximum of approximately $90,000 during the last year of the term. Additionally, the lease amendment provided for approximately $328,000 in incentives in the form of tenant improvement allowances, which we recorded as fixed assets and deferred rent in our consolidated balance sheet. The leasehold improvements were capitalized into fixed assets during Fiscal 2015 and will be depreciated over the estimated useful life of the improvements, or the term of the lease amendment, whichever is shorter. The corresponding deferred rent amount will reduce monthly rent expense over the term of the lease amendment. On January 23, 2017, we entered into an amendment to the lease, which added approximately 5,980 square feet and will expire after 60 months, commencing on April 1, 2017. The monthly lease rate is approximately $14,000 during the first year of the term and increase each year thereafter, up to a maximum of approximately $16,000 during the last year of the term. Additionally, the lease amendment provided for approximately $119,000 in incentives in the form of tenant improvement allowances.

        We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2017 were as follows:

Year Ending March 31, (In thousands)
2018	$1,906
2019	2,100
2020	1,872
2021	1,813
2022	1,725
Thereafter	288

$9,704

        Rent expense totaled approximately $1.7 million for each of Fiscal 2017, Fiscal 2016 and Fiscal 2015.

Related Party Transaction

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013. The amended and restated note bears

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

9. Commitments and Contingencies (Continued)

interest at a rate of 6% per annum, compounded annually, with accrued interest payable quarterly on the first business day of each calendar quarter. Maxxess continues to pay down the balance of this note by providing consulting services to Iteris, although we have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of March 31, 2017, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess' capital stock.

Inventory Purchase Commitments

        At March 31, 2017, we had firm commitments to purchase approximately $6.7 million of inventory, operating assets and other supplies, which are expected to occur primarily during the first and second quarters of the fiscal year ended March 31, 2018.

10. Stockholders' Equity

Preferred Stock

        Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2017 and 2016, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

10. Stockholders' Equity (Continued)

Common Stock Reserved for Future Issuance

        The following summarizes common stock reserved for future issuance at March 31, 2017:

Number of Shares
(In thousands)
Stock options outstanding	3,776
Restricted stock units outstanding	232
Authorized for future issuance under stock incentive plans	2,443

6,451

11. Employee Benefit Plans

Stock Incentive Plans

        In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the "2007 Plan"), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. In October 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares to a total of 3,950,000 shares. In September 2015, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,000,000 shares to a total of 4,950,000 shares. In December 2016, our stockholders approved the 2016 Omnibus Incentive Plan (the "2016 Plan") which allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs", cash incentive awards and other stock-based awards to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. Stock appreciation rights, restricted stock, RSUs and other stock-based awards are based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2016 Plan.

        We currently maintain both the 2007 Plan and the 2016 Plan. Of these plans, we may only grant future awards from the 2016 Plan. As of the 2016 Annual Meeting of Stockholders, no future shares could be granted under the 2007 Plan. At March 31, 2017, there were approximately 2.4 million shares

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

11. Employee Benefit Plans (Continued)

of common stock available for grant under the 2016 plan. As of March 31, 2017, options to purchase approximately 2,942,000 shares of common stock, as well as 93,000 RSUs, were outstanding under the 2007 Plan and options to purchase approximately 835,000 shares of common stock, as well as 139,000 RSUs, were outstanding under the 2016 Plan.

Stock Options

        A summary of activity in the Plans with respect to our stock options for Fiscal 2017 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2016	3,309	$2.07
Granted	905	4.81
Exercised	(388)	1.72
Forfeited	(37)	2.25
Expired	(13)	2.06

Options outstanding at March 31, 2017	3,776	$2.76	8.0	$10,115

Options exercisable at March 31, 2017	1,396	$1.99	6.4	$4,822

Vested and expected to vest at March 31, 2017	3,406	$2.66	7.8	$9,483

Options exercisable at March 31, 2017 pursuant to a change-in-control	3,776	$2.76	8.0	$10,115

Restricted Stock Units

        RSU awards are stock-based awards that entitle the holder to receive one share of our common stock for each RSU upon vesting. RSUs granted under the 2007 Plan vest at the rate of 25% on each of the first four anniversaries of the grant date provided that the holder remains in service (as defined by the 2007 Plan) as of the vesting date. RSUs granted under the 2016 Plan vest at varying terms between one and four anniversaries of the grant date provided that the holder remains in service (as defined by the 2016 Plan) as of the vesting date. The fair value per RSU is determined based on the closing market price of our common stock on the grant date.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

11. Employee Benefit Plans (Continued)

        A summary of activity with respect to our RSUs for Fiscal 2017 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2016	173	$2.00
Granted	141	4.98
Vested	(68)	1.93
Forfeited	(14)	2.05

RSUs outstanding at March 31, 2017	232	$3.84	1.8	$477

Expected to vest at March 31, 2017	180	$3.83	1.7	$377

Common stock issuable (for RSUs) at March 31, 2017 upon a change-in-control	232	$3.84	1.8	$477

Stock-Based Compensation

        The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Cost of revenues	$51	$42	$21
Selling, general and administrative expense	858	567	315
Research and development expense	67	50	62

Total stock-based compensation	$976	$659	$398

        At March 31, 2017, there was approximately $2.8 million and $700,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.8 years for stock options and 1.8 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

11. Employee Benefit Plans (Continued)

        The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2017	2016	2015
Expected life—years	6.5	7.2	7.7
Risk-free interest rate	2.2%	1.9%	2.0%
Expected volatility of common stock	40%	47%	50%
Dividend yield	—%	—%	—%

        A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$2.11	$1.19	$1.01
Intrinsic value of options exercised	$1,061	$135	$9

Employee Incentive Programs

        Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2017, 2016 and 2015.

        We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after three years of service. Our matching contributions under the 401(k) Plan were approximately $881,000, $716,000 and $495,000 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

12. Stock Repurchase Program

        In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors cancelled the initial stock repurchase program and the approximate $1.7 million of remaining funds, and approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

12. Stock Repurchase Program (Continued)

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

        For our fiscal year ended March 31, 2017, we did not repurchase any shares. For our fiscal year ended March 31, 2016 and 2015, we repurchased approximately 656,000 and 473,000 shares of our common stock, respectively. From inception of the program in August 2011 through March 31, 2017, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2017, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2017, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

13. Business Segments, Significant Customer and Geographic Information

Business Segments

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics (formerly known as Performance Analytics).

        The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market. These products primarily consist of various vehicle detection and information systemse used for traffic intersection control, communication and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, PedTrax, SmartSpan, Pegasus, Velocity, and P-series, products.

        The Transportation Systems segment includes transportation engineering and consulting services, and the development of transportation management and traveler information systems for the ITS industry. As of April 1, 2016, our performance measurement and information management solution, iPeMS, and related traffic analytic consulting services, previously included in Agriculture and Weather segment, were reassigned to the Transportation Systems segment to better align our traffic analytics capabilities, resources and initiatives. Prior segment information has been recast to reflect this change.

        The Agriculture and Weather Analytics segment includes ClearPath Weather, our road-maintenance applications, and ClearAg, our precision agriculture solutions. ClearPath Weather provides winter road maintenance recommendations for state agencies, municipalities and for commercial companies. Our ClearAg platform provides access to a comprehensive database of weather, soil and agronomic information combined with proprietary land-surface modeling and machine learning are essential to making informed agricultural decisions and is delivered through ClearAg solutions, including our ClearAg APIs and components, WeatherPlot mobile application, and ClearAg Insights applications.

        The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

13. Business Segments, Significant Customer and Geographic Information (Continued)

resources, marketing, compliance costs and certain administrative expenses, as well as interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers. Our Chief Executive Officer, who is our chief operating decision maker ("CODM"), reviews financial information at the operating segment level. Our CODM does not review assets by segment in his resource allocation, and therefore assets by segment are not disclosed below.

        Selected financial information for our reportable segments for the fiscal years ended March 31, 2017, 2016 and 2015 is as follows:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Year Ended March 31, 2017
Revenues	$42,170	$49,270	$4,542	$95,982
Depreciation	180	191	131	502
Loss on impairment of goodwill	—	—	2,168	2,168
Segment income (loss)	9,799	8,482	(9,557)	8,724
Year Ended March 31, 2016
Revenues	$40,259	$34,096	$3,393	$77,748
Depreciation	152	175	122	449
Segment income (loss)	8,401	4,170	(6,140)	6,431
Year Ended March 31, 2015
Revenues	$36,370	$32,832	$3,049	$72,251
Depreciation	119	151	106	376
Segment income (loss)	6,840	3,620	(2,822)	7,638

        The following table reconciles total segment income to consolidated income from continuing operations before income taxes:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Segment income:
Total income from reportable segments	$8,724	$6,431	$7,638
Unallocated amounts:
Corporate and other expenses	(13,680)	(9,541)	(9,277)
Amortization of intangible assets	(281)	(360)	(431)
Change in fair value of contingent acquisition consideration	—	—	(9)
Other (expense) income, net	(7)	2	(20)
Interest income, net	13	12	6

Loss from continuing operations before income taxes	$(5,231)	$(3,456)	$(2,093)

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

13. Business Segments, Significant Customer and Geographic Information (Continued)

Significant Customer and Geographic Information

        We currently have, and historically have had, a diverse customer base. For Fiscal 2017, one individual customer represented approximately 22% of our total revenues and no other individual customer represented greater than 10% of our total revenues. For Fiscal 2016, no individual customer represented approximately 10% of our total revenues. For Fiscal 2015, one individual customer represented approximately 10% of our total revenues and no other individual customer represented greater than 10% of our total revenues.

        No individual customer or government agency had a receivable balance at March 31, 2017 or 2016 greater than 10% of our total trade accounts receivable balances as of March 31, 2017 and 2016, respectively.

        The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2017	2016	2015
Canada	1%	—%	—%
Europe	1	—	—
Middle East	—	1	3

	2%	1%	3%

        Substantially all of our long-lived assets are held in the U.S.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2017

14. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net Loss	Basic Net Loss per Share	Diluted Net Loss per Share
	(In thousands, except per share amounts)
June 30, 2016	$23,927	$9,409	$(38)	$(0.00)	$(0.00)
September 30, 2016	24,060	9,455	(40)	(0.00)	(0.00)
December 31, 2016	22,691	8,620	(1,380)	(0.04)	(0.04)
March 31, 2017	25,304	9,918	(3,368) *	(0.10)	(0.10)

	$95,982	$37,402	$(4,826)	$(0.15) **	$(0.15) **

June 30, 2015	$18,365	$7,637	$(192)	$(0.01)	$(0.01)
September 30, 2015	20,573	7,883	(395)	(0.01)	(0.01)
December 31, 2015	19,014	7,211	(10,442)	(0.33)	(0.33)
March 31, 2016	19,796	7,938	(1,292)	(0.03)	(0.03)

	$77,748	$30,669	$(12,321)	$(0.38) **	$(0.38) **

*
Net Loss includes a goodwill impairment charge of approximately $2.2 million related to our Agriculture and Weather Analytics reporting unit. Refer to Note 5 for additional discussion regarding the goodwill impairment charge.

**
Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

Exhibit Index

Exhibit Number		Description	Reference

2.2	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8- K/A as filed with the SEC on November 1, 2011

3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3		Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4		Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant's Annual Report on Form 10- K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5		Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6		Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007

3.7		Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8		Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

Exhibit Number		Description	Reference
4.3		Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10- K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	*	1997 Stock Incentive Plan (the "1997 Plan") as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4	*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5	*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7	*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

Exhibit Number		Description	Reference
10.15	*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

10.17		Office Lease, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.19	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.20		Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.21	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.22		Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8- K as filed with the SEC on October 6, 2010

10.23		Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8- K as filed with the SEC on October 3, 2012

10.24		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.25	*	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.26		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

Exhibit Number	Description	Reference
10.27	Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2014

10.28	Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on November 24, 2014

10.29	Separation Agreement and Release of Claims dated February 25, 2015 between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.30	Modification Agreement dated February 24, 2015 between the Iteris, Inc. and California Bank & Trust	Exhibit 10.2 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.31	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015

10.32	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.33	Amendment 1 to Employment Agreement dated June 12, 2017 between Iteris, Inc. and Andrew Schmidt	Filed herewith

16.1	Letter from McGladrey LLP dated October 16, 2015 regarding change in certifying accountant	Exhibit 16.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 14, 2015

23.1	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Filed herewith

24	Power of Attorney	Filed herewith (included on the Signature page)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Reference
101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

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