Form 10-K/A
period 2017-03-31
ITERIS, INC.
filed 2017-07-31
CIK 350868

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

          The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2016 was approximately $84,800,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 15, 2017, there were 32,566,210 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends our Annual Report on Form 10-K for the year ended March 31, 2017, originally filed by us on June 13, 2017 (the "Original Filing"). We are filing this Amendment to provide the information required by Part III, which was not included in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the "SEC"), we are including with this Amendment certain currently dated certifications. Item 15 of Part IV has been amended to reflect the filing of these currently dated certifications and to consecutively number the exhibits.

        Except as specifically set forth herein, we have not made any other changes to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect events or developments that have occurred after the date of the Original Filing. Among other things, any forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

        In this Amendment, unless the context indicates otherwise, the terms the "Company," "Iteris," "we," "us," and "our" refer to Iteris, Inc. and its wholly-owned subsidiary. In addition, unless the context indicates otherwise, each reference to "this report" or "the Annual Report" or words of like import in this Amendment, shall be deemed to be a reference to our Annual Report on Form 10-K for the year ended March 31, 2017, as amended by this Amendment.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The table and narrative below set forth information as of July 31, 2017 regarding our directors and executive officers, including, with respect to our directors, the attributes that we believe qualify them to serve as directors. We believe that our directors also have the following additional key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of experience and thought; and the commitment to devote significant time and energy to service on our Board of Directors (the "Board") and its committees.

Name	Age	Current Position(s) with Iteris
J. Joseph ("Joe") Bergera	53	Chief Executive Officer, President and Director
D. Kyle Cerminara(2)(4)	40	Director
Kevin C. Daly, Ph.D(1)(2)(3)(4)	73	Director
Scott E. Deeter	53	Director
Gerard M. Mooney(1)(3)(4)	63	Director
Thomas L. Thomas(2)(4)	68	Chairman of the Board
Mikel H. Williams(1)(3)	60	Director
Andrew Schmidt	55	Chief Financial Officer, Vice President of Finance and Secretary
Thomas N. Blair	53	Senior Vice President, Agriculture and Weather Analytics
Joseph Boissy	53	Chief Marketing Officer
Todd Kreter	57	Senior Vice President and General Manager, Roadway Sensors
Ramin Massoumi	44	Senior Vice President and General Manager, Transportation Systems

(1)
Member of the Audit Committee
(2)
Member of the Compensation Committee
(3)
Member of the Nominating and Corporate Governance Committee
(4)
Member of the Finance and Strategic Committee

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

        D. Kyle Cerminara has been Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC ("FGI"), an SEC registered investment advisor that manages equity and fixed income hedge funds, since April 2012. FGI is a significant stockholder of the Company. Mr. Cerminara has also served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC d/b/a Capital Wealth Advisors ("CWA"), a wealth advisor and multi-family office affiliated with FGI, since December 2012. In addition, he has served Ballantyne Strong, Inc., a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets, as a director since February 2015, as its Chairman since May 2015 and as its Chief Executive Officer since November 2015. Mr. Cerminara also serves as President and Trustee of StrongVest ETF Trust and Chief Executive Officer of StrongVest Global Advisors, LLC. StrongVest Global Advisors, LLC, a wholly-owned subsidiary of Ballantyne Strong, is an investment advisor, and CWA is a sub-advisor, to CWA Income ETF, an exchange-traded fund and series of StrongVest ETF Trust. Mr. Cerminara is a member of the Board of Directors of a number of publicly-held companies focused in the technology, insurance and communication sectors, including Ballantyne Strong, Inc. (NYSE MKT: BTN), since 2015, RELM Wireless Corporation (NYSE MKT: RWC), a publicly-traded manufacturer, since 2015, 1347 Property Insurance Holdings, Inc. (NASDAQ: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance, since December 2016, and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly-traded investment firm, since June 2016. He also served on the Board of Directors of Magnetek, Inc., a publicly-traded manufacturer, in 2015.

        Prior to co-founding FGI and partnering with Capital Wealth Advisors, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an M.B.A. from the Darden School of Business at the University of Virginia and a B.S. degree in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men's varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst ("CFA") designation. Mr. Cerminara has served as a director of Iteris since August 2016 and brings to the Board the perspective of one of the Company's largest stockholders. He also offers to the Board valuable insights obtained through his management and operational experience and extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

        Mr. Cerminara was appointed to the Board pursuant to an Agreement dated July 29, 2016 (the "Agreement") entered into by us with Mr. Cerminara, RELM Wireless Corporation, FGI, Fundamental Global Partners, LP, Fundamental Global Partners GP, LLC, Fundamental Global Partners Master Fund, LP, FG Partners GP, LLC, FGI Global Asset Allocation Fund, Ltd., FGI Global Asset Allocation Master Fund, LP, Tactical Capital Investments LLC, Ballantyne Strong, Inc., CWA Asset Management Group, LLC, FGI Funds Management, LLC and FGI International USVI, LLC (collectively, the "Investor Group"). As of June 20, 2017, the Investor Group beneficially owned approximately 6.5% of our outstanding common stock. See also "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management." Pursuant to the Agreement, we agreed to appoint Mr. Cerminara as a member of the Board, effective August 1, 2016, and nominate a slate of directors for election at the Annual Meeting consisting of the following persons: the independent director (if such a director is selected prior to the filing of the proxy statement for the Annual Meeting, and subject to approval as set forth in the Agreement), Joe Bergera, D. Kyle Cerminara, Gerard M. Mooney, Mikel H. Williams, and two other existing Board members chosen by the Nominating and corporate Governance Committee.

        Kevin C. Daly, Ph.D served as our interim Chief Executive Officer from February 2015 to September 2015. Prior to his service as our interim CEO, Dr. Daly served as the CEO of Maxxess Systems, Inc., a provider of electronic security systems, from November 2005. Between August 2007 and August 2009, Dr. Daly also served as CEO of iStor Networks, Inc., a manufacturer of IP SAN storage systems. Prior to that, he served as the CEO of several technology companies, including Avamar Technologies, Inc. and ATL Products, Inc. Dr. Daly served on the board of directors of sTec, Inc., a provider of solid state disk systems, from May 2010 until the acquisition of the company in September 2013 by Western Digital Corporation. Dr. Daly received a B.S. degree in Electrical Engineering from the University of Notre Dame and M.S., M.A. and Ph.D degrees in Engineering from Princeton University. He has served as a director of Iteris since 1993. Having served as the CEO of several technology companies and as a director of both private and public companies, Dr. Daly offers to the Board a wealth of management and leadership experience, as well as an understanding of issues faced by such companies.

        Scott E. Deeter has served as a director since February 23, 2017. Mr. Deeter has served as Ventria Bioscience Inc.'s President and CEO and as a director since 2002. Ventria is the first company to commercialize recombinant proteins derived from a plant-based manufacturing system. From 1999 to 2001, he served as President and CEO and as a director of CyberCrop.com Incorporated, a supply chain software company connecting producers with their markets to optimize quality, logistics and efficiency. From 1996 to 1998, Mr. Deeter served as Vice President of Agriculture of Koch Industries, Inc. Previously, Mr. Deeter held various positions at Cargill, Incorporated as well as started and led a joint venture between Cargill and F. Hoffmann-La Roche, Ltd. that commercialized pharmaceutical intermediates and functional food ingredients. Earlier in his career, Mr. Deeter was a member of the Technology and Life Sciences Group of Salomon Brothers Inc. He received a BSc degree in Economics from the University of Kansas; an M.B.A. from the University of Chicago; and an MSc degree in Economics from the London School of Economics. Mr. Deeter is a proven leader who is widely known across entrepreneurial sectors of the agribusiness and agricultural biotech industry.

        Gerard M. Mooney retired from International Business Machines Corporation ("IBM") in March 2014, after serving in a number of senior positions since 2000. Most recently, he served as the Vice President Strategy for IBM's Public Sector from February 2012 until his retirement, as the General Manager, Global Smarter Cities for IBM from November 2011 to February 2012, and as the General Manager, Global Government and Education for IBM from 2008 to November 2011. He served as Vice President of IBM's Venture Capital Group from 2000 to 2008. Before joining IBM, Mr. Mooney held various management positions at Hewlett-Packard Company for six years. Mr. Mooney has extensive operational and financial experience across a broad range of technology-based companies, from start-ups to large public companies, and has considerable experience with the major customers in the professional transportation market. He previously served as a member of the board of directors of the Intelligent Transportation Society of America and is also active in the intelligent search technology, cognitive intelligence, AI, data mining and visualization tools industries. Mr. Mooney currently serves as a director of inno360 and cofounder of theinnovationexchange, which offers SaaS cognitive platforms. He received a B.A. degree in Philosophy from Mount Saint Mary's College, an M.S. degree in Accounting from Georgetown University and an M.B.A. from Yale University. Mr. Mooney has served as a director of Iteris since September 2013 and brings to the Board of Directors extensive experience in setting and implementing strategy for both large and small technology organizations, deep category knowledge of the intelligent transportation market, and familiarity with many key customers for intelligent transportation solutions.

        Thomas L. Thomas is the managing partner of T2 Partners, a private management consulting and investment business which he founded in January 2011. In addition, Mr. Thomas served as the Executive Chairman and CEO of International Decision Systems, a provider of software and solutions for the equipment finance market, from September 2009 to January 2011. From 2004 to July 2008, Mr. Thomas was the President and Chief Operating Officer of Global Exchange Services, a provider of business to business EDI and supply chain management solutions. Prior to that, Mr. Thomas served as the President and CEO at several software, analytics and technology companies, including HAHT Commerce, Ajuba Solutions, and Vantive Corporation, and as the First Chief Information Officer for Dell Computer Corporation and 3Com Corporation. Earlier in his career, Mr. Thomas also held various senior executive management positions at Kraft General Foods, Sara Lee Corporation and

W. R. Grace. Since July 2017, Mr. Thomas has served as Chairman of the Board of Directors of VIP Software Corporation, a provider of software solutions in the insurance industry. Since 2012, Mr. Thomas has served as a director of Accurate Group, which specializes in the appraisal and title services business where technology has been instrumental in redefining the transaction model for the industry. He has also served on the board of directors of infoGroup, Inc. from January 2009 to July 2010, and served as a director on the boards of a wide range of technology companies, including ATL Products, Vantive Corporation, Interwoven, iManage, FrontRange Solutions, IDS International, and Quofore International. Mr. Thomas has served as a director of Iteris since 1999 and as our Chairman of the Board of Directors since 2016. Mr. Thomas offers to our Board of Directors valuable business, leadership and strategic insights obtained through his service as an executive and as a member of the board of directors in a variety of industries and businesses, including a number of leading technology companies, and his experience in working with companies through several stages of their development.

        Mikel H. Williams has served as the Chief Executive Officer and a director of Targus Cayman Holdco Limited, a leading global supplier that designs, develops and sells products for the mobile worker, including laptop cases, docking stations and accessories for mobile electronic devices, since February 2016. Prior to that, Mr. Williams served as the Chief Executive Officer and a director of JPS Industries, Inc., a manufacturer of sheet and mechanically formed glass and aramid substrate materials for the electronics, aerospace, ballistics and general industrial applications, from May 2013 until its sale in July 2015. Mr. Williams was the President, Chief Executive Officer and a director of DDi Corp., a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 to May 2012 and a Senior Vice President and Chief Financial Officer of DDi from November 2004 to October 2005. DDi was sold in May of 2012. He has also served in various management positions with several companies in the technology and professional services related industries. Mr. Williams began his career with PricewaterhouseCoopers as a certified public accountant in the State of Maryland. Mr. Williams also serves as Chairman of the board of directors of Centrus Energy Corp. (formerly USEC Inc.). He was added to USEC's board of directors in October 2013 on the recommendation of certain holders of USEC's convertible senior notes as USEC was considering a bankruptcy restructuring, which was successfully initiated and completed in 2014. Since October 2015, Mr. Williams also serves on the board of directors of B. Riley Financial, Inc. He previously served on the boards of Lightbridge Communications Corporation until it was sold in January 2015, and Tellabs, Inc. until it was sold in December 2013. Mr. Williams received his B.S. degree in Accounting from the University of Maryland and an M.B.A. from the University of Georgetown. Mr. Williams has served as a director of Iteris since April 2011 and provides the Board of Directors with operational and public company experience and valuable strategic insights through his many years of leadership positions in technology-related companies with international operations, as well as valuable knowledge and insights in finance and financial reporting matters.

        Andrew Schmidt has served as our Vice President of Finance, Chief Financial Officer and Secretary since March 2015. Prior to joining us, Mr. Schmidt served as the Chief Financial Officer and Corporate Secretary of Smith Micro Software, Inc., a publicly-held provider of wireless and mobility software solutions from 2005 to May 2014. Prior to joining Smith Micro, Mr. Schmidt held CFO roles for several other public companies, including Genius Products, an entertainment company, and Mad Catz Interactive, a provider of console video game accessories. He also served as Vice President (Finance) of Peregrine Systems, a publicly-held provider of enterprise level software. Mr. Schmidt holds a B.B.A. degree in Finance from the University of Texas and an M.S. degree in Accountancy from San Diego State University.

        Thomas N. Blair has served as our Senior Vice President, Agriculture and Weather Analytics since July 2012. Prior to that, Mr. Blair served as General Manager for Trimble Navigation Limited, a provider of integrated positioning, wireless, and software technology solutions, from 2007 to August 2011, and as Vice President for New Business development at @Road, Inc., a leading provider of mobile resource management solutions, from 2006 to 2007. He also worked as Director of Business and Corporate Development at iAnywhere Solutions, a Sybase company, from 2003 to 2006. Mr. Blair holds a B.S. degree in Management Information Systems from DeVry Institute of Technology and an M.S. degree in Computer Science from Rochester Institute of Technology.

        Joseph Boissy served as Chief Marketing Officer of Vendavo, Inc. (acquired by Francisco Partners in October 2014), a provider of margin and profit optimization solutions, from September 2013 to November 2016. Prior to that, he served as the Chief Marketing Officer at 3VR Inc., a video intelligence solutions provider, from October 2011 to September 2013. From February 2002 to October 2011, he served in various management positions at ILOG, Inc. (acquired by IBM in July 2008), a provider of business rule management systems, most recently as Vice President ILOG Worldwide Marketing, then Program Director, Go-to-Market Strategy and Industry Marketing IBM WebSphere. Mr. Boissy was Vice President Program Management, Credient at SunGard Trading & Risk Systems Inc., a provider of financial software solutions and services, from 2000 to 2002, and from 1997 to 2000, he served in management positions in product development, support and product management, most recently as the Vice President Product Marketing, with Infinity Financial Technology, Inc., a financial trading and risk management software solutions provider that was acquired by SunGard in October 1997. Prior to Infinity, Mr. Boissy was Director Product Development at Diagram Financial Software, Inc. (now part of Thomson Reuters) from 1993 to 1997. Mr. Boissy holds a B.S. degree in Electrical Engineering from the Lebanese University (Lebanon) and a M.S. degree in Computer Science and Data Analytics from the University of Paris XI (France).

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

Code of Ethics and Business Conduct

        Our Board of Directors has adopted a Code of Ethics and Business Conduct, which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.iteris.com. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics required to be disclosed under the rules of the SEC, at the same location on our website.

Audit Committee

        We currently have several standing committees of the Board, including the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance and Strategy Committee. The current members of our Audit Committee are Messrs. Daly, Mooney and Williams. The Board has determined that each member of the Audit Committee is "independent" under the standards established by The Nasdaq Stock Market ("Nasdaq") and the SEC rules regarding audit committee memberships. The Board has identified Mr. Williams as the member of the Audit Committee who qualifies as an "audit committee financial expert" under applicable SEC rules and regulations governing the composition of the Audit Committee.

Changes in Nominating Procedures

        There have been no material changes to the procedures by which security holders may recommend nominees to our Board that were implemented since we last disclosed such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on a review of copies of such forms received with respect to the fiscal year ended March 31, 2017 ("Fiscal 2017") and the written representations received from certain reporting persons that no other reports were required, we believe that all directors, officers and persons who own more than 10% of our Common Stock have complied with the reporting requirements of Section 16(a), except that the following two Form 4 reports were filed late during Fiscal 2017: Mr. Kreter sold 28,252 shares on March 16, 2017 and the Form 4 was filed on April 5, 2017. Mr. Massoumi sold 2,000 shares on February 22, 2017 and the Form 4 was filed on February 27, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Compensation of directors is determined by the Compensation Committee. The Compensation Committee has approved a compensation structure for non-employee directors consisting of a cash retainer, an annual equity award and, for Board members serving on a committee, an additional cash retainer. Directors who are our employees are not compensated for their services as directors.

Board and Committee Retainers

        For Fiscal 2017, annual cash compensation for non-employee directors was as follows:

Position	Annual Retainer
Chairman of the Board	$65,000
Non-Employee Director (other than the Chairman)	$35,000

        Additional retainers for each non-employee director who served on one or more Board committees in Fiscal 2017 were as follows:

Position	Annual Retainer
Audit Committee
Chair	$12,000
Member	$6,000
Compensation Committee
Chair	$9,000
Member	$4,500
Nominating and Corporate Governance Committee
Chair	$4,000
Member	$2,000
Finance Committee
Chair	$9,000
Member	$4,500

        All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees, but they do not receive separate meeting fees.

Annual Equity Compensation

        Non-employee directors are also eligible to receive periodic restricted stock units ("RSUs") under the Company's equity incentive plan then in effect. Each non-employee director shall be granted an annual RSU upon approval of the grant by the Compensation Committee as soon as reasonably practicable following the annual meeting of stockholders at which such director is re-elected. The annual RSU grant shall be worth $40,000 based on the closing price of the Company's common stock on the RSU grant date. Each RSU entitles the holder to receive shares of the Company's common stock upon vesting of those units. Each annual RSU vests in full upon the director's completion of one year of service measured from the date of the annual stockholders meeting to which the RSU relates. If a non-employee director joins the Board in between annual stockholder meetings, such director would receive an RSU for a pro rata portion of the annual grant, which RSU vests in full on the day before the next annual stockholders meeting.

2017 Director Compensation Table

        The following table sets forth a summary of the compensation earned in Fiscal 2017 by each non-employee director during that year:

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Units ($)(2)	Total ($)
D. Kyle Cerminara	$25,927	$49,531	$75,458
Richard Char(3)	27,750	—	27,750
Kevin C. Daly, Ph.D	49,250	39,997	89,247
Scott E. Deeter	3,548	39,997	43,545
Gregory A. Miner(3)	60,000	—	60,000
Gerard M. Mooney	45,438	39,997	85,435
Thomas L. Thomas	64,208	39,997	104,205
Mikel H. Williams	50,958	39,997	90,955

(1)
Represents amounts earned by the directors based on the arrangement described above.

(2)
The dollar amounts shown represent the grant date fair value of restricted stock unit awards granted in Fiscal 2017 determined based on the closing market price of our common stock on the grant date. At the end of Fiscal 2017, the above-listed directors held options for the following number of shares of common stock: Kevin C. Daly—70,000; Gregory A. Miner—70,000; Gerard M. Mooney—40,000; and Mikel H. Williams—60,000. At the end of Fiscal 2017, the above-listed directors held RSUs for the following number of shares of common stock: Kyle Cerminara—8,146; Kevin C. Daly—8,146; Scott E. Deeter—6,606; Gerard M. Mooney—8,146; Thomas L. Thomas—8,146; and Mikel H. Williams—8,146.

(3)
No longer on the Board as of December 16, 2017.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. No interlocking relationship exists between any member of the Board of Directors and any member of the compensation committee (or other committee performing equivalent functions) of any other company.

        Kevin C. Daly, Ph.D, a member of our compensation committee, previously served as our interim Chief Executive Officer from February 2015 to September 2015.

COMPENSATION DISCUSSION AND ANALYSIS

        This section discusses the principles underlying our compensation policies for our executive officers who are named in the "Summary Compensation Table" below, who we refer to as our "named executive officers" or "NEOs" for 2017 and who include the following executive officers:

  •
  Joe Bergera, our Chief Executive Officer, President and Director;

  •
  Andrew Schmidt, our Chief Financial Officer, Vice President of Finance and Secretary;

  •
  Thomas N. Blair, our Senior Vice President, Agriculture and Weather Analytics;

  •
  Todd Kreter, our Senior Vice President and General Manager, Roadway Sensors; and

  •
  Ramin Massoumi, our Senior Vice President and General Manager, Transportation Systems.

Compensation Philosophy and Objectives

        Our philosophy is to provide our named executive officers with compensation that will motivate and retain them, provide them with meaningful incentives to achieve and exceed short-term and long-term corporate objectives set by our Compensation Committee, and align their long-term interests with those of our shareholders. Based on this philosophy, the compensation programs for our named executive officers are designed to achieve the following primary objectives:

  •
  establish a compensation structure that is competitive enough to attract, retain and motivate outstanding executive talent;

  •
  ensure that any cash incentive compensation programs for our named executive officers are aligned with our corporate strategies and business objectives by tying the potential payouts under such programs to the achievement of key strategic, financial and operational goals; and

  •
  utilize long-term equity awards to align interests between our named executive officers and shareholders.

Impact of 2016 Say-on-Pay Vote

        The most recent shareholder advisory vote on executive officer compensation required under the federal securities laws was held on December 15, 2016. Approximately 81.5% of the total votes cast on such proposal (which excluded broker non-votes) were in favor of the compensation of the named executive officers, as that compensation was disclosed in the various compensation tables and narrative that appeared in the Company's proxy statement dated November 21, 2016. Based on that high level of stockholder approval, the Compensation Committee decided not to make any material changes to the Company's compensation philosophies, policies and practices for the 2017 fiscal year compensation of the named executive officers. Based on the voting preference of the Company's stockholders, advisory votes on executive officer compensation will be conducted every three years; accordingly, the next advisory vote will be conducted at the 2019 Annual Meeting of Stockholders. The Compensation Committee will continue to take into account each such advisory vote in order to determine whether any subsequent changes to the Company's executive compensation programs and policies would be warranted to reflect any shareholder concerns reflected in those advisory votes.

Annual Review of Cash and Equity Compensation

        We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers to ensure that compensation is structured appropriately to achieve our objectives. We review each component of compensation as related but distinct. Although the Compensation Committee reviews total compensation, it has not adopted any formal guidelines for allocating total compensation between cash and equity compensation. We determine the appropriate level of each compensation component based in part, but not exclusively, on our retention goals and short-term and long-term objectives.

        This review generally occurs in the first quarter of each fiscal year at which time the Compensation Committee establishes executive officer base salaries for the following fiscal year, reviews and approves any bonus awards and programs, establishes the performance objectives for our cash based bonus plan, and may grant of equity compensation to the executive officers to ensure their interests are aligned with our stockholders and for retention. In Fiscal 2016, the Compensation Committee engaged Frederic W. Cook & Co., Inc., an independent compensation consultant, to assist in the review of its executive compensation policies and procedures with respect to our Fiscal 2016 executive officer compensation. This consultant provided the Compensation Committee with market data and analysis of our total direct compensation for each executive officer position as compared with the competitive market and also provided market data for director compensation. The Company did not use a compensation consultant to establish executive officer or director compensation in Fiscal 2017.

        In setting executive compensation, the Compensation Committee takes into account a number of factors, including the nature and scope of the named executive officer's responsibilities, his or her individual performance level and contribution to the achievement of our corporate objectives, the experience level of the executive, the recommendations of our Chief Executive Officer for each individual's compensation package (other than his own) and the compensation trends in the industry.

        As part of the review process, our Chief Executive Officer provides our Compensation Committee with his recommendations as to the base salary, cash bonus potential and long-term equity incentive award for each of our named executive officers other than himself based on that officer's level of responsibility, individual performance and contribution to the attainment of our strategic corporate objectives and market data. Our Compensation Committee takes the Chief Executive Officer's recommendations into consideration in setting named executive officer compensation, but retains complete discretionary authority to make all compensation-related decisions for our named executive officers. Our Compensation Committee makes its compensation decisions with respect to the Chief Executive Officer on the basis of relevant market data furnished by a variety of sources and its subjective assessment of his individual performance and contributions to our overall corporate performance. Any decisions regarding our Chief Executive Officer's compensation are made without him present.

Compensation Components and Structure

        We utilize three main components in structuring compensation programs for our named executive officers:

  •
  Base salary, which is the only fixed compensation element in executive compensation program and is primarily used to recruit and retain executive talent and provide an our element of economic security from year to year;

  •
  Performance-based cash bonuses that are primarily designed to reward achievement of financial and operational goals; and

  •
  Equity incentive awards designed to ensure long-term retention of our executive talent and align their interests with those of our shareholders.

        We view each component of compensation as related but distinct. It is the practice of our Compensation Committee to allocate a substantial portion of each named executive officer's total compensation to performance and long-term incentive compensation as a result of the philosophy described above. While the Compensation Committee does establish specific performance criteria for its cash-based bonus plan each year, there is no formal pre-established policy for the allocation of compensation between cash and non-cash components or between short-term and long-term components, and there are no pre-established ratios between the compensation of our Chief Executive Officer and that of the other named executive officers. Instead, our Compensation Committee determines the compensation of each named executive officer annually based on its review of the market data, its subjective analysis of that individual's performance and contribution to our financial performance and the other factors identified in the Compensation Decision-Making Process section above to determine the appropriate level and balance of total compensation. We believe that this approach allows us to tailor compensation for each named executive officer to attract, retain and motivate that executive officer within the parameters of our compensation philosophy.

        Base Salaries.    Base salaries are set at levels that are intended to recognize the experience, skills, knowledge and responsibilities required of all our named executive officers. Each named executive officer's base salary level is typically reviewed on an annual basis and adjustments may be made to the individual's base salary on the basis of his or her level of performance, the overall performance of the Company and the various compensation trends in our industry.

        In June 2016, the Compensation Committee reviewed the base salaries of the named executive officers and established the base salaries for Fiscal 2017 for such officers as is set forth below.

Named Executive Officer	Fiscal 2017 Annual Base Salary
Joe Bergera	$385,000
Andrew Schmidt	336,500
Thomas N. Blair	259,000
Todd Kreter	256,000
Ramin Massoumi	239,200

        Fiscal 2017 Cash-Based Bonus Plan ("2007 Bonus Plan").    Our named executive officers are eligible to receive an annual cash-based bonus under our 2017 Bonus Plan. Each year, our Compensation Committee establishes the performance objectives to be attained and the target bonuses payable based on the level of attainment of the specified goals, which generally include the Company's revenues and operating income for the fiscal year, the revenues and contribution margin of such officer's business unit, and personal objectives set for each officer ("MBOs"). We define "contribution margin" as the business unit's operating income without corporate expense allocations. The Compensation Committee typically meets during the first fiscal quarter of each year to evaluation the

NEO's achievement of such performance objectives and annual bonuses are typically paid out as soon as practicable thereafter.

        The corporate and business unit performance targets and the actual achievement of such objectives for Fiscal 2017 were as follows (dollars in thousands):

Performance Components	No Bonuses At or Below	Target	Maximum	Actual		% Attained
Corporate Revenue	$75,101	$93,876	$112,651	$95,982		102.2%
Corporate Operating Income	(4,174)	(3,478)	(2,782)	(3,069	)(1)	113.3
Roadway Sensors Revenue	35,021	43,776	52,531	42,270		96.3
Roadway Sensors Contribution Margin	7,037	8,796	10,555	9,799		111.4
Transportation Systems Revenue	35,543	44,429	53,315	49,270		110.9
Transportation Systems Contribution Margin	5,164	6,455	7,746	8,482		131.4
Agriculture and Weather Analytics Revenue	4,538	5,672	6,806	4,542		0.0
Agriculture and Weather Analytics Contribution Margin	(8,346)	(6,955)	(5,564)	(7,389	)(1)	94.1

(1)
Actual results exclude a $2.2 million goodwill impairment charge.

        If our performance for Fiscal 2017 exceeded the Company and business unit performance targets set for bonus purposes, the named executive officers could have earned an additional bonus of up to 50% of the target bonus award that was not based upon achieving individual objectives. The full 50% additional bonus would have been earned by the NEOs if the Company had achieved the performance goals set forth under the "Maximum" column above. If the Company had achieved performance that was less than the goals set forth under the "Maximum" column but more than the amounts set forth under the "Target" column, the additional bonus payable would have been proportional, or based on the level of the Maximum goal achieved when measured from the Target amount. For example, if the performance had exceeded the Target goal by 25% of the difference between the Maximum and Target amounts, then 25% of the 50% additional bonus relating to such performance goal would have been payable.

        The performance objectives, target bonus and actual bonus for each of our named executive officers for Fiscal 2017 is as follows:

Named Executive Officer	Performance Objectives Allocation (%)	2017 Target Bonus	2017 Actual Bonus	% of Target Awarded
Joe Bergera		$300,000	$354,000	118%
Corporate Revenue	40%
Corporate Operating Income	40%
MBOs	20%
Andrew Schmidt		$134,600	$161,970	120%
Corporate Revenue	40%
Corporate Operating Income	40%
MBOs	20%
Thomas N. Blair		$142,321	$91,598	64%
Ag & Weather Analytics Revenue	30%
Ag & Weather Analytics Contribution Margin	20%
Corporate Revenue	15%
Corporate Operating Income	15%
MBOs	20%
Todd Kreter		$145,757	154,692	106%
Roadway Sensors Revenue	25%
Roadway Sensors Contribution Margin	25%
Corporate Revenue	15%
Corporate Operating Income	15%
MBOs
Ramin Massoumi		$131,583	$159,234	121%
Transportation Systems Revenue	25%
Transportation Systems Contribution Margin	25%
Corporate Revenue	15%
Corporate Operating Income	15%
MBOs	20%

        See 2017 Grant of Plan-Based Awards below for additional information on Fiscal 2017 cash bonuses.

        Equity Compensation.    Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers and providing an inducement for long-term retention. Our equity component also aligns the interests of our named executive officers with those of our stockholders and focuses their attention on the creation of stockholder value in the form of stock price appreciation. The Compensation Committee uses both stock options and restricted stock units as part of the Company's long-term incentive program for named executive officers, and the relative allocation of such instruments may vary from time to time. The Company believes that there are several advantages of using restricted stock units including ongoing concerns over the dilutive effect of option grants on the Company's outstanding shares, the Company's desire to have a more direct correlation between the compensation expense it must record for financial accounting purposes and the actual value delivered to executive officers, and the fact that the incentive and retention value of a restricted stock unit award is less affected by market volatility than stock options. We believe that the equity-based compensation provides our named executive officers with a direct interest in our long-term performance and creates an ownership culture that establishes a mutuality of interests between our named executive officers and our shareholders.

        Typically, the Compensation Committee typically provide grant guidelines to our Chief Executive Officer, who in turn will make recommendations back the Compensation Committee regarding the number of options to be granted to our executive officers. See 2017 Grant of Plan-Based Awards below for the Fiscal 2017 awards.

Summary Compensation Table

        The following table shows information regarding the compensation earned for the fiscal years ended March 31, 2017, 2016 and 2015 by (i) our Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our three other most highly compensated executive officers (other than our Chief Executive and Financial Officers) who were serving as executive officers as of March 31, 2017. The officers listed below are collectively referred to as the "named executive officers" or "NEOs" in this report.

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards(1)		Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Joe Bergera(4)	2017	$399,816	$—		$328,362		$354,000	$3,594	$1,085,772
Chief Executive Officer	2016	197,502	150,000	(5)	1,659,150		63,080	7,610	2,077,342
and President	2015	—	—		—		—	—	—
Andrew Schmidt	2017	346,790	—		164,181		161,970	8,118	681,059
Chief Financial Officer	2016	325,000	32,500	(6)	91,950		40,369	9,750	499,569
Vice President of Finance and Secretary	2015	18,750	—		101,821		—	—	120,571

Thomas N. Blair	2017	266,705	—		422,949	(7)	91,598	8,009	789,261
Senior Vice President,	2016	250,016	—		91,950		72,977	7,650	922,593
Agriculture and Weather	2015	250,549	—		53,715		47,364	7,812	359,440
Analytics
Todd Kreter	2017	271,745	—		164,181		154,691	8,060	598,677
Senior Vice President and	2016	250,016	—		91,950		85,296	7,650	434,912
GM, Roadway Sensors	2015	250,982	—		53,715		105,000	7,949	417,646

Ramin Massoumi	2017	241,522	—		164,181		159,234	7,365	569,302
Senior Vice President and	2016	209,248	—		24,520		35,592	6,441	275,801
GM, Transportation Systems	2015	188,655	—		19,940		29,580	5,237	243,412

(1)
The dollar amounts shown represent the grant date fair value of stock options granted during the applicable fiscal year determined pursuant to the Black-Scholes-Merton option pricing formula. For a discussion of valuation assumptions used in the calculations, see Note 11 to our consolidated financial statements in the Annual Report. See also our discussion of stock-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in the Annual Report. The options have an exercise price equal to the closing sales price of our common stock as of the grant date and vest in equal annual installments over four years and are not exercisable until vested.

(2)
The amounts shown in this column constitute the cash bonuses paid to each named executive officer based on the attainment of certain pre-established criteria. These awards are discussed in further detail under "Plan-Based Bonuses" below.

(3)
Except as otherwise noted, represents 401(k) plan employer contributions paid by us.

(4)
Mr. Bergera was hired effective September 23, 2015 at an annual salary of $385,000. The Fiscal 2016 salary represents the amount earned by Mr. Bergera from his hire date to the end of that fiscal year.

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

(6)
Discretionary cash bonus.

(7)
The Stock Awards for Mr. Blair in Fiscal 2017 include restricted stock units totaling $258,768.

2017 Grant of Plan-Based Awards

        The table below sets forth information with respect to awards granted to the named executive officers under our annual non-equity incentive compensation plan and our 2016 Omnibus Incentive Plan in Fiscal 2017, which constitute all of the plan-based awards granted to our named executive officers in Fiscal 2017.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
					Number of Securities Underlying Options or Stock Units (#)	Per Share Exercise Price of Option Awards ($/share)
							Grant Date Fair Value of Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)(1)
Joe Bergera	03/03/2017	$—	$300,000	$420,000	150,000	$4.91	$328,362
Andrew Schmidt	03/03/2017	—	134,600	188,440	75,000	4.91	164,181
Thomas N. Blair	03/03/2017	—	142,321	199,249	75,000	4.91	164,181
	03/22/2017				51,140	—	258,768	(3)
Todd Kreter	03/03/2017	—	145,757	204,060	75,000	4.91	164,181
Ramin Massoumi	03/03/2017	—	131,583	184,216	75,000	4.91	164,181

(1)
Reflects the amount payable upon achievement of the objectives describes under the heading "Plan-Based Bonuses" below.

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

(3)
The March 22, 2017 grant for Mr. Blair is a grant of restrict stock units. The dollar amounts shown as the grant date fair value represents the grant date fair value determined based on the closing market price of our common stock on the grant date.

Equity Awards at Fiscal Year End

        The following table sets forth the outstanding equity awards held by each named executive officer as of March 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date(1)	Option Expiration Date
Joe Bergera	337,500	1,012,500	$2.38	09/23/15	09/22/25
Chief Executive Officer	—	150,000	4.91	03/03/17	03/02/27
Andrew Schmidt	50,000	50,000	1.79	03/16/15	03/15/25
Chief Financial Officer, Vice President of	18,750	56,250	2.37	11/02/15	11/01/25
Finance, and Secretary	—	75,000	4.91	03/03/17	03/02/27
Tom Blair	25,000	25,000	1.87	11/18/14	11/17/24
Senior Vice President,	18,750	56,250	2.37	11/02/15	11/01/25
Agriculture and Weather Analytics	—	75,000	4.91	03/03/17	03/02/27
Todd Kreter	25,000	—	2.46	02/21/08	02/20/18
Senior Vice President and	25,000	—	1.41	05/27/09	05/26/19
GM, Roadway Systems	30,000	—	1.10	08/10/11	08/09/21
	20,000	20,000	1.81	07/29/13	07/28/23
	12,500	37,500	1.87	11/18/14	11/17/24
	—	75,000	2.37	11/02/15	11/01/25
Ramin Massoumi	22,500	7,500	1.81	07/29/13	07/28/23
Senior Vice President and	10,000	10,000	1.87	11/18/14	11/17/24
GM, Transportation Systems	5,000	15,000	2.37	11/02/15	11/01/25
	—	75,000	4.91	03/03/17	03/02/27

(1)
Mr. Blair was also granted 51,140 RSUs on March 22, 2017 in addition to the stock options reported above.

2017 Option Exercises and Stock Vesting Table

        The following table provides information regarding option exercises and vesting of awards held by the named executive officers during Fiscal 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Joe Bergera	—	$—	—	$—
Andrew Schmidt	—	—	—	—
Thomas N. Blair	100,000	351,000	12,500	$41,875
Todd Kreter	50,000	165,250	—	—
Ramin Massoumi	20,000	76,000	—	—

(1)
Value realized is determined by multiplying (i) the amount by which the market price of a common share on the date of exercise exceeded the exercise price by (ii) the number of shares for which the options were exercised.

(2)
Value realized is determined by multiplying (i) the market price of a common share on the date of vesting by (ii) the number of shares which vested.

Employment Contracts; Termination of Employment and Change of Control Arrangements

        We do not currently have any employment contracts in effect with any of our named executive officers other than the agreements described below. We provide incentives such as salary, benefits, option grants and RSUs to attract and retain executive officers and other key associates. The plan administrator of the 2007 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan has the discretion to determine whether outstanding equity awards held by our NEOs are to vest upon a qualifying termination of employment following certain changes in control of the Company, or upon such change in control, but we do not provide for any automatic "single trigger" acceleration of equity awards upon a change in control (other than the option grant received by Dr. Daly in connection with his service as a non-employee director). Other than as noted in this section, there is no agreement or policy which would automatically entitle any named executive officer to severance payments or any other compensation as a result of such officer's termination.

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

  Agreement with Andrew Schmidt

        We entered into an employment agreement dated March 9, 2015 with Andrew Schmidt, our Chief Financial Officer, in connection with his hiring. Pursuant to the agreement, Mr. Schmidt will receive an annual base salary of $325,000, which may be increased from time to time at the discretion of the Board or the Compensation Committee. He will also be eligible to participate in our executive bonus plan as then in effect and his potential bonus for each year will be established annually by the Board or the Compensation Committee, provided that the bonus potential for Fiscal 2016 was to be $125,000. The agreement will have an initial term of two years and will renew for successive one year periods until March 2025 unless either the Company or Mr. Schmidt provides written notice of non-renewal at least 30 days prior to the end of the initial term or renewal term, as applicable. The agreement was amended on June 12, 2017 and provides that if Mr. Schmidt's employment with the Company is terminated without Cause or in connection with a Change of Control (as such terms are defined in the agreement), Mr. Schmidt will be entitled to salary continuation payments for twelve months following his termination of his annual base salary as then in effect. In addition, Mr. Schmidt will be entitled to receive reimbursement for the cost of COBRA coverage for a period of up to twelve months following such termination.

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

Compensation Committee Report

        The Compensation Committee has reviewed and discussed with management the discussion and analysis of the compensation of our named executive officers as disclosed in this Annual Report under the heading "Compensation Discussion and Analysis." Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

                      D. Kyle Cerminara
                      Kevin Daly, Ph.D
                      Thomas L. Thomas (Chairman)

Compensation Risk Assessment

        The Compensation Committee has evaluated our compensation programs and policies as generally applicable to our employees to ascertain any potential material risks that may be created by the compensation programs. The Compensation Committee concluded that our compensation policies and practices, taken as a whole, are not reasonably likely to have a material adverse impact on our business or our financial condition. The following compensation design features help minimize the incentives for excessive risk-taking:

  •
  Our base pay programs consist of generally competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

  •
  A portion of each executive's incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term results; and

  •
  Annual equity awards have multi-year vesting which aligns the long-term interests of our executives with those of our stockholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

  •
  Each officer has multiple performance objectives, some of which relate to the Company as a whole, which is more difficult for an officer to manipulate.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of July 15, 2017, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(2)
Lloyd I. Miller, III(3)	4,980,759	15.3%
Fundamental Global Investors, LLC and RELM Wireless Corporation(4)	2,126,948	6.5
Joe Bergera(14)	337,500	1.0
Andrew Schmidt(5)	68,750	*
Thomas N. Blair(9)	93,750	*
Todd Kreter(6)	152,361	*
Ramin Massoumi(7)	51,675	*
D. Kyle Cerminara(4)	2,137,669	6.5
Kevin C. Daly, Ph.D(8)	483,232	1.5
Scott E. Deeter	—	*
Gerard M. Mooney(10)	40,000	*
Thomas L. Thomas(11)	124,000	*
Mikel H. Williams(12)	70,000	*
All executive officers and directors as a group (11 persons)(13)	1,423,873	4.4%

*
Less than 1%.

(1)
The address of each of the directors and officers is 1700 Carnegie Avenue, Suite 100, Santa Ana, CA 92705.

(2)
Based on 32,566,210 shares of common stock outstanding as of July 15, 2017. Shares of common stock subject to options or warrants which are exercisable within 60 days of July 15, 2017 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation. In addition to the shares held in the individual's name, the number of shares indicated also includes shares held for the benefit of the named person under our 401(k) plan.

(3)
Pursuant to an amendment to a Schedule 13G/A filed on January 30, 2017 with the SEC, Mr. Miller reported that, as of December 31, 2016, he had sole dispositive and voting power with respect to 4,827,822 shares as (i) the manager of a limited liability company that is the general partner of certain limited partnerships, (ii) the manager of a limited liability company that is the adviser to certain trusts, (iii) the manager of a limited liability company, (iv) trustee to a certain grantor retained annuity trust and (v) an individual. As of such date, Mr. Miller also had shared dispositive and voting power with respect to 152,937 shares as (x) an advisor to the trustee of a certain trust and (y) an agent under a general durable power of attorney with respect to shares held in a trust account. The address for Mr. Miller is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(4)
Pursuant to a Schedule 13D filed with the SEC on February 26, 2016, as amended on July 5, 2016, July 8, 2016, August 3, 2016, and June 20, 2017 (i) Fundamental Global Partners, LP, a Delaware limited partnership ("FGPP"); (ii) Fundamental Global Partners Master Fund, LP, a Cayman Islands exempted limited partnership ("FGPM"); (iii) Fundamental Global Investors, LLC, a North Carolina limited liability company ("FGI"); (iv) FGI Funds Management, LLC, a Florida limited liability company; (v) Joseph H. Moglia; (vi) D. Kyle Cerminara; (vii) Lewis M. Johnson; (viii) RELM Wireless Corporation, a Nevada corporation ("RELM"); and (ix) Tactical Capital Investments LLC, a Delaware limited liability company and a wholly-owned subsidiary of RELM, reported that, as of June 20, 2017, they beneficially owned in the aggregate 2,126,948 shares of Iteris' common stock, of which 261,231, 250,789, and 1,614,928 shares are held directly by FGPP, FGPM and RELM, respectively. Of the shares attributed to RELM, 100 shares are held by RELM of record; the remaining shares held by RELM are in an account that is managed by CWA Asset Management Group, LLC (doing business as "Capital Wealth Advisors"). Share purchases by RELM were made through Tactical Capital Investments LLC. In addition, as reported in its Schedule 13-D, CWA Asset Management Group, LLC, which is 50% owned by FGI, held 104,078 shares for account of individual investors. Mr. Cerminara directly held 2,605 shares and 8,145 RSUs.

FGI may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. As principals of FGI, Messrs. Cerminara, Johnson and Moglia may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. FGI Funds Management, LLC, as the investment manager to FGPP and FGPM as the relying manager to FGI, may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. As principals of FGI Funds Management, LLC, Messrs. Cerminara and Johnson may be deemed to beneficially own the shares of common stock disclosed as directly owned by FGPP and FGPM. FGI and its affiliates, as the largest stockholder of RELM, may be deemed to beneficially own the shares of common stock disclosed as directly owned by RELM. As principals of FGI and directors of RELM, Messrs. Cerminara and Johnson may be deemed to beneficially own the shares of common stock disclosed as directly owned by RELM. Messrs. Cerminara, Johnson and Moglia expressly disclaim such beneficial ownership. FGI expressly disclaims beneficial ownership of the shares of common stock held by RELM.

Each of FGPP and FGPM beneficially owns, and has the shared power to direct the voting and disposition of, the shares of common stock disclosed as beneficially owned by it. FGI has the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. FGI Funds Management, LLC, as the investment manager of FGPP and FGPM as the relying manager to FGI, has the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. Messrs. Cerminara and Johnson, as principals of FGI Funds Management, LLC, may be deemed to have the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. Messrs. Cerminara, Johnson and Moglia, as principals of FGI, may be deemed to have the shared power to direct the voting and disposition of the shares of common stock held by FGPP and FGPM. RELM beneficially owns, and has the shared power to direct the voting and disposition of, the shares of common stock disclosed as beneficially owned by it. As principal of FGI and directors of RELM, Messrs. Cerminara and Johnson, and FGI may be deemed to have the shared power to direct the voting and disposition of the shares of common stock held by RELM.

The principal business addresses of the various entities and persons are as follows: (i) RELM and Tactical Capital Investments LLC: 7100 Technology Drive, West Melbourne, Florida 32904; (ii) FGPP, FGI and Mr. Moglia: 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; (iii) FGPM: c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104 Cayman Islands; (iv) FGI Funds Management, LLC: 9130 Galleria Court, Third Floor, Naples, Florida 34109; (v) Mr. Cerminara: c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; c/o Ballantyne Strong, Inc., 11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska 68154; and 131 Plantation Ridge Dr., Suite 100, Mooresville, North Carolina 28117; and (vi) Mr. Johnson: c/o CWA Asset Management Group, LLC, 9130 Galleria Court, Third Floor, Naples, Florida 34109, and c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209.

(5)
Includes 68,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(6)
Includes 103,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(7)
Includes 37,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(8)
Consists of (i) 407,019 shares held by the Daly Family Trust, of which Dr. Daly is a trustee, (ii) 6,113 shares held by Dr. Daly's IRA, (iii) 100 shares held by Dr. Daly's spouse; and (iv) 70,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(9)
Includes 43,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(10)
Consists of 40,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(11)
Consists of (i) 15,000 shares held directly by Mr. Thomas and (ii) 109,000 shares held by Mr. Thomas's IRA.

(12)
Includes 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(13)
Includes 692,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

(14)
Includes 337,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2017.

Equity Compensation Plans

        The following table provides information as of March 31, 2017 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)
Equity Compensation Plans Approved by Security Holders
2007 Omnibus Incentive Plan	3,035,125	(1)	$2.15	(2)	—
2016 Omnibus Incentive Plan	972,976	(3)	$4.92	(4)	2,443,382
Equity Compensation Plans Not Approved by Security Holders
None

Total	4,008,101	(1)(3)	$2.76	(2)(4)	2,443,382

(1)
Includes 93,125 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder's period of continued service.

(2)
Calculated without taking into account the 93,125 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

(3)
Includes 138,476 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder's period of continued service.

(4)
Calculated without taking into account the 138,476 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

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

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003 and is currently owned by an investor group that includes one of our directors, who is also a director of Maxxess and previously served as its CEO. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000 related to this sublease and certain ancillary corporate services that we provided to Maxxess. In August 2009, Maxxess executed a promissory note payable to us for $274,000. On July 23, 2013, the promissory note with Maxxess was amended and restated. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest to be paid quarterly on the first business day of each calendar quarter. Payments under the amended and restated note may only be made in cash and all amounts outstanding will become due and payable on the earliest of (i) August 10, 2016, (ii) a change of control in Maxxess or (iii) a financing by Maxxess resulting in gross proceeds of at least $10 million. As of March 31, 2017, $145,552 of the original principal balance was outstanding and payable to us. For each of the fiscal years ended March 31, 2017 and 2016, interest payments totaling approximately $10,000 and $14,000, respectively, were made by Maxxess. We have previously fully reserved for amounts owed to us by Maxxess and all outstanding principal remains fully reserved.

Director Independence

        The Board of Directors has determined that each of Messrs. Cerminara, Daly, Deeter, Mooney, Thomas and Williams satisfies the requirements for "independence" using the standards established by Nasdaq, except that Dr. Daly did not qualify as an independent director while he was serving as our interim Chief Executive Officer from February 2015 to September 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

        Deloitte & Touche LLP ("Deloitte") has been our principal accountant since October 2015.

        The audit fees billed by Deloitte was $905,000 and $525,000 for Fiscal 20177 and Fiscal 2016, respectively. Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements for the applicable fiscal year and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and other regulatory filings for such fiscal year. There were no other fees billed to us by Deloitte for Fiscal 2017 or 2016.

Audit Committee Pre-Approval Policies and Procedures

        All engagements for services by Deloitte or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by Deloitte for Fiscal 2017 and Fiscal 2016.

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

Dated: July 31, 2017	ITERIS, INC. (Registrant)
	By	/s/ JOE BERGERA Joe Bergera Chief Executive Officer (Principal Executive Officer)

 Exhibit Index

Exhibit Number		Description	Reference
2.2	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3		Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4		Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant's Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5		Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6		Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007

3.7		Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8		Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

Exhibit Number		Description	Reference
4.3		Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	*	1997 Stock Incentive Plan (the "1997 Plan") as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4	*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5	*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7	*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.15	*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

Exhibit Number		Description	Reference
10.17		Office Lease, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.19	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.20		Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.21	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.22		Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 6, 2010

10.23		Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2012

10.24		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.25	*	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.26		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

10.27		Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2014

10.28		Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on November 24, 2014

Exhibit Number	Description	Reference
10.29	Separation Agreement and Release of Claims dated February 25, 2015 between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.30	Modification Agreement dated February 24, 2015 between the Iteris, Inc. and California Bank & Trust	Exhibit 10.2 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.31	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015

10.32	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.33	Amendment 1 to Employment Agreement dated June 12, 2017 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

16.1	Letter from McGladrey LLP dated October 16, 2015 regarding change in certifying accountant	Exhibit 16.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 14, 2015

23.1	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Exhibit 23.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

23.2	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Exhibit 23.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

24	Power of Attorney	Included on the signature page to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

Exhibit Number		Description	Reference
32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.INS	#	XBRL Instance Document	Exhibit 101.INS to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.SCH	#	XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document	Exhibit 101.CAL to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document	Exhibit 101.LAB to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document	Exhibit 101.PRE to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.DEF	#	XBRL Taxonomy Definition Presentation Linkbase Document	Exhibit 101.DEF to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

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
COMPENSATION OF DIRECTORS
COMPENSATION DISCUSSION AND ANALYSIS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index