Form 10-K/A
period 2017-03-31
ITERIS, INC.
filed 2017-08-01
CIK 350868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

          None.

 EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A (the "Amendment") (i) amends our Annual Report on Form 10-K for the year ended March 31, 2017, originally filed by us on June 13, 2017 (the "Original Filing"), and (ii) amends and restates our Amendment No. 1 to Form 10-K/A, filed by us on July 31, 2017 ("Amendment No. 1"), which provided the information required by Part III, which was not included in the Original Filing. The only change between this Amendment and Amendment No. 1 is to correct a typographical error in the Summary Compensation Table regarding the total compensation for Thomas N. Blair in Fiscal 2016. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the "SEC"), we are including with this Amendment certain currently dated certifications. Item 15 of Part IV has been amended to reflect the filing of these currently dated certifications and to consecutively number the exhibits.

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

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards(1)		Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Joe Bergera(4)	2017	$399,816	$—		$328,362		$354,000	$3,594	$1,085,772
Chief Executive Officer	2016	197,502	150,000	(5)	1,659,150		63,080	7,610	2,077,342
and President	2015	—	—		—		—	—	—
Andrew Schmidt	2017	346,790	—		164,181		161,970	8,118	681,059
Chief Financial Officer	2016	325,000	32,500	(6)	91,950		40,369	9,750	499,569
Vice President of Finance and Secretary	2015	18,750	—		101,821		—	—	120,571

Thomas N. Blair	2017	266,705	—		422,949	(7)	91,598	8,009	789,261
Senior Vice President,	2016	250,016	—		91,950		72,977	7,650	422,593
Agriculture and Weather	2015	250,549	—		53,715		47,364	7,812	359,440
Analytics
Todd Kreter	2017	271,745	—		164,181		154,691	8,060	598,677
Senior Vice President and	2016	250,016	—		91,950		85,296	7,650	434,912
GM, Roadway Sensors	2015	250,982	—		53,715		105,000	7,949	417,646

Ramin Massoumi	2017	241,522	—		164,181		159,234	7,365	569,302
Senior Vice President and	2016	209,248	—		24,520		35,592	6,441	275,801
GM, Transportation Systems	2015	188,655	—		19,940		29,580	5,237	243,412

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

Dated: August 1, 2017	ITERIS, INC. (Registrant)
	By	/s/ JOE BERGERA Joe Bergera Chief Executive Officer (Principal Executive Officer)

 Exhibit Index

Exhibit Number		Description	Reference
2.2	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3		Bylaws of the registrant, as amended	Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (Reg. No. 033-67932) as filed with the SEC on July 6, 1993

3.4		Certificates of Amendment to Bylaws of the registrant dated April 24, 1998 and August 10, 2001	Exhibit 3.4 to the registrant's Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed with the SEC on July 29, 2003

3.5		Certificate of Amendment to Bylaws of registrant dated September 9, 2004	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC on November 15, 2004

3.6		Certificate of Amendment to Bylaws of registrant effective September 16, 2005	Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007

3.7		Certificate of Amendment to Bylaws of registrant effective December 7, 2007	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 13, 2007

3.8		Certificate of Amendment to Bylaws of registrant, effective August 20, 2009	Exhibit 3.3 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

Exhibit Number		Description	Reference
4.3		Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	*	1997 Stock Incentive Plan (the "1997 Plan") as amended on May 3, 2003, as further amended on December 15, 2004	Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 14, 2005

10.4	*	Form of Notice of Grant of Stock Option for 1997 Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.5	*	Form of Stock Option Agreement for the 1997 Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.6	*	Form of Addendum to Stock Option Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction or Change in Control	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.7	*	Form of Stock Issuance Agreement for 1997 Plan	Exhibit 99.6 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Addendum to Stock Issuance Agreement for 1997 Plan—Involuntary Termination Following Corporate Transaction/Change in Control	Exhibit 99.7 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.8	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Initial Grant	Exhibit 99.8 to Exhibit 99.8 to registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.10	*	Form of Notice of Grant of Automatic Stock Option for 1997 Plan—Annual Grant	Exhibit 99.9 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 14, 2000

10.11	*	Form of Automatic Stock Option Agreement for 1997 Plan	Exhibit 99.10 to the registrant's Registration Statement on Form S-8 (File No. 333-30396) as filed with the SEC on February 19, 2000

10.15	*	Form of 1997 Stock Option Agreements	Exhibit 99.4 to the registrant's Registration Statement on Form S-8 (File No. 333-126834) as filed with the SEC on July 22, 2005

Exhibit Number		Description	Reference
10.17		Office Lease, dated May 24, 2007, by and between Crown Carnegie Associates, LLC and Iteris, Inc.	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.18	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.19	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.20		Amended and Restated Loan and Security Agreement dated February 4, 2009 by and between California Bank & Trust and the registrant	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 as filed with the SEC on February 13, 2009

10.21	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.22		Modification Agreement dated September 30, 2010 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 6, 2010

10.23		Modification Agreement dated September 28, 2012 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2012

10.24		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.25	*	Employment Agreement, dated July 29, 2013, by and between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.26		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

10.27		Modification Agreement dated September 23, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2014

10.28		Modification Agreement dated November 18, 2014 by and between Iteris, Inc. and California Bank & Trust	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on November 24, 2014

Exhibit Number	Description	Reference
10.29	Separation Agreement and Release of Claims dated February 25, 2015 between Iteris, Inc. and Abbas Mohaddes	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.30	Modification Agreement dated February 24, 2015 between the Iteris, Inc. and California Bank & Trust	Exhibit 10.2 to the registrant's Current Report on Form 8-K as filed with the SEC on February 27, 2015

10.31	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015

10.32	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.33	Amendment 1 to Employment Agreement dated June 12, 2017 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

16.1	Letter from McGladrey LLP dated October 16, 2015 regarding change in certifying accountant	Exhibit 16.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 14, 2015

23.1	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Exhibit 23.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

23.2	Consent of Independent Registered Public Accounting Firm, dated June 17, 2016	Exhibit 23.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

24	Power of Attorney	Included on the signature page to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

Exhibit Number		Description	Reference
32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.INS	#	XBRL Instance Document	Exhibit 101.INS to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.SCH	#	XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document	Exhibit 101.CAL to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document	Exhibit 101.LAB to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document	Exhibit 101.PRE to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

101.DEF	#	XBRL Taxonomy Definition Presentation Linkbase Document	Exhibit 101.DEF to the registrant's Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 13, 2017

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