Form 10-Q
period 2017-06-30
ITERIS, INC.
filed 2017-08-08
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 1, 2017, there were 32,566,210 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly owned subsidiary. ClearAg®, ClearPath Weather®, Edge®, EdgeConnect™, EMPower™, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax™, Pegasus™, Radius™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageLive!™, VantageView™, Velocity®, VersiCam™ and WeatherPlot™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	June 30,	March 31,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$17,558	$18,201
Trade accounts receivable, net of allowance for doubtful accounts of $385 and $389 at June 30, 2017 and March 31, 2017, respectively	17,410	14,299
Unbilled accounts receivable	6,032	6,456
Inventories	2,481	2,250
Prepaid expenses and other current assets	2,670	2,108
Total current assets	46,151	43,314
Property and equipment, net	2,421	2,064
Intangible assets, net	1,668	1,498
Goodwill	15,150	15,150
Other assets	318	319
Total assets	$65,708	$62,345

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,660	$7,886
Accrued payroll and related expenses	7,915	6,443
Accrued liabilities	1,976	2,201
Deferred revenue	4,279	4,049
Total current liabilities	23,830	20,579
Deferred rent	618	649
Deferred income taxes	707	707
Unrecognized tax benefits	191	186
Total liabilities	25,346	22,121
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2017 and March 31, 2017
Issued and outstanding shares - 32,566 at June 30, 2017 and 32,488 at March 31, 2017	3,257	3,249
Additional paid-in capital	137,569	136,968
Accumulated deficit	(100,464)	(99,993)
Total stockholders’ equity	40,362	40,224
Total liabilities and stockholders’ equity	$65,708	$62,345

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2017	2016

Product revenues	$11,923	$11,007
Service revenues	15,260	12,920
Total revenues	$27,183	23,927
Cost of product revenues	6,863	5,932
Cost of service revenues	10,415	8,586
Total cost of revenues	17,278	14,518
Gross profit	9,905	9,409
Operating expenses:
Selling, general and administrative	8,697	7,805
Research and development	1,727	1,610
Amortization of intangible assets	33	84
Total operating expenses	10,457	9,499
Operating loss	(552)	(90)
Non-operating income (expense):
Other expense, net	(7)	(4)
Interest income, net	2	1
Loss from continuing operations before income taxes	(557)	(93)
Benefit (expense) for income taxes	1	(1)
Loss from continuing operations	(556)	(94)
Gain on sale of discontinued operation, net of tax	86	56
Net loss	$(470)	$(38)

Loss per share from continuing operations - basic and diluted	$(0.02)	$(0.00)
Gain per share from sale of discontinued operation - basic and diluted	$0.01	$0.00
Net loss per share - basic and diluted	$(0.01)	$(0.00)

Shares used in basic and diluted per share calculations	32,506	32,052

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(470)	$(38)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	5	7
Depreciation of property and equipment	184	176
Stock-based compensation	449	224
Amortization of intangible assets	137	166
Gain on sale of discontinued operation, net of tax	(86)	(56)
Loss on disposal of equipment	7	13
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(3,111)	(18)
Unbilled accounts receivable and deferred revenue, net	654	(1,111)
Inventories	(231)	513
Prepaid expenses and other assets	(613)	(311)
Accounts payable and accrued expenses	2,990	(33)
Net cash used in operating activities	(85)	(468)

Cash flows from investing activities
Purchases of property and equipment	(548)	(292)
Capitalized software development costs	(307)	(256)
Net proceeds from sale of discontinued operation	137	59
Net cash used in investing activities	(718)	(489)

Cash flows from financing activities
Proceeds from stock option exercises	160	14
Net cash provided by financing activities	160	14
Decrease in cash and cash equivalents	(643)	(943)
Cash and cash equivalents at beginning of period	18,201	16,029
Cash and cash equivalents at end of period	$17,558	$15,086

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	$—	$5
Income taxes	56	47

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as “Iteris,” the “Company,” “we,” “our” and “us”) is a provider of applied informatics for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. We believe our products, services and solutions, in conjunction with sound traffic and land management, minimize the environmental impact to the roads we travel and the lands we farm. In the agribusiness markets, we have combined our unique intellectual property with enhanced soil, land surface and agronomy modeling techniques to create a set of ClearAg solutions that provide analytical support to large enterprises in the agriculture market, such as seed and crop protection companies, as well as field-specific advisories and individual producers. We continue to make significant investments to leverage our existing technologies and further expand our software-based information systems to offer digital analytics solutions to the agriculture markets. Iteris was incorporated in Delaware in 1987.

Recent Developments

ClearAg Inc.

In April 2017, Iteris, Inc. formed a wholly-owned subsidiary, ClearAg, Inc., to provide ClearAg solutions in the global agribusiness markets.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Fiscal 2017”), filed with the SEC on June 13, 2017. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2018 (“Fiscal 2018”) or any other periods.

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

Unbilled Accounts Receivable

Unbilled accounts receivable in the accompanying unaudited consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements, including approximately $520,000 of costs and estimated earnings in excess of billings on uncompleted contracts accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts. At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project.

Deferred Revenue

Deferred revenue in the accompanying unaudited consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves, including approximately $717,000 of billings in excess of costs and estimated earnings on uncompleted contracts accounted for under FASB ASC 605-35. The unearned amounts are expected to be earned within the next twelve months.

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

We have historically had a diverse customer base. For the three months ended June 30, 2017, one individual customer represented greater than 10% of our total revenues. For the three months ended June 30, 2016, one individual customer represented more than 10% of our total revenues. As of June 30, 2017, one individual customer represented greater than 10% of our total trade accounts receivable. As of March 31, 2017, no individual customers represented greater than 10% of our total trade accounts receivable.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term investments with initial maturities of 90 days or less.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $2.7 million as of June 30, 2017 and $2.1 million as of March 31, 2017 and included approximately $535,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to be released in the second half of our fiscal year end March 31, 2018.

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

Inventories

Inventories consist of finished goods, work in process and raw materials and are stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method.

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

In Fiscal 2017, we adopted the provisions issued by the FASB that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of June 30, 2017, we determined that no adjustments to the carrying value of goodwill and intangible assets were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of June 30, 2017, there was no impairment to our long-lived and intangible assets.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, we determined it was appropriate to record a valuation allowance of approximately $10.1 million in the third quarter of our Fiscal 2016 against our deferred tax assets. We will frequently reassess the appropriateness of maintaining a valuation allowance.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) to simplify the guidance on the measurement of inventory. Under the new standard, an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for interim and annual periods beginning after December 15, 2016. We adopted ASU 2015-11, prospectively, in our first quarter of Fiscal 2018, which did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We adopted ASU 2016-09, prospectively, in our first quarter of Fiscal 2018, which did not have a material impact on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies guidance, corrects errors and makes minor improvements affecting a variety of topics in the ASC. The new standard is effective upon issuance (December 14, 2016) for amendments that do not have transition guidance, with all other amendments effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-19, prospectively, in our first quarter of Fiscal 2018, which did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently in the process of finalizing our plan to evaluate the impact of the adoption on our unaudited consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The pronouncement requires an entity to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. We are currently evaluating the impact of ASU 2016-02 on our unaudited consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of ASU 2016-15 on our unaudited consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-18 on our unaudited consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-20 on our unaudited consolidated financial statements.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2017	2017
	(In thousands)
Materials and supplies	$849	$887
Work in process	423	298
Finished goods	1,209	1,065
	$2,481	$2,250

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	June 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Technology	$1,856	$(1,840)	$16	$1,856	$(1,828)	$28
Customer contracts / relationships	750	(736)	14	750	(726)	24
Trade names and non-compete agreements	1,110	(1,077)	33	1,110	(1,066)	44
Capitalized software development costs	2,465	(860)	1,605	2,158	(756)	1,402
Total	$6,181	$(4,513)	$1,668	$5,874	$(4,376)	$1,498

As of June 30, 2017, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2018	$723
2019	629
2020	316
$1,668

Warranty Reserve Activity

Warranty reserve was recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Balance at beginning of fiscal year	$278	$193
Additions charged to cost of sales	275	52
Warranty claims	(178)	(35)
Balance at end of period	$375	$210

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

Loss Per Share

The following table sets forth the reconciliation of weighted average common shares used in basic per share computations and weighted average common shares used in diluted per share computations in the unaudited consolidated financial statements:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Denominator:
Weighted average common shares used in basic computation	32,506	32,052
Dilutive stock options	—	—
Dilutive restricted stock units	—	—
Weighted average common shares used in diluted computation	32,506	32,052

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2017	2016
	(In thousands)

Stock options	3,777	3,310
Restricted stock units	232	173

3.             Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (the “Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale through June 30, 2017, we received approximately $2.2 million in connection with the royalty related earn-out provisions for a total of $17.5 million in cash from the asset sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments at the time of the Asset Sale, qualified as a discontinued operation. For the three months ended June 30, 2017 and 2016, we recorded a gain on sale of discontinued operation of approximately $86,000 and $56,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the three months ended June 30, 2017 and 2016.

5.                                      Income Taxes

The following table sets forth our benefit (expense) for income taxes, along with the corresponding effective tax rates:

	Three Months Ended
	June 30,
	2017	2016
	(In thousands, except percentages)

Benefit for income taxes	$409	$50
Change in valuation allowance	(408)	(51)
Total benefit (expense) for income taxes	$1	$(1)
Effective tax rate	0.2%	(1.0)%

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

6.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company has in the past been, and may in the future be from time to time, involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, except as described below, the Company is not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

The Individual Defendants deny that they breached their fiduciary duties and the Company believes the Amendments were properly approved and that all of the options granted pursuant to the Amendments, including the CEO Option, were valid. Nonetheless, to eliminate the burden, expense and uncertainty of the litigation, on November 8, 2016, the parties entered into a Memorandum of Understanding (“MOU”) setting forth their agreement in principle to resolve the litigation. In consideration for a release of claims and dismissal of this litigation with prejudice, the Company agreed to submit a proposal at its 2016 Annual Meeting of Stockholders seeking stockholder approval for that portion of the CEO Option that exceeds the Share Limit (i.e., the 850,000 options above the Share Limit (the “Excess Shares”)). The Company submitted a proposal of the Excess Shares for approval by the Company stockholders at the 2016 Annual Meeting of Stockholders. On December 15, 2016, the Company’s stockholders approved the Excess Shares.

On April 28, 2017, the parties entered into a Stipulation of Settlement and Compromise (the “Stipulation”) that provides for, among other things, a release of claims against Defendants. Under the Stipulation, Defendants agreed not to oppose any award of attorneys’ fees and expenses to Plaintiff up to $215,000. On May 2, 2017, the parties filed a motion for preliminary approval of the settlement. On May 11, 2017, the Court issued an order requesting briefing from the parties regarding the scope of the proposed release in the settlement, and on May 22, 2017, Defendants and Plaintiff each filed a letter brief to the Court in response to the order. On June 2, 2017, the Court issued an order granting the motion for preliminary approval, approving notice of the settlement, and scheduling a settlement approval hearing for September 8, 2017. An immaterial accrued liability for the settlement is included in the accompanying consolidated balance sheet as of June 30, 2017 and March 31, 2017.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013 and on August 11, 2016. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris; although we have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of June 30, 2017, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

7.                                      Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. As of 2016 Annual Meeting of Stockholders, no future shares could be granted under the 2007 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At June 30, 2017, there were approximately 2.5 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 3.7 million as of June 30, 2017.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2017	3,776	$2.76
Granted	—
Exercised	(78)	2.05
Forfeited	(5)	4.91
Expired	—
Options outstanding at June 30, 2017	3,693	$2.77

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2017 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2017	232
Granted	—
Vested	—
Forfeited	(2)
RSUs outstanding at June 30, 2017	230

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2017	2016
	(In thousands)
Cost of revenues	$15	$10
Selling, general and administrative expense	392	200
Research and development expense	42	14
Total stock-based compensation expense	$449	$224

At June 30, 2017, there was approximately $3.0 million and $658,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years for stock options and 1.6 years for RSUs.

8.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors cancelled the initial stock repurchase program and the approximate $1.7 million of remaining funds, and approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three months ended June 30, 2017 and June 30, 2016, we did not repurchase any shares. As of June 30, 2017, approximately $1.7 million remained available for the repurchase of our common stock under our current stock purchase program. From inception of the program in August 2011 through June 30, 2017, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2017, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

9.                                      Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics (formerly known as Performance Analytics).

The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market that use advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle detection and transmission of both video images and data using various communication technologies. These products primarily consist of various vehicle detection and information systems and products for traffic intersection control, communication, incident detection, and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, PedTrax, SmartSpan, Pegasus, Velocity, and P-series, products.    In May 2017, we announced the release of VantageLive!, a cloud-based intersection data analytics service that allows users to view intersection activity by collecting and analyzing vehicle, bicycle and pedestrian data through our Vantage platform in order to maximize traffic signal efficiency and improve intersection safety conditions. Our Roadway Sensors segment also includes the sale of certain complementary original equipment manufacturer (“OEM”) products for the traffic intersection market, which include, among other things, intersection controllers and component cabinets.

The Transportation Systems segment provides transportation engineering and consulting services related to the planning, design, implementation, operation and management of surface transportation infrastructure systems, and the development of transportation management and traveler information systems for the ITS industry. This segment also includes our performance measurement and information management solution, known as iPeMS, and related traffic analytic consulting services, as well as our commercial vehicle goods movement compliance and inspection platform, known as CVO.  Both iPeMS and CVO are considered software-as-service solutions.

The Agriculture and Weather Analytics segment includes ClearPath Weather, our road-maintenance applications, and ClearAg, our digital analytics solutions. ClearPath Weather provides winter road maintenance recommendations for state agencies, municipalities and for commercial companies. Our ClearAg solutions leverage our EMPower platform, which is an adaptive learning engine that provides a comprehensive database of weather, soil and agronomic information combined with proprietary land-surface modeling, essential to making informed agricultural decisions and solving complex agricultural problems. Our ClearAg solutions include our ClearAg applications, ClearAg application program interfaces (“APIs”) and components, WeatherPlot mobile application, and ClearAg Insights applications.  In July 2017, we launched our ClearAg irrigation APIs, including the EvapoSmart and IMFocus APIs, to enable users to optimize irrigation scheduling, water conservation and plant uptake while reducing watering costs.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2017 and 2016:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended June 30, 2017
Product revenues	$11,280	$643	$—	$11,923
Service revenues	—	14,084	1,176	15,260
Total revenues	$11,280	$14,727	$1,176	$27,183
Segment income (loss)	2,547	2,332	(1,832)	3,047

Three Months Ended June 30, 2016
Product revenues	$10,604	$403	$—	$11,007
Service revenues	—	11,998	922	12,920
Total revenues	$10,604	$12,401	$922	$23,927
Segment income (loss)	2,309	2,346	(1,614)	3,041

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2017	2016
	(In thousands)
Segment income:
Total income from reportable segments	$3,047	$3,041
Unallocated amounts:
Corporate and other expenses	(3,566)	(3,047)
Amortization of intangible assets	(33)	(84)
Other expense, net	(7)	(4)
Interest income, net	2	1
Loss from continuing operations before income taxes	$(557)	$(93)

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plans,” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward looking statements. These forward looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the macroeconomic dynamics in the U.S., we continue to remain cautious about our overall business. We believe an economic slowdown, or a reduction in various funding sources for transportation infrastructure projects and initiatives, would adversely impact our financial results and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and various funding mechanisms exist to support transportation infrastructure and related projects. These include the federal highway bill, bonds, dedicated sales and gas tax measures and other alternative funding sources. Furthermore, through investments in research, development, sales, and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearAg digital analytics solutions, and we expect positive market acceptance to continue in upcoming quarters.

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

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016

Product revenues	43.9%	46.0%
Service revenues	56.1	54.0
Total revenues	100.0	100.0
Cost of product revenues	25.3	24.8
Cost of service revenues	38.3	35.9
Total cost of revenues	63.6	60.7
Gross profit	36.4%	39.3%
Operating expenses:
Selling, general and administrative	32.0	32.6
Research and development	6.4	6.7
Amortization of intangible assets	0.1	0.4
Total operating expenses	38.5	39.7
Operating loss	(2.1)	(0.4)
Non-operating income (expense):
Other expense, net	(0.0)	(0.0)
Interest income, net	0.0	0.0
Loss from continuing operations before income taxes	(2.1)	(0.4)
Benefit (expense) for income taxes	0.0	(0.0)
Loss from continuing operations	(2.1)	(0.4)
Gain on sale of discontinued operation, net of tax	0.3	0.2
Net loss	(1.8)%	(0.2)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product revenues	$11,923	$11,007	$916	8.3%
Service revenues	15,260	12,920	2,340	18.1%
Total revenues	$27,183	$23,927	$3,256	13.6%

Product revenues for the three months ended June 30, 2017 increased 8.3% to $11.9 million, compared to $11.0 million in the corresponding period in the prior year, primarily due to an increase in our core Roadway Sensors equipment sales. Service revenues for the three months ended June 30, 2017 increased 18.1% to $15.3 million, compared to $12.9 million in the corresponding period in the prior year, primarily due to Transportation Systems traffic engineering service revenues. Total revenues for the three months ended June 30, 2017 increased 13.6% to $27.2 million, compared to $23.9 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 19% increase in Transportation Systems revenues, an approximate 6% increase in Roadway Sensors revenues, and an approximate 28% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended June 30, 2017 included approximately $11.3 million in product revenues and no service revenues, reflecting an increase of approximately $676,000 or 6%, compared to the corresponding prior year period. The increase in Roadway Sensors revenues during the three months ended June 30, 2017 was primarily due to higher unit sales of our core Roadway Sensors video detection products, while our distribution of certain OEM products for the traffic intersection market remained relatively consistent at approximately $1.0 million during the three months ended June 30, 2017 and 2016. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended June 30, 2017 included approximately $14.1 million of service revenues, and approximately $643,000 of third-party product sales and revenues derived under certain construction-type contracts that we classify as product revenues.  Total revenues of approximately $14.7 million, reflected an increase of approximately $2.3 million or 19%, compared to the corresponding period in the prior year. This increase was primarily a result of new contract awards, extensions granted on certain large contracts and the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $13.2 million of new backlog during the first quarter of Fiscal 2018. Transportation Systems backlog was approximately $52.8 million as of June 30, 2017, compared to approximately $53.7 million as of June 30, 2016. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in its final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party equipment will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party equipment generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended June 30, 2017 included no product revenue and  approximately $1.2 million of service revenues, reflecting an increase of approximately $254,000 or 28%, compared to the corresponding period in the prior year. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2017. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to pursue commercial opportunities in the  agriculture markets, particularly with seed and crop protection companies, ag retailers, growers, and allied providers, by offering our applications, content, and modeling services that provide analytics and decision support services that leverage our EMPower platform.

Gross Profit.  The following tables present details of our gross profit for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product gross margin	$5,060	$5,075	$(15)	-0.3%
Service gross margin	4,845	4,334	511	11.8%
Total gross margin	$9,905	$9,409	$496	5.3%

Product gross profit as a % of product revenues	42.4%	46.1%
Service gross profit as a % of service revenues	31.7%	33.5%
Total gross margin as a % of total revenues	36.4%	39.3%

Our product gross profit as a percentage of product revenues decreased approximately 37 basis points for the three months ended June 30, 2017 as compared to the corresponding period in the prior year, primarily due to an increase in Transportation Systems third-party product sales which yield lower gross margins than our core Roadway Sensors products. Our service gross profit as a percentage of service revenues for the three months ended June 30, 2017 was relatively consistent with the corresponding period in the prior year. Our total gross profit as a percentage of total revenues decreased approximately 290 basis points for the three months ended June 30, 2017 as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors revenues generally yield higher total gross margins than our other segments. As such, the increase in our Transportation Systems total revenues from approximately 52% of total Company revenues for the three months ended June 30, 2016 to approximately 54% of total Company revenues for the three months ended June 30, 2017 was a primary contributor to our decline in total gross margin. Roadway Sensors revenue decreased as a percentage of total Company revenues from approximately 44% for the three months ended June 30, 2016 to approximately 41% for the three months ended June 30, 2017.

Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize a portion of our Transportation Systems and Agriculture and Weather Analytics revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of related sub-consulting content of such contracts (which sub-consulting content generally results in lower gross margins), as well as factors such as our ability to efficiently utilize our internal workforce, which also could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$6,104	22.5%	$5,440	22.7%	$664	12.2%
Facilities, insurance and supplies	929	3.4	690	2.9	239	34.6
Travel and conferences	577	2.1	649	2.7	(72)	(11.1)
Professional and outside services	965	3.6	886	3.7	79	8.9
Other	122	0.4	140	0.6	(18)	(12.9)
Selling, general and administrative	$8,697	32.0%	$7,805	32.6%	$892	11.4%

The overall increase in selling, general and administrative expense for the three months ended June 30, 2017, as compared to the corresponding period in the prior year, was primarily due to planned headcount increases in corporate marketing, general and administrative positions, as well as increases in the Transportations Systems and Roadway Sensors salesforce headcount, all of which resulted in higher salary and personnel-related costs.

Research and Development Expense.  The following tables present research and development expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,066	3.9%	$765	3.2%	$301	39.3%
Facilities, development and supplies	520	1.9	662	2.8	(142)	(21.5)
Other	141	0.5	183	0.7	(42)	(23.0)
Research and development	$1,727	6.3%	$1,610	6.7%	$117	7.3%

The increase in research and development expense for the three months ended June 30, 2017, compared to the corresponding period in the prior year, was primarily due to the Company’s continued investment in the development of ClearAg and ClearPath Weather solutions. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the agriculture markets. We successfully released a number of generally available advisory applications during Fiscal 2017, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our Agriculture and Weather Analytics segment to enhance the ClearAg and ClearPath Weather solutions. This continued investment may result in increases in research and development costs in future periods.

Income Taxes.  The following table presents our benefit (expense) for income taxes for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Benefit for income taxes	$409	$50	$359
Change in valuation allowance	(408)	(51)	(357)
Total benefit (provision) for income taxes	$1	$(1)	$2	(200.0)%
Effective tax rate	0.2%	(1.0)%

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

At June 30, 2017, we had $22.3 million in working capital, which included $17.6 million in cash and cash equivalents. This compares to working capital of $22.7 million at March 31, 2017, which included $18.2 million in cash and cash equivalents.

The following table summarizes our cash flows for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(85)	$(468)
Investing activities	(718)	(489)
Financing activities	160	14

Operating Activities.  Cash used in our operations for the three months ended June 30, 2017 was primarily the result of approximately $311,000 of working capital used, our net loss of approximately $470,000, partially offset by approximately $696,000 in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations and loss on disposal of equipment.

Cash used in our operations for the three months ended June 30, 2016 was primarily the result of approximately $960,000 of working capital used and our net loss of approximately $38,000, adjusted by approximately $530,000 in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sale of discontinued operation and loss on disposal of equipment.

Investing Activities.  Net cash used in our investing activities during the three months ended June 30, 2017 was primarily the result of approximately $548,000 for purchases of property and equipment primarily related to leasehold improvement to our corporate headquarters, and approximately $307,000 of capitalized software development in the Agriculture and Weather Analytics and Roadway Sensors business segments related to ClearAg assets and VantageLive! development, which was partially offset by approximately $137,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment. Net cash used in our investing activities during the three months ended June 30, 2016 was primarily the result of approximately $292,000 for purchases of property and equipment and approximately $256,000 of capitalized software development in the Agriculture and Weather Analytics business segment related to ClearAg assets.

Financing Activities.  Net cash provided by financing activities during the three months ended June 30, 2017 was the result of approximately $160,000 of cash proceeds from the exercises of stock options. Net cash provided by financing activities during the three months ended June 30, 2016 was the result of approximately $14,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements

Other than our operating leases, we do not have any other material off balance sheet arrangements at June 30, 2017.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours during that quarter. In addition, we have experienced some seasonality related to certain ClearPath Weather services, which adversely impacts such sales in our first and second fiscal quarters, mainly because these services are generally not required during Spring and Summer when weather conditions are comparatively milder.

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

Inherent Limitations on Internal Controls

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation and Other Contingencies” in Note 6 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For additional discussion of risks associated with any legal proceedings, see “Risk Factors” below.

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

•                  competitive bidding and qualification requirements, as well as our ability to replace large contracts once they have been completed;

•                  changes in government policies and political agendas;

•                  maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•                  milestone requirements and liquidated damage and/or contract termination provisions for failure to meet contract milestones; and

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

We recently expanded our Agriculture and Weather Analytics capabilities to address a new market segment, the agricultural market, which may not broadly accept our technologies and new products.  The application of digital analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other companies in this market will perceive the value proposition of our Agriculture and Weather Analytics or that our new ClearAg products for this market, will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand the benefit of our Agriculture and Weather Analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

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

If our security measures are breached and unauthorized access is obtained to our customer’s personal and/or proprietary data in connection with our web-based and mobile application services, we may incur significant liabilities, our services may be perceived as not being secure and customers may curtail or stop using our services, we could incur significant liability to our customers and to individuals or businesses whose information was being stored, our business may suffer and our reputation will be damaged.  Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

We are currently not profitable on a consolidated basis and we may be unable to become profitable on a quarterly or annual basis.  For Fiscal 2017 and our first quarter of Fiscal 2018, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.  Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. We are required to obtain our auditors’ attestation pursuant to Section 404(b) of the Sarbanes-Oxley Act. Going forward, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.

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

Our international business operations may be threatened by many factors that are outside of our control.  While we historically have had limited international sales, revenues and operations experience, we have had Transportation Systems contracts in the United Arab Emirates (“UAE”), for which approximately $535,000 in performance bonds are yet to be released by the UAE Department of Transportation. We also have been expanding our distribution capabilities for our Roadway Sensors segment internationally, particularly in Canada, Australia, New Zealand and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 1, 2014 through August 1, 2017, our common stock has traded at prices as low as $1.48 per share and as high as $6.88 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

•                  changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry in general;

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

For the three months ended June 30, 2017, we did not repurchase any shares. As of June 30, 2017, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

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

Dated: August 8, 2017	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
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