Form 10-Q
period 2017-09-30
ITERIS, INC.
filed 2017-11-07
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 30, 2017, there were 32,787,202 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary. ClearAg®, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart™, IMFocus™, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax™, Pegasus™, Radius™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageLive!™, VantageView™, Velocity®, VersiCam™ and WeatherPlot™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	September 30,	March 31,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$14,922	$18,201
Trade accounts receivable, net of allowance for doubtful accounts of $414 and $389 at September 30, 2017 and March 31, 2017, respectively	15,076	14,299
Unbilled accounts receivable	6,812	6,456
Inventories	2,783	2,250
Prepaid expenses and other current assets	2,499	2,108
Total current assets	42,092	43,314
Property and equipment, net	2,474	2,064
Intangible assets, net	2,320	1,498
Goodwill	15,150	15,150
Other assets	359	319
Total assets	$62,395	$62,345

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,279	$7,886
Accrued payroll and related expenses	5,446	6,443
Accrued liabilities	2,245	2,201
Deferred revenue	4,662	4,049
Total current liabilities	20,632	20,579
Deferred rent	715	649
Deferred income taxes	707	707
Unrecognized tax benefits	159	186
Total liabilities	22,213	22,121
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2017 and March 31, 2017 Issued and outstanding shares - 32,787 at September 30, 2017 and 32,488 at March 31, 2017	3,279	3,249
Additional paid-in capital	138,351	136,968
Accumulated deficit	(101,448)	(99,993)
Total stockholders’ equity	40,182	40,224
Total liabilities and stockholders’ equity	$62,395	$62,345

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Product revenues	$11,702	$11,086	$23,625	$22,093
Service revenues	13,546	12,974	28,806	25,893
Total revenues	$25,248	24,060	$52,431	47,986
Cost of product revenues	6,278	6,196	13,141	12,150
Cost of service revenues	9,002	8,409	19,417	16,972
Total cost of revenues	15,280	14,605	32,558	29,122
Gross profit	9,968	9,455	19,873	18,864
Operating expenses:
Selling, general and administrative	9,153	7,858	17,850	15,663
Research and development	1,881	1,698	3,608	3,308
Amortization of intangible assets	33	84	66	169
Total operating expenses	11,067	9,640	21,524	19,140
Operating loss	(1,099)	(185)	(1,651)	(276)
Non-operating income (expense):
Other income (expense), net	2	(2)	(5)	(6)
Interest income, net	3	4	5	5
Loss from continuing operations before income taxes	(1,094)	(183)	(1,651)	(277)
Benefit for income taxes	33	8	34	7
Loss from continuing operations	(1,061)	(175)	(1,617)	(270)
Gain on sale of discontinued operation, net of tax	77	135	163	191
Net loss	$(984)	$(40)	$(1,454)	$(79)

Loss per share from continuing operations - basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.01)
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.01	$0.01	$0.01
Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Shares used in basic and diluted per share calculations	32,628	32,117	32,567	32,085

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(1,454)	$(79)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(27)	13
Depreciation of property and equipment	388	361
Stock-based compensation	877	486
Amortization of intangible assets	323	354
Gain on sale of discontinued operation, net of tax	(163)	(191)
Loss on disposal of equipment	6	12
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(777)	782
Unbilled accounts receivable and deferred revenue, net	257	(1,624)
Inventories	(533)	379
Prepaid expenses and other assets	(529)	(190)
Accounts payable and accrued expenses	(889)	(24)
Net cash (used in) provided by operating activities	(2,521)	279

Cash flows from investing activities
Purchases of property and equipment	(804)	(401)
Capitalized software development costs	(750)	(461)
Net proceeds from sale of discontinued operation	260	88
Net cash used in investing activities	(1,294)	(774)

Cash flows from financing activities
Proceeds from stock option exercises	566	214
Tax withholding payments for net share settlements of restricted stock units	(30)	(35)
Net cash provided by financing activities	536	179
Decrease in cash and cash equivalents	(3,279)	(316)
Cash and cash equivalents at beginning of period	18,201	16,029
Cash and cash equivalents at end of period	$14,922	$15,713

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	$—	$9
Income taxes	88	47

Supplemental schedule of non-cash investing activities:
Capitalized software development costs included in accounts payable and accrued expenses	$395	$—

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as “Iteris,” the “Company,” “we,” “our” and “us”) is a provider of applied informatics for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. We believe our products, services and solutions, in conjunction with sound traffic and land management, minimize the environmental impact to the roads we travel and the lands we farm. In the agribusiness markets, we have combined our unique intellectual property with enhanced soil, land surface and agronomy modeling techniques to create a set of ClearAg solutions that provide analytical support to large enterprises in the agriculture market, such as seed and crop protection companies, as well as field-specific advisories to individual producers. We continue to make significant investments to leverage our existing technologies and further expand our software-based information systems to offer digital analytics solutions to the agriculture markets. Iteris was incorporated in Delaware in 1987.

Recent Developments

ClearAg Inc.

In April 2017, Iteris, Inc. formed a wholly-owned subsidiary, ClearAg, Inc., a Delaware corporation, to provide ClearAg solutions in the global agribusiness markets.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Fiscal 2017”), filed with the SEC on June 13, 2017. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2018 (“Fiscal 2018”) or any other periods.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude our former Vehicle Sensors segment, which has been classified as a discontinued operation. See Note 3, “Sale of Vehicle Sensors,” for further discussion related to the discontinued operation presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments and estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill and fair value of our stock option awards used to calculate the stock-based compensation.

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

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. Certain Agriculture and Weather Analytics revenues are also derived from long-term contracts with governmental agencies, as well as contracts with commercial companies. Agriculture and Weather Analytics revenues that are derived from contracts with commercial companies are generally from subscription revenue that we typically invoice our customers at the beginning of the term, in multiyear, annual, semi-annual or quarterly installments, and revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues, and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues, when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost plus fixed fee or time and materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

Unbilled Accounts Receivable

Unbilled accounts receivable in the accompanying unaudited consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements, including approximately $426,000 of costs and estimated earnings in excess of billings on uncompleted contracts accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts (“ASC 605-35”). At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project.

Deferred Revenue

Deferred revenue in the accompanying unaudited consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves, including approximately $1.1 million of billings in excess of costs and estimated earnings on uncompleted contracts accounted for under FASB ASC 605-35. The unearned amounts are expected to be earned within the next twelve months.

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

We have historically had a diverse customer base. For the three and six months ended September 30, 2017, one individual customer represented greater than 10% of our total revenues. For the three and six months ended September 30, 2016, one individual customer represented more than 10% of our total revenues. As of September 30, 2017, one individual customer represented more than 10% of our total accounts receivable. As of March 31, 2017, no individual customer represented more than 10% of our total accounts receivable.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of 90 days or less.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $2.5 million as of September 30, 2017 and $2.1 million as of March 31, 2017, and included approximately $535,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to be released in the second half of our Fiscal 2018.

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

In Fiscal 2017, we adopted the provisions issued by the FASB that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of September 30, 2017, we determined that no adjustments to the carrying value of goodwill were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of September 30, 2017, there was no impairment to our long-lived and intangible assets.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017, with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently executing a plan to evaluate the full impact of the adoption on our consolidated financial statements, as well as any changes to our accounting policies. We have preliminarily elected to adopt Topic 606 using the modified retrospective transition method.

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

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2017	2017
	(In thousands)
Materials and supplies	$1,159	$887
Work in process	295	298
Finished goods	1,329	1,065
	$2,783	$2,250

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	September 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Technology	$1,856	$(1,852)	$4	$1,856	$(1,828)	$28
Customer contracts / relationships	750	(746)	4	750	(726)	24
Trade names and non-compete agreements	1,110	(1,087)	23	1,110	(1,066)	44
Capitalized software development costs	3,302	(1,013)	2,289	2,158	(756)	1,402
Total	$7,018	$(4,698)	$2,320	$5,874	$(4,376)	$1,498

As of September 30, 2017, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2018	$384
2019	863
2020	578
2021	233
2022	131
Thereafter	131
$2,320

Warranty Reserve Activity

Warranty reserve was recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2017	2016
	(In thousands)
Balance at beginning of fiscal year	$278	$193
Additions charged to cost of sales	359	88
Warranty claims	(294)	(78)
Balance at end of period	$343	$203

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

Loss Per Share

The following table sets forth the reconciliation of weighted average common shares used in basic per share computations and weighted average common shares used in diluted per share computations in the unaudited consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Denominator:
Weighted average common shares used in basic computation	32,628	32,117	32,567	32,085
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted computation	32,628	32,117	32,567	32,085

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Stock options	3,927	3,367	3,852	3,339
Restricted stock units	289	175	261	174

3.                                      Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (the “Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale through September 30, 2017, we received approximately $2.4 million in connection with the royalty related earn-out provisions for a total of $17.7 million in cash received from the asset sale as of September 30, 2017.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments at the time of the Asset Sale, qualified as a discontinued operation. For the six months ended September 30, 2017 and 2016, we recorded a gain on sale of discontinued operation of approximately $163,000 and $191,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the six months ended September 30, 2017 and 2016.

5.                                      Income Taxes

The following table sets forth our benefit for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except percentages)

Benefit for income taxes	$650	$92	$899	$141
Change in valuation allowance	(617)	(84)	(865)	(134)
Total benefit for income taxes	$33	$8	$34	$7
Effective tax rate	3.0%	4.3%	2.0%	2.5%

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

On September 15, 2016, a stockholder class action and derivative action (captioned Ionni v. Bergera, et al., Case No. 16-cv00807-RGA) was filed in the United States District Court for the District of Delaware (the “Court”) against certain of the Company’s current and former directors and officers (the “Individual Defendants”) and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaint asserted claims for breach of fiduciary duty and unjust enrichment. Plaintiff contended that, in 2014 and 2015, the Individual Defendants caused the Company to issue purportedly false and misleading proxy statements in connection with the Company’s annual meeting of stockholders in 2014 and 2015 (collectively, the “Proxy Statements”). In those Proxy Statements, the Company’s stockholders were asked to approve amendments (the “Amendments”) to increase the number of shares of the Company’s common stock reserved for issuance under the Iteris, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). Among other things, Plaintiff alleged that the Proxy Statements were materially false and misleading because they affirmatively represented that no person could receive more than 500,000 stock options or SARs under the 2007 Plan in any fiscal year (the “Share Limit”) and failed to disclose that the Compensation Committee had the discretion to approve an annual grant to a 2007 Plan participant in excess of that amount. Plaintiff contended that, in voting to approve the Amendments, the Company’s stockholders were not fully informed and, therefore, the Amendments were not valid. Plaintiff sought rescission of any stock options granted pursuant to the Amendments, including the option to purchase up to 1,350,000 shares of the Company’s common stock that was granted in September 2015 to Mr. Bergera (the “CEO Option”) in connection with his appointment to serve as President and Chief Executive Officer of the Company.

The Individual Defendants denied that they breached their fiduciary duties and the Company believed (and still believes) the Amendments were properly approved and that all of the options granted pursuant to the Amendments, including the CEO Option, were valid. Nonetheless, to eliminate the burden, expense and uncertainty of the litigation, on November 8, 2016, the parties entered into a Memorandum of Understanding (“MOU”) setting forth their agreement in principle to resolve the litigation. In consideration for a release of claims and dismissal of this litigation with prejudice, the Company agreed to submit a proposal at its 2016 Annual Meeting of Stockholders seeking stockholder approval for that portion of the CEO Option that exceeds the Share Limit (i.e., the 850,000 options above the Share Limit (the “Excess Shares”)). The Company submitted a proposal of the Excess Shares for approval by the Company stockholders at the 2016 Annual Meeting of Stockholders. On December 15, 2016, the Company’s stockholders approved the Excess Shares.

On April 28, 2017, the parties entered into a Stipulation of Settlement and Compromise (the “Stipulation”) that provides for, among other things, a release of claims against Defendants. Under the Stipulation, Defendants agreed not to oppose any award of attorneys’ fees and expenses to Plaintiff up to $215,000. On May 2, 2017, the parties filed a motion for preliminary approval of the settlement. On May 11, 2017, the Court issued an order requesting briefing from the parties regarding the scope of the proposed release in the settlement, and on May 22, 2017, Defendants and Plaintiff each filed a letter brief to the Court in response to the order. On June 2, 2017, the Court issued an order granting the motion for preliminary approval, approving notice of the settlement, and scheduling a settlement approval hearing for September 8, 2017.  At the settlement hearing on September 8, 2017, the Court approved the settlement and entered a final judgment dismissing the action with prejudice.  No stockholder objected to either the settlement or the proposed fee award.  The settlement became effective on October 10, 2017, because as of that date, the dismissal of the action is no longer subject to appeal.  Pursuant to the settlement terms, Defendants have caused to be paid via wire the above award amount on or about October 27, 2017.  An immaterial accrued liability for the settlement is included in the accompanying consolidated balance sheet as of September 30, 2017 and March 31, 2017.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013 and on August 11, 2016. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of September 30, 2017, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

7.                                      Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. As of 2016 Annual Meeting of Stockholders, no future shares could be granted under the 2007 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At September 30, 2017, there were approximately 2.3 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 3.6 million as of September 30, 2017.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2017	3,776	$2.76
Granted	150	6.07
Exercised	(289)	1.96
Forfeited	(31)	3.98
Expired	—	—
Options outstanding at September 30, 2017	3,606	$2.95

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2017 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2017	232
Granted	10
Vested	(15)
Forfeited	(2)
RSUs outstanding at September 30, 2017	225

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$16	$12	$31	$22
Selling, general and administrative expense	376	233	768	433
Research and development expense	36	17	78	31
Total stock-based compensation expense	$428	$262	$877	$486

At September 30, 2017, there was approximately $3.0 million and $574,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years for stock options and 1.5 years for RSUs.

8.                                      Stock Repurchase Program

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors cancelled the initial stock repurchase program and the approximate $1.7 million of remaining funds, and approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and six months ended September 30, 2017, we did not repurchase any shares. As of September 30, 2017, approximately $1.7 million remained available for the repurchase of our common stock under our current stock purchase program. From inception of the program in August 2011 through September 30, 2017, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2017, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

9.                                      Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

The Roadway Sensors segment provides hardware and software products to multiple segments of the ITS market that use advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle, and pedestrian detection and transmission of both video images and data using various communication technologies. These products primarily consist of various vehicle detection and information systems and products for traffic intersection control, communication, incident detection, and roadway traffic data collection applications. These include, among other products, our Vantage, VantageNext, VersiCam, Vantage Vector, SmartCycle, PedTrax, SmartSpan, Pegasus, Velocity, and P-series products. In May 2017, we announced the release of VantageLive!, a cloud-based intersection data analytics service that allows users to view intersection activity by collecting and analyzing vehicle, bicycle and pedestrian data through our Vantage platform in order to maximize traffic signal efficiency and improve intersection safety conditions. Our Roadway Sensors segment also includes the sale of certain complementary original equipment manufacturer (“OEM”) products for the traffic intersection market, which include, among other things, intersection controllers and component cabinets.

The Transportation Systems segment provides transportation engineering and consulting services related to the planning, design, implementation, operation and management of surface transportation infrastructure systems, and the development of transportation management and traveler information systems for the ITS industry. This segment also includes our performance measurement and information management solution, known as “iPeMS”, and related traffic analytic consulting services, as well as our commercial vehicle goods movement compliance and inspection platform, known as “CVIEW-Plus”. Both iPeMS and CVIEW-Plus are considered software-as-a-service solutions.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2017 and 2016:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended September 30, 2017
Product revenues	$11,150	$552	$—	$11,702
Service revenues	111	12,542	893	13,546
Total revenues	$11,261	$13,094	$893	$25,248
Segment income (loss)	2,790	1,933	(2,236)	2,487

Three Months Ended September 30, 2016
Product revenues	$10,833	$253	$—	$11,086
Service revenues	62	12,074	838	12,974
Total revenues	$10,895	$12,327	$838	$24,060
Segment income (loss)	2,647	2,549	(2,077)	3,119

Six Months Ended September 30, 2017
Product revenues	$22,430	$1,195	$—	$23,625
Service revenues	111	26,626	2,069	28,806
Total revenues	$22,541	$27,821	$2,069	$52,431
Segment income (loss)	5,337	4,265	(4,068)	5,534

Six Months Ended September 30, 2016
Product revenues	$21,437	$656	$—	$22,093
Service revenues	62	24,070	1,761	25,893
Total revenues	$21,499	$24,726	$1,761	$47,986
Segment income (loss)	4,956	4,894	(3,690)	6,160

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Segment income (loss):
Total income from reportable segments	$2,487	$3,119	$5,534	$6,160
Unallocated amounts:
Corporate and other expenses	(3,553)	(3,220)	(7,119)	(6,267)
Amortization of intangible assets	(33)	(84)	(66)	(169)
Other expense, net	2	(2)	(5)	(6)
Interest income, net	3	4	5	5
Loss from continuing operations before income taxes	$(1,094)	$(183)	$(1,651)	$(277)

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plans,” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Business Outlook. Given the current ongoing uncertainties regarding global economic conditions, as well as the macroeconomic dynamics in the U.S., we continue to remain cautious about our overall business. We believe an economic slowdown, or a reduction in various funding sources for transportation infrastructure projects and initiatives, would adversely impact our financial results and may impair our ability to accurately forecast our future financial performance and other business trends. In addition, since the end users of a majority of our products and services are currently governmental entities, we have been, and may continue to be, negatively affected by budgetary issues and delays in purchasing decisions that many municipalities and other state and local agencies continue to face. Spending for new roadways, new systems to address traffic congestion and other transportation infrastructure improvements has been delayed or eliminated in some instances. However, we believe the need to rebuild and modernize aging transportation infrastructure will continue, and various funding mechanisms exist to support transportation infrastructure and related projects. These include the federal highway bill, bonds, dedicated sales and gas tax measures and other alternative funding sources. Furthermore, through investments in research and development, and sales and marketing, we are entering into new commercial markets, in particular the agriculture industry, offering our ClearAg digital analytics solutions, and we expect positive market acceptance to continue in upcoming quarters.

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

Results of Operations

The following table sets forth unaudited statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Product revenues	46.3%	46.1%	45.1%	46.0%
Service revenues	53.7	53.9	54.9	54.0
Total revenues	100.0	100.0	100.0	100.0
Cost of product revenues	24.8	25.7	25.1	25.3
Cost of service revenues	35.7	35.0	37.0	35.4
Total cost of revenues	60.5	60.7	62.1	60.7
Gross profit	39.5%	39.3%	37.9%	39.3%
Operating expenses:
Selling, general and administrative	36.3	32.7	34.0	32.6
Research and development	7.5	7.1	6.9	6.9
Amortization of intangible assets	0.1	0.3	0.1	0.4
Total operating expenses	43.9	40.1	41.0	39.9
Operating loss	(4.4)	(0.8)	(3.1)	(0.6)
Non-operating income (expense):
Other income (expense), net	0.0	(0.0)	(0.0)	(0.0)
Interest income, net	0.0	0.0	0.0	0.0
Loss from continuing operations before income taxes	(4.4)	(0.8)	(3.1)	(0.6)
Benefit for income taxes	0.1	0.0	0.1	0.0
Loss from continuing operations	(4.3)	(0.8)	(3.0)	(0.6)
Gain on sale of discontinued operation, net of tax	0.3	0.6	0.3	0.4
Net loss	(4.0)%	(0.2)%	(2.7)%	(0.2)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product revenues	$11,702	$11,086	$616	5.6%
Service revenues	13,546	12,974	572	4.4%
Total revenues	$25,248	$24,060	$1,188	4.9%

	Six Months Ended
	September 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product revenues	$23,625	$22,093	$1,532	6.9%
Service revenues	28,806	25,893	2,913	11.3%
Total revenues	$52,431	$47,986	$4,445	9.3%

Product revenues for the three months ended September 30, 2017 increased 5.6% to $11.7 million, compared to $11.1 million in the corresponding period in the prior year, primarily due to an increase in our core Roadway Sensors equipment sales. Service revenues for the three months ended September 30, 2017 increased 4.4% to $13.5 million, compared to $13.0 million in the corresponding period in the prior year, primarily due to higher Transportation Systems traffic engineering service revenues. Total revenues for the three months ended September 30, 2017 increased 4.9% to $25.2 million, compared to $24.1 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 6% increase in Transportation Systems revenues, an approximate 3% increase in Roadway Sensors revenues, and an approximate 7% increase in Agriculture and Weather Analytics revenues.

Product revenues for the six months ended September 30, 2017 increased 6.9% to $23.6 million, compared to $22.1 million in the corresponding period in the prior year, primarily due to an increase in our core Roadway Sensors equipment sales. Service revenues for the six months ended September 30, 2017 increased 11.3% to $28.8 million, compared to $25.9 million in the corresponding period in the prior year, primarily due to Transportation Systems traffic engineering service revenues. Total revenues for the six months ended September 30, 2017 increased 9.3% to $52.4 million, compared to $48.0 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 13% increase in Transportation Systems revenues, an approximate 5% increase in Roadway Sensors revenues, and an approximate 18% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended September 30, 2017 included approximately $11.2 million in product revenues and approximately $111,000 of service revenues, reflecting an increase in total revenues of approximately $366,000 or 3%, compared to the corresponding prior year period. Revenues for the six months ended September 30, 2017 included approximately $22.4 million in product revenues and $111,000 of service revenues, reflecting an increase in total revenues of approximately $1.0 million or 5%, compared to the corresponding prior year period. The increase in Roadway Sensors revenues during the three months ended September 30, 2017 was primarily due to higher unit sales of our core Roadway Sensors video detection products, which was slightly offset by a decrease in our distribution of certain OEM products for the traffic intersection market of approximately $492,000 or 36%, to approximately $867,000, compared to the corresponding prior year period. A factor for the decrease of our OEM products sales were due to the catastrophic effect of hurricanes during the current period in certain key markets.  Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended September 30, 2017 included approximately $12.5 million of service revenues, and approximately $552,000 of third-party product sales and revenues derived under certain construction-type contracts that we classify as product revenues. Revenues for the six months ended September 30, 2017 included approximately $26.7 million of service revenues, and approximately $1.2 million of third-party product sales and revenues derived under certain construction-type contracts that we classify as product revenues. Total revenues for the three months ended September 30, 2017 of approximately $13.1 million, reflected an increase of approximately $768,000 or 6%, compared to the corresponding period in the prior year. Total revenues for the six months ended September 30, 2017 of approximately $27.8 million, reflected an increase of approximately $3.1 million or 13%, compared to the corresponding period in the prior year. These increases during the three and six month periods ended September 30, 2017 were primarily a result of new contract awards, extensions granted on certain large contracts and the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $10.8 million of new backlog during the second quarter of Fiscal 2018. Transportation Systems backlog was approximately $50.5 million as of September 30, 2017, compared to approximately $54.3 million as of September 30, 2016. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in its final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party equipment will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party equipment generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended September 30, 2017 included no product revenue and approximately $893,000 of service revenues, largely consisting of subscription revenues, reflecting an increase of approximately $55,000 or 7%, compared to the corresponding period in the prior year. Revenues for the six months ended September 30, 2017 included no product revenue and  approximately $2.1 million of service revenues, reflecting an increase of approximately $308,000 or 18%, compared to the corresponding period in the prior year. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2017. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to pursue commercial opportunities in the  agriculture markets, particularly with seed and crop protection companies, ag retailers, growers, and allied providers, by offering our applications, content, and modeling services that provide analytics and decision support services that leverage our EMPower platform.

Gross Profit.  The following tables present details of our gross profit for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product gross margin	$5,424	$4,890	$534	10.9%
Service gross margin	4,544	4,565	(21)	(0.5)%
Total gross margin	$9,968	$9,455	$513	5.4%

Product gross profit as a % of product revenues	46.4%	44.1%
Service gross profit as a % of service revenues	33.5%	35.2%
Total gross margin as a % of total revenues	39.5%	39.3%

	Six Months Ended
	September 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product gross margin	$10,484	$9,943	$541	5.4%
Service gross margin	9,389	8,921	468	5.2%
Total gross margin	$19,873	$18,864	$1,009	5.3%

Product gross profit as a % of product revenues	44.4%	45.0%
Service gross profit as a % of service revenues	32.6%	34.5%
Total gross margin as a % of total revenues	37.9%	39.3%

Our product gross profit as a percentage of product revenues increased approximately 224 basis points for the three months ended September 30, 2017 as compared to the corresponding period in the prior year, primarily due to an increase in Roadway Sensors core video detection products, which typically yield higher gross margins than our Roadway Sensors distribution sales, as well as our Transportation Systems third-party product sales.  Product gross profit as a percentage of product revenues decreased approximately 63 basis points for the six months ended September 30, 2017 as compared to the corresponding period in the prior year, primarily due to an increase in Transportation Systems third-party product sales, which generally yield lower gross margins than our core Roadway Sensors products. Our service gross profit as a percentage of service revenues for the three and six months ended September 30, 2017 decreased 164 and 186 basis points, respectively, as compared to the corresponding periods in the prior year, primarily due to the contract mix and the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our workforce. Our total gross profit as a percentage of total revenues for the three months ended September 30, 2017 was relatively consistent with the corresponding period in the prior year. Our total gross profit as a percentage of total revenues decreased approximately 141 basis points for the six months ended September 30, 2017 as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors revenues generally yield higher total gross margins than our other segments. As such, the increase in our Transportation Systems total revenues from approximately 52% of total Company revenues for the six months ended September 30, 2016 to approximately 53% of total revenues for the six months ended September 30, 2017 was a primary contributor to our decline in total gross margin. Roadway Sensors revenue decreased as a percentage of total Company revenues from approximately 45% for the six months ended September 30, 2016 to approximately 43% for the six months ended September 30, 2017.

Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

We recognize a portion of our Transportation Systems and Agriculture and Weather Analytics revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract and sub-consulting mix, as well as factors such as our ability to efficiently utilize our internal workforce, which also could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$6,238	24.7%	$5,769	24.0%	$469	8.1%
Facilities, insurance and supplies	1,066	4.2	760	3.2	306	40.3
Travel and conferences	642	2.5	609	2.5	33	5.4
Professional and outside services	1,046	4.1	919	3.8	127	13.8
Other	161	0.6	(199)	(0.8)	360	(180.9)
Selling, general and administrative	$9,153	36.1%	$7,858	32.7%	$1,295	16.5%

	Six Months Ended		Six Months Ended
	September 30, 2017		September 30, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$12,342	23.5%	$11,209	23.3%	$1,133	10.1%
Facilities, insurance and supplies	1,995	3.8	1,450	3.0	545	37.6
Travel and conferences	1,219	2.3	1,258	2.6	(39)	(3.1)
Professional and outside services	2,011	3.8	1,805	3.8	206	11.4
Other	283	0.5	(59)	-0.1	342	(579.7)
Selling, general and administrative	$17,850	33.9%	$15,663	32.6%	$2,187	14.0

The overall increase in selling, general and administrative expense for the three and six months ended September 30, 2017, as compared to the corresponding periods in the prior year, was primarily due to planned headcount increases in general and administrative positions, as well as increases in the Transportations Systems and Roadway Sensors salesforce headcount, all of which resulted in higher salary and personnel-related costs.  The overall increase was also attributable to an increase in other selling, general and administrative expenses, primarily due to a reversal of certain bad debt reserves on specific accounts receivable that were subsequently collected during the six month period ended September 30, 2016, which did not reoccur in the six month period ended September 30, 2017.

Research and Development Expense.  The following tables present research and development expense for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,197	4.7%	$971	4.0%	$226	23.3%
Facilities, development and supplies	499	2.0	557	2.3	(58)	(10.4)
Other	185	0.7	170	0.8	15	8.8
Research and development	$1,881	7.4%	$1,698	7.1%	$183	10.8%

	Six Months Ended		Six Months Ended
	September 30, 2017		September 30, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$2,263	4.3%	$1,737	3.7%	$526	30.3%
Facilities, development and supplies	1,019	1.9	1,219	2.5	(200)	(16.4)
Other	326	0.6	352	0.7	(26)	(7.4)
Research and development	$3,608	6.8%	$3,308	6.9%	$300	9.1

The increase in research and development expense for the three and six months ended September 30, 2017, compared to the corresponding period in the prior year, was primarily due to the Company’s continued investment in the development of ClearAg and ClearPath Weather solutions, and Roadway Sensors products. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the agriculture markets. We successfully released a number of grower advisory applications during Fiscal 2017 and 2018, including our Harvest Advisor, Nitrogen Advisor, and Irrigation Advisor. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our Agriculture and Weather Analytics segment to enhance the ClearAg and ClearPath Weather solutions. This continued investment may result in higher research and development costs in future periods.

Income Taxes.  The following table presents our benefit for income taxes for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)

Benefit for income taxes	$650	$92	$558
Change in valuation allowance	(617)	(84)	(533)
Total benefit for income taxes	$33	$8	$25	312.5%
Effective tax rate	3.0%	4.3%

	Six Months Ended
	September 30,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)

Benefit for income taxes	$899	$141	$758
Change in valuation allowance	(865)	(134)	(731)
Total benefit for income taxes	$34	$7	$27	385.7%
Effective tax rate	2.0%	2.5%

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

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations and our cash reserves to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders. There is no assurance that we will be able to secure additional funding on a timely basis, on terms acceptable to us, or at all.

At September 30, 2017, we had $21.5 million in working capital, which included $14.9 million in cash and cash equivalents. This compares to working capital of $22.7 million at March 31, 2017, which included $18.2 million in cash and cash equivalents.

The following table summarizes our cash flows for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(2,521)	$279
Investing activities	(1,294)	(774)
Financing activities	536	179

Operating Activities.  Cash used in our operations for the six months ended September 30, 2017 was primarily the result of approximately $2.4 million of working capital used, our net loss of approximately $1.5 million, partially offset by approximately $1.4 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations and loss on disposal of equipment.

Cash used in our operations for the six months ended September 30, 2016 was primarily the result of approximately $677,000 of working capital used and our net loss of approximately $79,000, adjusted by approximately $1.0 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sale of discontinued operation and loss on disposal of equipment.

Investing Activities.  Net cash used in our investing activities during the six months ended September 30, 2017 was primarily the result of approximately $804,000 for purchases of property and equipment primarily related to leasehold improvement to our corporate headquarters, and approximately $750,000 of capitalized software development in the Agriculture and Weather Analytics and Roadway Sensors business segments related to ClearAg assets and VantageLive! development, as well as the capitalized software development of our Oracle ERP system. These investments were partially offset by approximately $260,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment. Net cash used in our investing activities during the six months ended September 30, 2016 was primarily the result of approximately $401,000 for purchases of property and equipment and approximately $461,000 of capitalized software development in the Agriculture and Weather Analytics business segment related to ClearAg assets, which was offset by approximately $88,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2017 was the result of approximately $566,000 of cash proceeds from the exercises of stock options, partially offset by approximately $30,000 of tax withholding payments for net share settlements of restricted stock units. Net cash provided by financing activities during the six months ended September 30, 2016 was the result of approximately $214,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements

Other than our operating leases, we do not have any other material off balance sheet arrangements at September 30, 2017.

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

We recently expanded our Agriculture and Weather Analytics capabilities to address a new market segment, the agricultural market, which may not broadly accept our technologies and new products.  The application of digital analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional research and development, and sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other companies in this market will perceive the value proposition of our Agriculture and Weather Analytics or that our new ClearAg products for this market will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand and appreciate the benefit of our Agriculture and Weather Analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

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

We believe that we must continue to make substantial investments to support ongoing research and development in order to develop new or enhanced products and software to remain competitive. We need to continue to develop and introduce new products that incorporate the latest technological advancements in outdoor image processing hardware, camera technologies, software and analysis in response to evolving customer requirements. We cannot assure you that we will be able to adequately manage product transition issues. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements or if we cannot adequately manage inventory issues typically related to new product transitions and introductions. We cannot assure you that any such investments in research and development will lead to any corresponding increase in revenue.

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

•                  the timing of new contract awards and availability of funding;

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

We are currently not profitable on a consolidated basis and we may be unable to become profitable on a quarterly or annual basis.  For Fiscal 2017 and our first two quarters of Fiscal 2018, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If we are not able to maintain effective internal controls over financial reporting, we may lose the confidence of investors and analysts and our stock price could decline.

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  We have historically experienced volatility in our earnings and cash flows from operations from year to year and incurred a net loss of $1.5 million for the six months ended September 30, 2017. Should the credit markets further tighten or our business declines, we may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From April 1, 2014 through October 30, 2017, our common stock has traded at prices as low as $1.48 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

For the three and six months ended September 30, 2017, we did not repurchase any shares. As of September 30, 2017, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

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

Dated: November 7, 2017	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)