Form 10-Q
period 2017-12-31
ITERIS, INC.
filed 2018-02-07
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 30, 2018, there were 33,073,149 shares of common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. CheckPoint™, ClearAg®, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart™, IMFocus™, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax®, Pegasus™, SmartCycle®, SmartSpan®, TransitHelper®, Vantage®, VantageLive!™, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, VersiCam™ and WeatherPlot™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	December 31,	March 31,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$16,803	$18,201
Trade accounts receivable, net of allowance for doubtful accounts of $408 and $389 at December 31, 2017 and March 31, 2017, respectively	13,645	14,299
Unbilled accounts receivable	7,175	6,456
Inventories	2,972	2,250
Prepaid expenses and other current assets	1,452	2,108
Total current assets	42,047	43,314
Property and equipment, net	2,444	2,064
Deferred income taxes	652	—
Intangible assets, net	3,034	1,498
Goodwill	15,150	15,150
Other assets	340	319
Total assets	$63,667	$62,345

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,904	$7,886
Accrued payroll and related expenses	7,043	6,443
Accrued liabilities	1,880	2,201
Deferred revenue	4,654	4,049
Total current liabilities	21,481	20,579
Deferred rent	677	649
Deferred income taxes	—	707
Unrecognized tax benefits	164	186
Total liabilities	22,322	22,121
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2017 and March 31, 2017
Issued and outstanding shares - 33,055 at December 31, 2017 and 32,488 at March 31, 2017	3,306	3,249
Additional paid-in capital	139,143	136,968
Accumulated deficit	(101,104)	(99,993)
Total stockholders’ equity	41,345	40,224
Total liabilities and stockholders’ equity	$63,667	$62,345

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Product revenues	$11,995	$10,046	$35,620	$32,139
Service revenues	14,031	12,645	42,837	38,539
Total revenues	$26,026	$22,691	$78,457	$70,678
Cost of product revenues	7,299	5,581	20,438	17,731
Cost of service revenues	8,784	8,490	28,203	25,463
Total cost of revenues	16,083	14,071	48,641	43,194
Gross profit	9,943	8,620	29,816	27,484
Operating expenses:
Selling, general and administrative	9,098	8,035	26,948	23,698
Research and development	1,946	1,979	5,554	5,287
Amortization of intangible assets	18	80	84	248
Total operating expenses	11,062	10,094	32,586	29,233
Operating loss	(1,119)	(1,474)	(2,770)	(1,749)
Non-operating income (expense):
Other expense, net	(9)	(1)	(14)	(7)
Interest income, net	3	4	8	9
Loss from continuing operations before income taxes	(1,125)	(1,471)	(2,776)	(1,747)
Benefit for income taxes	1,373	4	1,407	11
Income (loss) from continuing operations	248	(1,467)	(1,369)	(1,736)
Gain on sale of discontinued operation, net of tax	95	87	258	278
Net income (loss)	$343	$(1,380)	$(1,111)	$(1,458)

Income (loss) per share from continuing operations - basic and diluted	$0.01	$(0.05)	$(0.04)	$(0.05)
Gain per share from sale of discontinued operation - basic and diluted	$0.00	$0.01	$0.01	$0.01
Net income (loss) per share - basic and diluted	$0.01	$(0.04)	$(0.03)	$(0.04)

Shares used in basic per share calculations	32,877	32,205	32,670	32,125
Shares used in diluted per share calculations	34,258	32,205	32,670	32,125

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(1,111)	$(1,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(1,381)	24
Depreciation of property and equipment	593	544
Stock-based compensation	1,325	718
Amortization of intangible assets	525	512
Gain on sale of discontinued operation, net of tax	(258)	(278)
Loss on disposal of equipment	15	14
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	654	798
Unbilled accounts receivable and deferred revenue, net	(114)	(125)
Inventories	(722)	400
Prepaid expenses and other assets	491	(275)
Accounts payable and accrued expenses	98	1,500
Net cash provided by operating activities	115	2,374

Cash flows from investing activities
Purchases of property and equipment	(988)	(497)
Capitalized software development costs	(1,834)	(572)
Net proceeds from sale of discontinued operation	402	364
Net cash used in investing activities	(2,420)	(705)

Cash flows from financing activities
Proceeds from stock option exercises	986	238
Tax withholding payments for net share settlements of restricted stock units	(79)	(55)
Net cash provided by financing activities	907	183
Increase (decrease) in cash and cash equivalents	(1,398)	1,852
Cash and cash equivalents at beginning of period	18,201	16,029
Cash and cash equivalents at end of period	$16,803	$17,881

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$14
Income taxes	128	52

Supplemental schedule of non-cash investing and financing activities:
Capitalized software development costs included in accounts payable and accrued expenses	$227	$—

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

1.            Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as “Iteris,” the “Company,” “we,” “our” and “us”) is a provider of applied informatics for both the traffic management and global agribusiness markets. We are focused on the development and application of advanced technologies and software-based information systems that make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. By combining our unique intellectual property, products, decades of experience in traffic management, weather forecasting solutions and information technologies, we offer a broad range of Intelligent Transportation Systems (“ITS”) solutions to customers throughout the U.S. and internationally. In the agribusiness markets, we have combined our unique intellectual property with enhanced soil, land surface and agronomy modeling techniques to create a set of ClearAg solutions that provide analytical support to large enterprises in the agriculture market, such as seed and crop protection companies, as well as field-specific advisories to individual producers. We believe our products, services and solutions, in conjunction with sound traffic and land management, improve and safely optimize mobility within our communities and ready our roadways for smart cities and minimize the environmental impact to the roads we travel and the lands we farm. We continue to make significant investments to leverage our existing technologies and further expand our software-based information systems to offer digital analytics solutions to the agriculture markets. Iteris was incorporated in Delaware in 1987.

Recent Developments

ClearAg, Inc.

In April 2017, Iteris, Inc. formed a wholly-owned subsidiary, ClearAg, Inc., a Delaware corporation, to provide ClearAg solutions in the global agribusiness markets.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Fiscal 2017”), filed with the SEC on June 13, 2017. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended December 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2018 (“Fiscal 2018”) or any other periods.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude our former Vehicle Sensors segment, which has been classified as a discontinued operation. See Note 3, “Sale of Vehicle Sensors,” for further discussion related to the discontinued operation presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate the stock-based compensation.

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

Transportation Systems revenues are derived primarily from long-term contracts with governmental agencies. Certain Agriculture and Weather Analytics revenues are also derived from long-term contracts with governmental agencies, as well as contracts with commercial companies. Agriculture and Weather Analytics revenues that are derived from contracts with commercial companies are generally from subscription revenue that we typically invoice our customers at the beginning of the term, in multiyear, annual, semi-annual or quarterly installments, and revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. When appropriate, revenues are recognized using the percentage of completion method of accounting, whereby revenue is recognized as contract performance progresses and is determined based on the relationship of costs incurred to total estimated costs. Changes in job performance and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues, and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues, when their realization is reasonably assured. Certain of our revenues are recognized as services are performed and amounts are earned, which is measured by time incurred or other contractual milestones or output measures. Revenues accounted for in this manner generally relate to certain fixed fee professional services, cost plus fixed fee, or time and materials contracts. Revenues for ongoing operations and maintenance services contracts are generally accounted for ratably as the services are performed throughout the term of the contract. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

Unbilled Accounts Receivable

Unbilled accounts receivable in the accompanying unaudited consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements, including approximately $722,000 of costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2017, accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts (“ASC 605-35”). At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month’s costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project.

Deferred Revenue

Deferred revenue in the accompanying unaudited consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves, including approximately $1.3 million of billings in excess of costs and estimated earnings on uncompleted contracts as of December 31, 2017, accounted for under FASB ASC 605-35. The unearned amounts are expected to be earned within the next twelve months.

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

Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, South America and Asia. We generally do not require collateral or other security from our customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

We have historically had a diverse customer base. For the three and nine months ended December 31, 2017, one individual customer represented greater than 10% of our total revenues. For the three and nine months ended December 31, 2016, one individual customer represented more than 10% of our total revenues. As of December 31, 2017, one individual customer represented more than 10% of our total accounts receivable. As of March 31, 2017, no individual customer represented more than 10% of our total accounts receivable.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of 90 days or less.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.5 million as of December 31, 2017 and $2.1 million as of March 31, 2017, and included approximately $160,000 and approximately $535,000, respectively, of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect the requirements on the remaining performance bonds, and the related cash collateral restrictions, to be released in the fourth quarter of Fiscal 2018.

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

In Fiscal 2017, we adopted FASB ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of December 31, 2017, we determined that no adjustments to the carrying value of goodwill were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of December 31, 2017, there was no impairment to our long-lived and intangible assets.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017, with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the full impact of the adoption on our consolidated financial statements, as well as any changes to our accounting policies. We have  preliminarily elected to adopt Topic 606 using the modified retrospective transition method. We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.  We plan to quantify and disclose the impact to our financial statement information in our Annual Report on Form 10-K for the year ending March 31, 2018.

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

2.            Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2017	2017
	(In thousands)
Materials and supplies	$1,615	$887
Work in process	219	298
Finished goods	1,138	1,065
	$2,972	$2,250

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	December 31, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Technology	$1,856	$(1,856)	$—	$1,856	$(1,828)	$28
Customer contracts / relationships	750	(750)	—	750	(726)	24
Trade names and non-compete agreements	1,110	(1,098)	12	1,110	(1,066)	44
Capitalized software development costs	4,219	(1,197)	3,022	2,158	(756)	1,402
Total	$7,935	$(4,901)	$3,034	$5,874	$(4,376)	$1,498

As of December 31, 2017, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2018	$200
2019	1,136
2020	855
2021	427
2022	333
Thereafter	83
$3,034

Warranty Reserve Activity

Warranty reserve was recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2017	2016
	(In thousands)
Balance at beginning of fiscal year	$278	$193
Additions charged to cost of sales	512	218
Warranty claims	(400)	(138)
Balance at end of period	$390	$273

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

Earnings (loss) Per Share

The following table sets forth the reconciliation of weighted average common shares used in basic per share computations and weighted average common shares used in diluted per share computations in the unaudited consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)
Numerator:
Income (loss) from continuing operations	$248	$(1,467)	$(1,369)	$(1,736)
Gain on sale of discontinued operation, net of tax	95	87	258	278
Net income (loss)	$343	$(1,380)	$(1,111)	$(1,458)

Denominator:
Weighted average common shares used in basic computation	32,877	32,205	32,670	32,125
Dilutive stock options	1,274	—	—	—
Dilutive restricted stock units	107	—	—	—
Weighted average common shares used in diluted computation	34,258	32,205	32,670	32,125

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)

Stock options	3,607	3,237	3,770	3,305
Restricted stock units	246	136	256	161

3.            Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (the “Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the Asset Sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the Asset Sale through December 31, 2017, we received approximately $2.5 million in connection with the royalty related earn-out provisions for a total of $17.8 million in cash received from the Asset Sale as of December 31, 2017.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments at the time of the Asset Sale, qualified as a discontinued operation. For the nine months ended December 31, 2017 and 2016, we recorded a gain on sale of discontinued operation of approximately $258,000 and $278,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value during the nine months ended December 31, 2017 and 2016.

5.             Income Taxes

The following table sets forth our benefit for income taxes, along with the corresponding effective tax rates:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands, except percentages)

Benefit (provision) for income taxes	$(2,471)	$530	$(1,572)	$652
Change in valuation allowance	3,844	(526)	2,979	(641)
Total benefit for income taxes	$1,373	$4	$1,407	$11
Effective tax rate	122.1%	0.3%	50.7%	0.6%

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

The Tax Cuts and Jobs (“tax legislation”) Act was enacted on December 22, 2017 and lowers U.S. corporate income tax rates as of January 1, 2018 to 21%. The rate change is administratively effective for our fiscal year using a blended rate for the annual period. As a result, the blended statutory tax rate for Fiscal 2018 is 30.8%. In our third fiscal quarter, we revised our estimated annual effective tax rate to reflect this change.

The estimated impact of the tax legislation was an increase in income tax benefit of $1.4 million during the three and nine month periods ended December 31, 2017, of which $1.1 million was due to the release of valuation allowance that had been maintained against Alternative Minimum Tax credit carryforwards, which were made refundable by the tax legislation. Approximately $240,000 was due to the remeasurement of a deferred tax liability related to indefinite-lived assets at the lower enacted corporate tax rate. The impact of the remeasurement of other net deferred tax assets was $3.6 million, which was offset by a corresponding change in the related valuation allowance.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the tax legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects discussed above represent our best estimate based on interpretation of the tax legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the tax legislation. In accordance with SAB 118, the income tax effects of the tax legislation discussed above are considered provisional and will be finalized before December 22, 2018.

6.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company is, and may in the future from time to time, be involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, except as described below, the Company is not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

On September 15, 2016, a stockholder class action and derivative action (captioned Ionni v. Bergera, et al., Case No. 16-cv00807-RGA) was filed in the United States District Court for the District of Delaware (the “Court”) against certain of the Company’s current and former directors and officers (the “Individual Defendants”) and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaint asserted claims for breach of fiduciary duty and unjust enrichment. Plaintiff contended that, in 2014 and 2015, the Individual Defendants caused the Company to issue purportedly false and misleading proxy statements in connection with the Company’s annual meeting of stockholders in 2014 and 2015 (collectively, the “Proxy Statements”). In those Proxy Statements, the Company’s stockholders were asked to approve amendments (the “Amendments”) to increase the number of shares of the Company’s common stock reserved for issuance under the Iteris, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). Among other things, Plaintiff alleged that the Proxy Statements were materially false and misleading because they affirmatively represented that no person could receive more than 500,000 stock options or SARs under the 2007 Plan in any fiscal year (the “Share Limit”) and failed to disclose that the Compensation Committee had the discretion to approve an annual grant to a 2007 Plan participant in excess of that amount. Plaintiff contended that, the Amendments were not valid and sought rescission of any stock options granted pursuant to the Amendments, including the option to purchase up to 1,350,000 shares of the Company’s common stock that was granted in September 2015 to Mr. Bergera (the “CEO Option”) in connection with his appointment to serve as President and Chief Executive Officer of the Company.

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

On April 28, 2017, the parties entered into a Stipulation of Settlement and Compromise (the “Stipulation”) that provides for, among other things, a release of claims against Defendants. Under the Stipulation, Defendants agreed not to oppose any award of attorneys’ fees and expenses to Plaintiff up to $215,000. The Court approved the settlement and entered a final judgment dismissing the action with prejudice on September 8, 2017, and the settlement became effective on October 10, 2017.  Pursuant to the settlement terms, Defendants paid $215,000 in October 2017.  An immaterial accrued liability for the settlement was included in the accompanying consolidated balance sheet as of March 31, 2017, which was sufficient to cover the settlement payment.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013 and on August 11, 2016. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of December 31, 2017, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

7.                                      Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At December 31, 2017, there were approximately 2.3 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 3.4 million as of December 31, 2017.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2017	3,776	$2.76
Granted	150	6.07
Exercised	(494)	2.00
Forfeited	(31)	3.98
Expired	—	—
Options outstanding at December 31, 2017	3,401	$3.01

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2017 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2017	232
Granted	39
Vested	(94)
Forfeited	(2)
RSUs outstanding at December 31, 2017	175

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$16	$15	$47	$37
Selling, general and administrative expense	398	198	1,167	631
Research and development expense	33	19	111	50
Total stock-based compensation expense	$447	$232	$1,325	$718

At December 31, 2017, there was approximately $2.7 million and $643,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.4 years for stock options and 1.6 years for RSUs.

8.                                      Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and nine months ended December 31, 2017, we did not repurchase any shares. As of December 31, 2017, approximately $1.7 million remained available for the repurchase of our common stock under our current stock purchase program. From inception of the program in August 2011 through December 31, 2017, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of December 31, 2017, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

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

The Transportation Systems segment provides transportation engineering and consulting services related to the planning, design, implementation, operation and management of surface transportation infrastructure systems, and the development of transportation management and traveler information systems for the ITS industry.  This segment also includes our performance measurement and information management solution to address transportation mobility and safety challenges, known as “iPeMS”, and related traffic analytic consulting services, as well as our commercial vehicle operations and vehicle safety compliance platforms, known as “CVIEW-Plus,” “CheckPoint,” “UCRLink,” and “Inspect”. Both iPeMS and CVIEW-Plus are considered software-as-a-service solutions.  In October 2017, we announced the release of added new features to iPeMS, including: financial and economic impact of congestion and delay; real-time bottleneck detection for linear and branching bottlenecks; animation tools for historical data analysis; support for incident analysis; and implementation of a dynamic dashboard to support required federal performance measurement.

The Agriculture and Weather Analytics segment includes ClearPath Weather, our road-maintenance applications, and ClearAg, our digital analytics solutions. Both ClearPath Weather and ClearAg are considered software-as-a-service solutions. ClearPath Weather provides winter road maintenance recommendations for state agencies, municipalities and for commercial companies. Our ClearAg solutions leverage our EMPower platform, which is an adaptive learning engine that provides a comprehensive database of weather, soil and agronomic information combined with proprietary land-surface modeling, essential to making informed agricultural decisions and solving complex agricultural problems. Our ClearAg solutions include our ClearAg applications, ClearAg application program interfaces (“APIs”) and components, WeatherPlot mobile application, and ClearAg Insights applications.  In July 2017, we launched our ClearAg irrigation APIs, including the EvapoSmart and IMFocus APIs, to enable users to optimize irrigation scheduling, water conservation and plant uptake while reducing watering costs.

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human resources, marketing, compliance costs and certain administrative expenses, as well as interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers. Our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews financial information at the operating segment level. Our CODM does not review assets by segment in his resource allocation, and therefore, assets by segment are not disclosed below.

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2017 and 2016:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended December 31, 2017
Product revenues	$11,008	$987	$—	$11,995
Service revenues	34	12,584	1,413	14,031
Total revenues	$11,042	$13,571	$1,413	$26,026
Segment income (loss)	2,048	2,207	(1,815)	2,440

Three Months Ended December 31, 2016
Product revenues	$9,377	$669	$—	$10,046
Service revenues	20	11,244	1,381	12,645
Total revenues	$9,397	$11,913	$1,381	$22,691
Segment income (loss)	1,940	1,920	(1,892)	1,968

Nine Months Ended December 31, 2017
Product revenues	$33,438	$2,182	$—	$35,620
Service revenues	145	39,210	3,482	42,837
Total revenues	$33,583	$41,392	$3,482	$78,457
Segment income (loss)	7,384	6,472	(5,882)	7,974

Nine Months Ended December 31, 2016
Product revenues	$30,815	$1,324	$—	$32,139
Service revenues	82	35,314	3,143	38,539
Total revenues	$30,897	$36,638	$3,143	$70,678
Segment income (loss)	6,897	6,813	(5,582)	8,128

The following table reconciles total segment income to unaudited consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)
Segment income (loss):
Total income from reportable segments	$2,440	$1,968	$7,974	$8,128
Unallocated amounts:
Corporate and other expenses	(3,541)	(3,362)	(10,660)	(9,629)
Amortization of intangible assets	(18)	(80)	(84)	(248)
Other expense, net	(9)	(1)	(14)	(7)
Interest income, net	3	4	8	9
Loss from continuing operations before income taxes	$(1,125)	$(1,471)	$(2,776)	$(1,747)

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

Overview

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agricultural and Weather Analytics.

The Roadway Sensors segment provides various vehicle detection and information systems and products for traffic intersection control, incident detection and roadway traffic data collection applications.  We currently sell our core Roadway Sensor products both directly and through reseller channels.  The Roadway Sensors segment also includes the sale of certain complementary OEM products for the traffic intersection market, which include, among other things, intersection controllers and component cabinets, and typically carry lower margins that our core Roadway Sensors products.

The Transportation Systems segment provides transportation engineering and consulting services related to the planning, design, implementation, operation and management of surface transportation infrastructure systems, and the development of transportation management and traveler information systems for the ITS industry. This segment also includes iPeMS, which is our specialized transportation performance measurement and traffic analytics solution, and our related traffic analytic consulting services.  Transportation Systems revenues are derived primarily from long-term, contracts with governmental agencies.  Our Transportation Systems segment is largely dependent upon state and local governmental funding, and to a lesser extent, on federal governmental funding.  Such contracts generally relate to certain fixed fee professional services or are time and material contracts; however, a small portion of this segment’s revenues are derived from cost plus fixed fee contracts.

The Agriculture and Weather Analytics segment includes ClearPath Weather, our winter road information solution, and ClearAg, our digital analytics solutions for the agricultural market.  Our ClearPath Weather tools provide winter road maintenance recommendations for government agencies and for commercial companies.  We typically offer our ClearPath Weather services on a subscription basis.  Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems.  We typically market and sell our ClearAg products as a subscription-based service to seed and crop protection companies, allied providers and agricultural integrators, and to a lesser extent, to growers and retailers.  See Note 9 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

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

Results of Operations

The following table sets forth unaudited statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Product revenues	46.1%	44.3%	45.4%	45.5%
Service revenues	53.9	55.7	54.6	54.5
Total revenues	100.0	100.0	100.0	100.0
Cost of product revenues	28.0	24.6	26.1	25.1
Cost of service revenues	33.8	37.4	35.9	36.0
Total cost of revenues	61.8	62.0	62.0	61.1
Gross profit	38.2%	38.0%	38.0%	38.9%
Operating expenses:
Selling, general and administrative	35.0	35.4	34.3	33.5
Research and development	7.5	8.7	7.1	7.5
Amortization of intangible assets	0.1	0.4	0.1	0.4
Total operating expenses	42.6	44.5	41.5	41.4
Operating loss	(4.4)	(6.5)	(3.5)	(2.5)
Non-operating income (expense):
Other expense, net	(0.0)	(0.0)	(0.0)	(0.0)
Interest income, net	0.0	0.0	0.0	0.0
Loss from continuing operations before income taxes	(4.4)	(6.5)	(3.5)	(2.5)
Benefit for income taxes	5.3	0.0	1.9	0.0
Income (loss) from continuing operations	0.9	(6.5)	(1.6)	(2.5)
Gain on sale of discontinued operation, net of tax	0.3	0.4	0.3	0.4
Net income (loss)	1.2%	(6.1)%	(1.3)%	(2.1)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product revenues	$11,995	$10,046	$1,949	19.4%
Service revenues	14,031	12,645	1,386	11.0%
Total revenues	$26,026	$22,691	$3,335	14.7%

	Nine Months Ended
	December 31,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product revenues	$35,620	$32,139	$3,481	10.8%
Service revenues	42,837	38,539	4,298	11.2%
Total revenues	$78,457	$70,678	$7,779	11.0%

Product revenues for the three months ended December 31, 2017 increased 19.4% to $12.0 million, compared to $10.0 million in the corresponding period in the prior year, primarily due to an increase in sales of our Roadway Sensors third party OEM products for the traffic intersection market. Service revenues for the three months ended December 31, 2017 increased 11.0% to $14.0 million, compared to $12.6 million in the corresponding period in the prior year, primarily due to higher Transportation Systems traffic engineering service revenues. Total revenues for the three months ended December 31, 2017 increased 14.7% to $26.0 million, compared to $22.7 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 18% increase in Roadway Sensors revenues, an approximate 14% increase in Transportation Systems revenues, and an approximate 2% increase in Agriculture and Weather Analytics revenues.

Product revenues for the nine months ended December 31, 2017 increased 10.8% to $35.6 million, compared to $32.1 million in the corresponding period in the prior year, primarily due to an increase in unit sales of our core Roadway Sensors products. Service revenues for the nine months ended December 31, 2017 increased 11.2% to $42.8 million, compared to $38.5 million in the corresponding period in the prior year, primarily due to Transportation Systems traffic engineering service revenue for government agencies. Total revenues for the nine months ended December 31, 2017 increased 11.0% to $78.5 million, compared to $70.7 million in the corresponding period in the prior year. The increase in revenues was primarily due to an approximate 13% increase in Transportation Systems revenues, an approximate 9% increase in Roadway Sensors revenues, and an approximate 11% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended December 31, 2017 included approximately $11.0 million in product revenues and approximately $34,000 of service revenues, reflecting an increase in total revenues of approximately $1.6 million or 18%, compared to the corresponding prior year period. Revenues for the nine months ended December 31, 2017 included approximately $33.4 million in product revenues and $145,000 of service revenues, reflecting an increase in total revenues of approximately $2.7 million or 9%, compared to the corresponding prior year period. The increase in Roadway Sensors revenues during the three months ended December 31, 2017 was primarily due to higher unit sales from our distribution of certain OEM products for the traffic intersection market of approximately $945,000 or 134%, to approximately $1.7 million, coupled with an increase in our core Roadway Sensors video detection products of approximately $698,000 or 8%. The increase in our OEM product sales in the current quarter was due in part to the additional products sold to repair damaged intersection equipment after the catastrophic effect of the hurricanes in certain of our key markets in the second fiscal quarter of 2018, as well as the shipment delays experienced in the second quarter of Fiscal 2018 due to the hurricanes, which shipments were not fulfilled until the current quarter.  Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended December 31, 2017 included approximately $12.6 million of service revenues, and approximately $987,000 of sales of third-party products purchased for installation under certain construction-type contracts that we classify as product revenues. Revenues for the nine months ended December 31, 2017 included approximately $39.2 million of service revenues, and approximately $2.2 million of sales of third-party products purchased for installation under certain construction-type contracts that we classify as product revenues. Total revenues for the three months ended December 31, 2017 of approximately $13.6 million, reflected an increase of approximately $1.7 million or 14%, compared to the corresponding period in the prior year. Total revenues for the nine months ended December 31, 2017 of approximately $41.4 million, reflected an increase of approximately $4.8 million or 13%, compared to the corresponding period in the prior year. These increases during the three and nine month periods ended December 31, 2017 were primarily a result of extensions granted on certain large contracts, new contract awards, and the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $9.0 million of new backlog during the third quarter of Fiscal 2018. Transportation Systems backlog decreased to approximately $46.0 million as of December 31, 2017, compared to approximately $54.1 million as of December 31, 2016. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in its final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party equipment will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party equipment generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended December 31, 2017 included no product revenue and approximately $1.4 million of service revenues, largely consisting of subscription revenues, reflecting an increase of approximately $32,000 or 2%, compared to the corresponding period in the prior year. Revenues for the nine months ended December 31, 2017 included no product revenue and approximately $3.5 million of service revenues, reflecting an increase of approximately $341,000 or 11%, compared to the corresponding period in the prior year. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2017. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to focus on commercial opportunities in the agriculture markets, particularly with seed and crop protection companies, ag retailers, allied providers, and to a lesser extent, to growers, by offering our applications, content, and modeling services that provide analytics and decision support services that leverage our EMPower adaptive forecasting engine, an advanced learning platform.

Gross Profit.  The following tables present details of our gross profit for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product gross margin	$4,696	$4,465	$231	5.2%
Service gross margin	5,247	4,155	1,092	26.3%
Total gross margin	$9,943	$8,620	$1,323	15.3%

Product gross profit as a % of product revenues	39.1%	44.4%
Service gross profit as a % of service revenues	37.4%	32.9%
Total gross margin as a % of total revenues	38.2%	38.0%

	Nine Months Ended
	December 31,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)
Product gross margin	$15,182	$14,408	$774	5.4%
Service gross margin	14,634	13,076	1,558	11.9%
Total gross margin	$29,816	$27,484	$2,332	8.5%

Product gross profit as a % of product revenues	42.6%	44.8%
Service gross profit as a % of service revenues	34.2%	33.9%
Total gross margin as a % of total revenues	38.0%	38.9%

Our product gross profit as a percentage of product revenues for the three and nine months ended December 31, 2017 decreased approximately 530 and 221 basis points, respectively, as compared to the corresponding period in the prior year, primarily due to an increase in our Roadway Sensors OEM sales, as well as our Transportation Systems third-party product sales, both of which typically yield lower gross margins than our Roadway Sensors core video detection products.  Our service gross profit as a percentage of service revenues for the three and nine months ended December 31, 2017 increased 454 and 23 basis points, respectively, as compared to the corresponding periods in the prior year, primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our workforce. Our total gross profit as a percentage of total revenues for the three months ended December 31, 2017 was relatively consistent with the corresponding period in the prior year. Our total gross profit as a percentage of total revenues decreased approximately 88 basis points for the nine months ended December 31, 2017 as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors revenues generally yield higher total gross margins than our other segments. As such, the increase in our Transportation Systems total revenues from approximately 52% of total revenues for the nine months ended December 31, 2016 to approximately 53% of total revenues for the nine months ended December 31, 2017 was a primary contributor to our decline in total gross margin. Roadway Sensors revenue decreased as a percentage of total revenues from approximately 44% for the nine months ended December 31, 2016 to approximately 43% for the nine months ended December 31, 2017.

Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix between core products and third party OEM products, competitive pricing requirements, product warranty costs and provisions for excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

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

Selling, General and Administrative Expense.  The following tables present selling, general and administrative expense for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$6,361	24.4%	$5,322	23.5%	$1,039	19.5%
Facilities, insurance and supplies	1,112	4.3	925	4.1	187	20.2
Travel and conferences	626	2.4	537	2.4	89	16.6
Professional and outside services	826	3.2	1,197	5.3	(371)	(31.0)
Other	173	0.7	54	0.2	119	220.4
Selling, general and administrative	$9,098	35.0%	$8,035	35.5%	$1,063	13.2%

	Nine Months Ended		Nine Months Ended
	December 31, 2017		December 31, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$18,703	23.8%	$16,531	23.4%	$2,172	13.1%
Facilities, insurance and supplies	3,106	4.0	2,375	3.4	731	30.8
Travel and conferences	1,845	2.4	1,795	2.5	50	2.8
Professional and outside services	2,837	3.6	3,002	4.2	(165)	(5.5)
Other	457	0.6	(5)	0.0	462	(9,240.0)
Selling, general and administrative	$26,948	34.4%	$23,698	33.5%	$3,250	13.7

The overall increase in selling, general and administrative expense for the three and nine months ended December 31, 2017, as compared to the corresponding periods in the prior year, was primarily due to higher compensation costs driven by higher revenues and an increase in business development costs aimed at the pursuit of large contracts in the Transportations Systems segment.  The overall increase was also attributable to an increase in other selling, general and administrative expenses, primarily due to a reversal of certain bad debt reserves on specific accounts receivable that were subsequently collected during the nine month period ended December 31, 2016, which did not reoccur in the nine month period ended December 31, 2017.

Research and Development Expense.  The following tables present research and development expense for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$1,342	5.2%	$1,323	5.8%	$19	1.4%
Facilities, development and supplies	467	1.8	517	2.3	(50)	(9.7)
Other	137	0.5	139	0.6	(2)	(1.4)
Research and development	$1,946	7.5%	$1,979	8.7%	$(33)	(1.7)%

	Nine Months Ended		Nine Months Ended
	December 31, 2017		December 31, 2016		$
		% of		% of	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
	(In thousands, except percentages)
Salary and personnel-related	$3,605	4.6%	$3,060	4.3%	$545	17.8%
Facilities, development and supplies	1,485	1.9	1,736	2.5	(251)	(14.5)
Other	464	0.6	491	0.7	(27)	(5.5)
Research and development	$5,554	7.1%	$5,287	7.5%	$267	5.1

Research and development expense for the three months ended December 31, 2017 was relatively consistent with the corresponding period in the prior year. The increase in research and development expense for the nine months ended December 31, 2017, compared to the corresponding period in the prior year, was primarily due to the Company’s continued investment in the development of ClearAg and ClearPath Weather solutions, and enhancements to Roadway Sensors products. ClearAg products include historical, real-time and forecast weather content, soil and crop growth information, and other useful crop health information to provide solutions in the agriculture markets. We successfully released a number of grower advisory applications during Fiscal 2017 and Fiscal 2018, including our Harvest Advisor, Nitrogen Advisor, and Irrigation Advisor. Development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and continue to be included in research and development expense. Going forward, we expect to continue to invest in our Agriculture and Weather Analytics segment to enhance the ClearAg and ClearPath Weather solutions. This continued investment may result in higher research and development costs in future periods.

Income Taxes.  The following table presents our benefit for income taxes for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)

Benefit (provision) for income taxes	$(2,471)	$530	$(3,001)
Change in valuation allowance	3,844	(526)	4,370
Total benefit for income taxes	$1,373	$4	$1,369	34,225.0%
Effective tax rate	122.1%	0.3%

	Nine Months Ended
	December 31,		$	%
	2017	2016	Increase	Change
	(In thousands, except percentages)

Benefit (provision) for income taxes	$(1,572)	$652	$(2,224)
Change in valuation allowance	2,979	(641)	3,620
Total benefit for income taxes	$1,407	$11	$1,396	12,690.9%
Effective tax rate	50.7%	0.6%

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

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. We have experienced a cumulative pre-tax loss over the trailing three years. As such, we consider it appropriate to continue to maintain a valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance considering the Company’s projections of future income and cumulative income (loss) in the Company’s trailing three years, among other factors.

The Tax Cuts and Jobs Act (“tax legislation”) was enacted on December 22, 2017 and lowers U.S. corporate income tax rates as of January 1, 2018 to 21%. The rate change is administratively effective for our Fiscal 2018 using a blended rate for the annual period. As a result, the blended statutory tax rate for Fiscal 2018 is 30.8%. In the third quarter of Fiscal 2018, we revised our estimated annual effective tax rate to reflect this change.

The estimated impact of the tax legislation was an increase in income tax benefit of $1.4 million during the period ended December 31, 2017, of which $1.1 million was due to the release of valuation allowance that had been maintained against Alternative Minimum Tax credit carryforwards, which were made refundable by the tax legislation in December 2017. Approximately $240,000 was due to the remeasurement of a deferred tax liability related to indefinite-lived assets at the lower enacted corporate tax rate. The impact of the remeasurement of other net deferred tax assets was $3.6 million, which was offset by a corresponding change in the related valuation allowance.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the tax legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects discussed above represent our best estimate based on interpretation of the tax legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the tax legislation. In accordance with SAB 118, the income tax effects of the tax legislation discussed above are considered provisional and will be finalized before December 22, 2018.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations, and the sale of equity securities. We have historically relied, and expect to continue to rely on cash flows from operations and our cash reserves to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution and any equity securities that may be issued may have rights senior to our existing stockholders. There is no assurance that we will be able to secure additional funding on a timely basis, on terms acceptable to us, or at all.

At December 31, 2017, we had $20.6 million in working capital, which included $16.8 million in cash and cash equivalents. This compares to working capital of $22.7 million at March 31, 2017, which included $18.2 million in cash and cash equivalents.

The following table summarizes our cash flows for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$115	$2,374
Investing activities	(2,420)	(705)
Financing activities	907	183

Operating Activities.  Cash provided by our operations for the nine months ended December 31, 2017 was primarily the result of approximately $819,000 in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations and loss on disposal of equipment, coupled with an increase of approximately $408,000 from changes in working capital, partially offset by our net loss of approximately $1.1 million.

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

Investing Activities.  Net cash used in our investing activities during the nine months ended December 31, 2017 was primarily the result of approximately $988,000 for purchases of property and equipment primarily related to leasehold improvement to our corporate headquarters, and approximately $1.8 million of capitalized software development, primarly related to the development of our new Oracle ERP system, and to a lesser extent, in the Agriculture and Weather Analytics and Roadway Sensors business segments related to ClearAg assets and VantageLive! developments. These investments were partially offset by approximately $402,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment. Net cash used in our investing activities during the nine months ended December 31, 2016 was primarily the result of approximately $497,000 for purchases of property and equipment and approximately $572,000 of capitalized software development in the Agriculture and Weather Analytics business segment related to ClearAg assets, which was offset by approximately $364,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2017 was the result of approximately $986,000 of cash proceeds from the exercises of stock options, partially offset by approximately $79,000 of tax withholding payments for net share settlements of RSUs. Net cash provided by financing activities during the nine months ended December 31, 2016 was the result of approximately $238,000 of cash proceeds from the exercises of stock options, partially offset by approximately $55,000 of tax withholding payments for net share settlements of RSUs.

Off Balance Sheet Arrangements

Other than our operating leases, we do not have any other material off balance sheet arrangements at December 31, 2017.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours during that quarter. In addition, we have experienced some seasonality related to certain ClearPath Weather services, which adversely impacts such sales in our first and second fiscal quarters, mainly because these services are generally not required during Spring and Summer months when weather conditions are comparatively milder.

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

•                  maintenance of relationships with key government entities from whom a substantial portion of our revenue is derived;

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

We may not be able to achieve profitablility on a quarterly or annual basis in the future.  For Fiscal 2017 and our first two quarters of Fiscal 2018, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Our international business operations may be threatened by many factors that are outside of our control.  While we historically have had limited international sales, revenues and operations experience, we previously had Transportation Systems contracts in the United Arab Emirates (“UAE”), for which approximately $160,000 in performance bonds are yet to be released by the UAE Department of Transportation. We also have been expanding our distribution capabilities for our Roadway Sensors segment internationally, particularly in Canada, Australia, New Zealand, Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.  We have historically experienced volatility in our earnings and cash flows from operations from year to year and incurred net loss of approximately $1.1 million for the nine months ended December 31, 2017. On September 1, 2017, we filed a registration statement on a Form S-3, utilizing a “shelf” registration process, and may consider a new equity financing in the future. Should the credit markets further tighten or our business declines, we may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From August 1, 2015 through January 30, 2018, our common stock has traded at prices as low as $1.77 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the new program, we may repurchase shares from time to time in open-market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to an existing or future 10b5-1 trading plan to facilitate repurchases during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to our existing stock repurchase program, pursuant to which we may continue to acquire shares of our outstanding common stock from time to time for an unspecified length of time.

For the three and nine months ended December 31, 2017, we did not repurchase any shares. As of December 31, 2017, there was approximately $1.7 million of remaining funds available under the stock repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On February 5, 2018, pursuant to the authority granted by the Board of Directors, the Compensation Committee (the “Committee”) of Iteris, Inc. (the “Company”) adopted the Iteris, Inc. Executive Severance Plan (the “Plan”).  Each individual employed by the Company or its subsidiary, who is an officer subject to Section 16 of the Securities Exchange Act of 1934, as amended, and who is not otherwise covered by an employment agreement that includes severance terms, is eligible to receive severance payments under the Plan upon certain qualifying terminations of employment (the “Eligible Employees”).  Eligible Employees for the purposes of the Plan shall be limited to a select group of management or highly compensated employees within the meaning of the Employee Retirement Income Security Act of 1974, as amended.

The Plan provides Eligible Employees with severance payments in the event that an Eligible Employee’s employment with the Company or its subsidiaries is terminated either (a) by the Company without Cause not in connection with a Change of Control (“Non-CIC Qualifying Termination”) or (b) if in connection with or within 12 months following a Change of Control, by the Eligible Employee for Good Reason (as such terms are defined in the Plan) or by the Company without Cause (a “CIC Qualifying Termination”).

Non-CIC Qualifying Termination

Upon a Non-CIC Qualifying Termination, an Eligible Employee will be eligible to receive the following:

•      A cash payment equal to the Eligible Employee’s annual base salary, payable in substantially equal installment payments over the one-year period following termination, in accordance with the Company’s normal payroll practices; and

•      Reimbursement for the Eligible Employee’s monthly COBRA premiums for the 12-month period following termination, or until the Eligible Employee receives substantially similar medical coverage from another employer.

CIC Qualifying Termination

Upon a CIC Qualifying Termination, an Eligible Employee will be eligible to receive the following:

•      A cash payment equal to the Eligible Employee’s annual base salary, payable in a lump sum on the next payroll date after the 61st day following termination; and

•      Reimbursement for the Eligible Employee’s monthly COBRA premiums for the 12-month period following, or until the Eligible Employee receives substantially similar medical coverage from another employer.

The severance payments are subject to the Eligible Employee’s execution of a severance agreement within 60 days following termination that includes a release of claims and certain non-solicitation, confidentiality, and non-disparagement restrictions.

The Company may amend or terminate the Plan at any time by providing at least 90 days’ advance written notice to each participant, provided that no such amendment or termination that has the effect of reducing or diminishing the right of any participant will be effective unless one year’s advance written notice is provided to participants, and such amendment or termination will not be effective if a Change of Control occurs during the one-year notice period.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 5.02(e) — Compensatory Arrangements of Certain Officers” of Form 8-K.  The foregoing description of the Plan is only a summary and is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.34, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

10.34	Iteris, Inc. Executive Severance Plan	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit Index

Exhibit Number	Description	Where Located

10.34	Iteris, Inc. Executive Severance Plan	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2018	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)