Form 10-K
period 2018-03-31
ITERIS, INC.
filed 2018-06-07
CIK 350868

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

          Securities registered pursuant to Section 12(g) of the Act. None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended (the "Securities Act"). Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

          The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2017 was approximately $147,100,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 29, 2018, there were 33,203,740 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2018

        Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. CheckPoint™, ClearAg®, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart™, IMFocus™, inspect™, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax®, Pegasus™, SmartCycle®, SmartSpan®, TransitHelper®, UCRLink™, Vantage®, VantageLive!™, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, VersiCam™ and WeatherPlot™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

        This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "intend(s)," "plan(s)," "should," "will," "may," "anticipate(s)," "estimate(s)," "could," "should," and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth in Part I, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

 PART I

ITEM 1.    BUSINESS

Overview

        Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, farmers and agronomists use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive.

        As a pioneer in intelligent transportation systems ("ITS") technology for more than two decades, our intellectual property, products, software-as-a-service offerings and weather forecasting systems offer a comprehensive range of ITS solutions to our customers throughout the U.S. and internationally.

        In the agribusiness markets, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.

        We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on the roads we travel and the lands we farm.

        We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the entire value chain in the agriculture market with our smart content and digital farming platform.

        Iteris was incorporated in Delaware in 1987. Our principal executive offices are located at 1700 Carnegie Avenue, Santa Ana, California 92705, and our telephone number at that location is

(949) 270-9400. Our website address is www.iteris.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the "Investor Relations" section of our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").

Recent Developments

ClearAg, Inc.

        In April 2017, Iteris, Inc. formed a wholly-owned subsidiary, ClearAg, Inc., a Delaware corporation, to provide ClearAg solutions in the agribusiness markets.

Products and Services

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Transportation Systems segment provides engineering and consulting services, performance measurement, regulatory compliance, and traffic analytics solutions, as well as the development of traveler information systems for the ITS industry. The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform.

        See Note 13 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further details on our reportable segments.

  Roadway Sensors

        Our Roadway Sensors segment product line uses advanced image and signal processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantageNext, VantageRadius, VantagePegasus, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products.

  •
  Our Vantage detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Vantage detection systems typically include up to four of our advanced cameras or radar devices. Our Vantage systems give traffic managers the tools to mitigate roadway congestion by visualizing and analyzing traffic patterns allowing them to modify traffic signal timing to improve traffic flow. Our various software components complement our Vantage detection systems by providing integrated platforms to manage and view detection assets remotely over a network connection, as well as mobile application for viewing anywhere.

  •
  Our Vantage Vector video/radar hybrid product is an all-in-one detection sensor with a wide range of capabilities, including stop bar and advanced zone detection, which enable advanced safety and adaptive control applications. Vantage Vector includes all of the benefits of Iteris video detection, including high accuracy, high-availability remote viewing of video images, bicycle and pedestrian detection capability, and dilemma-zone detection.

  •
  VantageLive! is a cloud-based platform that allows users to collect, process and analyze advanced intersection data, as well as to view and understand intersection activity.

  •
  All of our Vantage systems are available with SmartCycle capability, which can effectively differentiate between bicycles and other vehicles with a single video detection camera, enabling more efficient signalized intersections, improved traffic throughput and increased bicyclist safety. Agencies using bicycle timing can now benefit from bicycle-specific virtual detection zones that can be placed anywhere within the approaching traffic lanes, eliminating the need for separate bicycle-only detection systems.

  •
  The SmartCycle Bike Indicator, which leverages the SmartCycle bicycle detection algorithm, is a device that mounts onto traffic signals and illuminates when cyclists waiting at an intersection have been detected, allowing cyclists to avoid interacting with vehicle traffic to push pole-mounted buttons.

  •
  Our Vantage systems are also available with the PedTrax capability, which provides bi-directional counting and speed tracking of pedestrians within the crosswalk to help improve signal timing efficiency, as well as providing an additional data stream to existing vehicle and bicycle counts.

  •
  VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.

        We believe that future growth domestically and internationally, will be dependent in part on the continued adoption of above-ground video detection technologies, instead of traditional in-pavement loop technology, to manage traffic.

        We also sell certain complementary original equipment manufacturer ("OEM") products for the traffic intersection market, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

  Transportation Systems

        Our Transportation Systems segment includes engineering and consulting services focused on the planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.

        The Transportations Systems segment also includes our performance measurement and management solution, iPeMS—a state-of-the-art information management software suite that provides prescriptive data insights to help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. iPeMS utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics, and easy-to-use visualization and animation features based on historical traffic conditions.

        This segment also includes our commercial vehicle operations and vehicle safety compliance platforms, known as "CVIEW-Plus," "CheckPoint," "UCRLink" and "inspect."

        Our Transportation Systems segment is largely dependent upon state and local governmental funding, and to a lesser extent federal governmental funding. As such, our Transportation Systems business has been adversely affected by governmental budgetary issues. In addition, various other funding mechanisms exist to support transportation infrastructure and related projects, including, but not limited to, bonds, dedicated sales and gas tax measures, and other alternative funding sources. We believe the overall expansion of our Transportation Systems segment in the future will continue to be dependent at least in part on the federal and local government's use of funds. Delays in the allocation of funds may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets.

  Agriculture and Weather Analytics

        Our Agriculture and Weather Analytics segment, which we formed during the first quarter of our fiscal year ended March 31, 2013, consists of our ClearPath Weather and Clear Ag solutions.

        Our ClearPath Weather is a web-based system that has a suite of tools that enable users to assess historical weather conditions and analyze short-term and long-range weather forecasts, to customize route/site weather and pavement forecast tools, which provide winter road maintenance recommendations for state agencies, municipalities and enable commercial companies to create solutions for the management of roadway maintenance.

        Our Weather Analytics business is a market leader in performance management solutions for federal and state organizations. We intend to use our strong brand and deep experience in the traffic management market, as well as our market-specific intellectual property, to expand our leadership in data aggregation and analytics in this market.

        Beginning in late 2013, we undertook the development of "ClearAg solutions" for the digital agricultural market. These new products utilize and expand the intellectual property, technology base and product suites of our ClearPath Weather solutions. For our ClearAg solutions, we developed additional scientific and agronomic models and forecasts, expanded our computing infrastructure for additional big data acquisition and processing, and designed distributed delivery vehicles and products.

        Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems, which results in the increased efficiency and sustainability of farmlands. The ClearAg Platform delivers product validation, irrigation and harvest solutions giving growers, researchers and other agribusinesses access to a comprehensive database of historical, real-time and forecasted weather, soil and plant health information, as well as other information on crop growth. Companies use the ClearAg Platform to simulate field conditions and determine how new products may perform on a crop given certain weather and soil conditions. Growers leverage the ClearAg Platform to determine the best times to plant, spray, fertilize, irrigate, and harvest crops.

        We currently offer our ClearAg solutions on an enterprise basis combining our modeling solutions with ClearAg application programming interfaces ("APIs"). These APIs facilitate the integration of ClearAg's analytics and insights with the offerings of large enterprise customers in the agriculture market. We commenced commercial sales of the ClearAg solutions and related APIs in the first quarter of our fiscal year ended March 31, 2015 ("Fiscal 2015"). We also developed the ClearAg WeatherPlot and ClearAg Insights applications, which provide analytics on forecasted historical weather, water and soil temperatures to help agronomists and crop consultants identify and make recommendations for treatments at ideal environmental conditions to maximize crop quality and yield.

        We expect market acceptance of our ClearAg solutions to continue to increase in upcoming quarters. We plan to continue to fund the investments in our ClearAg solutions, through cash flow generated from our Roadway Sensors and Transportation Systems operations, revenues from our

Agriculture and Weather Analytics segment, and our available cash on hand, as needed. We may also elect to raise additional equity for these investments.

Sales and Marketing

        We currently sell our Roadway Sensors products through both direct and indirect sales channels. In the territories where we sell direct, we use a combination of our own sales personnel and outside sales organizations to sell, oversee installations and set-up issues, and support our products. Our indirect sales channel is comprised of a network of independent distributors in the U.S. and select international locations, which sell integrated systems and related products to the traffic management market. In the fourth quarter of our fiscal year ended March 31, 2018 ("Fiscal 2018"), we entered into a distribution agreement to expand our northern European sales coverage in the U.K. and Ireland. Our independent distributors are trained in, and primarily responsible for, sales, installation, set-up and support of our products, maintain an inventory of demonstration traffic products from various manufacturers, and sell directly to government agencies and installation contractors. These distributors often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of various high-quality ITS products to the traffic management market. We periodically hold technical training classes for our distributors and end users, and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our distributor network to accommodate the needs of the market and our customer base.

        We market and sell our Transportation Systems services and solutions, and our ClearPath Weather services primarily to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and local municipal customers, and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

        We currently market and sell our ClearAg solutions as a subscription-based service to seed and crop protection companies, allied providers and agriculture integrators, as well as to growers and retailers. Due to the recent consolidation of certain large companies in the agriculture market, sales to such companies typically involve long lead times. We generally sell directly to customers interested in the ClearAg API products, but typically sell through selling partners for our ClearAg applications. Mobile versions of WeatherPlot are currently available in the Apple app store and on Google Play.

        We have historically had a diverse customer base. For Fiscal 2018, one individual customer represented greater than 10% of our total revenues. For the fiscal year ended March 31, 2017 ("Fiscal 2017"), one individual customer represented greater than 10% of our total revenues.

Manufacturing and Materials

        We use contract manufacturers to build subassemblies that are used in our Roadway Sensors products. Additionally, we procure certain components for our Roadway Sensors products from qualified suppliers, both in the U.S. and internationally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility, where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing, MoboTrex, Inc. and Sony Electronics, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. We typically do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

        We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for Fiscal 2018, Fiscal 2017 and the fiscal year ended March 31, 2016 ("Fiscal 2016"). We believe customer support is a key competitive factor for our company.

        Our ClearAg solutions are primarily sold as annual subscription services with recurring monthly revenue. As an element of these services, we provide full-time support and customer service for such ClearAg solutions.

Backlog

        Our total backlog of unfulfilled firm orders was approximately $47.5 million as of March 31, 2018, which included $37.7 million related to Transportation Systems. We typically recognize approximately 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future for both Transportation Systems and Agriculture and Weather Analytics. Substantially the entire backlog for Roadway Sensors as of March 31, 2018 is expected to be recognized as revenue in the fiscal year ending March 31, 2019. At March 31, 2017, we had backlog of approximately $64.5 million, which included $54.4 million related to Transportation Systems. The decline in backlog in the current fiscal year was largely due to the completion of a large Transportation Systems contract in the current fiscal year.

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

Product Development

        Our product development activities are mostly conducted at our Agriculture and Weather Analytics facilities in Grand Forks, North Dakota and Oakland, California, as well as at our principal facility in Santa Ana, California. Our research and development costs and expenses were approximately $7.9 million for Fiscal 2018 and $6.9 million for both Fiscal 2017 and Fiscal 2016. We expect to continue to pursue various product development programs and incur research and development expenditures, primarily in our Agriculture and Weather Analytics and Roadway Sensors segments, in future periods.

        We believe our engineering and product development capabilities are a competitive strength. We strive to continuously develop new products, technologies, features and functionalities to meet the needs of our ever-changing markets, as well as to enhance, improve upon, and refine our existing product lines. We plan to focus our development efforts in the near future in our Agriculture and Weather Analytics segment on our ClearAg solutions and to developing further enhancements and functionality in our Vantage products family. We believe that developing new and enhanced product offerings across our segments and enhancing, refining and marketing our existing products are key components for strong organic growth and profitability.

Competition

        We generally face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        The markets in which our Agriculture and Weather Analytics segment operates vary from the commercial sector customers for ClearAg solutions to public sector customers for ClearPath Weather solutions. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide weather-related data to that market, such as IBM/The Weather Company, MeteoGroup and agronomic analytics companies such as FBN and Farmer's Edge.

        In the market for our Roadway Sensors detection products, we compete with manufacturers and distributors of other above-ground video camera detection systems such as Econolite, and manufacturers and distributors of other non-intrusive detection devices, including microwave, infrared, radar, ultrasonic and magnetic detectors, as well as manufacturers and installers of in-pavement inductive loop products, which have historically been, and currently continue to be, the predominant vehicle detection system in this market. Additionally, products such as Velocity and VantagePegasus compete against various competitors in the travel-time and data communications markets, respectively.

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

        In general, the markets for the products and services we offer are highly competitive and are characterized by rapidly changing technology and evolving standards. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases, and significantly greater financial, technical, manufacturing, distribution and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging standards or technologies, or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We believe that our ability to compete effectively in our target markets will depend on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price and service, and technical support. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets would have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently have a total of

40 issued U.S. patents, including: (i) 10 relating to our Roadway Sensors technologies, one of which was issued in Fiscal 2018, (ii) 23 relating to our Agriculture and Weather Analytics technologies, six of which were issued in Fiscal 2018, and (iii) seven relating specifically to our Transportation Systems technologies, one of which was issued in Fiscal 2018. We have a total of 22 pending patent applications in the U.S. and 15 pending foreign patent applications. The expiration dates of our patents range from 2026 to 2037. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Employees

        As of March 31, 2018, we employed 414 full-time employees and 33 part-time employees, for a total of 447 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

  •
  adverse weather conditions may cause delays, such as, evacuations and flooding due to hurricanes can result in our inability to perform work in affected areas; and

  •
  international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

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

        We may not be able to achieve profitability on a quarterly or annual basis in the future.    For Fiscal 2018 and Fiscal 2017, we had net losses of $3.5 million and $4.8 million, respectively, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

  •
  the timing of new contract awards or the completion of large contract;

  •
  availability of funding or other budget issues;

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

        If we are unable to develop and introduce new products and product enhancements successfully and in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected.    We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. During the past two fiscal years, we have introduced both new and enhanced products across all segments. We cannot guarantee the success of these products, and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

        We compete with existing, well-established companies and technologies in our Roadway Sensors segment, both domestically and abroad. Only a portion of the traffic intersection market has adopted advanced above-ground detection technologies, and our future success will depend in part upon gaining broader market acceptance for such technologies. Certain technological barriers to entry make it difficult for new competitors to enter the market with competing video or other technologies; however, we are aware of new market entrants from time to time. Increased competition could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations.

        The Transportation Systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in size, number, scope and breadth of the products and services they offer, and include large multi-national engineering firms and smaller local regional firms.

        The markets in which our Agriculture and Weather Analytics segment operates vary from public sector customers who focus on snow and ice management for state and county roadways, to commercial sector customers who employ our environmental content and agronomic models. Our competitors include divisions of large, international weather companies, as well as a variety of small providers in the road weather market. In the commercial agriculture sector, we compete with a variety of public and private entities that currently market software, agronomic analytics and weather forecast capabilities to the agribusiness.

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

        Our failure to successfully secure new contracts and renew existing contracts could reduce our revenues and profitability.    Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions continue, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue particular projects, which could reduce or eliminate our profitability.

        We may continue to be subject to traffic related litigation.    The traffic industry in general is subject to litigation claims due to the nature of personal injuries that result from traffic accidents. As a provider of traffic engineering services, products and solutions, we are, and could from time to time in the future continue to be, subject to litigation for traffic related accidents, even if our products or services did not cause the particular accident. While we generally carry insurance against these types of claims, some claims may not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits. In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could materially harm our business, financial condition or cash flows. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management's attention.

        We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.    Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team and our ability to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may adversely affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain these employees and therefore could impair our ability to perform our contractual obligations efficiently and timely meet our customers' needs and win new business, which could adversely affect our future results. The future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our Agriculture and Weather Analytics segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

        Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses and/or harm our reputation.    Internal users and computer programmers may be able to penetrate, aka "hack", our network security and create system disruptions, cause shutdowns and/or misappropriate our confidential information or that of our employees and third parties. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. We operate our Enterprise Resource Planning system on a software-as-a-service platform, and we use this system for reporting, planning, sales, audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provide of this service, for a number of aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

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

        Uncertainties in the interpretation and application of the new revenue recognition standard ASC 606 could materially affect our revenue recognition.    As discussed in Note 1 to the Consolidated Financial Statements (Description of Business and Summary of Significant Accounting Policies—Recent Accounting Pronouncements), effective March 1, 2018, we adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"). We believe that ASC 606 and related revenue recognition policies will not result in a material change to our consolidated financial statements, and will not cause any significant changes to the amount and timing of our recognition of future revenue and cost. However, uncertainties in future guidance of the interpretation and application of ASC 606 could materially affect our revenue and cost recognition.

        Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.    The 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provision on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, and the accounting treatment is clarified, we plan to perform additional analysis on the application of the law, and may need to refine our estimates in calculating the impact of such further guidance. As such, our final analysis may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

        Declines in the value of securities held in our investment portfolio can affect us negatively.    As of March 31, 2018, the value of securities available for sale and held to maturity within our investment portfolio was $9.0 million, which is generally determined based upon market values available from third-party sources, may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

        Our international business operations may be threatened by many factors that are outside of our control.    While we historically have had limited international sales, revenues and operational experience, we previously had Transportation Systems contracts in the United Arab Emirates ("UAE"), for which approximately $130,000 in performance bonds have not yet been released by the UAE Department of Transportation. We also have been expanding our distribution capabilities for our Roadway Sensors segment internationally, particularly in Canada, Australia, New Zealand, Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

        We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.    We have historically experienced volatility in our earnings and cash flows from operations from year to. On September 1, 2017, we filed a registration statement on a Form S-3, utilizing a "shelf" registration process, and may consider a new equity financing in the future. Should the credit markets further tighten or our business declines, we may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

        The trading price of our common stock is highly volatile.    The trading price of our common stock has been subject to wide fluctuations in the past. From August 1, 2015 through May 31, 2018, our common stock has traded at prices as low as $1.77 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters and principal operations are housed in approximately 41,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California, pursuant to a lease which terminates in March 2022. For additional information regarding our lease obligations, see Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under the heading "Litigation and Other Contingencies" under Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT's COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Capital Market under the symbol "ITI" since February 8, 2016. Prior to that, our common stock traded on the NYSE MKT under the same symbol. The following table sets forth, for the periods indicated, the highest and lowest sales prices for our common stock:

	High	Low
Fiscal 2018
Quarter Ended June 30, 2017	$6.50	$4.88
Quarter Ended September 30, 2017	6.91	5.68
Quarter Ended December 31, 2017	8.17	5.30
Quarter Ended March 31, 2018	7.88	4.43
Fiscal 2017
Quarter Ended June 30, 2016	$2.99	$2.20
Quarter Ended September 30, 2016	4.04	2.81
Quarter Ended December 31, 2016	3.79	3.20
Quarter Ended March 31, 2017	5.64	3.52

        On May 29, 2018, the last reported sales price of our common stock on the NASDAQ Capital Market was $5.16. As of May 29, 2018, we had 331 holders of record of our common stock according to information furnished by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

        Information regarding securities authorized for issuance can be found under Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

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

        For our fiscal years ended March 31, 2018 and 2017, we did not repurchase any shares. For our fiscal year ended March 31, 2016, we repurchased approximately 656,000 shares of our common stock. From inception of the program in August 2011 through March 31, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2018, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2018, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

Performance Graph

        The following performance graph compares the cumulative total stockholder return of the Company's common stock for the five-year period ended March 31, 2018 to the total returns of (i) the NASDAQ Composite Index and (ii) the NASDAQ Telecommunications Index. This comparison assumes in each case that $100 was invested at the close of market on March 29, 2013, the last trading day immediately preceding the Company's fifth preceding fiscal year, and that any dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	2013	2014	2015	2016	2017	2018
Iteris	$100.00	$108.79	$100.00	$134.07	$298.90	$272.53
NASDAQ Composite	$100.00	$130.18	$153.76	$154.62	$189.99	$229.43
NASDAQ Telecommunications	$100.00	$120.57	$133.29	$131.52	$162.03	$188.13

        The foregoing performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data for the five-year period ended March 31, 2018 has been derived from our consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. The following selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated audited financial statements and the related notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended March 31, 2015 and 2014 and the consolidated balance sheet data as of March 31, 2016, 2015 and 2014 have been derived from consolidated financial statements not included herein

        In July 2011, we completed the sale of substantially all of the assets used in connection with our prior Vehicle Sensors business. As a result, the results of operations of this business are all reflected as a discontinued operation for all periods presented below. See Note 3 (Sale of Vehicle Sensors) of the Notes to Consolidated Financial Statements included in this Annual Report.

	For the Years Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands except share and per share data)
Selected Consolidated Statement of Operations Data:
Total revenues	$103,729	$95,982	$77,748	$72,251	$68,228
Gross profit	39,831	37,402	30,669	28,182	25,974
Income (loss) from continuing operations	(3,768)	(5,187)	(12,535)	(1,277)	1,320
Gain on sale of discontinued operation, net of tax	242	361	214	207	89
Net income (loss)	(3,526)	(4,826)	(12,321)	(1,070)	1,409
Earnings (loss) per share (basic and diluted):
(Loss) income per share from continuing operations	$(0.12)	$(0.16)	$(0.39)	$(0.04)	$0.04
Gain per share on sale of discontinued operation, net of tax	$0.01	$0.01	$0.01	$0.01	$0.00
Net (loss) income per share	$(0.11)	$(0.15)	$(0.38)	$(0.03)	$0.04
Weighted average common shares used in basic per share calculations	32,776	32,174	32,049	32,595	32,665
Weighted average common shares used in diluted per share calculations	32,776	32,174	32,049	32,595	32,847
Selected Consolidated Balance Sheet Data:
Total assets	$62,886	$62,345	$60,020	$70,632	$70,607
Long-term liabilities	871	1,542	1,631	1,009	199
Stockholders' equity	39,521	40,224	43,462	55,968	57,490

(1)
See Note 2 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report for a description of the method used to compute basic and diluted net loss per common share

ITEM 7.    MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this report and the "Risk Factors" section in Item 1A, as well as the other cautionary statements and risks described elsewhere in this report before deciding to purchase, hold or sell our common stock.

Overview

        General.    We are a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, farmers and agronomists use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive.

        Sale of Vehicle Sensors.    On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our former Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the "Asset Sale"). In connection with the Asset Sale, we were entitled to additional consideration in the form of certain performance and royalty-related earn-outs through December 31, 2017. From the date of the Asset Sale through March 31, 2018, we received approximately $2.6 million in connection with such royalty-related earn-out provisions. We also had approximately $106,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2018. We do not anticipate any further payments from Bendix.

        As a result of the Asset Sale, we no longer operate in the Vehicle Sensors segment. We determined that the Vehicle Sensors segment, which previously constituted one of our operating segments, qualified as a discontinued operation. The applicable financial results of our former Vehicle Sensors segment through the closing of the Asset Sale have been reclassified as a discontinued operation for all periods presented in this report. Refer to Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for additional discussion regarding the Asset Sale.

        Business Segments.    We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantageNext, VantagePegasus, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products.

        The Transportation Systems segment includes engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes: iPeMS, our performance measurement and information management solution, as well as our commercial vehicle operations and vehicle safety compliance platforms, known as "CVIEW-Plus," "CheckPoint," "UCRLink," and "inspect."

        The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform. Our ClearPath Weather suite of tools, such as tools for assessing historical weather conditions to both short-term and long-range weather forecasts and customizable route/site weather and pavement forecast tools, provide winter road maintenance recommendations for state agencies, municipalities and for commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems. Our ClearAg solutions include our ClearAg applications, ClearAg APIs and components, WeatherPlot mobile application and ClearAg Insights applications.

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

        Goodwill and Other Long-Lived Assets.    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets primarily represent internally developed and purchased intangible assets including developed technology, customer relationships, trade names and patents. We currently amortize our intangible assets with definitive lives over periods ranging from one to seven years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method over the estimated useful life of the asset.

        We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies.

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

        In relation to the Tax Act, we determine reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments, thereby impacting our consolidated financial position and results of operations.

        Stock-Based Compensation.    We record stock-based compensation in the statements of operations as an expense, based on the grant date estimated fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as the limited transferability of the awards. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Recent Accounting Pronouncements

        Refer to Note 1 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for a discussion of recent accounting pronouncements.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2018	2017	2016
Product revenues	44.8%	45.6%	53.7%
Service revenues	55.2	54.4	46.3

Total revenues	100.0	100.0	100.0
Cost of product revenues	25.7	24.8	30.0
Cost of service revenues	35.9	36.2	30.5

Cost of revenues	61.6	61.0	60.6

Gross profit	38.4	39.0	39.4
Operating expenses:
Selling, general and administrative	36.0	34.6	34.4
Research and development	7.7	7.2	8.9
Amortization of intangible assets	0.1	0.3	0.5
Loss on impairment of goodwill	—	2.3	—

Total operating expenses	43.8	44.4	43.8

Operating loss	(5.4)	(5.4)	(4.4)
Non-operating income (expense):
Other (expense) income, net	(0.0)	(0.0)	0.0
Interest income, net	0.0	0.0	0.0

Loss from continuing operations before income taxes	(5.4)	(5.4)	(4.4)
Benefit (provision) for income taxes	1.8	0.0	(11.7)

Loss from continuing operations	(3.6)	(5.4)	(16.1)
Gain on sale of discontinued operation, net of tax	0.2	0.4	0.3

Net loss	(3.4)%	(5.0)%	(15.8)%

Analysis of Fiscal 2018, Fiscal 2017 and Fiscal 2016 Results of Operations

        Total Revenues.    Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments. The following table's present details of total revenues for Fiscal 2018 compared to Fiscal 2017, and Fiscal 2017 compared to Fiscal 2016:

	Year Ended March 31,
			$ Increase	% Change
	2018	2017
	(In thousands, except percentages)
Product revenues	$46,464	$43,735	$2,729	6.2%
Service revenues	57,265	52,247	5,018	9.6%

Total revenues	$103,729	$95,982	$7,747	8.1%

	Year Ended March 31,
			$ Increase	% Change
	2017	2016
	(in thousands, except percentages)
Product revenues	$43,735	$41,733	$2,002	4.8%
Service revenues	52,247	36,015	16,232	45.1%

Total revenues	$95,982	$77,748	$18,234	23.5%

        Product revenues for Fiscal 2018 increased approximately 6.2% to $46.5 million, compared to $43.7 million in Fiscal 2017, primarily due to increases in unit sales of our core Roadway Sensors products, Roadway Sensors OEM sales, as well as our Transportation Systems third-party product sales. Service revenues for Fiscal 2018 increased approximately 9.6% to $57.3 million, compared to $52.2 million in Fiscal 2017, primarily due to higher Transportation Systems traffic engineering service revenue for government agencies. Total revenues for Fiscal 2018 increased approximately 8.1% to $103.7 million, compared to $96.0 million in Fiscal 2017, primarily due to an approximate 11% increase in Transportation Systems revenues, an approximate 5% increase in Roadway Sensors revenues, and an approximate 8% increase in Agriculture and Weather Analytics revenues.

        Roadway Sensors revenues in Fiscal 2018 included approximately $44.2 million in product revenues and approximately $194,000 of service revenues, reflecting an increase in total revenues of approximately $2.2 million or 5%, compared to Fiscal 2017. The increase was primarily due to higher unit sales of our core Roadway Sensors video detection products aided by a corresponding increase of in our distribution of certain OEM products for the traffic intersection market. Revenue generated through the distribution of certain third party products was approximately $5.3 million and approximately $4.8 million for Fiscal 2018 and Fiscal 2017, respectively. Roadway Sensors revenues in Fiscal 2017 included approximately $42.1 million in product revenues and $111,000 of service revenues, reflecting an increase in total revenues of approximately $1.9 million or 5%, compared to Fiscal 2016. The increase was primarily due to higher unit sales of our Roadway Sensors products, slightly offset by a decrease in our distribution of OEM products for the traffic intersection market. Revenue generated through the distribution of certain third party products was approximately $4.8 million and approximately $5.3 million for Fiscal 2017 and Fiscal 2016, respectively. Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems, and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

        Transportation revenues in Fiscal 2018 included approximately $52.2 million of service revenues and approximately $2.3 million of sales of third-party products purchased for installation under certain construction-type contracts, reflecting an increase in total revenues of approximately $5.2 million or 11%, compared to Fiscal 2017. The increase was primarily a result of extensions granted on certain large contracts, new contract awards, and the timing of backlog fulfilment on certain other projects. Transportation revenues in Fiscal 2017 included approximately $47.6 million of service revenues and approximately $1.7 million of sales of third-party products purchased for installation under certain construction-type contracts, reflecting an increase in total revenues of approximately $15.2 million or 45%, compared to Fiscal 2016. The increase was primarily due as a result of one large contract win during the fourth quarter of Fiscal 2017 and two large contract wins during the third quarter of Fiscal 2016, which was a key contributor to positively impacting revenue growth in Fiscal 2017, as well as timing of backlog fulfilment on certain other projects. While one of the aforementioned large contracts is expected to be near completion by the first quarter of our fiscal year ending March 31, 2019, we plan to continue to pursue larger contracts that may contain significant sub-consulting content. While we believe larger contacts will contribute to overall revenue growth, the mix of sub-consulting content will likely affect the related gross profit from period to period, as revenues derived from sub-consultants generally have lower gross margins than revenues generated by our professional services.

        Agriculture and Weather Analytics revenues in Fiscal 2018 included no product revenue and approximately $4.9 million of service revenues, largely consisting of subscription revenues, reflecting an increase in total revenues of approximately $351,000 or 8%, compared to Fiscal 2017. The increase was primarily due to an increase in ClearAg solutions under newly signed contracts during Fiscal 2018 and Fiscal 2017. Agriculture and Weather Analytics revenues in Fiscal 2017 included no product revenue and approximately $4.5 million of service revenues, largely consisting of subscription revenues, reflecting an increase in total revenues of approximately $1.1 million or 34%, compared to Fiscal 2016. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2017. Going forward, we plan to continue investing in this segment, particularly in the research and development and sales and marketing of the ClearAg and ClearPath Weather solutions. We also plan to pursue commercial opportunities in the precision agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our precision weather, soil and agronomic content and applications.

        Gross Profit.    The following tables present details of our gross profit for Fiscal 2018 compared to Fiscal 2017, and Fiscal 2017 compared to Fiscal 2016:

	Year Ended March 31,
			$ Increase (Decrease)	% Change
	2018	2017
	(In thousands, except percentages)
Product gross margin	$19,831	$19,858	$(27)	(0.1)%
Service gross margin	20,000	17,544	2,456	14.0%

Total gross margin	$39,831	$37,402	$2,429	6.5%

Product gross margin as a % of product revenues	42.7%	45.4%
Service gross margin as a % of service revenues	34.9%	33.6%
Total gross margin as a % of total revenues	38.4%	39.0%

	Year Ended March 31,
			$ Increase	% Change
	2017	2016
	(in thousands, except percentages)
Product gross margin	$19,858	$18,393	$1,465	8.0%
Service gross margin	17,544	12,276	5,268	42.9%

Total gross margin	$37,402	$30,669	$6,733	22.0%

Product gross margin as a % of product revenues	45.4%	44.1%
Service gross margin as a % of service revenues	33.6%	34.1%
Total gross margin as a % of total revenues	39.0%	39.4%

        Our product gross profit as a percentage of product revenues for Fiscal 2018 decreased approximately 270 basis points compared to Fiscal 2017 primarily due an increase in our Roadway Sensors OEM sales, as well as our Transportation Systems third-party product sales, both of which typically yield lower gross margins than our Roadway Sensors core video detection products. Our service gross profit as a percentage of service revenues for Fiscal 2018 increased 130 basis points compared to Fiscal 2017 primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our workforce. Our total gross profit as a percentage of total revenues for Fiscal 2018 decreased 60 basis points compared to Fiscal 2017 primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors revenues generally yield higher total gross margins than our other segments. As such, the increase in our Transportation Systems total revenues from approximately 51% of total revenues for Fiscal 2017 to approximately 53% of total revenues for Fiscal 2018 was a primary contributor to our decline in total gross margin. Roadway Sensors revenue decreased as a percentage of total revenues from approximately 44% for Fiscal 2017 to approximately 43% for Fiscal 2018.

        Our product gross profit as a percentage of product revenues for Fiscal 2017 increased approximately 130 basis points compared to Fiscal 2016 primarily due an increase in unit sales of our core Roadway Sensors products, coupled with a decrease in our Transportation Systems third-party product sales in Fiscal 2017, both of which typically yield lower gross margins than our Roadway Sensors core video detection products. Our service gross profit as a percentage of service revenues for Fiscal 2017 decreased 50 basis points compared to Fiscal 2016 primarily due to the timing of certain extension contracts, the contract mix and an increase in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our workforce. Our total gross profit as a percentage of total revenues for Fiscal 2017 decreased approximately 40 basis points compared to Fiscal 2016 primarily due to higher revenues derived from our Transportation Systems segment in Fiscal 2017, which has generally experienced lower gross profits than our other segments and which increased to approximately 51% of our total revenues for Fiscal 2017, as compared to 44% for Fiscal 2016. Therefore, the increase in Transportation Systems revenues, as a percentage of our overall revenue mix, decreased our overall margin.

        Roadway Sensors gross profit can fluctuate in any specific quarter or year based on, among other factors, customer and product mix between core products and third party OEM products, competitive pricing requirements, product warranty costs and provisions for our excess and obsolete inventories, as well as shifts of engineering resources from development activities to sustaining activities, which we record as cost of goods sold.

        We recognize a portion of our Transportation Systems revenues and related gross profit using percentage of completion contract accounting, and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our internal workforce, which could cause fluctuations in our margins from period to period.

  Selling, General and Administrative Expense

        Selling, general and administration expense for Fiscal 2018 increased approximately 12.3% to $37.4 million, compared to $33.3 million in Fiscal 2017. The overall increase was primarily due to an increase in business development costs aimed at the pursuit of large contracts in the Transportations Systems segment. In addition, there were higher personnel compensation costs driven by higher revenues. This increase in personnel also drove an increase in facilities costs. The overall increase was also attributable to an increase in other selling, general and administrative expenses, primarily due to a reversal of certain bad debt reserves on specific accounts receivable that were subsequently collected during Fiscal 2017, which did not reoccur in Fiscal 2018.

        Selling, general and administration expense for Fiscal 2017 increased approximately 24.1% to $33.3 million, compared to $26.8 million in Fiscal 2016. The overall increase was primarily due to planned headcount increases in corporate headquarters general and administrative positions, as well as planned investments in Agriculture and Weather Analytics sales and marketing, including an increase in the salesforce headcount, which resulted in higher salary and personnel-related costs. The increases in general and administrative expense were also due to legal costs incurred (i) to reach a proxy contest settlement during our second quarter of Fiscal 2018 and (ii) for recent stockholder litigation which was settles in the first half of Fiscal 2018 (see Note 8 of Notes to Consolidated Financial Statements). The increases in general and administrative were also attributable to additional costs for internal control framework to comply with Sarbanes-Oxley standards as an accelerated filer. These increases were partially offset by a reversal of certain bad debt reserves that were placed on specific accounts receivable that were collected during Fiscal 2017.

  Research and Development Expense

        Research and development expense for Fiscal 2018 increased approximately 15.5% to $7.9 million, compared to $6.9 million in Fiscal 2017. The overall increase was primarily due to continued investment in research, discovery, and development largely focused on our software related product offerings.

        We continued to invest in the development of our iPeMS software offering as well as our ClearAg and ClearPath Weather solutions. In addition, we invested in further enhancements and functionality in our Vantage products family. During Fiscal 2018, we successfully released Iteris SPM, our cloud-based signal performance measures application. During Fiscal 2017, we released our VantageLive! platform as well as a number of generally available advisory applications, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs in future periods.

        Research and development for Fiscal 2017 and Fiscal 2016 was relatively consistent at $6.9 million for both periods as the Company continued to invest in research, discovery, and development.

  Impairment of Goodwill

        Based on our goodwill impairment testing for Fiscal 2018, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of Fiscal 2018. Based on our goodwill impairment testing for Fiscal 2017, we determined the fair value of the Agriculture and Weather Analytics reporting unit was less than its carrying amount and resulted in approximately $2.2 million impairment charge in the consolidated statement of operations for Fiscal 2017. We also determined our Roadway Sensors and Transportation Systems reporting units had no impairment, as their estimated fair values exceeded their respective carrying values. Based on our goodwill impairment testing for Fiscal 2016, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of such fiscal year. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

  Amortization of Intangible Assets

        Amortization of intangible assets was approximately $88,000, $281,000 and $360,000 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. The decrease in amortization was primarily due to the completion of amortization on certain older intangible assets.

  Interest Income, Net

        Net interest income was approximately $32,000, $13,000 and $12,000 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

  Income Taxes

        The following table presents our (benefit) provision for income taxes for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	Year Ended March 31,
	2018	2017	2016
	(In thousands, except percentages)
(Benefit) provision for income taxes	$(1,818)	$(44)	$9,079

Effective tax rate	32.5%	0.8%	(262.6)%

        For Fiscal 2018, the difference between the statutory and the effective tax rate was primarily attributable to an increase in tax expense resulting from the impact of the change in the U.S. federal tax rate on the Company's deferred tax assets, offset by a corresponding change to the valuation allowance maintained against the deferred tax assets and a benefit for research tax credits generated during the current fiscal year. The effective tax rate for Fiscal 2018 was also favorably impacted by the reversal of the valuation allowance related to Alternative Minimum Tax credit carryforwards, which were made refundable by the tax legislation discussed below.

        For Fiscal 2017 and 2016, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against the Company's deferred tax assets.

        In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $9.8 million and $11.7 million against our deferred tax assets at March 31, 2018 and 2017, respectively. We will continue to reassess the appropriateness of maintaining a valuation allowance.

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

        At March 31, 2018, we had $6.8 million of federal net operating loss carryforwards that do not expire as a result of recent tax law changes and $5.6 million of federal net operating loss carryforwards that begin to expire in 2022. We also had $4.4 million of state net operating loss carryforwards that begin to expire in 2031. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.

        The Tax Act was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018. The rate change became effective during Fiscal 2018 resulting in a blended statutory tax rate of 30.8% for Fiscal 2018. As a consequence of the tax legislation, the Company recorded a decrease in its net deferred tax assets of $4.1 million and a decrease in the valuation allowance maintained against its deferred tax assets of $5.8 million. The estimated impact of the tax legislation was an income tax benefit of $1.7 million, of which $1.1 million was due to the release of valuation allowance that had been maintained against Alternative Minimum Tax credit carryforwards, which were made refundable by the tax legislation, and $640,000 was due to the remeasurement of a deferred tax liability related to indefinite-lived assets.

        On December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the tax legislation as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects discussed above represent the Company's best estimate based on its current interpretation of this tax legislation. The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this tax legislation, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the tax legislation. In accordance with SAB 118, the income tax effects of the tax legislation discussed above are considered provisional and will be finalized in Fiscal 2019.

  Liquidity and Capital Resources

  Cash Flows

        We have historically financed our operations with a combination of cash flows from operations and the sale of equity securities. We have historically relied, and expect to continue to rely on cash flows from operations and our cash reserves to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution, and any equity securities that may be issued may have rights senior to our existing stockholders. There is no assurance that we will be able to secure additional funding on a timely basis, on terms acceptable to us, or at all.

        At March 31, 2018, we had $17.4 million in working capital, which included $10.2 million in cash and cash equivalents, as well as $5.3 million in short term investments. This compares to working capital of $22.7 million at March 31, 2017, which included $18.2 million in cash and cash equivalents.

        The following table summarizes our cash flows for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(268)	$2,903	$(4,110)
Investing activities	(8,823)	(1,343)	(978)
Financing activities	1,042	612	(844)

        Operating Activities.    Cash used in our operations during Fiscal 2018 was primarily the result of our net loss of approximately $3.5 million, adjusted by approximately $2.4 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued operations, and loss on disposal of equipment. The net loss was offset in part by approximately $819,000 of working capital provided in Fiscal 2018.

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

        Cash used in our operations during Fiscal 2016 was primarily the result of our net loss of approximately $12.3 million, adjusted by approximately $10.5 million in non-cash items, of which approximately $9.0 million related to the change in our deferred income taxes and related valuation allowance recorded against our federal net operating loss carryforwards. Such non-cash items also included higher stock-based compensation primarily due to the recent large equity grant to our new CEO, as well as depreciation, amortization, gain on the sale of discontinued operation and loss on disposal of equipment. Cash used in our operations was also driven by approximately $2.3 million used in working capital.

        Investing Activities.    Cash used in our investing activities during Fiscal 2018 consisted of approximately $5.3 million in investment purchases, approximately $1.1 million for purchases of property and equipment primarily related to leasehold improvement to our corporate headquarters, and $2.9 million of capitalized software development primarily related to the development of our new Oracle ERP system, and to a lesser extent, in the Agriculture and Weather Analytics and Roadway Sensors business segments related to ClearAg assets and VantageLive! developments. These investments were partially offset by approximately $511,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment.

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

        Financing Activities.    Net cash provided by financing activities during Fiscal 2018 and Fiscal 2017 was primarily the result of approximately $1.0 million and $612,000, respectively, of cash proceeds received from the exercises of stock options.

        Net cash used in financing activities during Fiscal 2016 was primarily the result of approximately $1.2 million in cash used to repurchase shares of our common stock under our stock repurchase program, which was offset in part by approximately $383,000 of cash proceeds received from the exercises of stock options.

  Borrowings

        We previously had a $12.0 million revolving line of credit with California Bank & Trust ("CB&T"), which expired on October 1, 2016. We were obligated to pay an unused line fee of 0.15% per annum applied to the average unused portion of the revolving line of credit. We chose not to renew our line of credit as we do not foresee a need to utilize credit within the next twelve months, and we will avoid paying an unused line fee.

Off-Balance Sheet Arrangements

        Other than our operating leases, which are further described at Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, we do not have any other material off-balance sheet arrangements at March 31, 2018.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our investments portfolio in a variety of available-for-sale fixed debt securities, including both government and corporate obligations and money market funds. Investments in fixed rate interest bearing instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates. Due in part to these factors, we may suffer losses in principal if we need the funds prior to maturity and choose to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities' issuers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Iteris, Inc.
Index to Consolidated Financial Statement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the stockholders and the Board of Directors of Iteris, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiary (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

        The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Costa Mesa, CA
June 7, 2018

We have served as the Company's auditor since fiscal 2016.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,152	$18,201
Short-term investments	5,319	—
Trade accounts receivable, net of allowance for doubtful accounts of $333 and $389 at March 31, 2018 and March 31, 2017, respectively	12,866	14,299
Unbilled accounts receivable	7,473	6,456
Inventories	2,921	2,250
Prepaid expenses and other current assets	1,165	2,108

Total current assets	39,896	43,314
Property and equipment, net	2,333	2,064
Intangible assets, net	3,751	1,498
Goodwill	15,150	15,150
Other assets	1,756	319

Total assets	$62,886	$62,345

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$7,838	$7,886
Accrued payroll and related expenses	7,398	6,443
Accrued liabilities	2,358	2,201
Deferred revenue	4,900	4,049

Total current liabilities	22,494	20,579
Deferred rent	638	649
Deferred income taxes	65	707
Unrecognized tax benefits	168	186

Total liabilities	23,365	22,121
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2018 and March 31, 2017
Issued and outstanding shares—33,186 at March 31, 2018 and 32,488 at March 31, 2017	3,318	3,249
Additional paid-in capital	139,722	136,968
Accumulated deficit	(103,519)	(99,993)

Total stockholders' equity	39,521	40,224

Total liabilities and stockholders' equity	$62,886	$62,345

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2018	2017	2016
Product revenues	$46,464	$43,735	$41,733
Service revenues	57,265	52,247	36,015

Total revenues	103,729	95,982	77,748
Cost of product revenues	26,633	23,877	23,340
Cost of service revenues	37,265	34,703	23,739

Cost of revenues	63,898	58,580	47,079

Gross profit	39,831	37,402	30,669
Operating expenses:
Selling, general and administrative	37,400	33,313	26,846
Research and development	7,945	6,877	6,933
Amortization of intangible assets	88	281	360
Loss on impairment of goodwill	—	2,168	—

Total operating expenses	45,433	42,639	34,139

Operating loss	(5,602)	(5,237)	(3,470)
Non-operating income (expense):
Other (expense) income, net	(16)	(7)	2
Interest income, net	32	13	12

Loss from continuing operations before income taxes	(5,586)	(5,231)	(3,456)
Benefit (provision) for income taxes	1,818	44	(9,079)

Loss from continuing operations	(3,768)	(5,187)	(12,535)
Gain on sale of discontinued operation, net of tax	242	361	214

Net loss	$(3,526)	$(4,826)	$(12,321)

Loss per share from continuing operations—basic and diluted	$(0.12)	$(0.16)	$(0.39)

Gain per share from sale of discontinued operation—basic and diluted	$0.01	$0.01	$0.01

Net loss per share—basic and diluted	$(0.11)	$(0.15)	$(0.38)

Shares used in basic per share calculations	32,776	32,174	32,049

Shares used in diluted per share calculations	32,776	32,174	32,049

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2015	32,411	$3,242	$135,572	$(82,846)	$55,968
Stock option exercises	243	24	359	—	383
Stock-based compensation	—	—	659	—	659
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	50	5	(37)	—	(32)
Repurchases of common stock	(656)	(66)	(1,129)	—	(1,195)
Net loss				(12,321)	(12,321)

Balance at March 31, 2016	32,048	$3,205	$135,424	$(95,167)	$43,462
Stock option exercises	388	40	628	—	668
Stock-based compensation	—	—	976	—	976
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	52	4	(60)	—	(56)
Net loss				(4,826)	(4,826)

Balance at March 31, 2017	32,488	$3,249	$136,968	$(99,993)	$40,224
Stock option exercises	591	59	1,131	—	1,190
Stock-based compensation	—	—	1,781	—	1,781
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	107	10	(158)	—	(148)
Net loss				(3,526)	(3,526)

Balance at March 31, 2018	33,186	$3,318	$139,722	$(103,519)	$39,521

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(3,526)	$(4,826)	$(12,321)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(660)	12	8,859
Depreciation of property and equipment	819	729	649
Stock-based compensation	1,781	976	659
Amortization of intangible assets	726	623	526
Gain on sale of discontinued operation, net of tax	(242)	(361)	(214)
Loss on disposal of equipment	16	14	58
Loss on impairment of goodwill	—	2,168	—
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	1,433	(1,058)	(2,035)
Unbilled accounts receivable and deferred revenue, net	(166)	549	(239)
Inventories	(671)	903	(91)
Prepaid expenses and other assets	(693)	(408)	(407)
Accounts payable and accrued expenses	915	3,582	446

Net cash (used in) provided by operating activities	(268)	2,903	(4,110)
Cash flows from investing activities
Purchases of property and equipment	(1,079)	(668)	(856)
Capitalized software development costs	(2,936)	(1,170)	(490)
Purchase of short term investments	(5,319)	—	—
Net proceeds from sale of business segment	511	495	368

Net cash used in investing activities	(8,823)	(1,343)	(978)
Cash flows from financing activities
Repurchases of common stock	—	—	(1,195)
Proceeds from stock option exercises	1,190	668	383
Tax withholding payments for net share settlements of restricted stock units	(148)	(56)	(32)

Net cash provided by (used in) financing activities	1,042	612	(844)

(Decrease) increase in cash and cash equivalents	(8,049)	2,172	(5,932)
Cash and cash equivalents at beginning of period	18,201	16,029	21,961

Cash and cash equivalents at end of period	$10,152	$18,201	$16,029

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$14	$18
Income taxes	130	166	177
Supplemental schedule of non-cash investing and financing activities:
Capitalized software development costs included in accounts payable and accrued expenses	$102	$—	$—
Issuance of common stock for vested restricted stock units	10	5	5
Landlord contribution for tenant improvements	145	—	—

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, farmers and agronomists use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive.

        We offer a comprehensive range of intelligent transportation systems ("ITS") technology solutions to our customers throughout the U.S. and internationally through a combination intellectual property, products, and decades of experience in traffic management, weather forecasting solutions and information technologies.

        In the agribusiness markets, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.

        We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on the roads we travel and the lands we farm.

        We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the entire value chain in the agriculture market with our smart content and digital farming platform.

        Iteris was incorporated in Delaware in 1987.

Recent Developments

ClearAg, Inc.

        In April 2017, Iteris, Inc. formed a wholly-owned subsidiary, ClearAg, Inc., a Delaware corporation, to provide ClearAg solutions in the agribusiness markets.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Unbilled Accounts Receivable

        Unbilled accounts receivable in the accompanying audited consolidated balance sheets represent unbilled amounts earned and reimbursable under services sales arrangements, including approximately $1.5 million of costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2018, accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35, Construction-Type and Production-Type Contracts ("ASC 605-35"). At any given period-end, a large portion of the balance in this account represents the accumulation of labor, materials and other costs that have not been billed due to timing, whereby the accumulation of each month's costs and earnings are not administratively billed until the subsequent month. Also included in this account are amounts that will become billable according to contract terms, which usually require the consideration of the passage of time, achievement of milestones or completion of the project.

Deferred Revenue

        Deferred revenue in the accompanying consolidated balance sheets is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, project-related legal liabilities and other project-related reserves, including approximately $1.5 million of billings in excess of costs and estimated earnings on uncompleted contracts accounted for under FASB ASC 605-35. The unearned amounts are expected to be earned within the next twelve months.

Concentration of Credit Risk

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

        We currently have, and historically have had, a diverse customer base. For the fiscal years ended March 31, 2018 ("Fiscal 2018") and March 31, 2017 ("Fiscal 2017"), one individual customer represented approximately 22% of our total revenues, respectively, and no other individual customer represented greater than 10% of our total revenues. . For the fiscal year ended March 31, 2016 ("Fiscal 2016"), no individual customer represented greater than 10% of our total revenues.

Fair Values of Financial Instruments

        The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. Our investments are measured at fair value on a recurring basis.

        The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in ASC 820, Fair Value Measurements ("ASC 820"). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy proscribed by ASC 820 contains three levels as follows:

          Level 1—Quoted prices in active markets for identical assets or liabilities.

          Level 2—Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

          Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with initial maturities of ninety days or less.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Investments

        The Company's investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders' equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 5). Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the "Credit Loss") or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer's financial condition and, if applicable, information on the guarantors' financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment's fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company's intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets were $1.2 million as of March 31, 2018 and $2.1 million as of March 31, 2017 and included approximately $130,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds require us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral is required throughout the delivery of our services and is maintained in the local bank until the contract is closed by the purchasing agency. We expect these requirements, and the related cash collateral restrictions, to be released during calendar year 2018.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Goodwill and Long-Lived Assets

        We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies.

        In Fiscal 2017, we adopted the provisions issued by the FASB that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of March 31, 2018, we determined that no adjustments to the carrying value of goodwill and intangible assets were required. As of March 31, 2017, we

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

determined the carrying amount of the goodwill in the Agriculture and Weather Analytics reporting unit exceeded its implied fair value, and as a result, recognized an approximate $2.2 million impairment loss in the accompanying consolidated financial statements. We also determined that no adjustments to the carrying value of goodwill and intangible assets were required in the Roadway Sensors and Transportation Systems reporting units for any year presented.

        We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of March 31, 2018, there was no impairment to our long-lived and intangible assets.

Income Taxes

        We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, we determined it was appropriate to record a valuation allowance of approximately $10.1 million in the third quarter of Fiscal 2016 against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Advertising Expenses

        Advertising costs are expensed in the period incurred and totaled $148,000, $146,000, and $164,000 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

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

Comprehensive Loss

        The difference between net loss and comprehensive loss was de minimis for Fiscal 2018. Comprehensive loss equaled net loss for Fiscal 2017 and Fiscal 2016.

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new revenue recognition standard ("ASC 606") provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We are required to adopt this standard effective April 1, 2018.

        We plan to adopt this standard using the modified retrospective method with an immaterial adjustment to accumulative deficit for the cumulative effect of adoption. Our assessment process has consisted of reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. We have reviewed individual customer contracts and purchase orders related to these revenues streams as well as identified appropriate changes to our business processes, systems and controls to support the revenue recognition and disclosure requirements under the new standard. We believe that the new standard and related revenue recognition policies will not result in a material change to our consolidated financial statements, but will require additional disclosures in our financial statements as to the nature, amount and timing of revenue and cash flows arising from contracts with customers.

        In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20"), which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-20 is not expected to have a material impact on our consolidated financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). This standard revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure certain equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-01 on our consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). The pronouncement requires an entity to recognize assets and liabilities for the rights and obligations created by leases on the entity's balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity's leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The Company expects adoption to increase the assets and liabilities recorded on its consolidated balance sheet and increase the level of disclosures related to leases. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

        In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718 Compensation—Stock Compensation. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017, is not expected to have a material impact on our consolidated financial statements.

        In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 adds various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities' ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company's accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of March 31, 2018.

2. Supplementary Financial Information

Inventories

        The following table presents details regarding our inventories:

	March 31,
	2018	2017
	(In thousands)
Materials and supplies	$1,745	$887
Work in process	232	298
Finished goods	944	1,065

	$2,921	$2,250

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

2. Supplementary Financial Information (Continued)

Property and Equipment, net

        The following table presents details of our property and equipment, net:

	March 31,
	2018	2017
	(In thousands)
Equipment	$6,053	$7,078
Leasehold improvements	2,880	2,494
Accumulated depreciation	(6,600)	(7,508)

	$2,333	$2,064

        Depreciation expense was approximately $819,000, $729,000, and $649,000 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Approximately $288,000, $269,000, and $252,000 of the depreciation expense was recorded to cost of revenues, and approximately $531,000, $397,000 and $300,000 was recorded to operating expenses in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, in the consolidated statements of operations.

Intangible Assets

        The following table presents details regarding our intangible assets:

	March 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	$1,856	$(1,856)	$1,856	$(1,828)
Customer contracts / relationships	750	(750)	750	(726)
Trade names and non-compete agreements	1,110	(1,102)	1,110	(1,066)
Capitalized software development costs	5,108	(1,365)	2,158	(756)

Total	$8,824	$(5,073)	$5,874	$(4,376)

        Amortization expense for intangible assets subject to amortization was approximately $726,000, $623,000, and $526,000 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Approximately $638,000, $342,000, and $166,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $88,000, $281,000, and $360,000 was recorded to amortization expense for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, in the consolidated statements of operations.

        We do not have any intangible assets with indefinite useful lives. As of March 31, 2018, our net capitalized software development costs of approximately $3.8 million is associated with our Oracle ERP development of approximately $2.3 million, which has a useful life of 10 years beginning Fiscal 2019; as

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

2. Supplementary Financial Information (Continued)

well as our Agriculture and Weather Analytics and Roadway Sensors segments, which have an average useful life of three years. The future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2019	$1,076
2020	807
2021	339
2022	244
2023	244
Thereafter	1,041

$3,751

Goodwill

        The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2016, Fiscal 2017 and Fiscal 2018:

	Roadway Sensors	Transportation Systems	Ag & Weather Analytics	Total
	(In thousands)
Balance—March 31, 2016
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	—	(7,970)

	$8,214	$6,936	$2,168	$17,318

Balance—March 31, 2017
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	8,214	6,936	—	15,150

Balance—March 31, 2018
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	$8,214	$6,936	$—	$15,150

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

2. Supplementary Financial Information (Continued)

Warranty Reserve Activity

        The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of fiscal year	$278	$193	$181
Additions charged to cost of sales	623	382	236
Warranty claims	(498)	(297)	(224)

Balance at end of fiscal year	$403	$278	$193

Earnings Per Share

        The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Year Ended March 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(3,768)	$(5,187)	$(12,535)

Denominator:
Weighted average common shares used in basic computation	32,776	32,174	32,049
Dilutive stock options	—	—	—
Dilutive restricted stock units	—	—	—
Dilutive warrants	—	—	—

Weighted average common shares used in diluted computation	32,776	32,174	32,049

Loss from continuing operations per share:
Basic	$(0.12)	$(0.16)	$(0.39)

Diluted	$(0.12)	$(0.16)	$(0.39)

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

2. Supplementary Financial Information (Continued)

        The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss per share from continuing operations as their effect would have been anti-dilutive:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Stock options	3,917	3,491	3,220
Restricted stock units	228	179	186

3. Sale of Vehicle Sensors

        On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group. In connection with the asset sale, we are entitled to additional consideration in the form of the following performance and royalty-related earn-outs: Bendix is obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale, through March 31, 2018, we received approximately $2.6 million in connection with royalty-related earn-outs provisions for a total of $17.9 million in cash from the asset sale.

        In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the fiscal year ended March 31, 2018, 2017 and 2016, we recorded a gain on sale of discontinued operation of approximately $242,000, $361,000, and $214,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement.

4. Impairment of Goodwill

        As discussed in Note 1, goodwill is tested for impairment on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist.

        Based on our goodwill impairment testing for Fiscal 2018, we determined our Roadway Sensors and Transportation Systems reporting units were not impaired as of March 31, 2018, as the estimated fair values of our reporting units exceeded their carrying values at the end of such fiscal years. Based on our goodwill impairment testing for Fiscal 2017, we believe the carrying value of our goodwill in our Agriculture and Weather Analytic reporting unit was impaired as of March 31, 2017, and resulted in approximately $2.2 million impairment charge. We also determined our Roadway Sensors and Transportation Systems reporting units were not impaired as of March 31, 2017. Based on our goodwill impairment testing for Fiscal 2016, we believe the carrying value of our goodwill was not impaired. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

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

        Level 1—Quoted prices in active markets for identical assets or liabilities.

        Level 2—Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

        We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2018 or 2017. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. In Fiscal 2018, Level 3 inputs were used to evaluate the fair value of our goodwill in our two reporting units that had goodwill balances. In Fiscal 2017, Level 3 inputs were used to evaluate the fair value of our goodwill in our three reporting units. As a result of our impairment testing, we recorded an adjustment for impairment of approximately $2.2 million in our Agriculture and Weather Analytics reporting unit. No other non- financial assets were measured at fair value during the fiscal years ended March 31, 2018, 2017, and 2016.

        The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	666	—	—	666

Subtotal	666	—	—	666

Level 2:
Commercial paper	1,891	—	—	1,891
Corporate notes and bonds	2,008	(2)	—	2,006
US Treasuries	1,500	(1)	—	1,499
US Government agencies	2,950	(1)	—	2,949

Subtotal	8,349	(4)	—	8,345

Total	9,015	(4)	—	9,011

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

6. Credit Facility

        We had a $12.0 million revolving line of credit with California Bank & Trust ("CB&T"), which expired on October 1, 2016. We chose not to renew our line of credit as we do not foresee a need to utilize credit within the next twelve months.

7. Income Taxes

        The components of current and deferred federal and state income tax (benefits) provision are as follows:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Loss from continuing operations before income taxes	$(5,586)	$(5,231)	$(3,456)
Current income tax provision:
Federal	$3	$71	$170
State	45	62	50

Total current tax provision	48	133	220
Deferred income tax (benefit) provision:
Federal	(1,849)	(166)	8,289
State	(17)	(11)	570

Total deferred tax (benefit) provision	(1,866)	(177)	8,859
(Benefit) provision for income taxes on continuing operations	(1,818)	(44)	9,079

Loss from continuing operations, net of tax	$(3,768)	$(5,187)	$(12,535)

        The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
(Benefit) for income taxes at statutory rates	$(1,720)	$(1,778)	$(1,175)
Change in federal tax rate	4,134	—	—
State income taxes net of federal benefit	(255)	(124)	(184)
Impairment charges	—	737	—
Tax credits	(567)	(125)	(258)
Compensation charges	(324)	29	91
Change in valuation allowance	(3,153)	1,148	10,557
Other	67	69	48

(Benefit) provision for income taxes	$(1,818)	$(44)	$9,079

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

7. Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating losses	$2,853	$830
Capitalized R&D	2,734	5,003
Credit carry forwards	2,043	2,387
Deferred compensation and payroll	1,603	2,064
Bad debt allowance and other reserves	567	820
Deferred rent	235	313
Property and equipment	844	521
Other, net	203	255

Total deferred tax assets	11,082	12,193
Valuation allowance	(9,814)	(11,726)

Total deferred tax assets, net of valuation allowance	1,268	467

Deferred tax liabilities:
Acquired intangibles	(866)	(467)
Goodwill	(467)	(707)

Total deferred tax liabilities	(1,333)	(1,174)

Net deferred tax liabilities	$(65)	$(707)

        At March 31, 2018, we had $1.1 million in federal Alternative Minimum Tax credit carryforwards that were reclassified from a deferred tax asset to a noncurrent income tax receivable as we expect this amount to be refunded over the next four years. We also had $1.5 million in federal research credits that begin to expire in 2031 and $703,000 in state tax credits that begin to expire in 2023. We had $6.8 million of federal net operating loss carryforwards at March 31, 2018 that do not expire as a result of recent tax law changes. We had $5.6 million of federal net operating loss carryforwards at March 31, 2018 that begin to expire in 2022. We also had $4.4 million of state net operating loss carryforwards at March 31, 2018 that begin to expire in 2031.

        Our deferred tax assets at March 31, 2017 did not include approximately $1.1 million of excess tax benefits from employee stock option exercises that were a component of our net operating loss carryforwards. Due to the adoption of ASU 2016-09 in Fiscal 2018, this amount was recognized through accumulated deficit, offset by a corresponding amount of valuation allowance, resulting in no net impact to accumulated deficit.

        In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $9.8 million and $11.7 million against our deferred tax assets at March 31, 2018 and

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

7. Income Taxes (Continued)

2017, respectively. We will continuously reassess the appropriateness of maintaining a valuation allowance.

        The Tax Cuts and Jobs Act ("tax legislation") was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018. The rate change became effective during Fiscal 2018 resulting in a blended statutory tax rate of 30.8% for Fiscal 2018. As a consequence of the tax legislation, the Company recorded a decrease in its net deferred tax assets of $4.1 million and a decrease in the valuation allowance maintained against its deferred tax assets of $5.8 million. The estimated impact of the tax legislation was an income tax benefit of $1.7 million, of which $1.1 million was due to the release of valuation allowance that had been maintained against Alternative Minimum Tax credit carryforwards, which were made refundable by the tax legislation, and $640,000 was due to the remeasurement of a deferred tax liability related to indefinite-lived assets.

        On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") directing taxpayers to consider the impact of the tax legislation as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects discussed above represent the Company's best estimate based on its current interpretation of this tax legislation. The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this tax legislation, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the tax legislation. In accordance with SAB 118, the income tax effects of the tax legislation discussed above are considered provisional and will be finalized in Fiscal 2019.

Unrecognized Tax Benefits

        As of March 31, 2018 and 2017, our gross unrecognized tax benefits were $586,000 and $426,000, respectively, of which $461,000 and $286,000, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are $513,000 and $359,000, respectively.

        We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2018 and 2017, we had accrued cumulatively $43,000 and $46,000, respectively, for the payment of potential interest and penalties. The total amount of interest and penalties recognized in the consolidated statements of operations for the fiscal years ended March 31, 2018 and 2017 was $(3,000) and $(6,000), respectively.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

7. Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$426	$394	$319
Increases for tax positions taken in prior years	62	18	22
Decreases for tax positions taken in prior years	—	(8)	—
Increases for tax positions taken in the current year	122	59	68
Lapse in statute of limitations	(24)	(37)	(15)

Gross unrecognized tax benefits at March 31	$586	$426	$394

        We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2015 or later, and state and local income tax examination for fiscal tax years ended March 31, 2014 or later. However, if NOL carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.

8. Commitments and Contingencies

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

        On September 15, 2016, a stockholder class action and derivative action (captioned Ionni v. Bergera, et al., Case No. 16-cv00807-RGA) was filed in the United States District Court for the District of Delaware (the "Court") against certain of the Company's current and former directors and officers (the "Individual Defendants") and the Company as a nominal defendant (together with the Individual Defendants, the "Defendants"). The complaint asserted claims for breach of fiduciary duty and unjust enrichment. Plaintiff contended that, in 2014 and 2015, the Individual Defendants caused the Company to issue purportedly false and misleading proxy statements in connection with the Company's annual meeting of stockholders in 2014 and 2015 (collectively, the "Proxy Statements"). In those Proxy Statements, the Company's stockholders were asked to approve amendments (the "Amendments") to increase the number of shares of the Company's common stock reserved for issuance under the Iteris, Inc. 2007 Omnibus Incentive Plan (the "2007 Plan"). Among other things, Plaintiff alleged that the Proxy Statements were materially false and misleading because they affirmatively represented that no person could receive more than 500,000 stock options or SARs under the 2007 Plan in any fiscal

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

8. Commitments and Contingencies (Continued)

year (the "Share Limit") and failed to disclose that the Compensation Committee had the discretion to approve an annual grant to a 2007 Plan participant in excess of that amount. Plaintiff contended that, the Amendments were not valid and sought rescission of any stock options granted pursuant to the Amendments, including the option to purchase up to 1,350,000 shares of the Company's common stock that was granted in September 2015 to Mr. Bergera (the "CEO Option") in connection with his appointment to serve as President and Chief Executive Officer of the Company.

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

Operating Leases

        In May 2007, we entered into an agreement to lease 52,000 square feet of office space in Santa Ana, California for a term of 88 months. In September 2007, we relocated our headquarters and principal operations into this space. The monthly lease rate was $102,000 during the first year of the lease and increased each year thereafter, to $120,000 per month during the last year of the lease. In February 2014, we entered into an amendment to the lease, which reduced our office space by approximately 11,000 square feet and changed the lease term to 96 months, commencing on April 1, 2014. The monthly lease rate is approximately $76,000 during the first year of the amended term and increases each year thereafter, up to a maximum of approximately $90,000 during the last year of the term. Additionally, the lease amendment provided for approximately $328,000 in incentives in the form of tenant improvement allowances, which we recorded as fixed assets and deferred rent in our consolidated balance sheet. The leasehold improvements were capitalized into fixed assets during Fiscal 2015 and will be depreciated over the estimated useful life of the improvements, or the term of the lease amendment, whichever is shorter. The corresponding deferred rent amount will reduce monthly rent expense over the term of the lease amendment. On January 23, 2017, we entered into an amendment to the lease, which added approximately 5,980 square feet and will expire after 60 months,

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

8. Commitments and Contingencies (Continued)

commencing on April 1, 2017. The monthly lease rate is approximately $14,000 during the first year of the term and increase each year thereafter, up to a maximum of approximately $16,000 during the last year of the term. Additionally, the lease amendment provided for approximately $119,000 in incentives in the form of tenant improvement allowances.

        We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2018 were as follows:

Year Ending March 31,
(In thousands)
2019	$2,185
2020	1,936
2021	1,836
2022	1,725
2023	295
Thereafter	—

$7,977

        Rent expense totaled approximately $1.8 million for Fiscal 2018, and $1.7 million for each of Fiscal 2017 and Fiscal 2016.

Related Party Transaction

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013 and on August 11, 2016. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of March 31, 2018, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess' capital stock.

9. Stockholders' Equity

Preferred Stock

        Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

9. Stockholders' Equity (Continued)

dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2018 and 2017, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

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

Common Stock Reserved for Future Issuance

        The following summarizes common stock reserved for future issuance at March 31, 2018:

Number of Shares
(In thousands)
Stock options outstanding	4,124
Restricted stock units outstanding	144
Authorized for future issuance under stock incentive plans	1,496

5,764

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

10. Employee Benefit Plans (Continued)

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

        We currently maintain both the 2007 Plan and the 2016 Plan. Of these plans, we may only grant future awards from the 2016 Plan. As of the 2016 Annual Meeting of Stockholders, no future shares could be granted under the 2007 Plan. At March 31, 2018, there were approximately 1.5 million shares of common stock available for grant under the 2016 plan. As of March 31, 2018, options to purchase approximately 2,309,000 shares of common stock, as well as 45,000 RSUs, were outstanding under the 2007 Plan and options to purchase approximately 1,816,000 shares of common stock, as well as 99,000 RSUs, were outstanding under the 2016 Plan.

Stock Options

        A summary of activity in the Plans with respect to our stock options for Fiscal 2018 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2017	3,776	$2.76
Granted	1,103	5.59
Exercised	(591)	2.02
Forfeited	(164)	4.00
Expired	—	—

Options outstanding at March 31, 2018	4,124	$3.58	8.1	$6,394

Options exercisable at March 31, 2018	1,616	$2.45	7.0	$4,049

Vested and expected to vest at March 31, 2018	4,124	$3.58	8.1	$6,394

Options exercisable at March 31, 2018 pursuant to a change-in-control	4,124	$3.58	8.1	$6,394

Restricted Stock Units

        RSU awards are stock-based awards that entitle the holder to receive one share of our common stock for each RSU upon vesting. RSUs granted under the 2007 Plan vest at the rate of 25% on each of the first four anniversaries of the grant date provided that the holder remains in service (as defined

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

10. Employee Benefit Plans (Continued)

by the 2007 Plan) as of the vesting date. RSUs granted under the 2016 Plan vest at varying terms between one and four anniversaries of the grant date provided that the holder remains in service (as defined by the 2016 Plan) as of the vesting date. The fair value per RSU is determined based on the closing market price of our common stock on the grant date.

        A summary of activity with respect to our RSUs for Fiscal 2018 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2017	232	$3.84
Granted	73	6.40
Vested	(134)	4.06
Forfeited	(27)	4.88

RSUs outstanding at March 31, 2018	144	$4.72	1.9	$167

Expected to vest at March 31, 2018	144	$4.72	1.9	$167

Common stock issuable (for RSUs) at March 31, 2018 upon a change-in-control	144	$4.72	1.9	$167

Stock-Based Compensation

        The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Cost of revenues	$71	$51	$42
Selling, general and administrative expense	1,558	858	567
Research and development expense	152	67	50

Total stock-based compensation	$1,781	$976	$659

        At March 31, 2018, there was approximately $4.6 million and $578,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.8 years for stock options and 1.8 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

10. Employee Benefit Plans (Continued)

        The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2018	2017	2016
Expected life—years	6.5	6.5	7.2
Risk-free interest rate	2.7%	2.2%	1.9%
Expected volatility of common stock	43%	40%	47%
Dividend yield	—%	—%	—%

        Expected Life:    The Company's expected life represents the weighted-average period that the Company's stock options are expected to be outstanding. The expected life is based on expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive employee behavioral patterns used to forecast expected exercise patterns.

        Risk-Free Interest Rate:    The risk-free interest rate is based on the U.S. Treasury zero coupon yield curve in effect at the time of grant for the expected term of the option.

        Expected Volatility:    The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the option.

        A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$2.59	$2.11	$1.19
Intrinsic value of options exercised	$2,469	$1,061	$135

Employee Incentive Programs

        Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2018, 2017 and 2016.

        We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after three years of service. Our matching contributions under the 401(k) Plan were approximately $1,067,000, $881,000, and $716,000 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

10. Employee Benefit Plans (Continued)

Other Stock-Based Compensation Plans

        Beginning January 1, 2018, the Company offers an Employee Stock Purchase Plan ("ESPP") which allows employees to have a percentage of their base compensation withheld to purchase the Company's common stock at 95% of the fair market on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. There were no share purchases in Fiscal 2018. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

11. Stock Repurchase Program

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

        For our fiscal years ended March 31, 2018 and 2017, we did not repurchase any shares. For our fiscal year ended March 31, 2016, we repurchased approximately 656,000 shares of our common stock. From inception of the program in August 2011 through March 31, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2018, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2018, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

12. Investments

        Our investments consisted of the following:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$3,692	$—	$—	$3,692
Short term investments	5,323	(4)	—	5,319
Long term investments	—	—	—	—

Total	$9,015	$(4)	$—	$9,011

        Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2018.

        The following table summarizes the contractual maturities of our investments at March 31, 2018:

	As of March 31, 2018
Maturity break out:	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$9,015	$9,011
Due within two years	—	—

Total	$9,015	$9,011

13. Business Segments, Significant Customer and Geographic Information

Business Segments

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantageNext, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products.

        The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

13. Business Segments, Significant Customer and Geographic Information (Continued)

systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes: iPeMS, our performance measurement and information management solution as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW Plus, CheckPoint, UCRLink and inspect.

        The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform. Our ClearPath Weather suite of tools, such as tools for assessing historical weather conditions to both short-term and long-range weather forecasts and customizable route/site weather and pavement forecast tools, provide winter road maintenance recommendations for state agencies, municipalities and for commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems. Our ClearAg solutions include our ClearAg applications, ClearAg APIs and components, WeatherPlot mobile application, and ClearAg Insights applications.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

13. Business Segments, Significant Customer and Geographic Information (Continued)

        Selected financial information for our reportable segments for the fiscal years ended March 31, 2018, 2017 and 2016 is as follows:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Year Ended March 31, 2018
Product revenues	$44,163	$2,301	$—	$46,464
Service revenues	194	52,180	4,891	57,265

Revenues	44,357	54,481	4,891	103,729
Depreciation	221	204	109	534
Segment income (loss)	8,825	8,639	(8,048)	9,416
Year Ended March 31, 2017
Product revenues	42,059	1,676	—	43,735
Service revenues	111	47,594	4,542	52,247

Revenues	42,170	49,270	4,542	95,982
Depreciation	180	191	131	502
Loss from continuing operations before income taxes	—	—	2,168	2,168
Segment income (loss)	9,799	8,482	(9,557)	8,724
Year Ended March 31, 2016
Product revenues	39,923	1,810	—	41,733
Service revenues	336	32,286	3,393	36,015

Revenues	40,259	34,096	3,393	77,748
Depreciation	152	175	122	449
Segment income (loss)	$8,401	$4,170	$(6,140)	$6,431

        The following table reconciles total segment income to consolidated income from continuing operations before income taxes:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Segment income:
Total income from reportable segments	$9,416	$8,724	$6,431
Unallocated amounts:
Corporate and other expenses	(14,930)	(13,680)	(9,541)
Amortization of intangible assets	(88)	(281)	(360)
Other (expense) income, net	(16)	(7)	2
Interest income, net	32	13	12

Loss from continuing operations before income taxes	$(5,586)	$(5,231)	$(3,456)

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2018

13. Business Segments, Significant Customer and Geographic Information (Continued)

Significant Customer and Geographic Information

        One individual customer who is also a government agency had a receivable balance of 13% of our total trade accounts receivable balance as of March 31, 2018. No individual customer or government agency had a receivable balance at March 31, 2017 or 2016 greater than 10% of our total trade accounts receivable balances as of March 31, 2017 and 2016, respectively.

        The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2018	2017	2016
Canada	1%	1%	—%
Europe	1	1	—
Middle East	—	—	1

	2%	2%	1%

        Substantially all of our long-lived assets are held in the U.S.

14. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net (Loss) Income	Basic Net Income/Loss per Share	Diluted Net Income/Loss per Share
	(In thousands, except per share amounts)
June 30, 2017	$27,183	$9,905	$(470)	$(0.02)	$(0.02)
September 30, 2017	25,248	9,968	(984)	(0.03)	(0.03)
December 31, 2017	26,025	9,943	343	0.01	0.01
March 31, 2018	25,273	10,015	(2,415)	(0.07)	(0.07)

	$103,729	$39,831	$(3,526)	$(0.11)**	$(0.11)**

June 30, 2016	$23,927	$9,409	$(38)	$(0.00)	$(0.00)
September 30, 2016	24,060	9,455	(40)	(0.00)	(0.00)
December 31, 2016	22,691	8,620	(1,380)	(0.04)	(0.04)
March 31, 2017	25,304	9,918	(3,368)*	(0.10)	(0.10)

	$95,982	$37,402	$(4,826)	$(0.15)**	$(0.15)**

*
Net Loss includes a goodwill impairment charge of approximately $2.2 million related to our Agriculture and Weather Analytics reporting unit. Refer to Note 4 for additional discussion regarding the goodwill impairment charge.

**
Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

z Table of Contents

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control.    There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2018. The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.    OTHER INFORMATION

        On June 5, 2018, the Board of Directors amended the Bylaws by adding a Section 5 to Article VI (General Provisions) in order to adopt the necessary provisions relating to professional engineers required by the state of Washington.

        The information set forth above is included herewith for the purpose of providing the disclosure required under "Item 5.03—Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year" of Form 8-K. The foregoing description of the amendment to the Bylaws is only a summary and is qualified in its entirety by reference to the full Restated Bylaws, which are filed as Exhibit 3.3 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be either (i) included in an amendment to this Annual Report on Form 10-K ("the Form 10-K Amendment) or (ii) incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") under the headings "Executive Compensation and Other Information—Executive Officers," "Election of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2018 Proxy Statement under the heading "Executive Compensation and Other Information—Executive Officers."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2018 Proxy Statement under the heading "Equity Compensation Plan Information" and "Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2018 Proxy Statement under the heading "Corporate Governance" and "Certain Transactions."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2018 Proxy Statement under the heading "Fees Paid to Independent Registered Public Accounting Firm."

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report:

1.
Financial Statements.

        Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8, of this Annual Report.

  2.
  Financial Statement Schedules.

        All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.

  3.
  Exhibits.

        The following financial statements of Iteris, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Exhibit Index

Exhibit Number		Description	Reference
2.2	+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant's Current Report on Form 8- K/A as filed with the SEC on November 1, 2011
3.1		Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009
3.2		Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009
3.3		Restated Bylaws of the registrant, as amended through June 5, 2018	Filed herewith
4.1		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004
4.2
		Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto	Exhibit 4.1 to the registrant's Current Report on Form 8-K as filed with the SEC on August 21, 2009

Exhibit Number		Description	Reference
4.3		Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012
10.1		Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988
10.2		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10- K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004
10.3		Office Lease, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007
10.4	*	Iteris, Inc. Employee Stock Purchase Plan	Filed herewith
10.5	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012
10.6	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012
10.7	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010
10.8	*	2016 Omnibus Incentive Plan	Filed herewith
10.9	*	Form of Restricted Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No.333-216407) as filed with the SEC on March 2, 2017
10.10	*	Form of Form of Notice of Grant of Stock Option and form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No.333-216407) as filed with the SEC on March 2, 2017
10.11		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013
10.12		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

Exhibit Number		Description	Reference
10.13		Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.	Filed herewith
10.14		Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Filed herewith
10.15	*	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015
10.16	*	Amendment 1 to Employment Agreement dated June 12, 2017 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 13, 2017.
10.17	*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015
10.18		Seperation Agreement and General Release dated March 29, 2018 between Iteris, Inc. and Thomas N. Blair	Exhibit 99.1 to Amendment No. 1 tothe registrant's Current Report on Form 8-K as filed with the SEC on April 5, 2018
21		List of Subsidiaries	Filed herewith
23		Consent of Independent Registered Public Accounting Firm, dated June 7, 2018	Filed herewith
24		Power of Attorney	Filed herewith (included on the Signature page)
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description	Reference
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

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

Dated: June 7, 2018	ITERIS, INC. (Registrant)
	By	/s/ JOE BERGERA JOE BERGERA Chief Executive Officer (Principal Executive Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA Joe Bergera	Director, President and Chief Executive Officer (principal executive officer)	June 7, 2018
/s/ ANDREW C. SCHMIDT Andrew C. Schmidt	Chief Financial Officer (principal financial and accounting officer)	June 7, 2018
/s/ THOMAS L. THOMAS Thomas L. Thomas	Chairman of the Board	June 7, 2018
/s/ LAURA L. SIEGAL Laura L. Siegal	Director	June 7, 2018

Signature	Title	Date

/s/ KEVIN C. DALY, PH.D Kevin C. Daly, Ph.D	Director	June 7, 2018
/s/ GERARD M. MOONEY Gerard M. Mooney	Director	June 7, 2018
/s/ SCOTT E. DEETER Scott E. Deeter	Director	June 7, 2018
/s/ MIKEL WILLIAMS Mikel Williams	Director	June 7, 2018