Form 10-K/A
period 2018-03-31
ITERIS, INC.
filed 2018-07-30
CIK 350868

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of September 30, 2017 was approximately $147,100,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 15, 2018, there were 33,243,012 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 of Iteris, Inc., a Delaware corporation, originally filed with the Securities and Exchange Commission (the “SEC”) on June 7, 2018 (the “Original Filing”). We are filing this Amendment to provide the information required by Part III (Items 10 through 14), which was not included in the Original Filing.  Part IV (Item 15) of the Original Filing is being amended to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Among other things, any forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to June 7, 2018.

In this Amendment, unless the context indicates otherwise, the terms the “Company,” “Iteris,” “we,” “us,” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary. In addition, unless the context indicates otherwise, each reference to “this report” or “the Annual Report” or words of like import in this Amendment, shall be deemed to be a reference to our Annual Report on Form 10-K for the year ended March 31, 2018, as amended by this Amendment.

i

ii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table and narrative below set forth information as of July 15, 2018 regarding our directors and executive officers, including, with respect to our directors, the attributes that we believe qualify them to serve as directors. We believe that our directors also have the following additional key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of experience and thought; and the commitment to devote significant time and energy to service on our Board of Directors (the “Board”) and its committees.

Name	Age	Current Position(s) with Iteris
J. Joseph (“Joe”) Bergera	54	Chief Executive Officer, President and Director
Kevin C. Daly, Ph.D.(2)(3)(4)	74	Director
Scott E. Deeter(1)(2)	54	Director
Gerard M. Mooney(1)(3)(4)	64	Director
Laura L. Siegal	55	Director
Thomas L. Thomas(2)(4)	69	Chairman of the Board
Mikel H. Williams(1)(3)	61	Director
Andrew Schmidt	56	Chief Financial Officer, Vice President of Finance and Secretary
Joseph Boissy	54	Chief Marketing Officer
James Chambers	52	Senior Vice President and General Manager, Agriculture and Weather Analytics
Todd Kreter	58	Senior Vice President and General Manager, Roadway Sensors
Ramin Massoumi	45	Senior Vice President and General Manager, Transportation Systems

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

Kevin C. Daly, Ph.D. served as our interim Chief Executive Officer from February 2015 to September 2015. Prior to his service as our interim CEO, Dr. Daly served as the CEO of Maxxess Systems, Inc., a provider of electronic security systems, from November 2005. Between August 2007 and August 2009, Dr. Daly also served as CEO of iStor Networks, Inc., a manufacturer of IP SAN storage systems. Prior to that, he served as the CEO of several technology companies, including Avamar Technologies, Inc. and ATL Products, Inc. Dr. Daly served on the board of directors of sTec, Inc., a provider of solid state disk systems, from May 2010 until the acquisition of the company in September 2013 by Western Digital Corporation. Dr. Daly received a B.S. degree in Electrical Engineering from the University of Notre Dame and M.S., M.A. and Ph.D. degrees in Engineering from Princeton University. He has served as a director of Iteris since 1993. Having served as the CEO of several technology companies and as a director of both private and public companies, Dr. Daly offers to the Board a wealth of management and leadership experience, as well as an understanding of issues faced by such companies.

Scott E. Deeter has served as a director since February 23, 2017. Mr. Deeter has served as Ventria Bioscience Inc.’s President and CEO and as a director since 2002. Ventria is the first company to commercialize recombinant proteins derived from a plant-based manufacturing system. From 1999 to 2001, he served as President and CEO and as a director of CyberCrop.com Incorporated, a supply chain software company connecting producers with their markets to optimize quality, logistics and efficiency. From 1996 to 1998, Mr. Deeter served as Vice President of Agriculture of Koch Industries, Inc. Previously, Mr. Deeter held various positions at Cargill, Incorporated as well as started and led a joint venture between Cargill and F. Hoffmann-La Roche, Ltd. that commercialized pharmaceutical intermediates and functional food ingredients. Earlier in his career, Mr. Deeter was a member of the Technology and Life Sciences Group of Salomon Brothers Inc. He received a BSc degree in Economics from the University of Kansas; an M.B.A. from the University of Chicago; and an MSc degree in Economics from the London School of Economics. Mr. Deeter is a proven leader who is widely known across entrepreneurial sectors of the agribusiness and agricultural biotech industry.

Gerard M. Mooney retired from International Business Machines Corporation (“IBM”) in March 2014, after serving in a number of senior positions since 2000. Most recently, he served as the Vice President Strategy for IBM’s Public Sector from February 2012 until his retirement, as the General Manager, Global Smarter Cities for IBM from November 2011 to February 2012, and as the General Manager, Global Government and Education for IBM from 2008 to November 2011. He served as Vice President of IBM’s Venture Capital Group from 2000 to 2008. Before joining IBM, Mr. Mooney held various management positions at Hewlett-Packard Company for six years. Mr. Mooney has extensive operational and financial experience across a broad range of technology-based companies, from start-ups to large public companies, and has considerable experience with the major customers in the professional transportation market. He previously served as a member of the board of directors of the Intelligent Transportation Society of America and is also active in the intelligent search technology, cognitive intelligence, AI, data mining and visualization tools industries. Mr. Mooney currently serves as a director of inno360 and cofounder of Swarm Intelligence LLC formerly theinnovationexchange, which offers SaaS cognitive platforms. He received a B.A. degree in Philosophy from Mount Saint Mary’s College, an M.S. degree in Accounting from Georgetown University and an M.B.A. from Yale University. Mr. Mooney has served as a director of Iteris since September 2013 and brings to the Board of Directors extensive experience in setting and implementing strategy for both large and small technology organizations, deep category knowledge of the intelligent transportation market, and familiarity with many key customers for intelligent transportation solutions.

Laura L. Siegal joined our Board in May 2018.  Ms. Siegal has served as the Chief Financial Officer and a member of the board of directors at Natel Engineering Company, Inc. dba NEO Technology Solutions, a manufacturer of products in the industrial, medical, and aerospace and defense markets.  Prior to that, Ms. Siegal served in various financial positions with Kratos Defense & Security Solutions, Inc. (“Kratos”) formerly Wireless Facilities Inc. since 2000, most recently as its Principal Accounting Officer, Vice President and Corporate Controller from April 2006 to July 2013. Kratos is a publicly-traded leading technology, intellectual property, proprietary product and system solution company which provides engineering, information technology and other technical services to government agencies. Throughout her career, she has held a variety of financial management positions in technology and consulting companies including Controller of MEC Analytical Systems.  Ms. Siegal is a Certified Public Accountant and received a B.A. degree in Economics from the University of California, San Diego.  Ms. Siegal’s extensive experience in technology and public agency markets, financial expertise, and demonstrated success with mergers and acquisitions provide important resources in her service on our Board.

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

Mikel H. Williams has served as the Chief Executive Officer and a director of Targus Cayman Holdco Limited, a leading global supplier that designs, develops and sells products for the mobile worker, including laptop cases, docking stations and accessories for mobile electronic devices, since February 2016. Prior to that, Mr. Williams served as the Chief Executive Officer and a director of JPS Industries, Inc., a manufacturer of sheet and mechanically formed glass and aramid substrate materials for the electronics, aerospace, ballistics and general industrial applications, from May 2013 until its sale in July 2015. Mr. Williams was the President, Chief Executive Officer and a director of DDi Corp., a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 to May 2012 and a Senior Vice President and Chief Financial Officer of DDi from November 2004 to October 2005. DDi was sold in May of 2012. He has also served in various management positions with several companies in the technology and professional services related industries. Mr. Williams began his career with PricewaterhouseCoopers as a certified public accountant in the State of Maryland. Mr. Williams also serves as Chairman of the board of directors of Centrus Energy Corp. (formerly USEC Inc.). He was added to USEC’s board of directors in October 2013 on the recommendation of certain holders of USEC’s convertible senior notes as USEC was considering a bankruptcy restructuring, which was successfully initiated and completed in 2014. Since October 2015, Mr. Williams also serves on the board of directors of B. Riley Financial, Inc. He previously served on the boards of Lightbridge Communications Corporation until it was sold in January 2015, and Tellabs, Inc. until it was sold in December 2013. Mr. Williams received his B.S. degree in Accounting from the University of Maryland and an M.B.A. from the University of Georgetown. Mr. Williams has served as a director of Iteris since April 2011 and provides the Board of Directors with operational and public company experience and valuable strategic insights through his many years of leadership positions in technology-related companies with international operations, as well as valuable knowledge and insights in finance and financial reporting matters.

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

Joseph Boissy has served as our Chief Marketing Officer since January 2017.  Prior to that, Mr. Boissy served as the Chief Marketing Officer of Vendavo, Inc. (acquired by Francisco Partners in October 2014), a provider of margin and profit optimization solutions, from September 2013 to November 2016. Prior to that, he served as the Chief Marketing Officer at 3VR Inc., a video intelligence solutions provider, from October 2011 to September 2013. From February 2002 to October 2011, he served in various management positions at ILOG, Inc. (acquired by IBM in July 2008), a provider of business rule management systems, most recently as Vice President ILOG Worldwide Marketing, then Program Director, Go-to-Market Strategy and Industry Marketing IBM WebSphere. Mr. Boissy was Vice President Program Management, Credient at SunGard Trading & Risk Systems Inc., a provider of financial software solutions and services, from 2000 to 2002, and from 1997 to 2000, he served in management positions in product development, support and product management, most recently as the Vice President Product Marketing, with Infinity Financial Technology, Inc., a financial trading and risk management software solutions provider that was acquired by SunGard in October 1997. Prior to Infinity, Mr. Boissy was Director Product Development at Diagram Financial Software, Inc. (now part of Thomson Reuters) from 1993 to 1997. Mr. Boissy holds a B.S. degree in Electrical Engineering from the Lebanese University (Lebanon) and a M.S. degree in Computer Science and Data Analytics from the University of Paris XI (France).

James Chambers has served as our Senior Vice President and General Manager, Agriculture and Weather Analytics since August 2017. Prior to that, Mr. Chambers served as Chief Executive Officer of Observant, Inc. (acquired by Jain Irrigation, Inc. in February 2017), a provider of agricultural in-field hardware and cloud based applications for precision farm water management, from February 2016 to February 2017. From June 2013 to February 2016, he served as Director of Marketing at Bayer CropScience, a company specialized in agriculture and lifesciences. Prior to that, Mr. Chambers served in various key management positions at divisions of Deere & Company, including John Deere Water (acquired by FIMI Opportunity Funds in June 2014), a provider of integrated Ag water management solutions, most recently as Director of Global Product Management and Marketing and then as the Director of Global Technology Solutions, from August 2010 to May 2013, and John Deere Agri Services, Inc. (acquired by Constellation Software, Inc. in January 2011), a provider of software solutions for the agricultural supply chain, most recently as the General Manager for the Specialty Crop Business Unit and then as the Director of Marketing, from June 2006 to August 2010. From January 2003 to June 2006, he was Global Business Manager at Valent BioSciences Corporation, a provider of technologies and products for the agricultural, public health, forestry and household markets, and from March 2001 to January 2003, he was Director of Global Sales and Marketing with AgraQuest (acquired by Bayer CropScience in July 2012), a supplier of biological pest management solutions. From 1989 to 2001, Mr. Chambers served in various management positions at Monsanto Company, a provider of agriculture products for farmers, most recently as Business Development Manager and Financial Analyst, then as Marketing Manager Animal Productivity and Market and Sales Manager. Mr. Chambers holds a B.S. degree in Agriculture Business Management and Economics from The Ohio State University.

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

Code of Ethics and Business Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct (“Code of Ethics”), which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics is available under the “Corporate Governance” heading on the Investor Relations section of our website at www.iteris.com.” We will also provide an electronic or paper copy of the Code of Ethics, free of charge, upon request made to our corporate secretary.  If any substantive amendments are made to our Code of Ethics, or if any waiver of any provision of the Code of Ethics is granted that is required to be disclosed under the rules of the SEC, such amendment or waiver will be disclosed at the same location on our website, or, if required, in a current report on Form 8-K.

Audit Committee

The current members of our Audit Committee are Messrs. Deeter, Mooney and Williams. The Board has determined that each member of the Audit Committee is “independent” under the standards established by The Nasdaq Stock Market (“Nasdaq”) and the SEC rules regarding audit committee memberships. The Board has identified Mr. Williams as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Changes in Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board that were implemented since we last disclosed such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on a review of copies of such forms received with respect to the fiscal year ended March 31, 2018 (“Fiscal 2018”) and the written representations received from certain reporting persons that no other reports were required, we believe that all directors, officers and persons who own more than 10% of our Common Stock have complied with the reporting requirements of Section 16(a).

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

For Fiscal 2018, annual cash compensation for non-employee directors was as follows:

Position	Annual Retainer
Chairman of the Board	$65,000
Non-Employee Director (other than the Chairman)	$35,000

Additional retainers for each non-employee director who served on one or more Board committees in Fiscal 2018 were as follows:

Position	Annual Retainer
Audit Committee
Chair	$12,000
Member	$6,000
Compensation Committee
Chair	$9,000
Member	$4,500
Nominating and Corporate Governance Committee
Chair	$4,000
Member	$2,000
Finance and Strategy Committee
Chair	$9,000
Member	$4,500

All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees, but they do not receive separate meeting fees.

Annual Equity Compensation

Non-employee directors are also eligible to receive periodic restricted stock units (“RSUs”) under the Company’s equity incentive plan then in effect. Each non-employee director shall be granted an annual RSU upon approval of the grant by the Compensation Committee as soon as reasonably practicable following the annual meeting of stockholders at which such director is re-elected. The annual RSU grant shall be worth $40,000 based on the closing price of the Company’s common stock on the RSU grant date. Each RSU entitles the holder to receive shares of the Company’s common stock upon vesting of those units. Each annual RSU generally vests in full upon the director’s completion of one year of service measured from the date of the annual stockholders meeting to which the RSU relates. If a non-employee director joins the Board in between annual stockholder meetings, such director would receive an RSU for a pro rata portion of the annual grant, which typically vests in full in one year following the grant date.

2018 Director Compensation Table

The following table sets forth a summary of the compensation earned in Fiscal 2018 by each non-employee director during that year:

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Units ($)(2)	Total ($)
D. Kyle Cerminara(3)	$26,663	$—	$26,663
Kevin C. Daly, Ph.D	54,136	40,000	94,136
Scott E. Deeter	42,816	40,000	82,816
Gerard M. Mooney	49,500	40,000	89,500
Laura L. Siegal(4)	—	—	—
Thomas L. Thomas	78,500	40,000	118,500
Mikel H. Williams	49,000	40,000	89,000

(1)   Represents amounts earned by the directors based on the arrangement described above, which amounts have been prorated for directors who served on such committees for less than a full term.

(2)   The dollar amounts shown represent the grant date fair value of restricted stock unit awards granted in Fiscal 2018 determined in accordance with ASC 718.  For each director, the number of units was determined by dividing $40,000 by $6.91, the closing sales price of the Company’s common stock on the grant date.  At the end of Fiscal 2018, the above-listed directors held options for the following number of shares of common stock: D. Kyle Cerminara — 0; Kevin C. Daly — 65,000; Gerard M. Mooney — 40,000; Laura L. Siegal — 0; and Mikel H. Williams — 60,000. At the end of Fiscal 2018, the above listed directors held RSUs for the following number of shares of common stock: Kyle Cerminara — 0; Kevin C. Daly — 5,788; Scott E. Deeter — 5,788; Laura L. Siegal — 0; Gerard M. Mooney — 5,788; Thomas L. Thomas — 5,788; and Mikel H. Williams — 5,788.

(3)   Mr. Cerminara did not stand for re-election at the 2017 Annual Meeting of Stockholders.  As such, his Board service concluded on November 8, 2017.

(4)   Ms. Siegal did not join the Board until May 2018, and accordingly, did not earn any compensation in Fiscal 2018.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. No interlocking relationship exists between any member of the Board of Directors and any member of the compensation committee (or other committee performing equivalent functions) of any other company.  Kevin C. Daly, Ph.D., a member of our compensation committee, previously served as our interim Chief Executive Officer from February 2015 to September 2015.

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the principles underlying our compensation policies for our executive officers who are named in the “Summary Compensation Table” below, who we refer to as our “named executive officers” or “NEOs” for Fiscal 2018 and who include the following executive officers:

•      Joe Bergera, our Chief Executive Officer, President and Director;

•      Andrew Schmidt, our Chief Financial Officer, Vice President of Finance and Secretary;

•      James Chambers, our Senior Vice President and General Manager, Agriculture and Weather Analytics;

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

•      ensure that any cash incentive compensation programs for our named executive officers are aligned with our corporate strategies and business objectives by tying the potential payouts under such programs to the achievement of key strategic, financial and operational goals; and

•      utilize long-term equity awards to align interests between our named executive officers and stockholders.

Impact of 2016 Say-on-Pay Vote

The most recent stockholder advisory vote on executive officer compensation required under the federal securities laws was held on December 15, 2016. Approximately 81.5% of the total votes cast on such proposal (which excluded broker non-votes) were in favor of the compensation of the named executive officers, as that compensation was disclosed in the various compensation tables and narrative that appeared in the Company’s proxy statement dated November 21, 2016. Based on that high level of stockholder approval, the Compensation Committee decided not to make any material changes to the Company’s compensation philosophies, policies and practices for the Fiscal 2018 compensation of the named executive officers. Based on the voting preference of the Company’s stockholders, advisory votes on executive officer compensation will be conducted every three years; accordingly, the next advisory vote will be conducted at the 2019 Annual Meeting of Stockholders. The Compensation Committee will continue to take into account each such advisory vote in order to determine whether any subsequent changes to the Company’s executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes.

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

This review generally occurs in the first quarter of each fiscal year at which time the Compensation Committee establishes executive officer base salaries for the following fiscal year, reviews and approves any bonus awards and programs, establishes the performance objectives for our cash based bonus plan, and may grant of equity compensation to the executive officers to ensure their interests are aligned with our stockholders and for retention. In Fiscal 2018, the Compensation Committee engaged and retained the services of an independent compensation consulting firm, Frederic W. Cook & Co., Inc., to assist in the review of its executive compensation with respect to our Chief Executive Officer and our Chief Financial Officer. This consultant provided the Compensation Committee with market data and analysis of our total direct compensation for such executive officer positions as compared with the competitive market. FW Cook reports only to the Compensation Committee and has not performed any other work for the Company since being retained as an independent consultant to the Compensation Committee. As provided in its charter, the Compensation Committee has the authority to determine the scope of FW Cook’s services and may terminate their engagement at any time.

In setting executive compensation, the Compensation Committee takes into account a number of factors, including the nature and scope of the named executive officer’s responsibilities, his or her individual performance level and contribution to the achievement of our corporate objectives, the experience level of the executive, the recommendations of our Chief Executive Officer for each individual’s compensation package (other than his own) and the compensation trends in the industry.

As part of the review process, our Chief Executive Officer provides our Compensation Committee with recommendations as to the base salary, cash bonus potential and long-term equity incentive award for each of our executive officers other than himself based on that officer’s level of responsibility, individual performance and contribution to the attainment of our strategic corporate objectives and market data. Our Compensation Committee takes the Chief Executive Officer’s recommendations into consideration in setting named executive officer compensation, but retains complete discretionary authority to make all compensation-related decisions for our named executive officers. Our Compensation Committee makes its compensation decisions with respect to the Chief Executive Officer on the basis of relevant market data furnished by a variety of sources and its subjective assessment of individual performance and contributions to our overall corporate performance. Any decisions regarding our Chief Executive Officer’s compensation are made without such officer present.

Compensation Components and Structure

We utilize three main components in structuring compensation programs for our named executive officers:

•      Base salary, which is the only fixed compensation element in executive compensation program and is primarily used to recruit and retain executive talent and provide an element of economic security from year to year;

•      Performance-based cash bonuses that are primarily designed to reward achievement of financial and operational goals; and

•      Equity incentive awards designed to ensure long-term retention of our executive talent and align their interests with those of our stockholders.

We view each component of compensation as related but distinct. It is the practice of our Compensation Committee to allocate a substantial portion of each named executive officer’s total compensation to performance and long-term incentive compensation as a result of the philosophy described above. While the Compensation Committee does establish specific performance criteria for its cash-based bonus plan each year, there is no formal pre-established policy for the allocation of compensation between cash and non-cash components or between short-term and long-term components, and there are no pre-established ratios between the compensation of our Chief Executive Officer and that of the other named executive officers. Instead, our Compensation Committee determines the compensation of each named executive officer annually based on its review of the market data, its subjective analysis of that individual’s performance and contribution to our financial performance and the other factors identified in the “Annual Review of Cash and Equity Compensation” section above to determine the appropriate level and balance of total compensation. We believe that this approach allows us to tailor compensation for each named executive officer to attract, retain and motivate that executive officer within the parameters of our compensation philosophy.

Base Salaries.  Base salaries are set at levels that are intended to recognize the experience, skills, knowledge and responsibilities required of all our named executive officers. Each named executive officer’s base salary level is typically reviewed on an annual basis and adjustments may be made to the individual’s base salary on the basis of his or her level of performance, the overall performance of the Company and the various compensation trends in our industry.

In June 2017, the Compensation Committee reviewed the base salaries of the named executive officers and established the base salaries for Fiscal 2018 for such officers as is set forth below.

Named Executive Officer	Fiscal 2018 Annual Base Salary
Joe Bergera	$400,000
Andrew Schmidt	351,500
James Chambers	275,000	(1)
Todd Kreter	275,516
Ramin Massoumi	259,248

(1) Mr. Chamber’s Fiscal 2018 base salary was prorated since he joined the Company in August 14, 2017.

Fiscal 2018 Cash-Based Bonus Plan (“2018 Bonus Plan”).  Our named executive officers are eligible to receive an annual cash-based bonus under our 2018 Bonus Plan. Each year, our Compensation Committee establishes the performance objectives to be attained and the target bonuses payable based on the level of attainment of the specified goals, which generally include the Company’s revenues and operating income for the fiscal year, the revenues and contribution margin of such officer’s business unit, and personal objectives set for each officer (“MBOs”). We define “contribution margin” as the business unit’s operating income without corporate expense allocations.  Corporate operating income and the operating income of each business unit is calculated on a non-GAAP basis to exclude amortization, depreciation, stock-based compensation, and such other non-cash items that the Compensation Committee, in its sole discretion, believes are not directly indicative of the performance of the Company and the business units. The Compensation Committee typically meets near the end of the first fiscal quarter of each year to evaluate the NEO’s achievement of such performance objectives and annual bonuses are typically paid out as soon as practicable thereafter.

The corporate and business unit performance targets and the actual achievement of such objectives for Fiscal 2018 were as follows (dollars in thousands):

Performance Components	No Bonuses At or Below	Target	Maximum	Actual	% Attained
Corporate Revenue	$82,587	$103,234	$123,881	$103,729	100.5%
Corporate Operating Income	(2,105)	(1,754)	(1,403)	(5,602)	31.3%
Roadway Sensors Revenue	36,472	45,590	54,708	44,163	96.9%
Roadway Sensors Contribution Margin	8,004	10,005	12,006	8,825	88.2%
Transportation Systems Revenue	40,310	50,388	60,466	54,481	108.1%
Transportation Systems Contribution Margin	6,250	7,812	9,374	8,639	110.6%
Agriculture and Weather Analytics Revenue	5,805	7,256	8,707	4,891	0.0%
Agriculture and Weather Analytics Contribution Margin	(6,940)	(5,783)	(4,626)	(8,048)	71.9%

If our performance for Fiscal 2018 exceeded the Company and business unit performance targets set for bonus purposes, the named executive officers could have earned an additional bonus of up to 50% of the target bonus award that was not based upon achieving individual objectives. The full 50% additional bonus would have been earned by the NEOs if the Company had achieved the performance goals set forth under the “Maximum” column above. If the Company had achieved performance that was less than the goals set forth under the “Maximum” column but more than the amounts set forth under the “Target” column, the additional bonus payable would have been proportional, or based on the level of the Maximum goal achieved when measured from the Target amount. For example, if the performance had exceeded the Target goal by 25% of the difference between the Maximum and Target amounts, then 25% of the 50% additional bonus relating to such performance goal would have been payable.

The performance objectives, target bonus and actual bonus for each of our named executive officers for Fiscal 2018 is as follows:

Named Executive Officer	Performance Objectives Allocation(%)	2018 Target Bonus($)	2018 Actual Bonus($)		% of Target Awarded(%)
Joe Bergera		$300,000	$180,000		60%
Corporate Revenue	40%
Corporate Operating Income	40
MBOs	20
Andrew Schmidt		156,725	94,035	(1)	60
Corporate Revenue	40
Corporate Operating Income	40
MBOs	20
James Chambers		100,833	65,541		65
Agriculture and Weather Analytics Revenue	10
Agriculture and Weather Analytics Contribution Margin	10
Corporate Revenue	15
Corporate Operating Income	15
MBOs	50
Todd Kreter		151,534	99,281		66
Roadway Sensors Revenue	25
Roadway Sensors Contribution Margin	25
Corporate Revenue	15
Corporate Operating Income	15
MBOs	20
Ramin Massoumi		142,586	127,925		90
Transportation Systems Revenue	25
Transportation Systems Contribution Margin	25
Corporate Revenue	15
Corporate Operating Income	15
MBOs	20

(1)    Excludes $15,000 additional discretionary bonus earned in Fiscal 2018 for successful completion of special projects.

See 2018 Grant of Plan-Based Awards below for additional information on Fiscal 2018 cash bonuses.

Equity Compensation.  Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers and providing an inducement for long-term retention. Our equity component also aligns the interests of our named executive officers with those of our stockholders and focuses their attention on the creation of stockholder value in the form of stock price appreciation. The Compensation Committee uses both stock options and restricted stock units as part of the Company’s long-term incentive program for named executive officers, and the relative allocation of such instruments may vary from time to time. The Company believes that there are several advantages of using restricted stock units including ongoing concerns over the dilutive effect of option grants on the Company’s outstanding shares, the Company’s desire to have a more direct correlation between the compensation expense it must record for financial accounting purposes and the actual value delivered to executive officers, and the fact that the incentive and retention value of a restricted stock unit award is less affected by market volatility than stock options. We believe that the equity-based compensation provides our named executive officers with a direct interest in our long-term performance and creates an ownership culture that establishes a mutuality of interests between our named executive officers and our shareholders.

Typically, the Compensation Committee provides grant guidelines to our Chief Executive Officer, who in turn will make recommendations back to the Compensation Committee regarding the number of options to be granted to our executive officers. See 2018 Grant of Plan-Based Awards below for the Fiscal 2018 awards.

Summary Compensation Table

The following table shows information regarding the compensation earned for the fiscal years ended March 31, 2018, 2017 and 2016 by (i) our Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our three other most highly compensated executive officers (other than our Chief Executive and Financial Officers) who were serving as executive officers as of March 31, 2018. The officers listed below are collectively referred to as the “named executive officers” or “NEOs” in this report.

Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)		All Other Compensation(3)	Total
Joe Bergera(4)	2018	$396,648		$—		$649,238	180,000		$8,848	$1,234,825
Chief Executive Officer and President	2017	399,816				328,362	354,000	(5)	3,594	1,085,772
	2016	197,502		150,000	(5)	1,659,150	63,080		7,610	2,077,342
Andrew Schmidt	2018	346,138		15,000	(6)	259,731	94,035		8,683	723,587
Chief Financial Officer, Vice President of Finance and Secretary	2017	346,790		—		164,181	161,970		8,118	681,059
	2016	325,000		32,500	(6)	91,950	40,369		9,750	499,569
James Chambers	2018	195,322	(7)	—		322,425	65,541		5,616	589,004
Senior Vice President and General Manager, Agriculture and Weather Analytics

Todd Kreter	2018	276,721		—		194,799	99,281		8,477	579,278
Senior Vice President and General Manager, Roadway Sensors	2017	271,745		—		164,181	154,691		8,060	598,677
	2016	250,016		—		91,950	85,296		7,650	434,912
Ramin Massoumi	2018	254,932		—		194,799	127,925		8,433	586,089
Senior Vice President and General Manager, Transportation Systems	2017	241,522		—		164,181	159,234		7,365	569,302
	2016	209,248		—		24,520	35,592		6,441	275,801

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

(2)                     The amounts shown in this column constitute the cash bonuses paid to each named executive officer based on the attainment of certain pre-established criteria. These awards are discussed in further detail under “2018 Grant of Plan-Based Awards” below.

(3)                     Except as otherwise noted, represents 401(k) plan employer contributions paid by us.

(4)                     Mr. Bergera was hired effective September 23, 2015 at an annual salary of $385,000. The Fiscal 2016 salary represents the amount earned by Mr. Bergera from his hire date to the end of that fiscal year.

(5)                     Pursuant to his employment agreement, Mr. Bergera was eligible for a bonus of up to $300,000 for Fiscal 2016, of which $150,000 was a signing bonus payable on January 31, 2016, provided that Mr. Bergera was employed by the Company as of such date, and the remaining $150,000 was payable pursuant to the Company’s 2017 Bonus Plan based on his achievement of certain pre-established criteria.

(6)                     Discretionary cash bonus.

(7)                     Mr. Chambers was hired in August 2017 at an annual salary of $275,000. The Fiscal 2018 salary represents the amount earned by Mr. Chambers from his hire date through the end Fiscal 2018.

2018 Grant of Plan-Based Awards

The table below sets forth information with respect to awards granted to the named executive officers under our annual non-equity incentive compensation plan and our 2016 Omnibus Incentive Plan in Fiscal 2018, which constitute all of the plan-based awards granted to our named executive officers in Fiscal 2018.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Number of Securities Underlying	Per Share Exercise Price of Option	Grant Date Fair Value of
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)(1)	Options or Stock Units (#)	Awards ($/share)	Awards ($)(2)
Joe Bergera	02/16/2018	$—	$300,000	$420,000	250,000	$5.52	$650,000
Andrew Schmidt	02/16/2018	—	156,725	219,415	100,000	5.52	260,000
Todd Kreter	02/16/2018	—	151,533	212,146	75,000	5.52	195,000
Ramin Massoumi	02/16/2018	—	142,587	199,622	75,000	5.52	195,000
James Chambers	02/16/2018	—	100,832	126,040	25,000	5.52	65,000

(1)                                 Reflects the amount payable upon achievement of the objectives described under the heading “Fiscal 2018 Cash-Based Bonus Plan” below.

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

Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by each named executive officer as of March 31, 2018.

	Option Awards
Name	Number of Securities Underlying Outstanding Options (#) Exercisable	Number of Securities Underlying Outstanding Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date(1)	Option Expiration Date
Joe Bergera	675,000	675,000	$2.38	09/23/15	09/22/25
Chief Executive Officer, President and Director	37,500	112,500	4.91	03/03/17	03/02/27
	—	250,000	5.52	02/16/18	02/15/28
Andrew Schmidt	75,000	25,000	1.79	03/16/15	03/15/25
Chief Financial Officer, Vice President of Finance and Secretary	37,500	37,500	2.37	11/02/15	11/01/25
	18,750	56,250	4.91	03/03/17	03/02/27
	—	100,000	5.52	02/16/18	02/15/28
James Chambers	25,000	75,000	5.90	08/17/17	08/16/27
Senior Vice President and General Manager, Agriculture and Weather Analytics	—	25,000	5.52	02/16/18	02/15/28

Todd Kreter	—	12,500	1.87	11/18/14	11/17/24
Senior Vice President and General Manager, Roadway Systems	37,500	37,500	2.37	11/02/15	11/01/25
	18,750	56,250	4.91	03/03/17	03/02/27
	—	75,000	5.52	02/16/18	02/15/28
Ramin Massoumi	15,000	5,000	1.87	11/18/14	11/17/24
Senior Vice President and General Manager, Transportation Systems	10,000	10,000	2.37	11/02/15	11/01/25
	18,750	56,250	4.91	03/03/17	03/02/27
	—	75,000	5.52	02/16/18	02/15/28

2018 Option Exercises and Stock Vesting Table

The following table provides information regarding option exercises and vesting of awards held by the named executive officers during Fiscal 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Joe Bergera	—	$—	—	$—
Andrew Schmidt	—	—	—	—
James Chambers	—	—	—	—
Todd Kreter	107,500	470,350	—	—
Ramin Massoumi	30,000	136,500	—	—

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

Employment Contracts; Termination of Employment and Change of Control Arrangements

We do not currently have any employment contracts or change in control arrangements in effect with any of our named executive officers other than the agreements described below. We provide incentives such as salary, benefits, option grants and RSUs to attract and retain executive officers and other key associates. The plan administrator of the 2007 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan has the discretion to determine whether outstanding equity awards held by our NEOs are to vest upon a qualifying termination of employment following certain changes in control of the Company, or upon such change in control, but we do not provide for any automatic “single trigger” acceleration of equity awards upon a change in control (other than the option grant received by Dr. Daly in connection with his service as a non-employee director). Other than as noted in this section, there is no agreement or policy which would automatically entitle any named executive officer to severance payments or any other compensation as a result of such officer’s termination.

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

Pursuant to the agreement, Mr. Bergera also received an option grant under our 2007 Omnibus Incentive Plan to purchase up to 1,350,000 shares of our common stock (the “Option”). The Option vests in equal annual installments over four years and has an exercise price equal to the closing sales price of our common stock on the date of grant of the Option.

If during the initial term of the agreement or any renewal term, Mr. Bergera’s employment with the Company is terminated without Cause (as such term is defined in the agreement), Mr. Bergera will be entitled to receive (i) salary continuation payments for 12 months following his termination, (ii) a lump sum payment equal to the pro-rated portion of his target bonus established by the Compensation Committee for the fiscal year in which his employment is terminated and (iii) reimbursement for the cost of COBRA coverage for a period of up to 12 months following the termination. If Mr. Bergera is terminated without Cause or resigns for Good Reason within 12 months following a Change in Control (as such terms are defined in the agreement) (such termination or resignation, a “CIC Termination”), Mr. Bergera will be entitled to receive (i) a lump sum payment equal to 125% of his base salary as then in effect, (ii) a lump sum payment equal to the pro-rated portion of his target bonus established by the Compensation Committee for the fiscal year in which the CIC Termination occurs, (iii) reimbursement for the cost of COBRA coverage for a period of up to 12 months following the CIC Termination, and (iv) acceleration of the vesting of the Option. In addition, upon termination of his employment due to death, Mr. Bergera’s estate or beneficiaries will be entitled to receive salary continuation payments in the aggregate equal to 50% of his then current base salary.

Agreement with Andrew Schmidt

We entered into an employment agreement dated March 9, 2015 with Andrew Schmidt, our Chief Financial Officer, in connection with his hiring. Pursuant to the agreement, Mr. Schmidt will receive an annual base salary of $325,000, which may be increased from time to time at the discretion of the Board or the Compensation Committee. He will also be eligible to participate in our executive bonus plan as then in effect and his potential bonus for each year will be established annually by the Board or the Compensation Committee, provided that the bonus potential for Fiscal 2016 was to be $125,000. The agreement will have an initial term of two years and will renew for successive one year periods until March 2025 unless either the Company or Mr. Schmidt provides written notice of non-renewal at least 30 days prior to the end of the initial term or renewal term, as applicable. The agreement was amended on June 12, 2017 and provides that if Mr. Schmidt’s employment with the Company is terminated without Cause or in connection with a Change of Control (as such terms are defined in the agreement), Mr. Schmidt will be entitled to salary continuation payments for twelve months following his termination of his annual base salary as then in effect. In addition, Mr. Schmidt will be entitled to receive reimbursement for the cost of COBRA coverage for a period of up to twelve months following such termination.

Iteris, Inc. Executive Severance Plan

The Iteris, Inc. Executive Severance Plan (the “Severance Plan”) was adopted on February 5, 2018. Each individual employed by the Company or its subsidiary, who is an officer subject to Section 16 of the Securities Exchange Act of 1934, as amended, and who is not otherwise covered by an employment agreement that includes severance terms, is eligible to receive severance payments under the Severance Plan upon certain qualifying terminations of employment (the “Eligible Employees”).  Eligible Employees for the purposes of the Severance Plan is limited to a select group of management or highly compensated employees within the meaning of the Employee Retirement Income Security Act of 1974, as amended.

The Severance Plan provides Eligible Employees with severance payments in the event that an Eligible Employee’s employment with the Company or its subsidiaries is terminated either (a) by the Company without Cause not in connection with a Change of Control (“Non-CIC Qualifying Termination”) or (b) if in connection with or within 12 months following a Change of Control, by the Eligible Employee for Good Reason (as such terms are defined in the Severance Plan) or by the Company without Cause (a “CIC Qualifying Termination”).

Non-CIC Qualifying Termination.  Upon a Non-CIC Qualifying Termination, an Eligible Employee will be eligible to receive the following:

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

CIC Qualifying Termination.  Upon a CIC Qualifying Termination, an Eligible Employee will be eligible to receive the following:

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

The Company may amend or terminate the Severance Plan at any time by providing at least 90 days’ advance written notice to each participant, provided that no such amendment or termination that has the effect of reducing or diminishing the right of any participant will be effective unless one year’s advance written notice is provided to participants, and such amendment or termination will not be effective if a Change of Control occurs during the one-year notice period.

Indemnification of Directors and Officers

Under Section 145 of the Delaware General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended. Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law, and our bylaws require us to advance litigation expenses upon receipt of an undertaking by the director or officer. If it is ultimately determined that the director or officer is not entitled to indemnification, the director or officer is required to pay such advances. The bylaws further provide that rights conferred under such bylaws do not exclude any other right such persons may have or acquire under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the discussion and analysis of the compensation of our named executive officers as disclosed in this Annual Report under the heading “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Kevin Daly, Ph.D.
Scott E. Deeter
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

•                  A portion of each executive’s incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term results; and

•                  Annual equity awards have multi-year vesting which aligns the long-term interests of our executives with those of our stockholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

•                  Each officer has multiple performance objectives, some of which relate to the Company as a whole, which is more difficult for an officer to manipulate.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the ratio of the annual total compensation of our Chief Executive Officer, Joe Bergera (the “CEO”), to that of our median employee (excluding our Chief Executive Officer). The SEC requires us to disclose the annual total compensation of each of Mr. Bergera and such median employee, as well as the ratio of their respective annual total compensation to each other (in each case, with annual total compensation calculated in accordance with SEC rules applicable to the Summary Compensation Table). Please see “Summary Compensation Table” for an explanation of amounts set forth in the “Stock Awards” columns.

The pay ratio values for Fiscal 2018 are as follows:

•                  The estimated median of the annual total compensation of all employees of the Company (other than our CEO) was $68,428; and

•                  The Fiscal 2018 annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this report, was $1,234,825.

•                  Based on this information, for Fiscal 2018, the estimated ratio of the annual total compensation of our CEO, Mr. Bergera, to the median of the annual total compensation of all employees was 18 to 1.

Pay Ratio Methodology

We used the following methodology to identify our median employee and calculate the above-disclosed values.

•                  In determining our median employee, we chose our fiscal year end, March 31, 2018, as the determination date (the “Determination Date”), which date is within the last three months of our last completed fiscal year, for the determination of employees in such analysis. As of the Determination Date, Iteris and its wholly-owned subsidiary, employed an aggregate of 446 persons (excluding our CEO), consisting of 413 full-time and 33 part-time, all of whom reside in the United States.

•                  We used a Consistently Applied Compensation Measure (CACM) for all our employee (but excluding our CEO), to calculate the median employee compensation earned in Fiscal 2018.  For our CACM, we used our internal payroll records for Fiscal 2018 to identify the sum of (i) base salary or wages earned, (ii) annual bonus earned for Fiscal 2018, (iii) the Company’s 401(k) matching contribution made in Fiscal 2018, and (iv) the grant date fair value of stock awards approved during Fiscal 2018 for each employee employed as of the Determination Date.

•                  In determining our median employee, we did not use any of the exemptions permitted under SEC rules. Similarly, except as described above, we did not rely on any material assumptions, adjustments (e.g., cost-of-living adjustments) or estimates (e.g., statistical sampling) to identify our median employee or to determine annual total compensation or any elements of annual total compensation for our median employee or our CEO.

•                  We then calculated the median employee’s Fiscal 2018 compensation in the same manner (using the same components) as the NEOs’ compensation as presented in the Summary Compensation Table, which required us to substitute bonus earned in Fiscal 2018 instead of the bonus actually paid in Fiscal 2018.

The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 15, 2018, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(2)
Neil S. Subin(3)	4,698,533	14.1%
BlackRock, Inc.(4)	1,733,531	5.3
Joe Bergera(5)	712,500	2.1
Andrew Schmidt(6)	131,250	*
James Chambers(7)	25,000	*
Todd Kreter(8)	89,961	*
Ramin Massoumi(9)	77,925	*
Kevin C. Daly, Ph.D(10)	491,378	1.5
Scott E. Deeter	6,606	*
Gerard M. Mooney(11)	48,146	*
Laura L. Siegal	—	*
Thomas L. Thomas(12)	132,146	*
Mikel H. Williams(13)	78,146	*
All executive officers and directors as a group (12 persons)(14)	1,817,958	5.3%

*                       Less than 1%.

(1)               The address of each of the directors and officers is 1700 Carnegie Avenue, Suite 100, Santa Ana, CA 92705.

(2)               Based on 33,243,012 shares of common stock outstanding as of July 15, 2018. Shares of common stock subject to options or warrants which are exercisable within 60 days of July 15, 2018 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation. In addition to the shares held in the individual’s name, the number of shares indicated also includes shares held for the benefit of the named person under our 401(k) plan.

(3)               Pursuant to a Schedule 13G filed on February 1, 2018 with the SEC, Mr. Subin reported that, as of January 12, 2018, he had sole dispositive and voting power with respect to 4,601,659 shares and he shares dispositive and voting power over 96,874 shares.  Mr. Subin reported that he was the successor President and Manager of MILFAM LLC, which serves as manager, general partner or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III.  Mr. Subin also serves as trustee of a number of Mr. Miller’s family trusts.  The address for Mr. Subin is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(4)               Pursuant to a Schedule 13G filed on January 23, 2018 with the SEC, BlackRock, Inc. reported that through the following subsidiaries, it has sole dispositive and voting power with respect to 1,733,531 shares:  BlackRock Advisors, LLC, BlackRock Fund Advisors; BlackRock Institutional Trust Company, National Association; BlackRock Financial Management, Inc.; and BlackRock Investment Management, LLC.  The address for BlackRock Inc., is 55 East 52nd Street, New York, NY 10005.

(5)               Consists of 712,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

(6)               Consists of 131,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

(7)               Consists of 25,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

(8)               Consists of (i) 33,303 shares held directly, (ii) 308 shares held by Mr. Kreter’s IRA and (iii) 56,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

(9)               Consists of (i)31,624 shares held by the Massoumi Family Trust; (ii) 2,551 shares held by Mr. Massoumi’s IRA and (iii) 43,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

(10)        Consists of (i) 420,165 shares held by the Daly Family Trust, of which Dr. Daly is a trustee, (ii) 6,113 shares held by Dr. Daly’s IRA, (iii) 100 shares held by Dr. Daly’s spouse; and (iv) 65,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

(11)        Includes 40,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018,

(12)        Consists of (i) 15,000 shares held directly by Mr. Thomas and (ii) 117,146 shares held by Mr. Thomas’s Trust.

(13)        Consists of (i) 10,000 shares held by Mr. Williams’ IRA; (ii) 8,146 shares held by Mr. Williams family trust and (iii) 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

(14)        Includes 1,158,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 15, 2018.

Equity Compensation Plans

The following table provides information as of March 31, 2018 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)
Equity Compensation Plans Approved by Security Holders
2007 Omnibus Incentive Plan	2,353,750	(1)	$2.21	(2)	—
2016 Omnibus Incentive Plan	1,914,908	(3)	$5.35	(4)	1,496,267
Equity Compensation Plans Not Approved by Security Holders
None
Total	4,268,658	(1)(3)	$3.62		1,496,267

(1)               Includes 45,000 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder’s period of continued service.

(2)               Calculated without taking into account the 45,000 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

(3)               Includes 99,258 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder’s period of continued service.

(4)               Calculated without taking into account the 99,258 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Since April 1, 2015, other than the agreements and transactions described in “Item 11. Executive Compensation” and the transactions described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Director Independence

The Board of Directors has determined that Ms. Siegal and each of Messrs. Daly, Deeter, Mooney, Thomas and Williams satisfies the requirements for “independence” using the standards established by Nasdaq, except that Dr. Daly did not qualify as an independent director while he was serving as our interim Chief Executive Officer from February 2015 to September 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

Deloitte & Touche LLP (“Deloitte”) has been our principal independent accounting firm since October 2015.  During Fiscal 2018 and Fiscal 2017, we retained Deloitte for fees in the following categories and amounts:

	Year Ended March 31,
Fee Category	2018	2017
Audit fees	$916,000	$905,000
Audit related fees	190,000	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,106,000	$905,000

Audit Fees.  Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements for the applicable fiscal year and review of our consolidated financial statements included in our quarterly reports on Form 10-Q and other regulatory filings for such fiscal year.

Audit Related Fees. Audit related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reporting under “Audit Fee.”  These fees were related to the review our registration statements on Form S-3 and Form S-8 as well as fees related to the adoption of ASC 606. There were no other fees billed by Deloitte for Fiscal 2018 or Fiscal 2017.

Audit Committee Pre-Approval Policies and Procedures

All engagements for services by Deloitte or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by Deloitte for Fiscal 2018 and Fiscal 2017.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)-(2)

See the index of the consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of the Original Filing. The financial statements and required financial statement schedules are included in the Original Filing.

	(3)	Exhibits

Exhibit Number	Description	Reference
2.2+	Asset Purchase Agreement by and between Iteris, Inc. and Bendix Commercial Vehicle Systems LLC, dated as of July 25, 2011	Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A as filed with the SEC on November 1, 2011

3.1	Restated Certificate of Incorporation of the registrant	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on October 30, 2009

3.3	Restated Bylaws of the registrant, as amended through June 5, 2018	Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2004

4.2

Rights Agreement dated August 20, 2009 between the registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate, and Summary of Rights to Purchase Preferred Stock as exhibits thereto

Exhibit 4.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on August 21, 2009

4.3	Amendment No. 1 to Rights Agreement, entered into as of August 8, 2012 by and between Iteris, Inc. and Computershare Trust Company, N.A.	Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 10, 2012

10.1	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

10.2	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3	Office Lease, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.4*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.5*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.6*	Form of Stock Option Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.7*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.8*	2016 Omnibus Incentive Plan	Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.9*	Form of Restricted Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-216407) as filed with the SEC on March 2, 2017

10.10*	Form of Form of Notice of Grant of Stock Option and form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-216407) as filed with the SEC on March 2, 2017

10.11	Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

10.12	First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014

10.13

Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.

Previously filed with the Original Filing

10.14	Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Previously filed with the Original Filing

10.15*	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2015

10.16*	Amendment 1 to Employment Agreement dated June 12, 2017 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 13, 2017

10.17*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.18*	Separation Agreement and General Release dated March 29, 2018 between Iteris, Inc. and Thomas N. Blair	Exhibit 99.1 to Amendment No. 1 to the registrant’s Current Report on Form 8-K as filed with the SEC on April 5, 2018

10.19*	Iteris, Inc. Executive Severance Plan	Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017

21	List of Subsidiaries	Previously filed with the Original Filing

23	Consent of Independent Registered Public Accounting Firm, dated June 7, 2018	Previously filed with the Original Filing

24	Power of Attorney	Included on the signature page to the Original Filing

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

31.3	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

101.INS	XBRL Instance Document	Previously filed with the Original Filing

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed with the Original Filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed with the Original Filing

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed with the Original Filing

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed with the Original Filing

101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Previously filed with the Original Filing

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

Dated: July 30, 2018	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)