Form 10-Q
period 2018-06-30
ITERIS, INC.
filed 2018-08-07
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 33,239,548 shares of our common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. CheckPoint™, ClearAg®, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart™, IMFocus™, inspect™, iPeMS®, Iteris®, Next®, P10™, P100™, PedTrax®, Pegasus™, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, TransitHelper®, UCRLink™, Vantage®, VantageLive!™, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, VersiCam™ and WeatherPlot® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	June 30,	March 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$4,780	$10,152
Short-term investments	8,667	5,319
Trade accounts receivable, net of allowance for doubtful accounts of $442 and $333 at June 30, 2018 and March 31, 2018, respectively	16,528	12,866
Unbilled accounts receivable	6,980	7,473
Inventories	2,796	2,921
Prepaid expenses and other current assets	1,397	1,165
Total current assets	41,148	39,896
Property and equipment, net	2,297	2,333
Intangible assets, net	3,568	3,751
Goodwill	15,150	15,150
Other assets	1,756	1,756
Total assets	$63,919	$62,886

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,418	$7,838
Accrued payroll and related expenses	8,156	7,398
Accrued liabilities	2,079	2,358
Deferred revenue	3,975	4,900
Total current liabilities	24,628	22,494
Deferred rent	594	638
Deferred income taxes	65	65
Unrecognized tax benefits	170	168
Total liabilities	25,457	23,365
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2018 and March 31, 2018
Issued and outstanding shares - 33,207 at June 30, 2018 and 33,186 at March 31, 2018	3,324	3,318
Additional paid-in capital	140,444	139,722
Accumulated deficit	(105,306)	(103,519)
Total stockholders’ equity	38,462	39,521
Total liabilities and stockholders’ equity	$63,919	$62,886

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2018	2017

Product revenues	$11,918	$11,923
Service revenues	13,557	15,260
Total revenues	$25,475	$27,183
Cost of product revenues	6,494	6,863
Cost of service revenues	8,789	10,415
Total cost of revenues	15,283	17,278
Gross profit	10,192	9,905
Operating expenses:
Selling, general and administrative	9,630	8,697
Research and development	2,089	1,727
Amortization of intangible assets	65	33
Total operating expenses	11,784	10,457
Operating loss	(1,592)	(552)
Non-operating income (expense):
Other income (expense), net	15	(7)
Interest income, net	39	2
Loss from continuing operations before income taxes	(1,538)	(557)
(Provision) benefit for income taxes	(41)	1
Loss from continuing operations	(1,579)	(556)
Gain on sale of discontinued operation, net of tax	—	86
Net loss	$(1,579)	$(470)

Loss per share from continuing operations - basic and diluted	$(0.05)	$(0.02)
Gain per share from sale of discontinued operation - basic and diluted	$—	$0.01
Net loss per share - basic and diluted	$(0.05)	$(0.01)

Shares used in basic per share calculations	33,201	32,506
Shares used in diluted per share calculations	33,201	32,506

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(1,579)	$(470)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	2	5
Depreciation of property and equipment	265	184
Stock-based compensation	522	449
Amortization of intangible assets	265	137
Gain on sale of discontinued operation, net of tax	—	(86)
Loss on disposal of equipment	—	7
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(3,662)	(3,111)
Unbilled accounts receivable and deferred revenue, net	(944)	654
Inventories	125	(231)
Prepaid expenses and other assets	(35)	(613)
Accounts payable and accrued expenses	3,015	2,990
Net cash used in operating activities	(2,026)	(85)

Cash flows from investing activities
Purchases of property and equipment	(229)	(548)
Purchases of investments	(3,705)	—
Maturities of investments	357	—
Capitalized software development costs	(82)	(307)
Net proceeds from sale of discontinued operation	107	137
Net cash used in investing activities	(3,552)	(718)

Cash flows from financing activities
Proceeds from stock option exercises	41	160
Proceeds from ESPP purchases	165	—
Net cash provided by financing activities	206	160
Decrease in cash and cash equivalents	(5,372)	(643)
Cash and cash equivalents at beginning of period	10,152	18,201
Cash and cash equivalents at end of period	$4,780	$17,558

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$49	$56

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

1.                                    Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as “Iteris,” the “Company,” “we,” “our” and “us”) is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, farmers and agronomists use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. As a pioneer in intelligent transportation systems (“ITS”) technology for more than two decades, our intellectual property, products, software-as-a-service offerings and weather forecasting systems offer a comprehensive range of ITS solutions to customers throughout the U.S. and internationally. In the agribusiness markets, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on the roads we travel and the lands we farm. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the entire value chain in the agriculture market with our smart content and digital farming platform. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Fiscal 2018”), filed with the SEC on June 7, 2018. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2019 (“Fiscal 2019”) or any other periods.

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

Revenue Recognition

Adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”)

On April 1, 2018, the Company adopted ASU 2014-09, including its subsequent amendements as codified under ASC Topic 606 (“ASC 606”), using the modified retrospective approach to apply ASC 606 to all contracts that were not completed as of the beginning of fiscal year 2019. ASC 606 is a comprehensive new revenue recognition principle that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. Results for reporting periods beginning after March 31, 2018 are presented under ASC 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result, the Company recognized the cumulative effect of initially applying ASC 606 as an increase to the opening balance of accumulated deficit in the amount of approximately $0.2 million as of April 1, 2018. The impact of the adoption of the new standard is immaterial to the Company’s consolidated balance sheet, statement of operations, and cash flows.

The following table represents the impact of adopting ASC 606 on our opening Consolidated Balance sheet as of April 1, 2018:

	March 31, 2018	Cumulative-effect	April 1, 2018
	As reported	Adjustments	As Adjusted
	(In thousands)

Prepaid expenses and other current assets	$1,165	$304	$1,469
Total assets	$62,886	$304	$63,190

Deferred revenue	4,900	512	5,412
Total liabilities	$23,365	$512	$23,877

Accumulated deficit	(103,519)	208	(103,727)
Total liabilities and stockholder’s equity	$62,886	$304	$63,190

Changes in accounting policies as a result of adopting ASC 606 and nature of goods

Revenues are recognized when control of the promised goods or services are transferred to our customers, in a gross amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

Product revenue related contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are short-term in nature. Product revenue is recognized at a point in time upon shipment or upon customer receipt of the product, depending on shipping terms.  The Company determined that this method best represents the transfer of goods as transfer of control typically occurs upon shipment or upon customer receipt of the product.

Service revenues, primarily derived from the Transportation Systems and Agriculture and Weather Analytics segments, are primarily from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation.  The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) contracts are considered variable consideration. However, performance obligations with these fee types qualify for the “Right to Invoice” Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice.  In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.

Service revenues also consist of revenues derived from the use of the Company’s service platforms and APIs on a subscription basis. We generate this revenue from monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for maintenance support. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. In SaaS agreements we provide a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation. In product related contracts, a purchase order may contain different products, each constituting a separate performance obligation.

We generally estimate variable consideration at the most likely amount to which we expect to be entitled and in certain cases based on the expected value, which requires judgment. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We review and update these estimates on a quarterly basis.

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated

Product Revenues

Standard purchase orders for delivery of a tangible product	Upon shipment (point in time)	Within 30 days of delivery	Observable transactions

Engineering services where the deliverable is considered a product	As work is performed (over time)	Within 30 days of services being provided	Estimated using a cost-plus margin approach

Service Revenues

Engineering and consulting services	As work is performed (over time)	Within 30 days of services being provided	Estimated using a cost-plus margin approach

SaaS	Over the course of the SaaS service once the system is available for use (over time)	At the beginning of the contract period	Estimated using a cost-plus margin approach

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 10 for our disaggregation of revenue.

Trade Accounts Receivable and Contract balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in Trade accounts receivable, net in our unaudited consolidated balance sheet at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to client type (governmental or commercial client), historical performance, historical collection trends and general economic conditions. Trade accounts receivables are generally collected within 12 months. The allowance is increased by the Company’s provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are  presented as unbilled accounts receivable on the accompanying balance sheet. For example, we would record a contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones.

Our contract assets and liabilities are reported in a net position on a contract basis at the end of each reporting period.

Contract Fulfillment Costs

The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of June 30, 2018, we capitalized approximately $263,000 of contract fulfillment costs which are presented in the accompanying unaudited consolidated balance sheet as Prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These cost are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction price allocated to the remaining performance obligations

As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.

Practical Expedients and Exemptions

T&M and CPFF contracts are considered variable consideration. However, performance obligations with an underlying fee type of T&M or CPFF qualify for the “Right to Invoice” Practical Expedient under ASC 606-10-55-18. Under this practical expedient, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period.

The Company utilizes the practical expedient under ASC 606-10-50-14 of not disclosing information about its remaining performance obligations for contracts with an original expected duration (i.e., contract term, determined based on the analysis of termination provisions described above) of 12 months or less.

The Company pays sales commissions on certain sales contracts.  These costs are accrued in the same period that the revenues are recorded. Using the practical expedient under ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for shipping and handling as fulfillment costs, and not a promised service (a revenue element). Shipping and handling costs are included as cost of revenues in the period during which the products ship.

The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes). This employs the practical expedient under ASC 606-10-32-2A. Sales taxes are presented on a net basis (excluded from revenues) in the unaudited consolidated statements of operations.

Deferred Revenue

Deferred revenue in the accompanying unaudited consolidated balance sheets is comprised of refund liabilities related to billings and consideration received in advance of the satisfaction of performance obligations.

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

Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe and South America. We generally do not require collateral or other security from our customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.

We have historically had a diverse customer base. For the three months ended June 30, 2018 and June 30, 2017, one individual customer represented approximately 29% and 25%, respectively, of our total revenues, and no other individual customer represented greater than 10% of our total revenues. As of June 30, 2018 and March 31, 2018, one individual customer represented approximately 15% and 17%, respectively, of our total accounts receivable, and no other individual customer represented greater than 10% of our total accounts receivable.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. Our investments are measured at fair value on a recurring basis.

The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in ASC 820, Fair Value Measurements (“ASC 820”). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy proscribed by ASC 820 contains three levels as follows:

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

Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with initial maturities of 90 days or less.

Investments

The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 5). Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.4 million as of June 30, 2018.  Prepaid expenses and other current assets were $1.2 million as of March 31, 2018 and included approximately $130,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds required us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral was required throughout the delivery of our services and was maintained in the local bank until the contract was closed by the purchasing agency. The requirements on the remaining performance bonds, and the related cash collateral restrictions, were released during the quarter ended June 30, 2018.

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

In Fiscal 2017, we adopted the provisions issued by the FASB that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of June 30, 2018, we determined that no adjustments to the carrying value of goodwill and intangible assets were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of June 30, 2018, there was no impairment to our long-lived and intangible assets.

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

Warranty

We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying consolidated balance sheets. We do not provide any service-type warranties.

Comprehensive Loss

The difference between net loss and comprehensive loss was de minimis for the three months ended June 30, 2018. Comprehensive loss equaled net loss for three months ended June 30, 2017.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure certain equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted ASU 2016-01, in our first quarter of Fiscal 2019, which did not have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We adopted ASU 2016-15, in our first quarter of Fiscal 2019, which did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18, in our first quarter of Fiscal 2019, which did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718 Compensation—Stock Compensation. We adopted ASU 2017-09, in our first quarter of Fiscal 2019, which did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), and Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin (“SAB”) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of June 30, 2018 and March 31, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expand the scope of Topic 718, Compensation — Stock Compensation to include share-based payment transaction for acquiring goods and services from nonemployees. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The adoption of ASU 2018-07 is not expected to have a material impact on our consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2018	2018
	(In thousands)
Materials and supplies	$1,697	$1,745
Work in process	400	232
Finished goods	699	944
	$2,796	$2,921

Property and Equipment, net

The following table presents details of our property and equipment, net:

	June 30,	March 31,
	2018	2018
	(In thousands)
Equipment	$6,256	$6,053
Leasehold improvements	2,880	2,880
Accumulated depreciation	(6,839)	(6,600)
	$2,297	$2,333

Depreciation expense was approximately $265,000 and $184,000 for the three months ended June 30, 2018 and 2017, respectively.

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	June 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Technology	$1,856	$(1,856)	$—	$1,856	$(1,856)	$—
Customer contracts / relationships	750	(750)	—	750	(750)	—
Trade names and non-compete agreements	1,110	(1,105)	5	1,110	(1,102)	8
Capitalized software development costs	5,190	(1,627)	3,563	5,108	(1,365)	3,743
Total	$8,906	$(5,338)	$3,568	$8,824	$(5,073)	$3,751

Amortization expense for intangible assets subject to amortization was approximately $265,000 and $137,000 for the three months ended June 30, 2018 and 2017, respectively. Approximately $200,000 and $104,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $65,000 and $33,000 was recorded to amortization expense for the three months ended June 30, 2018 and 2017, respectively, in the consolidated statements of operations.

We do not have any intangible assets with indefinite useful lives. As of June 30, 2018, our net capitalized software development costs of approximately $3.6 million is primarily associated with our Oracle ERP system design and implementation of approximately $2.2 million, which has a useful life of 10 years beginning Fiscal 2019;

As of June 30, 2018, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2019	$836
2020	856
2021	351
2022	244
2023	244
Thereafter	1,037
$3,568

Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Balance at beginning of fiscal year	$403	$278
Additions charged to cost of sales	335	275
Warranty claims	(210)	(178)
Balance at end of period	$528	$375

Earnings Per Share

The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Numerator:
Loss from continuing operations	$(1,579)	$(556)
Gain on sale of discontinued operation, net of tax	—	86
Net loss	$(1,579)	$(470)

Denominator:
Weighted average common shares used in basic computation	33,201	32,506
Dilutive stock options	—	—
Dilutive restricted stock units	—	—
Weighted average common shares used in diluted computation	33,201	32,506

(Loss) income from continuing operations per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)

Stock options	4,169	3,777
Restricted stock units	148	232

3.                                    Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (“Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the Asset Sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix was obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the asset sale, through June 30, 2018, we received approximately $2.7 million in connection with royalty-related earn-outs provisions for a total of $18 million in cash received from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments qualified as a discontinued operation. For the three months ended June 30, 2018 and 2017, we recorded a gain on sale of discontinued operation of approximately $0 and $86,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at June 30, 2018 and March 31, 2018. The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10	$—	$—	$10
Subtotal	10	—	—	10

Level 2:
Commercial paper	996	(0)	—	996
Corporate notes and bonds	3,416	(4)	14	3,426
US Treasuries	1,666	(1)	4	1,669
US Government agencies	2,569	(2)	9	2,576
Subtotal	8,647	(7)	27	8,667

Total	$8,657	$(7)	$27	$8,677

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$666	—	—	$666
Subtotal	666	—	—	666

Level 2:
Commercial paper	1,891	—	—	1,891
Corporate notes and bonds	2,008	(2)	—	2,006
US Treasuries	1,500	(1)	—	1,499
US Government agencies	2,950	(1)	—	2,949
Subtotal	8,349	(4)	—	8,345

Total	$9,015	(4)	—	$9,011

5.                                      Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim preriod in which they occur.

Income tax expense for the three months ended June 30, 2018 was approximately $41,000, or negative 2.7 percent of the pre-tax loss as compared with a benefit of approximately $1,000, or 0.2 percent of pre-tax loss for the three months ended June 30, 2017.

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue maintain a valuation allowance against our deferred tax assets.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and the Company accounted for the effects of the Tax Act in the period of enactment. Also, on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects of the Tax Act represent the Company’s best estimate based on its current interpretation of the enacted legislation. The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this Tax Act, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the Tax Act. In accordance with SAB 118, the income tax effects of the Tax Act discussed above are considered provisional and will be finalized in the current fiscal year.

6.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company is, and may in the future from time to time, be involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, the Company is not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013 and on August 11, 2016. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of June 30, 2018, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

7.                                      Stock Based Compensation

We currently maintain two stock incentive plans, the 2007 Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At June 30, 2018, there were approximately 1.4 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 4.2 million as of June 30, 2018.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2018	4,124	$3.58
Granted	45	5.06
Exercised	(18)	2.30
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2018	4,151	$3.60

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2018 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2018	144
Granted	4
Vested	—
Forfeited	(4)
RSUs outstanding at June 30, 2018	144

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Cost of revenues	$35	$15
Selling, general and administrative expense	427	392
Research and development expense	60	42
Total stock-based compensation expense	$522	$449

At June 30, 2018, there was approximately $4.3 million and $477,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years for stock options and 1.5 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Other Stock-Based Compensation Plans

Beginning January 1, 2018, the Company offers an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the fair market on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. 35,808 shares were purchased related to the first offering period of Fiscal 2019 in June 2018.  There were no share purchases in Fiscal 2018. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

8.                                      Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three months ended June 30, 2018 and 2017, we did not repurchase any shares. As of June 30, 2018, approximately $1.7 million remained available for the repurchase of our common stock under our current stock repurchase program. From inception of the program in August 2011 through June 30, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2018, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

9.                                      Investments

Our investments consisted of the following:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalent	$10	$—	$—	$10
Short-term investments	8,647	(7)	27	8,667
Long-term investments	—	—	—	—
Total	$8,657	$(7)	$27	$8,677

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2018.

10.                               Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantageNext, VantagePegasus, VantageRadius, Vantage Vector, VantageView, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products.

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes iPeMS, our performance measurement and information management solution as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink, and inspect.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2018 and 2017:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended June 30, 2018
Product revenues	$10,801	$1,117	$—	$11,918
Service revenues	59	12,067	1,431	13,557
Total revenues	$10,860	$13,184	$1,431	$25,475
Segment income (loss)	1,833	1,358	(1,142)	2,049

Three Months Ended June 30, 2017
Product revenues	$11,280	$643	$—	$11,923
Service revenues	—	14,084	1,176	15,260
Total revenues	$11,280	$14,727	$1,176	$27,183
Segment income (loss)	2,547	2,332	(1,832)	3,047

The following table reconciles total segment income (loss) to unaudited consolidated loss from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Segment income (loss):
Total income from reportable segments	$2,049	$3,047
Unallocated amounts:
Corporate and other expenses	(3,576)	(3,566)
Amortization of intangible assets	(65)	(33)
Other income (expense), net	15	(7)
Interest income, net	39	2
Loss from continuing operations before income taxes	$(1,538)	$(557)

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

The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantageNext, VantagePegasus, VantageRadius, Vantage Vector, VantageView, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products.

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes iPeMS, our performance measurement and information management solution as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink, and inspect.

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

See Note 10 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

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

See Note 1 for a discussion of changes to our accounting policies as a result of adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) during the quarter ended June 30, 2018.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Results of Operations

The following table sets forth unaudited statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017

Product revenues	46.8%	43.9%
Service revenues	53.2	56.1
Total revenues	100.0	100.0
Cost of product revenues	25.5	25.3
Cost of service revenues	34.5	38.3
Total cost of revenues	60.0	63.6
Gross profit	40.0%	36.4%
Operating expenses:
Selling, general and administrative	37.8	32.0
Research and development	8.2	6.4
Amortization of intangible assets	0.3	0.1
Total operating expenses	46.3	38.5
Operating loss	(6.3)	(2.1)
Non-operating income (expense):
Other income (expense), net	0.1	(0.0)
Interest income, net	0.2	0.0
Loss from continuing operations before income taxes	(6.0)	(2.1)
(Provision) benefit for income taxes	(0.2)	0.0
Loss from continuing operations	(6.2)	(2.1)
Gain on sale of discontinued operation, net of tax	—	0.3
Net loss	(6.2)%	(1.8)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product revenues	$11,918	$11,923	$(5)	0.0%
Service revenues	13,557	15,260	(1,703)	-11.2%
Total revenues	$25,475	$27,183	$(1,708)	-6.3%

Product revenues for the three months ended June 30, 2018 of $11.9 million was relatively consistent with the corresponding period in the prior year, primarily due to an increase in Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.  The increase in Transportation Systems third-party product sales was offset in part by a slight decrease in Roadway Sensors sales from our distribution of certain OEM products for the traffic intersection market.  Service revenues for the three months ended June 30, 2018 decreased 11.2% to $13.6 million, compared to $15.3 million in the corresponding period in the prior year, primarily due to lower Transportation Systems traffic engineering service revenues as a result of the transition from being the prime contractor on certain large contracts awarded in Fiscal 2016, to the sub-contracting party. Total revenues for the three months ended June 30, 2018 decreased 6.3% to $25.5 million, compared to $27.2 million in the corresponding period in the prior year. The decrease in total revenues was primarily due to an approximate 11% decrease in Transportation Systems revenues, an approximate 4% decrease in Roadway Sensors revenues, offset by an approximate 22% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended June 30, 2018 included approximately $10.8 million in product revenues and approximately $59,000 of service revenues, reflecting a decrease in total revenues of approximately $420,000 or 4%, compared to the corresponding prior year period. The decrease in Roadway Sensors revenues during the three months ended June 30, 2018 was primarily due to lower unit sales from our distribution of certain OEM products for the traffic intersection market, which declined approximately $322,000 or 32% to approximately $681,000 in the current quarter. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers.  Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended June 30, 2018 included approximately $12.1 million of service revenues, and approximately $1.1 million of sales of third-party products purchased for installation under certain construction-type contracts. Total revenues for the three months ended June 30, 2018 of approximately $13.2 million, reflected a decrease of approximately $1.5 million or 11%, compared to the corresponding period in the prior year.. The decreases during the three month periods ended June 30, 2018 was primarily due to the transition from being the prime contractor to a sub-contractor on certain large contracts awarded in Fiscal 2016, and the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $16.1 million of new backlog during the first quarter of Fiscal 2019. Transportation Systems backlog increased to approximately $40.7 million as of June 30, 2018, compared to approximately $52.8 million as of June 30, 2017. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in its final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended June 30, 2018 included no product revenue and approximately $1.4 million of service revenues, largely consisting of subscription revenues, reflecting an increase of approximately $255,000 or 22%, compared to the corresponding period in the prior year. We also plan to pursue commercial opportunities in the digital agriculture technology markets by offering software applications, content, and modeling services that provide analytics and decision support services that leverage our digital weather, soil and agronomic content and applications.

Gross Profit.  The following tables present details of our gross profit for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product gross profit	$5,424	$5,060	$364	7.2%
Service gross profit	4,768	4,845	(77)	(1.6)%
Total gross profit	$10,192	$9,905	$287	2.9%

Product gross profit as a % of product revenues	45.5%	42.4%
Service gross profit as a % of service revenues	35.2%	31.7%
Total gross profit as a % of total revenues	40.0%	36.4%

Our product gross profit as a percentage of product revenues for the three months ended June 30, 2018 increased approximately 307 basis points, as compared to the corresponding period in the prior year, primarily due to a decrease in our Roadway Sensors OEM sales in the current quarter, which typically yields lower gross margins than our Roadway Sensors core video detection products. Our service gross profit as a percentage of service revenues for the three months ended June 30, 2018 increased 342 basis points, as compared to the corresponding periods in the prior year, primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our workforce.

Our total gross profit as a percentage of total revenues for the three months ended June 30, 2018 increased approximately 357 basis points for the three months ended June 30, 2018 as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors core product revenues generally yield higher total gross margins than our other segments. As such, the decrease in our Transportation Systems total revenues from approximately 54% of total revenues for the three months ended June 30, 2017 to approximately 52% of total revenues for the three months ended June 30, 2018 was a primary contributor to our increase in total gross margin.

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

The underlying mix of our Transportation Systems revenues contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our internal workforce, which could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense. Selling, general and administration expense for the three months ended June 30, 2018 increased approximately 10.7% to $9.6 million, compared to $8.7 million for the three months ended June 30, 2017. The overall increase was primarily due to an increase in sales and marketing activities in our Roadway Sensors segment as well as an increase in corporate costs related to our transition to a new ERP system, and our adoption of the new ASC 606 revenue recognition rules.

Research and Development Expense.  Research and development expense for the three months ended June 30, 2018 increased approximately 21.0% to $2.1 million, compared to $1.7 million for the three months ended June 30, 2017. The overall increase was primarily due to continued investment in research, discovery, and development largely focused on our software related product offerings.

We plan to continue to invest in the development of our iPeMS software offering and our ClearAg and ClearPath Weather solutions. In addition, we intend to continue to invest in further enhancements and functionality in our Vantage products family.

During Fiscal 2018, we successfully released Iteris SPM, our cloud-based signal performance measures application. In Fiscal 2017, we released our VantageLive! platform as well as a number of generally available advisory applications, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs in future periods.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $65,000 and $33,000 for the three months ended June 30, 2018 and 2017, respectively. The increase in amortization was primarily due to amortization related to our Oracle ERP system design and development which was placed in service in April 2018.

Interest Income, Net

Net interest income was approximately $39,000 and $2,000 for the three months ended June 30, 2018 and 2017, respectively.

Income Taxes.

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim preriod in which they occur.

Income tax expense for the three months ended June 30, 2018 was approximately $41,000, or negative 2.7 percent of the pre-tax loss as compared with a benefit of approximately $1,000, or 0.2 percent of pre-tax loss for the three months ended June 30, 2017.

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue maintain a valuation allowance against our deferred tax assets.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and the Company accounted for the anticipated effects of the Tax Act in the period of enactment. Also on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects of the Tax Act represent the Company’s best estimate based on its current interpretation of the enacted legislation. The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this Tax Act, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the Tax Act. In accordance with SAB 118, the income tax effects of the Tax Act discussed above are considered provisional and will be finalized in the current fiscal year.

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

At June 30, 2018, we had $16.5 million in working capital, which included $4.8 million in cash and cash equivalents, as well as $8.7 million in short term investments. This compares to working capital of $17.4 million at March 31, 2018, which included $10.2 million in cash and cash equivalents as well as $5.3 million in short term investments.

The following table summarizes our cash flows for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
Net cash provided by (used in):	(In thousands)
Operating activities	$(2,026)	$(85)
Investing activities	(3,552)	(718)
Financing activities	206	160

Operating Activities.  Cash used in our operations for the three months ended June 30, 2018 was primarily the result of approximately $1.1 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $1.5 million from changes in working capital coupled with our net loss of approximately $1.6 million.

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

Investing Activities.  Net cash used in our investing activities during the three months ended June 30, 2018 was primarily the result of purchases of approximately $3.7 million of short-term investments and approximately $229,000 of property and equipment, as well as approximately $82,000 of capitalized software development, primarily in the Roadway Sensors business segments related to VantageLive! developments. These investments were partially offset by approximately $357,000 in proceeds from the sale and maturity of short-term investment and approximately $107,000 in proceeds from the last earn-out payment related to the sale of the assets of the Vehicle Sensors segment in 2011.

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

Financing Activities.  Net cash provided by financing activities during the three months ended June 30, 2018 was the result of approximately $165,000 of cash proceeds from the purchase of ESPP shares and approximately $41,000 of cash proceeds from the exercises of stock options. Net cash provided by financing activities during the three months ended June 30, 2017 was the result of approximately $160,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements

Other than our operating leases, we did not have any other material off balance sheet arrangements at June 30, 2018.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our investments portfolio in a variety of available-for-sale fixed debt securities, including both government and corporate obligations and money market funds. Investments in fixed rate interest bearing instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates. Due in part to these factors, we may suffer losses in principal if we need the funds prior to maturity and choose to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers.

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

We may not be able to achieve profitability on a quarterly or annual basis in the future.  For Fiscal 2018 and the first quarter of Fiscal 2019, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our profitability could be adversely affected if we are not able to maintain adequate utilization of our Transportation Systems workforce.  The cost of providing our Transportation Systems engineering and consulting services, including the extent to which we utilize our workforce, affect our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

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

We recently entered into the software development market and may be subject to additional challenges and additional costs and delays.  We have only been in the business of software development for a few years and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Despite testing and quality control, we cannot be certain that errors will not be found in our software after its release. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, the software development industry frequently experiences litigation concerning intellectual property disputes, which could be costly and distract our management

If we do not keep pace with rapid technological changes and evolving industry standards, we will not be able to remain competitive, and the demand for our products will likely decline.  Our markets are in general characterized by the following factors:

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

Our failure to successfully secure new contracts and renew existing contracts could reduce our revenues and profitability.  Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions continue, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue particular projects, which could reduce or eliminate our profitability

We may continue to be subject to traffic related litigation.  The traffic industry in general is subject to litigation claims due to the nature of personal injuries that result from traffic accidents. As a provider of traffic engineering services, products and solutions, we are, and could from time to time in the future continue to be, subject to litigation for traffic related accidents, even if our products or services did not cause the particular accident. While we generally carry insurance against these types of claims, some claims may not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits. In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could materially harm our business, financial condition or cash flows. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention.

We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team and our ability to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, or at acceptable wages, which may adversely affect our growth in the current fiscal year and in future years. The fixed cost nature of many of our Transportation Systems contracts may limit our ability to recover any increases in wages. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain these employees and therefore could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. The future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our Agriculture and Weather Analytics segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses and/or harm our reputation.  Internal users and computer programmers may be able to penetrate, aka “hack”, our network security and create system disruptions, cause shutdowns and/or misappropriate our confidential information or that of our employees and third parties. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. We operate our Enterprise Resource Planning system on a software-as-a-service platform, and we use this system for reporting, planning, sales, audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provide of this service, for a number of aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

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

Our use of estimates in conjunction with the revenue recognition of fixed fee contracts for our Transportation Systems revenues could result in a reduction or reversal of previously recorded revenues and profits.  A portion of Transportation Systems revenues are measured and recognized using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Uncertainties in the interpretation and application of the new revenue recognition standard ASC 606 could materially affect our revenue recognition.  We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. As discussed in Note 1 to the Consolidated Financial Statements (Description of Business and Summary of Significant Accounting Policies—Recent Accounting Pronouncements), effective April 1, 2018, we adopted the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”). We believe that ASC 606 and related revenue recognition policies will not result in a material change to our consolidated financial statements, and will not cause any significant changes to the amount and timing of our recognition of future revenue and cost. However, uncertainties in future guidance of the interpretation and application of ASC 606 could materially affect our revenue and cost recognition. We are continuing to evaluate the effect that ASC 606 will have on our financial statements and related disclosures, and preliminary assessments are subject to change.

SEC rules require that when we release our quarterly financial results, we must provide year-over-year comparisons to results for the corresponding quarter of the previous fiscal year. Accordingly, following each quarter of Fiscal 2019, we will present quarterly results for the corresponding period of Fiscal 2018 that retrospectively apply ASC 606 to our Fiscal 2018 results which were originally prepared utilizing the prior accounting guidance. These retrospective Fiscal 2018 presentations are considered to be preliminary, and are subject to the final retrospective presentations of Fiscal 2018 results that we will provide with our annual report on Form 10-K for Fiscal 2019. If the final retrospective presentation of our financial statements for Fiscal 2018 is perceived by investors to differ significantly from our previously provided preliminary presentations, it may result in fluctuations in our stock price.

Uncertainties in the interpretation and application of the 2017 Tax Act could materially affect our tax obligations and effective tax rate.  The Tax Act was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provision on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, and the accounting treatment is clarified, we plan to perform additional analysis on the application of the law, and may need to refine our estimates in calculating the impact of such further guidance. As such, our final analysis may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Declines in the value of securities held in our investment portfolio can affect us negatively.  As of June 30, 2018, the value of securities available for sale and held to maturity within our investment portfolio was $8.7 million, which is generally determined based upon market values available from third-party sources, may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

•                  the long lead times associated with government contracts or contracts with large enterprise customers;

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

Supply shortages or production gaps could materially and adversely impact our sales and financial results.  It is possible that we could experience parts shortages or unforeseen quality control issues as we adjust production to meet current demand for our products. We have historically used and continue to use single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Our Roadway Sensors products are included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins.

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

Our international business operations may be threatened by many factors that are outside of our control.  While we historically have had limited international sales, revenues and operational experience, we have been expanding our distribution capabilities for our Roadway Sensors segment internationally, particularly in Canada, Australia, New Zealand, Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From August 1, 2015 through June 30, 2018, our common stock has traded at prices as low as $1.77 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

For the three months ended June 30, 2018, we did not repurchase any shares. As of June 30, 2018, there was approximately $1.7 million of remaining funds available under the stock repurchase program. From inception of the program in August 2011 through June 30, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2018, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of June 30, 2018, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 6, 2018, the Company’s Board of Directors approved and adopted various amendments to the Company’s Bylaws, which are reflected in the Restated Bylaws filed herewith as Exhibit 3.1.  The following is a summary of the amendments to the Restated Bylaws:

a)             Article IV was amended to separate the roles of chief executive officer and chairman of the Board of Directors;

b)             Article IV, Section 1 was amended to explicitly provide for the standalone positions of chief executive officer, chief operating officer, chief accounting officer, executive vice-president and senior vice-president, and such other officer positions as the Board of Directors may designate in its discretion, and to provide that if any officer is absent, or for any other reason that the Board of Directors may deem sufficient, the chief executive officer, president or Board of Directors may temporarily delegate the powers and duties of such officer to any other officer;

c)              Article IV, Sections 5, 6 and 7 were amended to provide for and revise the descriptions and duties of chief executive officer, president, and various vice-presidents, respectively, consistent with the foregoing amendments;

d)             Article IV was amended to make various conforming changes consistent with the foregoing amendments;

e)              Article V, Section 1 was amended to add the chief executive officer and chief financial officer as permitted signatories to the Company’s stock certificates; and

f)               Article VI, Section 6 was added to clarify that the use of the masculine gender in the Restated Bylaws shall be deemed to include the feminine gender.

The foregoing summary of the amendments to our Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s Restated Bylaws, as amended through August 6, 2018, a copy of which is attached as Exhibit 3.1 to this Current Report and is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

3.1	Restated Bylaws of the registrant, as amended through August 6, 2018	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2018	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)