Form 10-Q
period 2018-09-30
ITERIS, INC.
filed 2018-11-06
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)  Yes ☒  No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2018, there were 33,246,187 shares of our common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. CheckPoint™, ClearAg®, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart™, IMFocus™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, PedTrax®, Pegasus™, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), TransitHelper®, UCRLink™, Vantage®, VantageLive!™, VantageNext®, VantagePegasus®, VantageRadius™, Vantage Vector®, VantageView™, Velocity®, VersiCam™ and WeatherPlot® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	September 30,	March 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$3,498	$10,152
Short-term investments	6,411	5,319
Trade accounts receivable, net of allowance for doubtful accounts of $277 and $333 at September 30, 2018 and March 31, 2018, respectively	15,402	12,866
Unbilled accounts receivable	7,030	7,473
Inventories	3,402	2,921
Prepaid expenses and other current assets	1,033	1,165
Total current assets	36,776	39,896
Property and equipment, net	2,262	2,333
Intangible assets, net	3,410	3,751
Goodwill	15,150	15,150
Other assets	1,756	1,756
Total assets	$59,354	$62,886

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,423	$7,838
Accrued payroll and related expenses	5,430	7,398
Accrued liabilities	2,186	2,358
Deferred revenue	3,928	4,900
Total current liabilities	20,967	22,494
Deferred rent	548	638
Deferred income taxes	65	65
Unrecognized tax benefits	145	168
Total liabilities	21,725	23,365
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2018 and March 31, 2018
Issued and outstanding shares - 33,246 at September 30, 2018 and 33,186 at March 31, 2018	3,324	3,318
Additional paid-in capital	140,953	139,722
Accumulated deficit	(106,648)	(103,519)
Total stockholders’ equity	37,629	39,521
Total liabilities and stockholders’ equity	$59,354	$62,886

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Product revenues	$12,412	$11,702	$24,330	$23,625
Service revenues	12,005	13,546	25,562	28,806
Total revenues	$24,417	$25,248	$49,892	$52,431
Cost of product revenues	6,902	6,278	13,396	13,141
Cost of service revenues	7,854	9,002	16,643	19,417
Total cost of revenues	14,756	15,280	30,039	32,558
Gross profit	9,661	9,968	19,853	19,873
Operating expenses:
Selling, general and administrative	9,080	9,153	18,710	17,850
Research and development	1,912	1,881	4,001	3,608
Amortization of intangible assets	65	33	130	66
Total operating expenses	11,057	11,067	22,841	21,524
Operating loss	(1,396)	(1,099)	(2,988)	(1,651)
Non-operating income (expense):
Other income (expense), net	18	2	33	(5)
Interest income, net	41	3	80	5
Loss from continuing operations before income taxes	(1,337)	(1,094)	(2,875)	(1,651)
(Provision) benefit for income taxes	(4)	33	(45)	34
Loss from continuing operations	(1,341)	(1,061)	(2,920)	(1,617)
Gain on sale of discontinued operation, net of tax	—	77	—	163
Net loss	$(1,341)	$(984)	$(2,920)	$(1,454)

Loss per share from continuing operations - basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.05)
Gain per share from sale of discontinued operation - basic and diluted	$—	$0.00	$—	$0.01
Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.04)

Shares used in basic per share calculations	33,242	32,628	33,221	32,567

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(2,920)	$(1,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(23)	(27)
Depreciation of property and equipment	463	388
Stock-based compensation	1,025	877
Amortization of intangible assets	550	323
Gain on sale of discontinued operation, net of tax	—	(163)
Loss on disposal of equipment	—	6
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(2,536)	(777)
Unbilled accounts receivable and deferred revenue, net	(1,041)	257
Inventories	(481)	(533)
Prepaid expenses and other assets	330	(529)
Accounts payable and accrued expenses	(646)	(889)
Net cash used in operating activities	(5,279)	(2,521)

Cash flows from investing activities
Purchases of property and equipment	(392)	(804)
Purchases of investments	(4,079)	—
Sales and maturities of investments	2,988	—
Capitalized software development costs	(211)	(750)
Net proceeds from sale of discontinued operation	107	260
Net cash used in investing activities	(1,587)	(1,294)

Cash flows from financing activities
Proceeds from stock option exercises	51	566
Proceeds from ESPP purchases	165	—
Tax withholding payments for net share settlements of restricted stock units	(4)	(30)
Net cash provided by financing activities	212	536
Decrease in cash and cash equivalents	(6,654)	(3,279)
Cash and cash equivalents at beginning of period	10,152	18,201
Cash and cash equivalents at end of period	$3,498	$14,922

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$62	$88

Supplemental schedule of non-cash investing activities:
Capitalized software development costs included in accounts payable and accrued expenses	$—	$395

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2018 (“Fiscal 2018”). All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2019 (“Fiscal 2019”) or any other periods.

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

Revenue Recognition

Adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”)

On April 1, 2018, the Company adopted ASU 2014-09, including its subsequent amendements as codified under ASC Topic 606 (“ASC 606”), using the modified retrospective approach to apply ASC 606 to all contracts that were not completed as of the beginning of Fiscal Year 2019. ASC 606 is a comprehensive new revenue recognition principle that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Results for reporting periods beginning after March 31, 2018 are presented under ASC 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result, the Company recognized the cumulative effect of initially applying ASC 606 as an increase to the opening balance of accumulated deficit in the amount of approximately $0.2 million as of April 1, 2018. The impact of the adoption of the new standard is immaterial to the Company’s consolidated balance sheet, statement of operations, and cash flows.

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

Changes in Accounting Policies as a Result of Adopting ASC 606 and Nature of Goods and Services

Revenues are recognized when control of the promised goods or services are transferred to our customers, in a gross amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenue from contracts with customers.

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

Service revenues also consist of revenues derived from maintenance support and the use of the Company’s service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance support, monthly active user fees, software as a service (“SaaS”) fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. In SaaS agreements, we provide a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation. In product related contracts, a purchase order may contain different products, each constituting a separate performance obligation.

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

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated

Product Revenues

Standard purchase orders for delivery of a tangible product	Upon shipment (point in time)	Within 30 days of delivery	Observable transactions

Engineering services where the deliverable is considered a product	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach

Service Revenues

Engineering and consulting services	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach

SaaS	Over the course of the SaaS service once the system is available for use (over time)	At the beginning of the contract period	Estimated using a cost-plus margin approach

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 10 for our disaggregation of revenue.

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net in our unaudited consolidated balance sheet at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. If warranted, the allowance is increased by the Company’s provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.

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

Contract Fulfillment Costs

The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of September 30, 2018, we capitalized approximately $235,000 of contract fulfillment costs which are presented in the accompanying unaudited consolidated balance sheet as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.

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

We have historically had a diverse customer base. For the three and six months ended September 30, 2018, one individual customer represented approximately 12% and 15%, respectively, of our total revenues. For the three and six months ended September 30, 2017, one individual customer represented approximately 21% and 23%, respectively, of our total revenues. No other individual customer represented greater than 10% of our total revenues for either period. As of September 30, 2018, no individual customer represented greater than 10% of our total accounts receivable. As of March 31, 2018, one individual customer represented approximately 13% of our total accounts receivable, and no other individual customer represented greater than 10% of our total accounts receivable.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. Our investments are measured at fair value on a recurring basis.

The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in ASC 820, Fair Value Measurements (“ASC 820”). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by ASC 820 contains three levels as follows:

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

Investments

The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320, Capital Investments Capital Debt and Capital Equity Capital Securities (“ASC 320”). Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 4). Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.0 million as of September 30, 2018.  Prepaid expenses and other current assets were $1.2 million as of March 31, 2018 and included approximately $130,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds required us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral was required throughout the delivery of our services and was maintained in the local bank until the contract was closed by the purchasing agency. The requirements on the remaining performance bonds, and the related cash collateral restrictions, were released during the quarter ended June 30, 2018.

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

In Fiscal 2017, we adopted the provisions issued by the FASB that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of September 30, 2018, we determined that no adjustments to the carrying value of goodwill and intangible assets were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of September 30, 2018, there was no impairment to our long-lived and intangible assets.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

Comprehensive Loss

The difference between net loss and comprehensive loss was de minimis for the three and six months ended September 30, 2018. Comprehensive loss equaled net loss for three and six months ended September 30, 2017.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The pronouncement requires an entity to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 requires entities to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). In issuing ASU 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact of ASU 2016-02 and ASU 2018-11 on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), and Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin (“SAB”) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of September 30, 2018 and March 31, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting(“ASU 2018-07”), which expand the scope of Topic 718, Compensation — Stock Compensation to include share-based payment transaction for acquiring goods and services from nonemployees. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The adoption of ASU 2018-07 is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirement for Fair Value Measurements (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements.

2.             Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2018	2018
	(In thousands)
Materials and supplies	$1,790	$1,745
Work in process	329	232
Finished goods	1,283	944
	$3,402	$2,921

Property and Equipment, net

The following table presents details of our property and equipment, net:

	September 30,	March 31,
	2018	2018
	(In thousands)
Equipment	$6,418	$6,053
Leasehold improvements	2,880	2,880
Accumulated depreciation	(7,036)	(6,600)
	$2,262	$2,333

Depreciation expense was approximately $198,000 and $463,000 for the three and six months ended September 30, 2018, respectively. Depreciation expense was approximately $204,000 and $388,000 for the three and six months ended September 30, 2017, respectively.

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	September 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$1,856	$(1,856)	$—	$1,856	$(1,856)	$—
Customer contracts / relationships	750	(750)	—	750	(750)	—
Trade names and non-compete agreements	1,110	(1,108)	2	1,110	(1,102)	8
Capitalized software development costs	5,317	(1,909)	3,408	5,108	(1,365)	3,743
Total	$9,033	$(5,623)	$3,410	$8,824	$(5,073)	$3,751

Amortization expense for intangible assets subject to amortization was approximately $285,000 and $550,000 for the three and six months ended September 30, 2018, respectively. Amortization expense for intangible assets subject to amortization was approximately $185,000 and $323,000 for the three and six months ended September 30, 2017, respectively. Approximately $220,000 and $420,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $65,000 and $130,000 was recorded to amortization expense for the three and six months ended September 30, 2018, respectively, in the consolidated statements of operations. Approximately $152,000 and $257,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $33,000 and $66,000 was recorded to amortization expense for the three and six months ended September 30, 2017, respectively, in the consolidated statements of operations.

As of September 30, 2018, our net capitalized software development costs of approximately $3.4 million is primarily associated with our Oracle Enterprise Resource Planning (“ERP”) system design and implementation of approximately $2.1 million, which has a useful life of 10 years beginning Fiscal 2019;

As of September 30, 2018, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2019	$593
2020	940
2021	353
2022	244
2023	244
Thereafter	1,036
$3,410

Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2018	2017
	(In thousands)
Balance at beginning of fiscal year	$403	$278
Additions charged to cost of sales	409	359
Warranty claims	(330)	(294)
Balance at end of period	$482	$343

Earnings Per Share

The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Numerator:
Loss from continuing operations	$(1,341)	$(1,061)	$(2,920)	$(1,617)
Gain on sale of discontinued operation, net of tax	—	77	—	163
Net loss	$(1,341)	$(984)	$(2,920)	$(1,454)

Denominator:
Weighted average common shares used in basic computation	33,242	32,628	33,221	32,567
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted computation	33,242	32,628	33,221	32,567

(Loss) income from continuing operations per share:
Basic	$(0.04)	$(0.03)	$(0.09)	$(0.05)
Diluted	$(0.04)	$(0.03)	$(0.09)	$(0.05)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Stock options	4,152	3,927	4,161	3,852
Restricted stock units	137	289	143	261

3.                                    Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (“Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the Asset Sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix was obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the Asset Sale, through September 30, 2018, we received approximately $2.7 million in connection with royalty-related earn-outs provisions for a total of $18 million in cash received from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments qualified as a discontinued operation. For the six months ended September 30, 2018 and 2017, we recorded a gain on sale of discontinued operation of approximately $0 and $163,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at September 30, 2018 and March 31, 2018. The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$1,790	$—	$—	$1,790
Subtotal	1,790	—	—	1,790

Level 2:
Commercial paper	—	—	—	—
Corporate notes and bonds	2,936	(2)	—	2,934
US Treasuries	1,675	(2)	—	1,673
US Government agencies	1,805	(1)	—	1,804
Subtotal	6,416	(5)	—	6,411

Total	$8,206	$(5)	$—	$8,201

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$666	$—	$—	$666
Subtotal	666	—	—	666

Level 2:
Commercial paper	1,891	—	—	1,891
Corporate notes and bonds	2,008	(2)	—	2,006
US Treasuries	1,500	(1)	—	1,499
US Government agencies	2,950	(1)	—	2,949
Subtotal	8,349	(4)	—	8,345

Total	$9,015	$(4)	$—	$9,011

5.                                      Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended September 30, 2018 was approximately $4,000, or negative 0.3 percent of the pre-tax loss as compared with a benefit of approximately $33,000, or 3.0 percent of pre-tax loss for the three months ended September 30, 2017. Income tax expense for the six months ended September 30, 2018 was approximately $45,000, or negative 1.5 percent of the pre-tax loss as compared with a benefit of approximately $34,000, or 2.0 percent of pre-tax loss for the six months ended September 30, 2017.

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue to maintain a valuation allowance against our deferred tax assets.

The Tax Act was enacted on December 22, 2017 and the Company accounted for the effects of the Tax Act in the period of enactment. Also, on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects of the Tax Act represent the Company’s best estimate based on its current interpretation of the enacted legislation. The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this Tax Act, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the Tax Act. In accordance with SAB 118, the income tax effects of the Tax Act discussed above are considered provisional and will be finalized in the current fiscal year.

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

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013, August 11, 2016 and on August 11, 2018. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of September 30, 2018, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

7.                                      Stock Based Compensation

We currently maintain two stock incentive plans, the 2007 Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At September 30, 2018, there were approximately 1.3 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 4.2 million as of September 30, 2018.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2018	4,124	$3.58
Granted	45	5.06
Exercised	(23)	2.26
Forfeited	(41)	4.76
Expired	—	—
Options outstanding at September 30, 2018	4,105	$3.59

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2018 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2018	144
Granted	4
Vested	(3)
Forfeited	(23)
RSUs outstanding at September 30, 2018	122

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$35	$16	$69	$31
Selling, general and administrative expense	432	376	859	768
Research and development expense	37	36	97	78
Total stock-based compensation expense	$504	$428	$1,025	$877

At September 30, 2018, there was approximately $3.8 million and $327,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options and 1.2 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Other Stock-Based Compensation Plans

Beginning January 1, 2018, the Company offers an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the fair market on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. 35,808 shares were purchased related to the first offering period of Fiscal 2019 in June 2018.  There were no share purchases during the three months ended September 30, 2018. There were no share purchases in Fiscal 2018. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

8.                                      Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the six months ended September 30, 2018 and 2017, we did not repurchase any shares. As of September 30, 2018, approximately $1.7 million remained available for the repurchase of our common stock under our current stock repurchase program. From inception of the program in August 2011 through September 30, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2018, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

9.                                      Investments

Our investments consisted of the following:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain		Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$1,790	$—		$—	$1,790
Short-term investments	6,416	(5)			6,411
Total	$8,206	$(5)	$		$8,201

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$3,692	$—	$—	$3,692
Short-term investments	5,323	(4)	—	5,319
Total	$9,015	$(4)	$—	$9,011

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2018.

10.                               Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantageNext, VantagePegasus, VantageRadius, Vantage Vector, VantageView, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. Our Roadway Sensors segment also includes the sale of original equipment manufacturer (“OEM”) products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, provide commercial vehicle safety solutions, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes Iteris SPM and iPeMS, our performance measurement and information management solutions as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink, and inspect.

The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform. Our ClearPath Weather is a web-based solution, that includes a suite of tools that applies data assimilation and modeling technologies for assessing historical weather conditions for both short-term and long-range weather forecasts and customizable route/site weather and pavement forecasting, and providing winter road maintenance recommendations for state agencies, municipalities and for commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. We currently offer our ClearAg solutions to companies in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.  Our ClearAg solutions provide weather, environment, soil and plant growth modeling to deliver smart content through ClearAg APIs and components, IMFocus APIs, ClearAg applications, WeatherPlot mobile applications, and ClearAg Insights applications.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and six months ended September 30, 2018 and 2017:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended September 30, 2018
Product revenues	$10,960	$1,452	$—	$12,412
Service revenues	17	10,907	1,081	12,005
Total revenues	$10,977	$12,359	$1,081	$24,417
Segment income (loss)	2,477	1,771	(1,589)	$2,659

Three Months Ended September 30, 2017
Product revenues	$11,150	$552	$—	$11,702
Service revenues	111	12,542	893	13,546
Total revenues	$11,261	$13,094	$893	$25,248
Segment income (loss)	2,790	1,933	(2,236)	2,487

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Six Months Ended September 30, 2018
Product revenues	$21,761	$2,569	$—	$24,330
Service revenues	76	22,974	2,512	25,562
Total revenues	$21,837	$25,543	$2,512	$49,892
Segment income (loss)	4,310	3,129	(2,731)	$4,708

Six Months Ended September 30, 2017
Product revenues	$22,430	$1,195	$—	$23,625
Service revenues	111	26,626	2,069	28,806
Total revenues	$22,541	$27,821	$2,069	$52,431
Segment income (loss)	5,337	4,265	(4,068)	5,534

The following table reconciles total segment income (loss) to unaudited consolidated loss from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Segment income (loss):
Total income from reportable segments	$2,659	$2,487	$4,708	$5,534
Unallocated amounts:
Corporate and other expenses	(3,990)	(3,553)	(7,566)	(7,119)
Amortization of intangible assets	(65)	(33)	(130)	(66)
Other income (expense), net	18	2	33	(5)
Interest income, net	41	3	80	5
Loss from continuing operations before income taxes	$(1,337)	$(1,094)	$(2,875)	$(1,651)

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

The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantageNext, VantagePegasus, VantageRadius, Vantage Vector, VantageView, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. Our Roadway Sensors segment also includes the sale of original equipment manufacturer (“OEM”) products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, provide commercial vehicle safety solutions, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes Iteris SPM and iPeMS, our performance measurement and information management solutions as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink, and inspect.

The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform. Our ClearPath Weather is a web-based solution, that includes a suite of tools that applies data assimilation and modeling technologies for assessing historical weather conditions for both short-term and long-range weather forecasts and customizable route/site weather and pavement forecasting, and providing winter road maintenance recommendations for state agencies, municipalities and for commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. We currently offer our ClearAg solutions to companies in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.  Our ClearAg solutions provide weather, environment, soil and plant growth modeling to deliver smart content through ClearAg APIs and components, IMFocus APIs, ClearAg applications, WeatherPlot mobile applications, and ClearAg Insights applications.

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

See Note 1 for a discussion of changes to our accounting policies as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) during the quarter ended September 30, 2018.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Results of Operations

The following table sets forth unaudited statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Product revenues	50.8%	46.3%	48.8%	45.1%
Service revenues	49.2	53.7	51.2	54.9
Total revenues	100.0	100.0	100.0	100.0
Cost of product revenues	28.3	24.8	26.8	25.1
Cost of service revenues	32.2	35.7	33.4	37.0
Total cost of revenues	60.5	60.5	60.2	62.1
Gross profit	39.5%	39.5%	39.8%	37.9%
Operating expenses:
Selling, general and administrative	37.2	36.3	37.5	34.0
Research and development	7.8	7.5	8.0	6.9
Amortization of intangible assets	0.3	0.1	0.3	0.1
Total operating expenses	45.3	43.9	45.8	41.0
Operating loss	(5.8)	(4.4)	(6.0)	(3.1)
Non-operating income (expense):
Other income (expense), net	0.1	(0.0)	0.1	(0.0)
Interest income, net	0.2	0.0	0.2	0.0
Loss from continuing operations before income taxes	(5.5)	(4.4)	(5.7)	(3.1)
(Provision) benefit for income taxes	(0.0)	0.1	(0.1)	0.1
Loss from continuing operations	(5.5)	(4.3)	(5.8)	(3.0)
Gain on sale of discontinued operation, net of tax	—	0.3	—	0.3
Net loss	(5.5)%	(4.0)%	(5.8)%	(2.7)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the thee and six months ended Septmeber 30, 2018 and 2017:

	Three Months Ended
	September 30,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product revenues	$12,412	$11,702	$710	6.1%
Service revenues	12,005	13,546	(1,541)	(11.4)%
Total revenues	$24,417	$25,248	$(831)	(3.3)%

	Six Months Ended
	September 30,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product revenues	$24,330	$23,625	$705	3.0%
Service revenues	25,562	28,806	(3,244)	(11.3)%
Total revenues	$49,892	$52,431	$(2,539)	(4.8)%

Product revenues primarily consist of Roadway Sensors product sales, but also includes OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended September 30, 2018 increased 6.1% to $12.4 million, compared to $11.7 million in the corresponding period in the prior year, primarily due to an increase in increase in Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.  The increase in Transportation Systems third-party product sales was offset in part by a slight decrease in sales of our core Roadway Sensors video detection products.

Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment, as well as our Agriculture and Analytics segment. Service revenues for the three months ended September 30, 2018 decreased 11.4% to $12.0 million, compared to $13.5 million in the corresponding period in the prior year, primarily due to lower Transportation Systems traffic engineering service revenues as a result of the transition from being the prime contractor on certain large contracts during Fiscal 2018, to the sub-contracting party with a reduced scope. Total revenues for the three months ended September 30, 2018 decreased 3.3% to $24.4 million, compared to $25.2 million in the corresponding period in the prior year. The decrease in total revenues was primarily due to an approximate 5.6% decrease in Transportation Systems revenues, an approximate 2.5% decrease in Roadway Sensors revenues, offset by an approximate 21.1% increase in Agriculture and Weather Analytics revenues.

Product revenues for the six months ended September 30, 2018 increased 3.0% to $24.3 million, compared to $23.6 million in the corresponding period in the prior year, primarily due to an increase in Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.  The increase in Transportation Systems third-party product sales was offset in part by a slight decrease in both our unit sales from our distribution of certain OEM products for the traffic intersection market, as well as sales of our core Roadway Sensors video detection products, largely in our Texas markets.

Service revenues for the six months ended September 30, 2018 decreased 11.3% to $25.6 million, compared to $28.8 million in the corresponding period in the prior year, primarily due to lower Transportation Systems traffic engineering service revenues as a result of the transition from being the prime contractor on certain large contracts awarded in the fiscal year ended March 31, 2016 (“Fiscal 2016”), to the sub-contracting party. Total revenues for the six months ended September 30, 2018 decreased 4.8% to $49.9 million, compared to $52.4 million in the corresponding period in the prior year. The decrease in total revenues was primarily due to an approximate 8.2% decrease in Transportation Systems revenues, an approximate 3.1% decrease in Roadway Sensors revenues, offset by an approximate 21.4% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended September 30, 2018 included approximately $11.0 million in product revenues and approximately $17,000 of service revenues, reflecting a decrease in total revenues of approximately $284,000 or 2.5%, compared to the corresponding prior year period. Revenues for the six months ended September 30, 2018 included approximately $21.8 million in product revenues and $76,000 of service revenues, reflecting a decrease in total revenues of approximately $704,000 or 3.1%, compared to the corresponding prior year period. The decrease in Roadway Sensors revenues during the three months ended September 30, 2018 was primarily due to lower unit sales from our core Roadway Sensors video detection products which declined  approximately $227,000 or 2.2%. The decrease in Roadway Sensors revenues during the six months ended September 30, 2018 was also impacted by lower unit sales from our distribution of certain OEM products for the traffic intersection market, which declined approximately $378,000 or 20.2% to approximately $1.5 million in the current period, as well as a decrease of approximately $325,000 or 1.6% in our core Roadway Sensors video detection products. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers.  Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended September 30, 2018 included approximately $10.9 million of service revenues, and approximately $1.5 million of sales of third-party products purchased for installation under certain construction-type contract, reflecting a decrease in total revenues of approximately $735,000 or 5.6%, compared to the corresponding prior year period. Revenues for the six months ended September 30, 2018 included approximately $23.0 million of service revenues, and approximately $2.6 million of third-party product sales and revenues derived under certain construction-type contracts that we classify as product revenues, reflecting a decrease in total revenues of approximately $2.3 million or 8.2%, compared to the corresponding prior year period. The decreases during the three and six month periods ended September 30, 2018 was primarily due to the transition from being the prime contractor to a sub-contractor on certain large contracts awarded in Fiscal 2016, and the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $20.0 million of new backlog during the second quarter of Fiscal 2019. Transportation Systems backlog decreased to approximately $48.4 million as of September 30, 2018, compared to approximately $50.5 million as of September 30, 2017. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended September 30, 2018 included no product revenue and approximately $1.1 million of service revenues, largely consisting of subscription revenues, reflecting an increase of approximately $188,000 or 21.1%, compared to the corresponding period in the prior year. Revenues for the six months ended September 30, 2018 included no product revenue and  approximately $2.5 million of service revenues, reflecting an increase of approximately $443,000 or 21.4%, compared to the corresponding period in the prior year. We plan to continue to focus on commercial opportunities in the digital agriculture technology markets by offering APIs, software applications, content, and modeling services to provide analytics and decision support services that leverage our digital weather, soil and agronomic content and applications.

Gross Profit.  The following tables present details of our gross profit for the three and sixth months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product gross profit	$5,510	$5,424	$86	1.6%
Service gross profit	4,151	4,544	(393)	(8.6)%
Total gross profit	$9,661	$9,968	$(307)	(3.1)%

Product gross profit as a % of product revenues	44.4%	46.4%
Service gross profit as a % of service revenues	34.6%	33.5%
Total gross profit as a % of total revenues	39.6%	39.5%

	Six Months Ended
	September 30,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product gross profit	$10,934	$10,484	$450	4.3%
Service gross profit	8,919	9,389	(470)	(5.0)%
Total gross profit	$19,853	$19,873	$(20)	(0.1)%

Product gross profit as a % of product revenues	44.9%	44.4%
Service gross profit as a % of service revenues	34.9%	32.6%
Total gross profit as a % of total revenues	39.8%	37.9%

Our product gross profit as a percentage of product revenues for the three months ended September 30, 2018 decreased approximately 196 basis points, as compared to the corresponding period in the prior year, primarily due to an increase in Transportation Systems third-party product sales for installation under certain construction-type contracts which typically yield lower gross margins than our Roadway Sensors core video detection products. Product gross profit as a percentage of product revenues for the six months ended September 30, 2018 increased approximately 56 basis points, as compared to the corresponding period in the prior year, primarily due to a decrease in unit sales from our distribution of certain OEM products for the traffic intersection market, which generally yields lower gross margins than our core Roadway Sensors products.  Our service gross profit as a percentage of service revenues for the three months and six months ended September 30, 2018 increased 103 and 230 basis points, respectively, as compared to the corresponding periods in the prior year, primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts in the current periods. Sub-consulting content generally results in lower gross margins than our workforce.

Our total gross profit as a percentage of total revenues for the three months ended September 30, 2018 was relatively consistent with the corresponding period in the prior year. Our total gross profit as a percentage of total revenues increased approximately 189 basis points for the six months ended September 30, 2018 as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors core product revenues generally yield higher total gross margins than our other segments. As such, the decrease in our Transportation Systems total revenues from approximately 53.1% of total revenues for the six months ended September 30, 2017 to approximately 51.2% of total revenues for the six months ended September 30, 2018 was a primary contributor to our increase in total gross margin.

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

Selling, General and Administrative Expense

Selling, general and administration expense for the three months ended September 30, 2018 remained relatively consistent at $9.1 million, compared to $9.2 million for the three months ended September 30, 2017.

Selling, general and administration expense for the six months ended September 30, 2018 increased approximately 4.8% to $18.7 million, compared to $17.9 million for the six months ended September 30, 2017. The overall increase was primarily due to planned headcount increases in general and administrative positions, as well as increases in the Transportations Systems and Roadway Sensors salesforce headcount, all of which resulted in higher salary and personnel-related costs.

Research and Development Expense

Research and development expense for the three months ended September 30, 2018  was relatively consistent with the three months ended September 30, 2017, at $1.9 million for both periods.

Research and development expense for the six months ended September 30, 2018 increased approximately 10.9% to $4.0 million, compared to $3.6 million for the six months ended September 30, 2017. The overall increase was primarily due to continued investment in research, discovery, and development largely focused on our software related product offerings.

We plan to continue to invest in the development of our ClearAg and ClearPath Weather solutions, our iPeMS software offering. In addition, we intend to continue to invest in further enhancements and functionality in our Vantage products family.

During Fiscal 2018, we successfully released Iteris SPM, our cloud-based signal performance measures application. In Fiscal 2017, we released our VantageLive! platform as well as a number of generally available advisory applications, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; in both the current and prior year periosds; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs in future periods.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $65,000 and $33,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization of intangible assets was approximately $130,000 and $66,000 for the six months ended September 30, 2018 and 2017, respectively. The increase in amortization in the current periods was primarily due to amortization related to our Oracle ERP system design and development which was placed in service in April 2018.

Interest Income, Net

Net interest income was approximately $41,000 and $3,000 for the three months ended September 30, 2018 and 2017, respectively. Net interest income was approximately $80,000 and $5,000 for the six months ended September 30, 2018 and 2017, respectively. The increase in net interest income in the current periods was primarily due to interest earned on investments purchased and held during the current periods.

Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended September 30, 2018 was approximately $4,000, or negative 0.3 percent of the pre-tax loss as compared with a benefit of approximately $33,000, or 3.0 percent of pre-tax loss for the three months ended September 30, 2017. Income tax expense for the six months ended September 30, 2018 was approximately $45,000, or negative 1.5 percent of the pre-tax loss as compared with a benefit of approximately $34,000, or 2.0 percent of pre-tax loss for the six months ended September 30, 2017.

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue to maintain a valuation allowance against our deferred tax assets.

The Tax Act was enacted on December 22, 2017 and the Company accounted for the effects of the Tax Act in the period of enactment. Also, on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects of the Tax Act represent the Company’s best estimate based on its current interpretation of the enacted legislation. The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this Tax Act, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the Tax Act. In accordance with SAB 118, the income tax effects of the Tax Act discussed above are considered provisional and will be finalized in the current fiscal year.

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

At September 30, 2018, we had $15.8 million in working capital, which included $3.5 million in cash and cash equivalents, as well as $6.4 million in short-term investments. This compares to working capital of $17.4 million at March 31, 2018, which included $10.2 million in cash and cash equivalents as well as $5.3 million in short-term investments.

The following table summarizes our cash flows for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(5,279)	$(2,521)
Investing activities	(1,587)	(1,294)
Financing activities	212	536

Operating Activities.  Cash used in our operations for the six months ended September 30, 2018 was primarily the result of approximately $2.0 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $4.4 million from changes in working capital coupled with our net loss of approximately $2.9 million.

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

Investing Activities.  Net cash used in our investing activities during the six months ended September 30, 2018 was primarily the result of purchases of approximately $4.1 million of short-term investments and approximately $392,000 of property and equipment, as well as approximately $211,000 of capitalized software development, primarily in the Roadway Sensors business segments related to VantageLive! developments. These investments were partially offset by approximately $3.0 million in proceeds from the sale and maturity of short-term investment and approximately $107,000 in proceeds from the last earn-out payment related to the sale of the assets of the Vehicle Sensors segment in 2011.

Net cash used in our investing activities during the three months ended September 30, 2017 was primarily the result of approximately $804,000 for purchases of property and equipment primarily related to leasehold improvement to our corporate headquarters, and approximately $750,000 of capitalized software development in the Agriculture and Weather Analytics and Roadway Sensors business segments related to ClearAg assets and VantageLive! development, which was partially offset by approximately $260,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2018 was the result of approximately $165,000 of cash proceeds from the purchase of ESPP shares and approximately $51,000 of cash proceeds from the exercise of stock options. Net cash provided by financing activities during the six months ended September 30, 2017 was the result of approximately $566,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements

Other than our operating leases, we did not have any other material off balance sheet arrangements at September 30, 2018.

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

•                  other government budgetary constraints, cut-backs, delays or reallocation of government funding, including without limitation, changes in the new administration, repeal of government purchasing programs and the possible repeal of Proposition Six in California;

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

Governmental budgets and plans are subject to change without warning. Certain risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments or agendas, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchasing decisions by governmental entities, and the current constraints on government budgets at the federal, state and local level, and the ongoing uncertainty as to the timing and accessibility to government funding could cause our revenues and income to drop substantially or to fluctuate significantly between fiscal periods.

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

We recently expanded our Agriculture and Weather Analytics capabilities to address a new market segment, the agricultural market, which may not broadly accept our technologies and new products.  The application of digital analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional research and development, and sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that seed and crop protection, integrated food companies, growers or other companies in the agribusiness markets will perceive the value proposition of our Agriculture and Weather Analytics or that our new ClearAg products for this market will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand and appreciate the benefit of our Agriculture and Weather Analytics products or chooses not to adopt our technologies, our business, financial condition and results of operations will be adversely affected.

We may not be able to achieve profitability on a quarterly or annual basis in the future.  For Fiscal 2018 and the first two quarters of Fiscal 2019, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

We recently entered into the software development market and may be subject to additional challenges and additional costs and delays.  We have only been in the business of software development for a few years and have experienced, and may experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development and updates. Despite testing and quality control, we cannot be certain that errors will not be found in our software after its release. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, the software development industry frequently experiences litigation concerning intellectual property disputes, which could be costly and distract our management

If we do not keep pace with rapid technological changes and evolving industry standards, we will not be able to remain competitive, and the demand for our products will likely decline.  Our markets are in general characterized by the following factors:

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

The markets in which our Agriculture and Weather Analytics segment operates vary from public sector customers, who focus on snow and ice management for state and county roadways, to commercial sector customers who employ our environmental content and agronomic models. Our competitors include divisions of large, international weather companies, as well as a variety of small providers in the road weather market. In the commercial agriculture sector, we compete with a variety of public and private entities that currently market software, agronomic analytics and weather forecast capabilities to the agribusiness.

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

Uncertainties in the interpretation and application of the new revenue recognition standard ASC 606 could materially affect our revenue recognition.  We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. As discussed in Note 1 to the Consolidated Financial Statements (Description of Business and Summary of Significant Accounting Policies—Recent Accounting Pronouncements), effective April 1, 2018, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). We believe that ASC 606 and related revenue recognition policies will not result in a material change to our consolidated financial statements, and will not cause any significant changes to the amount and timing of our recognition of future revenue and cost. However, uncertainties in future guidance of the interpretation and application of ASC 606 could materially affect our revenue and cost recognition. We are continuing to evaluate the effect that ASC 606 will have on our financial statements and related disclosures, and preliminary assessments are subject to change.

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

Uncertainties in the interpretation and application of the Tax Act could materially affect our tax obligations and effective tax rate.  The Tax Act was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provision on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, and the accounting treatment is clarified, we plan to perform additional analysis on the application of the law, and may need to refine our estimates in calculating the impact of such further guidance. As such, our final analysis may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Declines in the value of securities held in our investment portfolio can affect us negatively.  As of September 30, 2018, the value of securities available for sale and held to maturity within our investment portfolio was $8.2 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

•                  seasonality due to general winter weather conditions (as well as the adverse impact on revenues in certain regions impacted from time to time by hurricanes and other extreme conditions);

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

Supply shortages or production gaps could materially and adversely impact our sales and financial results.  We have in the past experienced, and may from time to time in the future continue to experience parts shortages or unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. We have historically used and continue to use single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Our Roadway Sensors products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins.

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From September 30, 2015 through September 30, 2018, our common stock has traded at prices as low as $1.89 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

For the three and six months ended September 30, 2018, we did not repurchase any shares. As of September 30, 2018, there was approximately $1.7 million of remaining funds available under the stock repurchase program. From inception of the program in August 2011 through September 30, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2018, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of September 30, 2018, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

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

Dated: November 6, 2018	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)