Form 10-Q
period 2018-12-31
ITERIS, INC.
filed 2019-02-07
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 4, 2019, there were 33,352,741 shares of our common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. CheckPoint™, ClearAg®, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart™, IMFocus™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, PedTrax®, Pegasus™, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), TransitHelper®, UCRLink™, Vantage®, VantageLive!™, VantagePegasus®, VantageRadius™, Vantage Vector®, Velocity®, VersiCam™ and WeatherPlot® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	December 31,	March 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$7,173	$10,152
Short-term investments	3,730	5,319
Trade accounts receivable, net of allowance for doubtful accounts of $451 and $333 at December 31, 2018 and March 31, 2018, respectively	14,305	12,866
Unbilled accounts receivable	5,602	7,473
Inventories	3,823	2,921
Prepaid expenses and other current assets	747	1,165
Total current assets	35,380	39,896
Property and equipment, net	2,283	2,333
Intangible assets, net	3,254	3,751
Goodwill	15,150	15,150
Other assets	1,756	1,756
Total assets	$57,823	$62,886

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,694	$7,838
Accrued payroll and related expenses	6,222	7,398
Accrued liabilities	2,379	2,358
Deferred revenue	3,920	4,900
Total current liabilities	21,215	22,494
Deferred rent	501	638
Deferred income taxes	65	65
Unrecognized tax benefits	148	168
Total liabilities	21,929	23,365
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2018 and March 31, 2018
Issued and outstanding shares - 33,297 at December 31, 2018 and 33,186 at March 31, 2018	3,334	3,318
Additional paid-in capital	141,671	139,722
Accumulated deficit	(109,111)	(103,519)
Total stockholders’ equity	35,894	39,521
Total liabilities and stockholders’ equity	$57,823	$62,886

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Product revenues	$11,088	$11,995	$35,418	$35,620
Service revenues	12,052	14,031	37,614	42,837
Total revenues	$23,140	$26,026	$73,032	$78,457
Cost of product revenues	6,814	7,299	20,210	20,438
Cost of service revenues	7,434	8,784	24,077	28,203
Total cost of revenues	14,248	16,083	44,287	48,641
Gross profit	8,892	9,943	28,745	29,816
Operating expenses:
Selling, general and administrative	9,450	9,098	28,160	26,948
Research and development	1,887	1,946	5,888	5,554
Amortization of intangible assets	61	18	191	84
Total operating expenses	11,398	11,062	34,239	32,586
Operating loss	(2,506)	(1,119)	(5,494)	(2,770)
Non-operating income (expense):
Other income (expense), net	8	(9)	41	(14)
Interest income, net	10	3	90	8
Loss from continuing operations before income taxes	(2,488)	(1,125)	(5,363)	(2,776)
Benefit (provision) for income taxes	24	1,373	(21)	1,407
Income (loss) from continuing operations	(2,464)	248	(5,384)	(1,369)
Gain on sale of discontinued operation, net of tax	—	95	—	258
Net income (loss)	$(2,464)	$343	$(5,384)	$(1,111)

Income (loss) per share from continuing operations - basic and diluted	$(0.07)	$0.01	$(0.16)	$(0.04)
Gain per share from sale of discontinued operation - basic and diluted	$—	$0.00	$—	$0.01
Net income (loss) per share - basic and diluted	$(0.07)	$0.01	$(0.16)	$(0.03)

Shares used in basic per share calculations	33,297	32,877	33,247	32,670
Shares used in diluted per share calculations	33,297	34,258	33,247	32,670

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(5,384)	$(1,111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(20)	(1,381)
Depreciation of property and equipment	661	593
Stock-based compensation	1,555	1,325
Amortization of intangible assets	823	525
Gain on sale of discontinued operation, net of tax	—	(258)
Loss on disposal of equipment	—	15
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(1,439)	654
Unbilled accounts receivable and deferred revenue, net	379	(114)
Inventories	(902)	(722)
Prepaid expenses and other assets	615	491
Accounts payable and accrued expenses	(436)	98
Net cash provided by operating activities	(4,148)	115

Cash flows from investing activities
Purchases of property and equipment	(611)	(988)
Purchases of investments	(4,079)	—
Sales and maturities of investments	5,668	—
Capitalized software development costs	(326)	(1,834)
Net proceeds from sale of discontinued operation	107	402
Net cash provided by investing activities	759	(2,420)

Cash flows from financing activities
Proceeds from stock option exercises	62	986
Proceeds from ESPP purchases	353	—
Tax withholding payments for net share settlements of restricted stock units	(5)	(79)
Net cash provided by financing activities	410	907
Decrease in cash and cash equivalents	(2,979)	(1,398)
Cash and cash equivalents at beginning of period	10,152	18,201
Cash and cash equivalents at end of period	$7,173	$16,803

Supplemental cash flow information:
Cash paid during the period for: Income taxes	$1	$128

Supplemental schedule of non-cash investing and financing activities:
Capitalized software development costs included in accounts payable and accrued expenses	$—	$227

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2018

1.                                    Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as “Iteris,” the “Company,” “we,” “our” and “us”) is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, farmers and agronomists use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. As a pioneer in intelligent transportation systems (“ITS”) technology for more than two decades, our intellectual property, products, software-as-a-service offerings and weather forecasting systems offer a comprehensive range of ITS solutions to customers throughout the U.S. and internationally. In the agribusiness markets, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on the roads we travel and the lands we farm. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the agriculture market with our smart content and digital farming platform. Iteris was incorporated in Delaware in 1987.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2018 (“Fiscal 2018”). All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2019 (“Fiscal 2019”) or any other periods.

The results of continuing operations for all periods presented in the unaudited consolidated financial statements exclude our former Vehicle Sensors segment, which has been classified as a discontinued operation. See Note 3, “Sale of Vehicle Sensors,” for further discussion related to the discontinued operation presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include those related to revenue recognition, the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves and other contingencies, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of inventores, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate the stock-based compensation.

Revenue Recognition

Adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”)

On April 1, 2018, the Company adopted ASU 2014-09, including its subsequent amendments as codified under ASC Topic 606 (“ASC 606”), using the modified retrospective approach to apply ASC 606 to all contracts that were not completed as of the beginning of Fiscal Year 2019. ASC 606 is a comprehensive new revenue recognition principle that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Results for reporting periods beginning after March 31, 2018 are presented under ASC 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result, the Company recognized the cumulative effect of initially applying ASC 606 as an increase to the opening balance of accumulated deficit in the amount of approximately $0.2 million as of April 1, 2018. The impact of the adoption of the new standard is immaterial to the Company’s consolidated balance sheet, statement of operations, and cash flows.

The following table represents the impact of adopting ASC 606 on our opening Consolidated Balance sheet as of April 1, 2018:

	March 31, 2018	Cumulative-Effect	April 1, 2018
	As Reported	Adjustments	As Adjusted
		(In thousands)
Prepaid expenses and other current assets	$1,165	$304	$1,469
Total assets	$62,886	$304	$63,190

Deferred revenue	4,900	512	5,412
Total liabilities	$23,365	$512	$23,877

Accumulated deficit	(103,519)	208	(103,727)
Total liabilities and stockholders’ equity	$62,886	$304	$63,190

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 10 for our revenue by reportable segment.

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

Contract Fulfillment Costs

The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2018, we capitalized approximately $224,000 of contract fulfillment costs which are presented in the accompanying unaudited consolidated balance sheet as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.

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

The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added, and some excise taxes). This employs the practical expedient under ASC 606-10-32-2A. Sales taxes are presented on a net basis (excluded from revenues) in the Company’s unaudited consolidated statements of operations.

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

We have historically had a diverse customer base. For the three and nine months ended December 31, 2018, one individual customer represented approximately 11% and 14%, respectively, of our total revenues and no other individual customer represented greater than 10% of our total revenues. For the three and nine months ended December 31, 2017, one individual customer represented approximately 20% and 22%, respectively, of our total revenues and no other individual customer represented greater than 10% of our total revenues. As of December 31, 2018, no individual customer represented greater than 10% our total accounts receivable. As of March 31, 2018, one customer represented approximately 13% of our total accounts receivable, and no other individual customer represented greater than 10% of our total accounts receivable.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. Our investments are measured at fair value on a recurring basis.

The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in FASB ASC 820, Fair Value Measurements (“ASC 820”). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by ASC 820 contains three levels as follows:

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were approximately $747,000 as of December 31, 2018.  Prepaid expenses and other current assets were $1.2 million as of March 31, 2018 and included approximately $130,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds required us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral was required throughout the delivery of our services and was maintained in the local bank until the contract was closed by the purchasing agency. The requirements on the remaining performance bonds, and the related cash collateral restrictions, were released during the quarter ended June 30, 2018.

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

In Fiscal 2017, we adopted the provisions issued by the FASB that were intended to simplify goodwill impairment testing. This guidance permits us to eliminate the second step of the goodwill impairment test, and eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of December 31, 2018, we determined that no adjustments to the carrying value of goodwill were required.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of December 31, 2018, there was no impairment to our long-lived and intangible assets.

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

Comprehensive Loss

The difference between net loss and comprehensive loss was de minimis for the three and nine months ended December 31, 2018. Comprehensive loss equaled net loss for three and nine months ended December 31, 2017.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The pronouncement requires an entity to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 requires entities to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). In issuing ASU 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Therefore, the Company expects this adoption will result in a material increase in the long-term assets and long-term liabilities on its consolidated balance sheets. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The Company plans to adopt the standard in the first quarter of fiscal year ended March 31, 2020 and is currently continuing its assessment, which may identify other impacts the revised standard will have on the consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), and Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin (“SAB”) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined what it believes are reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of December 31, 2018 and March 31, 2018.

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

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2018	2018
	(In thousands)
Materials and supplies	$1,562	$1,745
Work in process	1,334	232
Finished goods	927	944
	$3,823	$2,921

Property and Equipment, net

The following table presents details of our property and equipment, net:

	December 31	March 31,
	2018	2018
	(In thousands)
Equipment	$6,568	$6,053
Leasehold improvements	2,939	2,880
Accumulated depreciation	(7,224)	(6,600)
	$2,283	$2,333

Depreciation expense was approximately $198,000 and $661,000 for the three and nine months ended December 31, 2018, respectively. Depreciation expense was approximately $205,000 and $593,000 for the three and nine months ended December 31, 2017, respectively.

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	December 31, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$1,856	$(1,856)	$—	$1,856	$(1,856)	$—
Customer contracts / relationships	750	(750)	—	750	(750)	—
Trade names and non-compete agreements	1,110	(1,110)	—	1,110	(1,102)	8
Capitalized software development costs	5,433	(2,179)	3,254	5,108	(1,365)	3,743
Total	$9,149	$(5,895)	$3,254	$8,824	$(5,073)	$3,751

Amortization expense for intangible assets subject to amortization was approximately $273,000 and $823,000 for the three and nine months ended December 31, 2018, respectively. Amortization expense for intangible assets subject to amortization was approximately $202,000 and $525,000 for the three and nine months ended December 31, 2017, respectively. Approximately $212,000 and $632,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $61,000 and $191,000 was recorded to amortization expense for the three and nine months ended December 31, 2018, respectively, in the consolidated statements of operations. Approximately $184,000 and $441,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $18,000 and $84,000 was recorded to amortization expense for the three and nine months ended December 31, 2017, respectively, in the consolidated statements of operations.

As of December 31, 2018, our net capitalized software development costs of approximately $3.3 million is primarily associated with our Oracle Enterprise Resource Planning (“ERP”) system design and implementation of approximately $2.1 million, which has a useful life of 10 years beginning Fiscal 2019.

As of December 31, 2018, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2019	$280
2020	870
2021	521
2022	302
2023	244
Thereafter	1,037
$3,254

Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2018	2017
	(In thousands)
Balance at beginning of fiscal year	$403	$278
Additions charged to cost of sales	509	512
Warranty claims	(361)	(400)
Balance at end of period	$551	$390

Earnings Per Share

The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands, except par values)
Numerator:
Income (loss) from continuing operations	$(2,464)	$248	$(5,384)	$(1,369)
Gain on sale of discontinued operation, net of tax	—	95	—	258
Net income (loss)	$(2,464)	$343	$(5,384)	$(1,111)

Denominator:
Weighted average common shares used in basic computation	33,297	32,877	33,247	32,670
Dilutive stock options	—	1,274	—	—
Dilutive restricted stock units	—	107	—	—
Weighted average common shares used in diluted computation	33,297	34,258	33,247	32,670

Net income (loss) per share:
Basic	$(0.07)	$0.01	$(0.16)	$(0.03)
Diluted	$(0.07)	$0.01	$(0.16)	$(0.03)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Stock options	5,225	3,607	4,515	3,770
Restricted stock units	181	246	155	256

3.                                    Sale of Vehicle Sensors

On July 29, 2011, we completed the sale (the “Asset Sale”) of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC (“Bendix”), a member of Knorr Bremse Group. In connection with the Asset Sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix was obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the Asset Sale, through December 31, 2018, we received approximately $2.7 million in connection with royalty-related earn-outs provisions for a total of $18 million in cash received from the Asset Sale.

In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the nine months ended December 31, 2018 and 2017, we recorded a gain on sale of discontinued operation of approximately $0 and $258,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement for the Asset Sale.

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

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at December 31, 2018 and March 31, 2018. The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$2,008	$—	$—	$2,008
Subtotal	2,008	—	—	2,008

Level 2:
Certificates of deposit	—	—	—	—
Commercial paper	—	—	—	—
Corporate notes and bonds	2,180	(4)	—	2,176
US Treasuries	799	(0)	—	799
US Government agencies	754	—	—	754
Subtotal	3,733	(4)	—	3,729

Total	$5,741	$(4)	$—	$5,737

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$666	$—	$—	$666
Subtotal	666	—	—	666

Level 2:
Certificates of deposit	—	—	—	—
Commercial paper	1,891	—	—	1,891
Corporate notes and bonds	2,008	(2)	—	2,006
US Treasuries	1,500	(1)	—	1,499
US Government agencies	2,950	(1)	—	2,949
Subtotal	8,349	(4)	—	8,345

Total	$9,015	$(4)	$—	$9,011

5.                                      Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax benefit for the three months ended December 31, 2018 was approximately $24,000, or 1.0% of the pre-tax loss as compared with a benefit of approximately $1.4 million, or 122.0% of pre-tax loss for the three months ended December 31, 2017. Income tax expense for the nine months ended December 31, 2018 was approximately $21,000, or (0.4%) of the pre-tax loss as compared with a benefit of approximately $1.4 million, or 50.7% of pre-tax loss for the nine months ended December 31, 2017.

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

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013, August 11, 2016 and on August 11, 2018. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of December 31, 2018, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

7.                                      Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At December 31, 2018, there were approximately 2.5 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.1 million as of December 31, 2018.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2018	4,124	$3.58
Granted	1,038	4.20
Exercised	(25)	2.27
Forfeited	(76)	4.93
Expired	(1)	4.91
Options outstanding at December 31, 2018	5,060	3.69

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2018 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2018	144
Granted	62
Vested	(59)
Forfeited	(24)
RSUs outstanding at December 31, 2018	123

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$35	$16	$104	$47
Selling, general and administrative expense	444	398	1,303	1,167
Research and development expense	51	33	148	111
Total stock-based compensation expense	$530	$447	$1,555	$1,325

At December 31, 2018, there was approximately $5.2 million and $461,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.9 years for stock options and 1.4 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Other Stock-Based Compensation Plans

Beginning January 1, 2018, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. 35,808 shares were purchased related to the first offering period of Fiscal 2019 in June 2018.  52,760 shares were purchased related to the second offering period of Fiscal 2019 in December 2018. There were no share purchases in Fiscal 2018. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

8.                                      Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the nine months ended December 31, 2018 and 2017, we did not repurchase any shares. As of December 31, 2018, approximately $1.7 million remained available for the repurchase of our common stock under our current stock repurchase program. From inception of the program in August 2011 through December 31, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of December 31, 2018, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.

9.                                      Investments

Our investments consisted of the following:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$2,008	$—	$—	$2,008
Short-term investments	3,733	(4)	—	3,729
Long-term investments	—	—	—	—
Total	$5,741	$(4)	$—	$5,737

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$3,692	$—	$—	$3,692
Short-term investments	5,323	(4)	—	5,319
Long-term investments	—	—	—	—
Total	$9,015	$(4)	$—	$9,011

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2018.

10.                               Business Segment Information

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. Our Roadway Sensors segment also includes the sale of original equipment manufacturer (“OEM”) products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

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

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three and nine months ended December 31, 2018 and 2017:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended December 31, 2018
Product revenues	$10,165	$923	$—	$11,088
Service revenues	69	10,410	1,573	12,052
Total revenues	$10,234	$11,333	$1,573	$23,140
Segment income (loss)	1,153	1,147	(1,138)	1,162

Three Months Ended December 31, 2017
Product revenues	$11,008	$987	$—	$11,995
Service revenues	34	12,584	1,413	14,031
Total revenues	$11,042	$13,571	$1,413	$26,026
Segment income (loss)	2,048	2,207	(1,815)	2,440

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Nine Months Ended December 31, 2018
Product revenues	$31,926	$3,492	$—	$35,418
Service revenues	145	33,384	4,085	37,614
Total revenues	$32,071	$36,876	$4,085	$73,032
Segment income (loss)	5,463	4,276	(3,869)	5,870

Nine Months Ended December 31, 2017
Product revenues	$33,438	$2,182	$—	$35,620
Service revenues	145	39,210	3,482	42,837
Total revenues	$33,583	$41,392	$3,482	$78,457
Segment income (loss)	7,384	6,472	(5,882)	7,974

The following table reconciles total segment income (loss) to unaudited consolidated loss from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Segment income (loss):
Total income from reportable segments	$1,162	$2,440	$5,870	$7,974
Unallocated amounts:
Corporate and other expenses	(3,607)	(3,541)	(11,173)	(10,660)
Amortization of intangible assets	(61)	(18)	(191)	(84)
Other expense, net	8	(9)	41	(14)
Interest income, net	10	3	90	8
Loss from continuing operations before income taxes	$(2,488)	$(1,125)	$(5,363)	$(2,776)

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plans,” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development, and the impact of the recent federal government shutdown. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

Overview

We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. Our Roadway Sensors segment also includes the sale of original equipment manufacturer (“OEM”) products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets. A substantial portion of our OEM sales are generated in Texas.

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, provide commercial vehicle safety solutions, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes Iteris SPM and iPeMS, our performance measurement and information management solutions, as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink, and inspect.

We recently launched our intersection-as-a-service comprehensive signal performance measures solution offering, which provides Iteris SPM, a cloud-based application that provides proactive operations and signal maintenance with business process outsourcing and managed services.  This offering is expected to be priced on a per intersection per month basis.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, include those related to revenue recognition, the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves and other contingencies, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of inventores, the valuation of purchased intangible assets and goodwill, the valuation of equity instruments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate the stock-based compensation. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

See Note 1 for a discussion of changes to our accounting policies as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) during the quarter ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Results of Operations

The following table sets forth unaudited statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Product revenues	47.9%	46.1%	48.5%	45.4%
Service revenues	52.1	53.9	51.5	54.6
Total revenues	100.0	100.0	100.0	100.0
Cost of product revenues	29.4	28.0	27.7	26.1
Cost of service revenues	32.2	33.8	33.0	35.9
Total cost of revenues	61.6	61.8	60.7	62.0
Gross profit	38.4%	38.2%	39.3%	38.0%
Operating expenses:
Selling, general and administrative	40.8	35.0	38.6	34.3
Research and development	8.2	7.5	8.1	7.1
Amortization of intangible assets	0.3	0.1	0.3	0.1
Total operating expenses	49.3	42.6	47.0	41.5
Operating loss	(10.9)	(4.4)	(7.7)	(3.5)
Non-operating income (expense):
Other income (expense), net	0.0	(0.0)	0.1	(0.0)
Interest income, net	0.0	0.0	0.1	0.0
Loss from continuing operations before income taxes	(10.9)	(4.4)	(7.5)	(3.5)
Benefit (provision) for income taxes	0.1	5.3	(0.0)	1.9
Income (loss) from continuing operations	(10.8)	0.9	(7.5)	(1.6)
Gain on sale of discontinued operation, net of tax	—	0.3	—	0.3
Net income (loss)	(10.8)%	1.2%	(7.5)%	(1.3)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product revenues	$11,088	$11,995	$(907)	-7.6%
Service revenues	12,052	14,031	(1,979)	-14.1%
Total revenues	$23,140	$26,026	$(2,886)	-11.1%

	Nine Months Ended
	December 31,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product revenues	$35,418	$35,620	$(202)	-0.6%
Service revenues	37,614	42,837	(5,223)	-12.2%
Total revenues	$73,032	$78,457	$(5,425)	-6.9%

Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended December 31, 2018 decreased 7.6% to $11.1 million, as compared to $12.0 million in the corresponding period in the prior year, primarily due to a decrease in unit sales from our distribution of certain OEM products for the traffic intersection market, largely in our Texas markets, as a result of the delayed finalization of certain statewide purchase programs.

Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment, and our Agriculture and Weather Analytics segment. Service revenues for the three months ended December 31, 2018 decreased 14.1% to $12.1 million, compared to $14.0 million in the corresponding period in the prior year, primarily due to lower Transportation Systems traffic engineering service revenues. The decline in Transportation Systems revenues was largely the result of the transition from being the prime contractor on certain large contracts during Fiscal 2018, to the sub-contracting party with a reduced scope, and to a lesser extent, due to reduced billable hours by our engineers in the current year period primarily due to increased bid/proposal activities in the current period. Total revenues for the three months ended December 31, 2018 decreased 11.1% to $23.1 million, compared to $26.0 million in the corresponding period in the prior year. The decrease in total revenues was primarily due to an approximate 16.5% decrease in Transportation Systems revenues, an approximate 7.3% decrease in Roadway Sensors revenues, which were offset in part by an approximate 11.3% increase in Agriculture and Weather Analytics revenues.

Product revenues for the nine months ended December 31, 2018 decreased 0.6% to $35.4 million, compared to $35.6 million in the corresponding period in the prior year, primarily due to a decrease in both our sales of our core Roadway Sensors video detection products, as well as unit sales from our distribution of certain OEM products for the traffic intersection market, both of which largely reflect continued underperformance in our Texas markets. This decrease in product revenues was offset in part by an increase in Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.

Service revenues for the nine months ended December 31, 2018 decreased 12.2% to $37.6 million, compared to $42.8 million in the corresponding period in the prior year, primarily due to lower Transportation Systems traffic engineering service revenues as a result of the transition from being the prime contractor on certain large contracts awarded in the fiscal year ended March 31, 2016 (“Fiscal 2016”), to the sub-contracting party. Total revenues for the nine months ended December 31, 2018 decreased 6.9% to $73.0 million, compared to $78.5 million in the corresponding period in the prior year. The decrease in total revenues was primarily due to an approximate 10.9% decrease in Transportation Systems revenues, an approximate 4.5% decrease in Roadway Sensors revenues, offset in part by an approximate 17.3% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended December 31, 2018 included approximately $10.2 million in product revenues and approximately $69,000 of service revenues, reflecting a decrease in total revenues of approximately $808,000 or 7.3%, compared to the corresponding prior year period. Roadway Sensors revenues for the nine months ended December 31, 2018 included approximately $31.9 million in product revenues and $145,000 of service revenues, reflecting a decrease in total revenues of approximately $1.5 million or 4.5%, compared to the corresponding prior year period. The decrease in Roadway Sensors revenues during the three months ended December 31, 2018 was primarily due to lower unit sales from our distribution of certain OEM products for the traffic intersection market, which declined approximately $724,000 or 43.8% to approximately $928,000 in the current period, primarily resulting from the aforementioned delayed finalization of certain statewide purchase programs. The decrease in Roadway Sensors revenues during the nine months ended December 31, 2018 was also impacted by lower unit sales from our distribution of certain OEM products for the traffic intersection market, which declined approximately $1.1 million or 31.3% to approximately $2.4 million in the current period, as well as a decrease of approximately $409,000 or 1.4% in our core Roadway Sensors video detection products.  Both decreases were primarily due to the aforementioned delayed finalization of certain statewide purchase programs. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers.  Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended December 31, 2018 included approximately $10.4 million of service revenues, and approximately $923,000 of sales of third-party products purchased for installation under certain construction-type contracts, reflecting a decrease in total revenues of approximately $2.2 million or 16.5%, compared to the corresponding prior year period. Revenues for the nine months ended December 31, 2018 included approximately $33.4 million of service revenues, and approximately $3.5 million of third-party product sales and revenues derived under certain construction-type contracts that we classify as product revenues, reflecting a decrease in total revenues of approximately $4.5 million or 10.9%, compared to the corresponding prior year period. The decreases during the three and nine month periods ended December 31, 2018 was primarily due to the transition from being the prime contractor to a sub-contractor on certain large contracts awarded in Fiscal 2016, and the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $8.2 million of new backlog during the third quarter of Fiscal 2019. Transportation Systems backlog decreased to approximately $45.3 million as of December 31, 2018, compared to approximately $46.0 million as of December 31, 2017. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended December 31, 2018 included no product revenue and approximately $1.6 million of service revenues, largely consisting of subscription revenues, reflecting an increase of approximately $160,000 or 11.3%, compared to the corresponding period in the prior year. Revenues for the nine months ended December 31, 2018 included no product revenue and  approximately $4.1 million of service revenues, reflecting an increase of approximately $603,000 or 17.3%, compared to the corresponding period in the prior year. We plan to continue to focus on commercial opportunities in the digital agriculture technology markets by offering APIs, software applications, content, and modeling services to provide analytics and decision support services that leverage our digital weather, soil and agronomic content and applications

Gross Profit.  The following tables present details of our gross profit for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product gross margin	$4,274	$4,696	$(422)	-9.0%
Service gross margin	4,618	5,247	(629)	(12.0)%
Total gross margin	$8,892	$9,943	$(1,051)	-10.6%

Product gross profit as a % of product revenues	38.5%	39.1%
Service gross profit as a % of service revenues	38.3%	37.4%
Total gross margin as a % of total revenues	38.4%	38.2%

	Nine Months Ended
	December 31,		$	%
	2018	2017	Increase	Change
	(In thousands, except percentages)
Product gross margin	$15,208	$15,182	$26	0.2%
Service gross margin	13,537	14,634	(1,097)	(7.5)%
Total gross margin	$28,745	$29,816	$(1,071)	-3.6%

Product gross profit as a % of product revenues	42.9%	42.6%
Service gross profit as a % of service revenues	36.0%	34.2%
Total gross margin as a % of total revenues	39.4%	38.0%

Our product gross profit as a percentage of product revenues for the three months ended December 31, 2018 decreased 60 basis points, as compared to the corresponding period in the prior year, primarily due to one time inventory charges that were experienced in the current period. Product gross profit as a percentage of product revenues for the nine months ended December 31, 2018 was relatively consistent with the corresponding prior period in the prior year. Our service gross profit as a percentage of service revenues for the three months and nine months ended December 31, 2018 increased 92 and 183 basis points, respectively, as compared to the corresponding periods in the prior year, primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts in the current periods. Sub-consulting content generally results in lower gross margins than our workforce.

Our total gross profit as a percentage of total revenues for the three months ended December 31, 2018 was relatively consistent with the corresponding period in the prior year. Our total gross profit as a percentage of total revenues increased approximately 136 basis points for the nine months ended December 31, 2018 as compared to the corresponding period in the prior year, primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts in the current periods .

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

Selling, General and Administrative Expense

Selling, general and administration expense for the three months ended December 31, 2018 increased approximately 3.9% to $9.5 million, compared to $9.1 million for the three months ended December 31, 2017. The overall increase was primarily due to increased bid/proposal activities in Transportations Systems in the current period.

Selling, general and administration expense for the nine months ended December 31, 2018 increased approximately 4.5% to $28.2 million, compared to $26.9 million for the nine months ended December 31, 2017. The overall increase was primarily due to planned headcount increases in general and administrative positions, as well as increases in the Transportations Systems and Roadway Sensors salesforce headcount, all of which resulted in higher salary and personnel-related costs.

Research and Development Expense

Research and development expense for the three months ended December 31, 2018 was relatively consistent with the three months ended December 31, 2017, at $1.9 million for both periods.

Research and development expense for the nine months ended December 31, 2018 increased approximately 6.0% to $5.9 million, compared to $5.6 million for the nine months ended December 31, 2017. The overall increase was primarily due to continued investment in research, discovery and development activities largely focused on our software related product offerings.

We plan to continue to invest in the development of our ClearAg and ClearPath Weather solutions, our iPeMS software offering. In addition, we intend to continue to invest in further enhancements and functionality in our Vantage products family.

During Fiscal 2018, we successfully released Iteris SPM, our cloud-based signal performance measures application. In Fiscal 2017, we released our VantageLive! platform as well as a number of generally available advisory applications, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; in both the current and prior year periods; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $61,000 and $18,000 for the three months ended December 31, 2018 and 2017, respectively. Amortization of intangible assets was approximately $191,000 and $84,000 for the nine months ended December 31, 2018 and 2017, respectively. The increase in amortization in the current periods was primarily due to amortization related to our Oracle ERP system design and development, which was placed in service in April 2018.

Interest Income, Net

Net interest income was approximately $10,000 and $3,000 for the three months ended December 31, 2018 and 2017, respectively. Net interest income was approximately $90,000 and $8,000 for the nine months ended December 31, 2018 and 2017, respectively. The increase in net interest income in the current periods was primarily due to interest earned on investments purchased and held during the current periods.

Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax benefit for the three months ended December 31, 2018 was approximately $24,000, or 1.0% percent of the pre-tax loss as compared with a benefit of approximately $1.4 million, or 122.0% of pre-tax loss for the three months ended December 31, 2017. Income tax expense for the nine months ended December 31, 2018 was approximately $21,000, or (0.4%) of the pre-tax loss as compared with a benefit of approximately $1.4 million, or 50.7% of pre-tax loss for the nine months ended December 31, 2017.

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

At December 31, 2018, we had $14.2 million in working capital, which included $7.2 million in cash and cash equivalents, as well as $3.7 million in short-term investments. This compares to working capital of $17.4 million at March 31, 2018, which included $10.2 million in cash and cash equivalents as well as $5.3 million in short-term investments.

The following table summarizes our cash flows for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(4,148)	$115
Investing activities	759	(2,420)
Financing activities	410	907

Operating Activities.  Cash used in our operations for the nine months ended December 31, 2018 was primarily the result of approximately $3.0 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $1.8 million from changes in working capital coupled with our net loss of approximately $5.4 million.

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

Investing Activities.  Net cash provided by our investing activities during the nine months ended December 31, 2018 was primarily the result of approximately $5.7 million in proceeds from the sale and maturity of short-term investment and approximately $107,000 in proceeds from the last earn-out payment related to the sale of the assets of the Vehicle Sensors segment in 2011.  These investments were partially offset by purchases of approximately $4.1 million of short-term investments and approximately $611,000 of property and equipment, as well as approximately $326,000 of capitalized software development, primarily in the Roadway Sensors business segments related to VantageLive! developments.

Net cash used in our investing activities during the nine months ended December 31, 2017 was primarily the result of approximately $988,000 for purchases of property and equipment primarily related to leasehold improvement to our corporate headquarters, and approximately $1.8 million of capitalized software development, primarily related to the development of our new Oracle ERP system, and to a lesser extent, in the Agriculture and Weather Analytics and Roadway Sensors business segments related to ClearAg assets and VantageLive! developments. These investments were partially offset by approximately $402,000 in proceeds from the earn-out provision included in the sale of the Vehicle Sensors segment.

Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2018 was the result of approximately $353,000 of cash proceeds from the purchase of ESPP shares and approximately $62,000 of cash proceeds from the exercise of stock options. Net cash provided by financing activities during the nine months ended December 31, 2017 was the result of approximately $986,000 of cash proceeds from the exercises of stock options, partially offset by approximately $79,000 of tax withholding payments for net share settlements of RSUs.

Off Balance Sheet Arrangements

Other than our operating leases, we did not have any other material off balance sheet arrangements at December 31, 2018.

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

•                  delays related to possible and actual shutdown of the federal government for any reason, such as due to lack of funding;

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

We may not be able to achieve profitability on a quarterly or annual basis in the future.  For Fiscal 2018 and the first three quarters of Fiscal 2019, we had a net loss, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

•                  availability of funding, shutdowns of the federal government or any other budgetary issues;

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

Our failure to successfully secure new contracts and renew existing contracts could reduce our revenues and profitability.  Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions continue, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue particular projects, which could reduce or eliminate our profitability

Declines in the value of securities held in our investment portfolio can affect us negatively.  As of December 31, 2018, the value of securities available for sale and held to maturity within our investment portfolio was $5.7 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.  Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team and our ability to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, or at acceptable wages, which may adversely affect our growth in the current fiscal year and in future years. The fixed cost nature of many of our Transportation Systems contracts may limit our ability to recover any increases in wages. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain these employees and therefore could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. The future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our Agriculture and Weather Analytics segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses and/or harm our reputation.  Internal users and computer programmers may be able to penetrate, aka “hack”, our network security and create system disruptions, cause shutdowns and/or misappropriate our confidential information or that of our employees and third parties. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. We operate our Enterprise Resource Planning system on a software-as-a-service platform, and we use this system for reporting, planning, sales, audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provide of this service, for a number of aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

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

Uncertainties in the interpretation and application of the new revenue recognition standard ASC 606 could materially affect our revenue recognition.  We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. As discussed in Note 1 to the Consolidated Financial Statements (Description of Business and Summary of Significant Accounting Policies—Recent Accounting Pronouncements), effective April 1, 2018, FASB issued ASU 2014-09, Revenue from Contracts with Customers. We believe that ASC 606 and related revenue recognition policies will not result in a material change to our consolidated financial statements, and will not cause any significant changes to the amount and timing of our recognition of future revenue and cost. However, uncertainties in future guidance of the interpretation and application of ASC 606 could materially affect our revenue and cost recognition. We are continuing to evaluate the effect that ASC 606 will have on our financial statements and related disclosures, and preliminary assessments are subject to change.

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

Our quarterly operating results fluctuate as a result of many factors. Therefore, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.  Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues include, among others, the following:

•                  delays in government contracts and funding from time to time, federal government shutdowns, and budgetary constraints at the federal, state and local levels;

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

Supply shortages or production gaps could materially and adversely impact our sales and financial results.  We have in the past experienced, and may from time to time in the future continue to experience parts shortages or unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. We have historically used and continue to use single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Our Roadway Sensors products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins. Further, the federal government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countres where we source components for our Roadway Sensors products.  Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect the financial performance of our Roadway Sensors business.

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

Our international business operations may be threatened by many factors that are outside of our control.  While we historically have had limited international sales, revenues and operational experience, we have been expanding our distribution capabilities for our Roadway Sensors segment internationally, particularly in Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

•                  required compliance with existing and new foreign regulatory requirements and laws, more restrictive labor laws and obligations, including but not limited to, the U.S. Foreign Corrupt Practices Act;

•                  difficulties in managing and staffing international operations;

•                  potentially adverse tax, duty and tariff consequences; and

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

The trading price of our common stock is highly volatile.  The trading price of our common stock has been subject to wide fluctuations in the past. From December 31, 2015 through December 31, 2018, our common stock has traded at prices as low as $1.89 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Certain provisions of our charter documents may hinder stockholders’ ability to influence our company or discourage a third party from acquiring us and may adversely affect the price of our common stock.  Certain provisions of our certificate of incorporation could make it difficult for a third party to influence or acquire us, even though that might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. For example, under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In addition, our bylaws contain provisions governing the ability of stockholders to submit proposals or make nominations for directors, and we recently eliminated cumulative voting for directors and implemented majority voting directors of the company.

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

For the three and nine months ended December 31, 2018, we did not repurchase any shares. As of December 31, 2018, there was approximately $1.7 million of remaining funds available under the stock repurchase program. From inception of the program in August 2011 through December 31, 2018, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of December 31, 2018, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of December 31, 2018, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

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

Dated: February 7, 2019	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)