Form 10-K
period 2019-03-31
ITERIS, INC.
filed 2019-06-06
CIK 350868

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-08762

ITERIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2588496 (I.R.S. Employer Identification No.)
1700 Carnegie Ave., Santa Ana, California (Address of Principal Executive Offices)	92705 (Zip Code)

Registrant's Telephone Number, Including Area Code: (949) 270-9400

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	ITI	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2018 was approximately $132,700,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2019, there were 33,388,696 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2019

        Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. CheckPoint™, ClearAg®, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart™, IMFocus™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, PedTrax®, Pegasus™, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), TransitHelper®, UCRLink™, Vantage®, VantageLive!™, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity®, and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

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

PART I

ITEM 1.    BUSINESS

Overview

        Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, agriculture service providers and other agribusinesses use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive.

        As a pioneer in intelligent transportation systems ("ITS") technology for more than two decades, our intellectual property, products, software-as-a-service ("SaaS") offerings and weather forecasting systems offer a comprehensive range of ITS solutions to our customers throughout the U.S. and internationally.

        In the digital agriculture market, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.

        We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on the roads we travel and the lands we farm.

        We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the agriculture market with our smart content and digital agriculture platform, and always exploring strategic alternatives intended to optimize the value of all of our businesses.

        Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004. Our principal executive offices are located at 1700 Carnegie Avenue, Santa Ana, California 92705, and our telephone number at that location is (949) 270-9400. Our website address is www.iteris.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the "Investor Relations" section of our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").

Recent Developments

ClearAg, Inc.

        In April 2017, Iteris, Inc. formed a wholly-owned subsidiary, ClearAg, Inc., a Delaware corporation, to provide ClearAg solutions to the agriculture markets.

Products and Services

        We currently operate in three reporting segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Transportation Systems segment provides traffic engineering and consulting services, as well as performance measurement, traffic analytics, traveler information and commercial vehicle operating software solutions. The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform.

        See Note 11 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on our reporting segments.

  Roadway Sensors

        Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next®, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products.

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

        In select territories, we also sell certain complementary original equipment manufacturer ("OEM") products for the traffic intersection market, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

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

        The Transportations Systems segment also includes our performance measurement and management solutions, Iteris Signal Performance Measures (SPM) and iPeMS—a state-of-the-art information management software suite that provides prescriptive data insights to help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. iPeMS utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. iPeMS is also capable of providing users with predictive traffic analytics, and easy-to-use visualization and animation features based on historical traffic conditions.

        We recently launched our comprehensive signal performance measures solution offering, Iteris SPM, a cloud-based application that provides proactive operations and signal maintenance with business process outsourcing and managed services. This offering is expected to be priced on a per intersection per month basis.

        This segment also includes our advanced traveler information system solutions, as well as our commercial vehicle operations and vehicle safety compliance platforms, known as "CVIEW-Plus," "CheckPoint," "UCRLink" and "inspect." These platforms support state-based commercial vehicle operations by storing and distributing intrastate and interstate commercial vehicle information for local, state and federal agencies' roadside and enforcement operations.

        Our Transportation Systems segment is largely dependent upon state and local governmental funding, and to a lesser extent federal governmental funding. In addition, various other funding mechanisms exist to support transportation infrastructure and related projects, including, but not limited to, bonds, dedicated sales and gas tax measures, and other alternative funding sources. We believe the overall expansion of our Transportation Systems segment in the future will continue to be dependent at least in part on the federal and local government's use of funds, and as in the past, our Transportation Systems business has been, at times, adversely affected by governmental budgetary issues. Delays in the allocation of funds may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets.

  Agriculture and Weather Analytics

        Our Agriculture and Weather Analytics segment, which we formed during the first quarter of our fiscal year ended March 31, 2013, consists of our ClearPath Weather and ClearAg solutions.

        Our ClearPath Weather is a web-based solution, which includes a suite of tools that apply data assimilation and modeling technologies to assess weather conditions for customizable route/site weather and pavement forecasting, and render winter road maintenance recommendations for state agencies, municipalities and commercial companies to improve roadway maintenance decisions.

        Our ClearPath Weather business is a market leader in performance management solutions for state organizations. We intend to use our strong brand and deep experience in the traffic management market, as well as our market-specific intellectual property, to expand our leadership in data aggregation and analytics in this market.

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

        Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. The ClearAg Platform delivers validation tools for ag inputs, irrigation, field readiness, and harvest solutions giving growers, researchers and other agribusinesses access to a comprehensive database of historical, real-time and forecasted weather, soil and plant health information, as well as other information on crop growth. Companies use the ClearAg Platform to simulate field conditions and determine how new products may perform on a crop given certain weather and soil conditions. Growers and agribusinesses leverage the ClearAg Platform to determine the best times to plant, spray, fertilize, irrigate, and harvest crops.

        Currently, we offer our ClearAg solutions on a subscription basis, with customers consuming ClearAg through our visualization component application programming interfaces ("APIs"). These APIs facilitate the integration of ClearAg's analytics and insights with the offerings of large enterprise customers in the agriculture market. We commenced commercial sales of the ClearAg solutions and related APIs in the first quarter of our fiscal year ended March 31, 2015 ("Fiscal 2015").

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

Sales and Marketing

        We currently sell our Roadway Sensors products through both direct and indirect sales channels. In the territories we sell through direct channels, we use a combination of our own sales personnel and outside sales organizations to sell, oversee installations, and support our products. Our indirect sales channel is comprised of a network of independent distributors in the U.S. and select international locations, which sell integrated systems and related products to the traffic management market. In the fourth quarter of our fiscal year ended March 31, 2018 ("Fiscal 2018"), we entered into a distribution agreement to expand our northern European sales coverage in the U.K. and Ireland. Our independent distributors are trained in, and primarily responsible for, sales, installation, set-up and support of our products, maintain an inventory of demonstration traffic products from various manufacturers, and sell directly to government agencies and installation contractors. These distributors often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of various high-quality ITS products to the traffic management market. We periodically hold technical training classes for our distributors and end users, and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our distributor network to accommodate the needs of the market and our customer base.

        We market and sell our Transportation Systems services and solutions and our ClearPath Weather services primarily to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and local municipal customers, and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

        Currently, we market and sell our ClearAg solutions on a subscription basis, under a SaaS license, to seed and crop protection companies, agriculture equipment manufacturers, irrigation solution providers, allied providers and other agriculture service providers. Due to the recent consolidation of certain large companies in the agriculture market, sales to such companies typically involve long lead times. Although we sell directly to all of our customers, some of these customers include ClearAg into their solutions which are ultimately used by growers.

        We have a small dedicated software solutions sales team that serves as an overlay to our regionally aligned customer management team.

        We have historically had a diverse customer base. For the fiscal year ended March 31, 2019 ("Fiscal 2019") and Fiscal 2018, one individual customer represented greater than 10% of our total revenues.

Manufacturing and Materials

        We use contract manufacturers to build subassemblies that are used in our Roadway Sensors products. Additionally, we procure certain components for our Roadway Sensors products from qualified suppliers, both in the U.S. and internationally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing, MoboTrex, Inc. and Sony Electronics, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. Typically, we do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility is currently ISO 9001 certified.

Customer Support and Services

        We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for Fiscal 2019, Fiscal 2018 and the fiscal year ended March 31, 2017 ("Fiscal 2017"). We believe customer support is a key competitive factor for our company.

        Our ClearAg solutions are primarily sold as annual subscription services with recurring monthly revenue. As an element of these services, we provide full-time support and customer service for such ClearAg solutions.

Backlog

        Our total backlog of unfulfilled firm orders was approximately $55.4 million as of March 31, 2019, which included $44.5 million related to Transportation Systems, $6.2 million related to Roadway Sensors, and $4.7 million related to Agriculture and Weather Analytics. Typically, we recognize approximately 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future. Substantially the entire backlog for Roadway Sensors and Agriculture and Weather Analytics as of March 31, 2019 is expected to be recognized as revenue in the fiscal year ending March 31, 2020 ("Fiscal 2020"). At March 31, 2018, we had backlog of approximately $47.5 million, which included $37.7 million related to Transportation Systems, $5.6 million related to Roadway Sensors and $4.2 million related to Agriculture and Weather Analytics. The increase in backlog in the current fiscal year was largely due to increased sales and marketing efforts in our Transportation Systems segment during the current fiscal year.

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

Product Development

        Our product development activities are mostly conducted at our principal facility in Santa Ana, California, as well as our facilities in Grand Forks, North Dakota and Oakland, California. Our research and development costs and expenses were approximately $7.8 million for Fiscal 2019, $7.9 million for Fiscal 2018, and $6.9 million for Fiscal 2017. We expect to continue to pursue various product development programs and incur research and development expenditures, primarily in our Agriculture and Weather Analytics and Roadway Sensors segments, in future periods.

        We believe our engineering and product development capabilities are a competitive strength. We strive to continuously develop new products, technologies, features and functionalities to meet the needs of our ever-changing markets, as well as to enhance, improve upon, and refine our existing product lines. We plan to continue to invest in the development of our ClearAg and ClearPath Weather solutions, and our Iteris SPM, iPeMS, and commercial vehicle operations software offerings. In addition, we intend to continue to invest in further enhancements and functionality in our Vantage products family. We believe that developing new and enhanced product offerings across our segments and enhancing, refining and marketing our existing products are key components for strong organic growth and profitability.

Competition

        Generally, we face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        The markets in which our Agriculture and Weather Analytics segment operates vary from the commercial sector customers for ClearAg solutions to public sector customers for ClearPath Weather solutions. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we compete with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment. In the commercial sector, we compete with a variety of entities that currently provide weather-related data to that market, such as IBM/The Weather Company and DTN.

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

        The markets in which our Transportation Systems segment operates is highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in the managed services and consulting business lines include a mix of local, regional and international engineering services firms. Our competitors in the software business line, which includes performance measurement and management, advance traveler information systems, and our commercial vehicle operations and vehicle safety compliance platforms include university affiliated software organizations, venture backed software companies, as well as other multi-disciplinary hardware and software corporations.

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

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently have a total of 53 issued U.S. patents, including: (i) 10 relating to our Roadway Sensors technologies, two of which was issued in Fiscal 2019, (ii) 36 relating to our Agriculture and Weather Analytics technologies, ten of which were issued in Fiscal 2019, and (iii) 7 relating to our Transportation Systems technologies, one of which was issued in Fiscal 2019. We have a total of 14 pending patent applications in the U.S. and 15 pending foreign patent applications. The expiration dates of our patents range from 2026 to 2038. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Employees

        As of March 31, 2019, we employed 362 full-time employees and 31 part-time employees, for a total of 393 employees. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

        A significant portion of our revenues is derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:

  •
  delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government, delays in the expenditures from the federal highway bill and delays or reductions in other state and local funding dedicated for transportation and ITS projects;

  •
  other government budgetary constraints, cut-backs, delays or reallocation of government funding, including without limitation, changes in the new administration and repeal of government purchasing programs;

  •
  long purchase cycles or approval processes;

  •
  competitive bidding and qualification requirements, as well as our ability to replace large contracts once they have been completed;

  •
  changes in government policies and political agendas;

  •
  maintenance of relationships with key government entities from whom a substantial portion of our revenue is derived;

  •
  milestone deliverable requirements and liquidated damage and/or contract termination provisions for failure to meet contract milestone requirements;

  •
  performance bond requirements;

  •
  adverse weather conditions may cause delays, such as, evacuations and flooding due to hurricanes can result in our inability to perform work in affected areas; and

  •
  international relations and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

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

        In addition, a number of our government contracts are fixed price contracts. As a result, we may not be able to recover any cost overruns we may incur. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs on these projects exceed the fixed contractual amount, we will be required to bear the excess costs. Such additional costs could adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our revenues in any given period. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.

         We recently expanded our Agriculture and Weather Analytics capabilities to address a new market segment, the digital agricultural market, which might not broadly accept our technologies and new products.

        The application of data analytics to the agricultural market is a relatively new development that has required us to invest, and is expected to continue to require us to invest, in additional research and development, and sales and marketing without any guarantee of a commensurate increase in revenues. The introduction of any new Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that growers or other agribusinesses in this market will appreciate the value proposition of our offering or that our new ClearAg products for this market will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand and appreciate the benefit of our offering or chooses not to adopt our technologies, the financial results of our Agriculture and Weather Analytics segment will be adversely affected.

         We may not be able to achieve profitability on a quarterly or annual basis in the future.

        For Fiscal 2019, Fiscal 2018, and Fiscal 2017, we had net losses of approximately $7.8 million, $3.5 million and $4.8 million, respectively, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

        An inability to properly and fully utilize our Transportation Systems workforce would reduce our profitability and could have an adverse effect on our results of operations.

         We may engage in acquisitions of companies or technologies that may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.

        We may acquire additional complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

        We have historically experienced volatility in our earnings and cash flows from operations from year to year. We have filed a registration statement on a Form S-3, utilizing a "shelf" registration process, and may consider a new equity financing in the future. Should the credit markets further tighten or our business declines, we may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

        Our capital requirements will depend on many factors, including, but not limited to:

  •
  market acceptance of our products and product enhancements, and the overall level of sales of our products;

  •
  our ability to control costs and achieve profitability;

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

  •
  any acquisitions of businesses, technologies, product lines, or possible strategic transactions or dispositions;

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

         We participate in the software development market which may be subject to various technical and commercial challenges.

        We have only been in the business of software development for a few years and have in the past and may in the future experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development activities. Despite testing and quality control, we cannot be certain that errors will not be found in our software after its release. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, software companies are subject to litigation concerning intellectual property disputes, which could be costly and distract our management.

         If we do not keep pace with rapid technological changes and evolving industry standards, we will not be able to remain competitive, and the demand for our products will likely decline.

        Our markets are in general characterized by the following factors:

  •
  rapid technological advances;

  •
  downward price pressures in our target markets as technologies mature;

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

         If we are unable to develop and introduce new products and product enhancements in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results would be adversely affected.

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

         If our security measures are breached and unauthorized access is obtained to our customer's personal and/or proprietary data in connection with our web-based and mobile application services, we may suffer various negative impacts, including a loss of customer and market confidence, loss of customer loyalty, and significant liability to our customers and to individuals or businesses whose information was being stored.

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

         The markets in which we operate are highly competitive with many companies more established than Iteris.

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

        The Transportation Systems market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in size, number, scope and breadth of the products and services they offer, and include large multi-national engineering firms and smaller local or regional firms.

        The markets in which our Agriculture and Weather Analytics segment operates vary from public sector customers who focus on snow and ice management for state and county roadways, to commercial sector customers who employ our environmental content and agronomic models. Our competitors include divisions of large, international weather companies, as well as a variety of small providers in the road weather market. In the commercial agriculture sector, we compete with a variety of public and private entities that currently market software, agronomic analytics and weather forecast capabilities to agribusinesses.

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

        If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately in the U.S. or internationally.

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

        Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a customer may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions materialize, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue particular projects, which could reduce or eliminate our profitability

         We may continue to be subject to traffic related litigation.

        The traffic industry in general is subject to frequent litigation claims due to the nature of personal injuries that can result from traffic accidents. As a provider of traffic engineering services, products and solutions, we are, and could from time to time in the future continue to be, subject to litigation for traffic related accidents, even if our products or services did not cause the particular accident. While we generally carry insurance against these types of claims, some claims may not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits. In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could materially harm our business, financial condition or cash flows. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management's attention.

         We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.

        Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may adversely affect our growth in the current fiscal year and in future years. This situation is exacerbated by pressure from agency customers to contain our costs, while salaries for highly skilled employees are on the rise. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain such employees, that could impair our ability to perform our contractual obligations, meet our customers' needs, win new business, and adversely affect our future results. Likewise, the future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our Agriculture and Weather Analytics segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

         Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning ("ERP") system. These disruptions could negatively impact our sales, increase our expenses and/or significantly harm our reputation.

        Internal users and computer programmers may be able to penetrate, aka "hack", our network security and create system disruptions, cause shutdowns and/or misappropriate our confidential information or that of our employees and third parties. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. We operate our Enterprise Resource Planning system on a SaaS platform, and we use this system for reporting, planning, sales, audit, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provider of this service, for a number of aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

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

         Our use of estimates in conjunction with the input method of measuring progress to completion of performance obligations for our Transportation Systems revenues could result in a reduction or reversal of previously recorded revenues and profits.

        A portion of Transportation Systems revenues are measured and recognized over time using the input method of measuring progress to completion. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

         Declines in the value of securities held in our investment portfolio can affect us negatively.

        As of March 31, 2019, the value of securities available for sale within our investment portfolio was $1.9 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

  •
  seasonality due to winter weather conditions (as well as the adverse impact on revenues in certain regions impacted from time to time by hurricanes and other extreme conditions);

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

        We have in the past experienced, and may from time to time in the future continue to experience parts shortages or unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. We have historically used and continue to use single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Our Roadway Sensors products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins. Further, the federal government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source components for our Roadway Sensors products. Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect the financial performance of our Roadway Sensors business. Similarly, these actions could result in cost increases or supply chain delays that impact third party products (e.g. steel poles) which could lead our customers to delay or cancel planned purchases by our products.

         Our international business operations may be threatened by many factors that are outside of our control.

        While we historically have had limited international sales, revenues and operational experience, we have been expanding our distribution capabilities for our Roadway Sensors and subscription customer base for our Agriculture and Weather Analytics segments internationally, particularly in Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

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

        The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2016 through March 31, 2019, our common stock has traded at prices as low as $2.20 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

  •
  acquisitions of businesses, products or technologies, or other possible strategic transactions or dispositions;

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

        Certain provisions of our certificate of incorporation could make it difficult for a third party to influence or acquire us, even though that might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. For example, under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In addition, our bylaws contain provisions governing the ability of stockholders to submit proposals or make nominations for directors, and we recently eliminated cumulative voting for directors and implemented majority voting for the election of directors of the company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters and principal operations are housed in approximately 47,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California, pursuant to a lease which terminates in March 2022. For additional information regarding our lease obligations, see Note 6 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under the heading "Litigation and Other Contingencies" under Note 6 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT's COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

        Our common stock is traded on the NASDAQ Capital Market under the symbol "ITI" since February 8, 2016. Prior to that, our common stock traded on the NYSE MKT under the same symbol.

        As of May 31, 2019, we had 322 holders of record of our common stock according to information furnished by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

        Information regarding securities authorized for issuance can be found under Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Dividend Policy

        We have never paid or declared cash dividends on our common stock, and have no current plans to pay such dividends in the foreseeable future. We currently intend to retain any earnings for working capital and general corporate purposes. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including, but not limited to, future earnings, the success of our business, our capital requirements, our general financial condition and future prospects, general business conditions, and such other factors as the Board of Directors may deem relevant.

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

        In Fiscal 2019, Fiscal 2018 and Fiscal 2017, we did not repurchase any shares. From inception of the program in August 2011 through March 31, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2019, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2019, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

ITEM 6.    SELECTED FINANCIAL DATA

        The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 7.    MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this report and the "Risk Factors" section in Part I, Item 1A, as well as the other cautionary statements and risks described elsewhere in this report before deciding to purchase, hold or sell our common stock.

Overview

        General.    We are a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, agriculture service providers, and other agribusinesses use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive.

        Sale of Vehicle Sensors.    On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our former Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the "Asset Sale"). In connection with the Asset Sale, we were entitled to additional consideration in the form of certain performance and royalty-related earn-outs through December 31, 2017. From the date of the Asset Sale, through March 31, 2019, we received approximately $2.7 million in connection with royalty-related earn-outs provisions for a total of $18 million in cash received from the Asset Sale. We also had approximately $0 and $106,000 in royalty-related receivables included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2019 and 2018, respectively. We do not anticipate any further payments from Bendix.

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

        Business Segments.    We currently operate in three reportable segments: Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, VantagePegasus, Vantage Next, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. In select territories, our Roadway Sensors segment also resells OEM products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

        Our Transportation Systems segment includes engineering and consulting services focused on the planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, provide commercial vehicle safety solutions, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes Iteris SPM and iPeMS, our performance measurement and information management solutions as well as our advanced traveler information system solutions, and our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink, and inspect.

        The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform. ClearPath Weather is a web-based solution, which includes a suite of tools that apply data assimilation and modeling technologies to assess weather conditions for customizable route/site weather and pavement forecasting, and render winter road maintenance recommendations for state agencies, municipalities and commercial companies to improve roadway maintenance decisions. Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. We currently offer our ClearAg solutions to companies in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. Our ClearAg solutions provide weather, environment, soil and plant growth modeling to deliver environmental intelligence through ClearAg APIs and components, IMFocus APIs and ClearAg web applications.

Critical Accounting Policies and Estimates

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our consolidated financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, include those related to revenue recognition, the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves and other contingencies, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of inventories, the valuation of purchased intangible assets and goodwill, the valuation of investments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate stock-based compensation. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

        Service revenues, primarily derived from the Transportation Systems and Agriculture and Weather Analytics segments, are primarily from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials ("T&M") and Cost Plus Fixed Fee ("CPFF") contracts are considered variable consideration. However, performance obligations with these fee types qualify for the "Right to Invoice" Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company's performance completed to date.

        Service revenues also consist of revenues derived from maintenance support and the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

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

        The Company's typical performance obligations include the following:

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

Disaggregation of Revenue

        The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for our revenue by reportable segment.

Trade Accounts Receivable and Contract Balances

        We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net in our consolidated balance sheet at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. If warranted, the allowance is increased by the Company's provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.

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

Contract Fulfillment Costs

        The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of March 31, 2019, we capitalized approximately $172,000 of contract fulfillment costs which are presented in the accompanying consolidated balance sheet as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations

        As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.

        Practical Expedients and Exemptions.    T&M and CPFF contracts are considered variable consideration. However, performance obligations with an underlying fee type of T&M or CPFF qualify for the "Right to Invoice" Practical Expedient under ASC 606-10-55-18. Under this practical expedient, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period.

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

        The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added, and some excise taxes). This employs the practical expedient under ASC 606-10-32-2A. Sales taxes are presented on a net basis (excluded from revenues) in the Company's consolidated statements of operations.

        Deferred Revenue.    Deferred revenue in the accompanying consolidated balance sheets is comprised of refund liabilities related to billings and consideration received in advance of the satisfaction of performance obligations.

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

        We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies.

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

        In relation to the Tax Cuts and Jobs Act ("TCJA"), we determine reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118").

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

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2019	2018	2017
Product revenues	48.7%	44.8%	45.6%
Service revenues	51.3	55.2	54.4

Total revenues	100.0	100.0	100.0
Cost of product revenues	28.7	25.7	24.8
Cost of service revenues	32.4	35.9	36.2

Cost of revenues	61.1	61.6	61.0

Gross profit	38.9	38.4	39.0
Operating expenses:
Selling, general and administrative	38.7	36.0	34.6
Research and development	7.9	7.7	7.2
Amortization of intangible assets	0.3	0.1	0.3
Loss on impairment of goodwill	—	—	2.3

Total operating expenses	46.9	43.8	44.4

Operating loss	(7.9)	(5.4)	(5.4)
Non-operating income (expense):
Other income (expense), net	0.1	(0.0)	0.0
Interest income, net	0.1	0.0	0.0

Loss from continuing operations before income taxes	(7.8)	(5.4)	(5.4)
(Provision) benefit for income taxes	(0.0)	1.8	—

Loss from continuing operations	(7.9)	(3.6)	(5.4)
Gain on sale of discontinued operation, net of tax	—	0.2	0.4

Net loss	(7.9)%	(3.4)%	(5.0)%

Analysis of Fiscal 2019, Fiscal 2018 and Fiscal 2017 Results of Operations

        Total Revenues.    Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments. The following tables present details of total revenues for Fiscal 2019 as compared to Fiscal 2018, and Fiscal 2018 as compared to Fiscal 2017:

	Year Ended March 31,
			$ Increase (decrease)	% Change
	2019	2018
	(In thousands, except percentages)
Product revenues	$48,227	$46,464	$1,763	3.8%
Service revenues	50,896	57,265	(6,369)	(11.1)%

Total revenues	$99,123	$103,729	$(4,606)	(4.4)%

	Year Ended March 31,
			$ Increase	% Change
	2018	2017
	(in thousands, except percentages)
Product revenues	$46,464	$43,735	$2,729	6.2%
Service revenues	57,265	52,247	5,018	9.6%

Total revenues	$103,729	$95,982	$7,747	8.1%

        Product revenues for Fiscal 2019 increased approximately 3.8% to $48.2 million, compared to $46.5 million in Fiscal 2018, primarily due to an increase in our Transportation Systems third-party product sales for certain construction-type contracts. This increase was offset in part by a decrease in unit sales from our distribution of certain OEM products for the traffic intersection market, largely in our Texas markets, as a result of the delayed finalization of certain statewide purchase programs. Service revenues for Fiscal 2019 decreased approximately 11.1% to $50.9 million, compared to $57.3 million in Fiscal 2018, primarily due to lower Transportation Systems traffic engineering service revenue for government agencies, and the transition from being the prime contractor on certain large contracts awarded in Fiscal 2016, to the sub-contracting party. Total revenues for Fiscal 2019 decreased approximately 4.4% to $99.1 million, compared to $103.7 million in Fiscal 2018, primarily due to an approximate 8.6% decrease in Transportation Systems revenues, an approximate 2.0% decrease in Roadway Sensors revenues, which was in part offset by an approximate 18.9% increase in Agriculture and Weather Analytics revenues.

        Roadway Sensors revenues in Fiscal 2019 included approximately $43.3 million in product revenues and approximately $239,000 of service revenues, reflecting a decrease in total revenues of approximately $0.9 million or 2%, compared to Fiscal 2018. The decrease in Fiscal 2019was primarily due to lower unit sales from our distribution of certain OEM products for the traffic intersection market, resulting from the aforementioned delayed finalization of certain statewide purchase programs, as well as a slight decline in sales of our core Vantage products. Revenue generated through the distribution of certain OEM products was approximately $4.0 million and approximately $5.3 million for Fiscal 2019 and Fiscal 2018, respectively. Roadway Sensors revenues in Fiscal 2018 included approximately $44.2 million in product revenues and $194,000 of service revenues, reflecting an increase in total revenues of approximately $2.2 million or 5%, compared to Fiscal 2017. The increase was primarily due to higher unit sales of our core Roadway Sensors video detection products aided by a corresponding increase in our distribution of certain OEM products for the traffic intersection market. Revenue generated through the distribution of certain third party products was approximately $5.3 million and approximately $4.8 million for Fiscal 2018 and Fiscal 2017, respectively. While OEM products generally have lower gross margins than our core video detection products, we believe offering OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products. Additionally, we expect our VantageLive! solution, which is a SaaS offering that analyzes data collected by our Vantage cameras, to further differentiate our products from competing alternatives.

        Transportation Systems revenues in Fiscal 2019 included approximately $44.8 million of service revenues and approximately $5.0 million of sales of third-party products purchased for installation under certain construction-type contracts, reflecting a decrease in total revenues of approximately $4.7 million or 8.6%, compared to Fiscal 2018. The decrease was primarily a result of transition from being the prime contractor to a sub-contractor on certain large contracts as mentioned above, as well as the completion of certain large contracts awarded in previous years, and the timing of backlog fulfilment on certain other projects. Transportation revenues in Fiscal 2018 included approximately $52.2 million of service revenues and approximately $2.3 million of sales of third-party products purchased for installation under certain construction-type contracts, reflecting an increase in total revenues of approximately $5.2 million or 11%, compared to Fiscal 2017. The increase was primarily a result of extensions granted on certain large contracts, new contract awards, and the timing of backlog fulfilment on certain other projects.

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

        Agriculture and Weather Analytics revenues in Fiscal 2019 included no product revenue and represented approximately $5.8 million of service revenues, largely consisting of subscription revenues, reflecting an increase in total revenues of approximately $925,000 or 18.9%, compared to Fiscal 2018. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2019. Agriculture and Weather Analytics revenues in Fiscal 2018 included no product revenue and approximately $4.9 million of service revenues, largely consisting of subscription revenues, reflecting an increase in total revenues of approximately $351,000 or 7.7%, compared to Fiscal 2017. The increase was primarily due to increases in both our ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2018. We plan to continue to focus on commercial opportunities in the digital agriculture technology markets by offering APIs, software applications, content, and modeling services to provide analytics and decision support services that leverage our digital weather, soil and agronomic content and applications.

        Gross Profit.    The following tables present details of our gross profit for Fiscal 2019 compared to Fiscal 2018, and Fiscal 2018 compared to Fiscal 2017:

	Year Ended March 31,
			$ Decrease	% Change
	2019	2018
	(In thousands, except percentages)
Product gross profit	$19,793	$19,831	$(38)	(0.2)%
Service gross profit	18,813	20,000	(1,187)	(5.9)%

Total gross profit	$38,606	$39,831	$(1,225)	(3.1)%

Product gross margin as a % of product revenues	41.0%	42.7%
Service gross margin as a % of service revenues	37.0%	34.9%
Total gross margin as a % of total revenues	38.9%	38.4%

	Year Ended March 31,
			$ Increase (decrease)	% Change
	2018	2017
	(in thousands, except percentages)
Product gross profit	$19,831	$19,858	$(27)	(0.1)%
Service gross profit	20,000	17,544	2,456	14.0%

Total gross profit	$39,831	$37,402	$2,429	6.5%

Product gross margin as a % of product revenues	42.7%	45.4%
Service gross margin as a % of service revenues	34.9%	33.6%
Total gross margin as a % of total revenues	38.4%	39.0%

        Our product gross margin as a percentage of product revenues for Fiscal 2019 decreased approximately 170 basis points compared to Fiscal 2018 primarily due to an increase in our Transportation Systems third-party product sales. Our service gross margin as a percentage of service revenues for Fiscal 2019 increased 210 basis points compared to Fiscal 2018 primarily due to the completion of previously awarded contracts, the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our direct labor content. Our total gross margin as a percentage of total revenues for Fiscal 2019 decreased 50 basis points compared to Fiscal 2018 primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors revenues generally yield higher total gross margins than our other segments. As such, the decrease in our Transportation Systems revenues from approximately 52.5% of total revenues for Fiscal 2018 to approximately 50.3% of total revenues for Fiscal 2019 was a primary contributor to our increase in total gross margin. Roadway Sensors revenue increased as a percentage of total revenues from approximately 42.8% for Fiscal 2018 to approximately 43.9% for Fiscal 2019.

        Our product gross margin as a percentage of product revenues for Fiscal 2018 decreased approximately 270 basis points compared to Fiscal 2017 primarily due to an increase in our Roadway Sensors OEM sales, as well as our Transportation Systems third-party product sales, both of which typically yield lower gross margins than our sales of Roadway Sensors core video detection products. Our service gross margin as a percentage of service revenues for Fiscal 2018 increased 130 basis points compared to Fiscal 2017 primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our direct labor content. Our total gross margin as a percentage of total revenues for Fiscal 2018 decreased 60 basis points compared to Fiscal 2017 primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors revenues generally yield higher total gross margins than our other segments. As such, the increase in our Transportation Systems total revenues from approximately 51% of total revenues for Fiscal 2017 to approximately 53% of total revenues for Fiscal 2018 was a primary contributor to our decline in total gross margin. Roadway Sensors revenue decreased as a percentage of total revenues from approximately 44% for Fiscal 2017 to approximately 43% for Fiscal 2018.

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

  Selling, General and Administrative Expense

        Selling, general and administration expense for Fiscal 2019 increased approximately 2.9% to $38.5 million, compared to $37.4 million in Fiscal 2018. The overall increase was primarily due to an increase in business development costs aimed at the pursuit of large contracts in the Transportations Systems segment. In addition, during Fiscal 2019, there were planned headcount increases in general and administrative positions, as well as increases in the Transportations Systems and Roadway Sensors sales force headcount, all of which resulted in higher salary and personnel-related costs.

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

  Research and Development Expense

        Research and development expense for Fiscal 2019 was $7.8 million, which was relatively consistent with Fiscal 2018 at $7.9 million, as the Company continued to invest in research, discovery, and development.

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

  Impairment of Goodwill

        Based on our goodwill impairment testing for Fiscal 2019 and 2018, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of Fiscal 2019 and 2018. Based on our goodwill impairment testing for Fiscal 2017, we determined the fair value of the Agriculture and Weather Analytics reporting unit was less than its carrying amount and resulted in approximately $2.2 million impairment charge in the consolidated statement of operations for Fiscal 2017. We also determined our Roadway Sensors and Transportation Systems reporting units had no impairment, as their estimated fair values exceeded their respective carrying values. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

  Amortization of Intangible Assets

        Amortization expense for intangible assets subject to amortization was approximately $1.1 million, $726,000, and $623,000 for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Approximately $850,000, $638,000, and $342,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $275,000, $88,000, and $281,000 was recorded to amortization expense for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, in the consolidated statements of operations. The increase in amortization was primarily due to amortization related to our Oracle ERP system design and development, which was placed in service in April 2018.

  Interest Income, Net

        Net interest income was approximately $129,000, $32,000 and $13,000 in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. The increase in net interest income in the current year was primarily due to interest earned on investments purchased and held during the current Fiscal year.

  Income Taxes

        The following table presents our (benefit) provision for income taxes for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	Year Ended March 31,
	2019	2018	2017
	(In thousands, except percentages)
(Benefit) provision for income taxes	$36	$(1,818)	$(44)

Effective tax rate	(0.5)%	32.5%	0.8%

        For Fiscal 2019, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against our deferred tax assets.

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

        For Fiscal 2017, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against the Company's deferred tax assets.

        In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $12.3 million and $9.8 million against our deferred tax assets at March 31, 2019 and 2018, respectively. We will continue to reassess the appropriateness of maintaining a valuation allowance.

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

        At March 31, 2019, we had $17.4 million of federal net operating loss carryforwards that do not expire as a result of recent tax law changes and $5.7 million of federal net operating loss carryforwards that begin to expire in 2022. We also had $8.0 million of state net operating loss carryforwards that begin to expire in 2031. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.

        The TCJA was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018. The rate change became effective during Fiscal 2018 resulting in a blended statutory tax rate of 30.8% for Fiscal 2018. As a consequence of the tax legislation, the Company recorded a decrease in its net deferred tax assets of $4.1 million and a decrease in the valuation allowance maintained against its deferred tax assets of $5.8 million. The estimated impact of the tax legislation was an income tax benefit of $1.7 million, of which $1.1 million was due to the release of valuation allowance that had been maintained against alternative minimum tax credit carryforwards, which were made refundable by the tax legislation, and $640,000 was due to the remeasurement of a deferred tax liability related to indefinite-lived assets.

        On December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the tax legislation as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects recorded in Fiscal 2018 represented the Company's best estimate based on its current interpretation of this tax legislation. We completed our accounting for the tax legislation in Fiscal 2019 and did not recognize any material adjustments to the provisional amounts recorded in Fiscal 2018.

Liquidity and Capital Resources

  Cash Flows

        We have historically financed our operations with a combination of cash flows from operations and the sale of equity securities and our prior bank line of credit. We have historically relied, and expect to continue to rely on cash flows from operations and our cash reserves to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution, and any equity securities that may be issued may have rights senior to our existing stockholders. There is no assurance that we will be able to secure additional funding on a timely basis, on terms acceptable to us, or at all.

        At March 31, 2019, we had $13.5 million in working capital, which included $7.1 million in cash and cash equivalents, as well as $1.9 million in short-term investments. This compares to working capital of $17.4 million at March 31, 2018, which included $10.2 million in cash and cash equivalents as well as $5.3 million in short-term investments.

        The following table summarizes our cash flows for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(5,828)	$(268)	$2,903
Investing activities	2,345	(8,823)	(1,343)
Financing activities	402	1,042	612

        Operating Activities.    Cash used in our operations during Fiscal 2019 was primarily the result of our net loss of approximately $7.8 million, adjusted by approximately $4.1 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization. The net loss was offset in part by approximately $2.1 million of working capital used in our operations in Fiscal 2019.

        Cash used in our operations during Fiscal 2018 was primarily the result of our net loss of approximately $3.5 million, adjusted by approximately $2.4 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, amortization, gain on sales of discontinued

operations, and loss on disposal of equipment. The net loss was offset in part by approximately $819,000 of working capital provided by our operations in Fiscal 2018.

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

        Investing Activities.    Net cash provided by our investing activities during Fiscal 2019 was primarily the result of approximately $7.5 million in proceeds from the maturity of short-term investments and approximately $107,000 in proceeds from the last earn-out payment related to the sale of the assets of the Vehicle Sensors segment in 2011. These amounts were partially offset by purchases of approximately $4.1 million of short-term investments and approximately $486,000 of property and equipment as well as approximately $660,000 of capitalized software development primarily in the Roadway Sensors business segment related to VantageLive! developments.

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

        Financing Activities.    Net cash provided by financing activities during Fiscal 2019 was primarily the result of approximately $343,000 of cash proceeds received from the purchases of Employee Stock Purchase Plan ("ESPP") shares, and approximately $90,000 of cash proceeds from the exercise of stock options during Fiscal 2019.

        Net cash provided by financing activities during Fiscal 2018 and Fiscal 2017 was primarily the result of approximately $1.0 million and $612,000, respectively, of cash proceeds received from the exercises of stock options.

Off-Balance Sheet Arrangements

        Other than our operating leases, which are further described at Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, we do not have any other material off-balance sheet arrangements at March 31, 2019.

Seasonality

        We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. In addition, we have experienced seasonality related to certain ClearPath Weather services which adversely impacts such sales in our first and second fiscal quarters, mainly because these services are generally not required during Spring and Summer when weather conditions are comparatively milder.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Iteris, Inc.
Index to Consolidated Financial Statement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the stockholders and the Board of Directors of Iteris, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiary (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

June 6, 2019

We have served as the Company's auditor since fiscal 2016.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$7,071	$10,152
Short-term investments	1,935	5,319
Trade accounts receivable, net of allowance for doubtful accounts of $539 and $333 at March 31, 2019 and March 31, 2018, respectively	16,929	12,866
Unbilled accounts receivable	6,487	7,473
Inventories	2,916	2,921
Prepaid expenses and other current assets	1,367	1,165

Total current assets	36,705	39,896
Property and equipment, net	1,965	2,333
Intangible assets, net	3,286	3,751
Goodwill	15,150	15,150
Other assets	849	1,756

Total assets	$57,955	$62,886

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$9,441	$7,838
Accrued payroll and related expenses	6,536	7,398
Accrued liabilities	2,370	2,358
Deferred revenue	4,883	4,900

Total current liabilities	23,230	22,494
Deferred rent	455	638
Deferred income taxes	65	65
Unrecognized tax benefits	150	168

Total liabilities	23,900	23,365
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2019 and March 31, 2018
Issued and outstanding shares—33,377 at March 31, 2019 and 33,186 at March 31, 2018	3,338	3,318
Additional paid-in capital	142,260	139,722
Accumulated deficit	(111,543)	(103,519)

Total stockholders' equity	34,055	39,521

Total liabilities and stockholders' equity	$57,955	$62,886

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2019	2018	2017
Product revenues	$48,227	$46,464	$43,735
Service revenues	50,896	57,265	52,247

Total revenues	99,123	103,729	95,982
Cost of product revenues	28,434	26,633	23,877
Cost of service revenues	32,083	37,265	34,703

Total cost of revenues	60,517	63,898	58,580

Gross profit	38,606	39,831	37,402
Operating expenses:
Selling, general and administrative	38,471	37,400	33,313
Research and development	7,819	7,945	6,877
Amortization of intangible assets	275	88	281
Loss on impairment of goodwill	—	—	2,168

Total operating expenses	46,565	45,433	42,639

Operating loss	(7,959)	(5,602)	(5,237)
Non-operating income (expense):
Other income (expense), net	50	(16)	(7)
Interest income, net	129	32	13

Loss from continuing operations before income taxes	(7,780)	(5,586)	(5,231)
(Provision) benefit for income taxes	(36)	1,818	44

Loss from continuing operations	(7,816)	(3,768)	(5,187)
Gain on sale of discontinued operation, net of tax	—	242	361

Net loss	$(7,816)	$(3,526)	$(4,826)

Loss per share from continuing operations—basic and diluted	$(0.23)	$(0.12)	$(0.16)

Gain per share from sale of discontinued operation—basic and diluted	$—	$0.01	$0.01

Net loss per share—basic and diluted	$(0.23)	$(0.11)	$(0.15)

Shares used in basic per share calculations	33,266	32,776	32,174

Shares used in diluted per share calculations	33,266	32,776	32,174

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2016	32,048	$3,205	$135,424	$(95,167)	$43,462
Stock option exercises	388	40	628	—	668
Stock-based compensation	—	—	976	—	976
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	52	4	(60)	—	(56)
Net loss				(4,826)	(4,826)

Balance at March 31, 2017	32,488	$3,249	$136,968	$(99,993)	$40,224
Stock option exercises	591	59	1,131	—	1,190
Stock-based compensation	—	—	1,781	—	1,781
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	107	10	(158)	—	(148)
Net loss				(3,526)	(3,526)

Balance at March 31, 2018	33,186	$3,318	$139,722	$(103,519)	$39,521
Adoption of ASU 2014-09 (see Note 1)				(208)	(208)
Stock option exercises	43	4	81	—	85
Issuance of shares pursuant to Employee Stock Purchase Plan	92	10	355		365
Stock-based compensation	—	—	2,156	—	2,156
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	56	6	(54)	—	(48)
Net loss				(7,816)	(7,816)

Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(7,816)	$(3,526)	$(4,826)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(18)	(660)	12
Depreciation of property and equipment	854	819	729
Stock-based compensation	2,156	1,781	976
Amortization of intangible assets	1,125	726	623
Gain on sale of discontinued operation, net of tax	—	(242)	(361)
Loss on disposal of equipment	—	16	14
Loss on impairment of goodwill	—	—	2,168
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	(4,063)	1,433	(1,058)
Unbilled accounts receivable and deferred revenue, net	457	(166)	549
Inventories	5	(671)	903
Prepaid expenses and other assets	902	(693)	(408)
Accounts payable and accrued expenses	570	915	3,582

Net cash (used in) provided by operating activities	(5,828)	(268)	2,903
Cash flows from investing activities
Purchases of property and equipment	(486)	(1,079)	(668)
Purchase of short term investments	(4,079)	(5,319)	—
Maturities of investments	7,463	—	—
Capitalized software development costs	(660)	(2,936)	(1,170)
Net proceeds from sale of business segment	107	511	495

Net cash (used in) provided by investing activities	2,345	(8,823)	(1,343)
Cash flows from financing activities
Proceeds from stock option exercises	85	1,190	668
Proceeds from ESPP purchases	365	—	—
Tax withholding payments for net share settlements of restricted stock units	(48)	(148)	(56)

Net cash provided by financing activities	402	1,042	612

(Decrease) increase in cash and cash equivalents	(3,081)	(8,049)	2,172
Cash and cash equivalents at beginning of period	10,152	18,201	16,029

Cash and cash equivalents at end of period	$7,071	$10,152	$18,201

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$14
Income taxes	4	130	166
Supplemental schedule of non-cash investing and financing activities:
Capitalized software development costs included in accounts payable and accrued expenses	$—	$102	$—
Issuance of common stock for vested restricted stock units	6	10	5
Landlord contribution for tenant improvements	—	145	—

See accompanying notes.

Iteris, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, crop science companies, agriculture service providers and other agribusinesses use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive.

        As a pioneer in intelligent transportation systems ("ITS") technology for more than two decades, we offer a comprehensive range of ITS technology solutions to our customers throughout the U.S. and internationally through a combination intellectual property, products, SaaS offering and weather forecasting systems.

        In the digital agriculture market, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytical solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.

        We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on the roads we travel and the lands we farm.

        We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the entire value chain in the agriculture market with our smart content and digital farming platform, and always exploring strategic alternatives intended to optimize the value of all of our businesses.

        Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.

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

March 31, 2019

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

Revenue Recognition

Adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09")

        On April 1, 2018, the Company adopted ASU 2014-09, including its subsequent amendments as codified under ASC Topic 606 ("ASC 606"), using the modified retrospective approach to apply ASC 606 to all contracts that were not completed as of the beginning of Fiscal Year 2019. ASC 606 is a comprehensive new revenue recognition principle that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Results for reporting periods beginning after March 31, 2018 are presented under ASC 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result, the Company recognized the cumulative effect of initially applying ASC 606 as an increase to the opening balance of accumulated deficit in the amount of approximately $208,000 as of April 1, 2018. The impact of the adoption of the new standard is immaterial to the Company's consolidated balance sheet, statement of operations, and cash flows.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The following table represents the impact of adopting ASC 606 on our opening consolidated balance sheet as of April 1, 2018:

	March 31, 2018 As Reported	Cumulative-Effect Adjustments	April 1, 2018 As Adjusted
		(In thousands)
Prepaid expenses and other current assets	$1,165	$304	$1,469

Total assets	$62,886	$304	$63,190

Deferred revenue	$4,900	$512	$5,412

Total liabilities	$23,365	$512	$23,877

Accumulated deficit	$(103,519)	$(208)	$(103,727)

Total liabilities and stockholders' equity	$62,886	$304	$63,190

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

        Service revenues, primarily derived from the Transportation Systems and Agriculture and Weather Analytics segments, are primarily from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials ("T&M") and Cost Plus Fixed Fee ("CPFF") contracts are considered variable consideration. However, performance obligations with these fee types qualify for the "Right to Invoice" Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company's performance completed to date.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Service revenues also consist of revenues derived from maintenance support and the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance support, monthly active user fees, software as a service ("SaaS") fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The Company's typical performance obligations include the following:

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

Disaggregation of Revenue

        The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 11 for our revenue by reportable segment.

Trade Accounts Receivable and Contract Balances

        We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net in our consolidated balance sheet at their net estimated realizable value.

        The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. If warranted, the allowance is increased by the Company's provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.

        A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented as unbilled accounts receivable on the accompanying balance

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

sheet. For example, we would record a contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones.

        Our contract assets and refund liabilities are reported in a net position on a contract basis at the end of each reporting period. Refund liabilities are consideration received in advance of the satisfaction of performance obligations.

Contract Fulfillment Costs

        The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of March 31, 2019, we capitalized approximately $172,000 of contract fulfillment costs which are presented in the accompanying consolidated balance sheet as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations

        As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.

Practical Expedients and Exemptions

        T&M and CPFF contracts are considered variable consideration. However, performance obligations with an underlying fee type of T&M or CPFF qualify for the "Right to Invoice" Practical Expedient under ASC 606-10-55-18. Under this practical expedient, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added, and some excise taxes). This employs the practical expedient under ASC 606-10-32-2A. Sales taxes are presented on a net basis (excluded from revenues) in the Company's consolidated statements of operations.

Deferred Revenue

        Deferred revenue in the accompanying consolidated balance sheets is comprised of refund liabilities related to billings and consideration received in advance of the satisfaction of performance obligations.

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

        We currently have, and historically have had, a diverse customer base. For the fiscal year ended March 31, 2019 ("Fiscal 2019"), one individual customer represented approximately 24% of our total revenues. For the fiscal years ended March 31, 2018 ("Fiscal 2018") and March 31, 2017 ("Fiscal 2017"), one individual customer represented approximately 22% of our total revenues. As of March 31, 2019, no individual customer represented greater than 10% of our total accounts receivable. As of March 31, 2018, one customer represented approximately 13% of our total accounts receivable, and no other individual customer represented greater than 10% of our total accounts receivable.

Fair Values of Financial Instruments

        The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. Our investments are measured at fair value on a recurring basis.

        The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in FASB ASC 820, Fair Value Measurements ("ASC 820"). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

transaction between market participants on the measurement date. The fair value hierarchy proscribed by ASC 820 contains three levels as follows:

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

Investments

        The Company's investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders' equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 4). As of March 31, 2019, all of our investments are available-for-sale.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets were $1.4 million as of March 31, 2019. Prepaid expenses and other current assets were $1.2 million as of March 31, 2018 and included approximately $130,000 of cash designated as collateral on performance bonds, as required under certain of our Transportation Systems contracts in the Middle East. The performance bonds required us to maintain 100% cash value of the bonds as collateral in a bank that is local to the purchasing agency. The performance bond collateral was required throughout the delivery of our services and was maintained in the local bank until the contract was closed by the purchasing agency. The requirements on the remaining performance bonds, and the related cash collateral restrictions, were released during the quarter ended June 30, 2018.

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

Goodwill and Long-Lived Assets

        We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of March 31, 2019 and March 31, 2018, we determined that no adjustments to the carrying value of goodwill and intangible assets were required. As of March 31, 2017, we determined the carrying amount of the goodwill in the Agriculture and Weather Analytics reporting unit exceeded its implied fair value, and as a result, recognized an approximate $2.2 million impairment loss in the accompanying consolidated financial statements. We also determined that no adjustments to the carrying value of goodwill and intangible assets were required in the Roadway Sensors and Transportation Systems reporting units for any year presented.

        We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of March 31, 2019, there was no impairment to our long-lived and intangible assets.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Advertising Expenses

        Advertising costs are expensed in the period incurred and totaled $61,000, $148,000 and $146,000 in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

        The difference between net loss and comprehensive loss was de minimis for Fiscal 2019 and Fiscal 2018. Comprehensive loss equaled net loss for Fiscal 2017.

Recent Accounting Pronouncements

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). The pronouncement requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company beginning April 1, 2019, using a modified retrospective approach, with early adoption permitted. An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as the date of initial application. The Company expects to adopt ASU 2016-02 on April 1, 2019, using a modified retrospective approach, and to choose the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under ASU 2016-02 will not be provided for dates and periods prior to April 1, 2019. ASU 2016-02 provides a number of optional practical expedients and accounting policy elections. The Company expects to elect the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. Further, the Company expects to elect accounting policies not to apply the recognition requirements under ASU 2016-02 to any of the Company's short-term leases, instead recognizing the lease payments in the consolidated statement of operations on a straight-line basis over the lease term, and to account for each separate lease and associated nonlease components as a single lease component for all of its leases. The Company expects ASU 2016-02 will have a material effect on its consolidated balance sheets. However, the Company does not expect ASU 2016-02 will have a material effect on its consolidated statements of operations, its consolidated statements of stockholders' equity or its consolidated statements of cash flows. While the Company continues to assess all of the effects of adoption, the most significant effects relate to (1) the recognition of ROU assets of approximately $12.0 million to $14.0 million and lease liabilities of approximately $13.0 million to $15.0 million, primarily resulting from leases of office space, equipment and vehicles; (2) the derecognition of deferred rent of approximately $830,000 for certain lease incentives received; and (3) significant new disclosure requirements.

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurements ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements.

2. Supplementary Financial Information

Inventories

        The following table presents details regarding our inventories:

	March 31,
	2019	2018
	(In thousands)
Materials and supplies	$1,517	$1,745
Work in process	356	232
Finished goods	1,043	944

	$2,916	$2,921

Property and Equipment, net

        The following table presents details of our property and equipment, net:

	March 31,
	2019	2018
	(In thousands)
Equipment	$6,444	$6,053
Leasehold improvements	2,939	2,880
Accumulated depreciation	(7,418)	(6,600)

	$1,965	$2,333

        Depreciation expense was approximately $854,000, $819,000, and $729,000 in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Approximately $286,000, $288,000, and $269,000 of the depreciation expense was recorded to cost of revenues, and approximately $568,000, $531,000 and $397,000 was recorded to operating expenses in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, in the consolidated statements of operations.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

2. Supplementary Financial Information (Continued)

Intangible Assets

        The following table presents details regarding our intangible assets:

	March 31, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$1,856	$(1,856)	$—	$1,856	$(1,856)	$—
Customer contracts / relationships	750	(750)	—	750	(750)	—
Trade names and non-compete agreements	1,110	(1,110)	—	1,110	(1,102)	8
Capitalized software development costs	5,768	(2,482)	3,286	5,108	(1,365)	3,743

Total	$9,484	$(6,198)	$3,286	$8,824	$(5,073)	$3,751

        Amortization expense for intangible assets subject to amortization was approximately $1.1 million, $726,000, and $623,000 for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Approximately $850,000, $638,000, and $342,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $275,000, $88,000, and $281,000 was recorded to amortization expense for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, in the consolidated statements of operations.

        We do not have any intangible assets with indefinite useful lives. As of March 31, 2019, our net capitalized software development costs of approximately $3.3 million is primarily associated with our Oracle Enterprise Resource Planning ("ERP") system design and implementation of approximately $2.2 million, which has a useful life of 10 years beginning Fiscal 2019.

        As of March 31, 2019, the future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2020	$895
2021	542
2022	327
2023	266
2024	266
Thereafter	990

$3,286

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

2. Supplementary Financial Information (Continued)

Goodwill

        The following table presents the activity related to the carrying value of our goodwill by reportable segment for Fiscal 2017, Fiscal 2018 and Fiscal 2019:

	Roadway Sensors	Transportation Systems	Ag & Weather Analytics	Total
	(In thousands)
Balance—March 31, 2017
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	$8,214	$6,936	$—	$15,150

Balance—March 31, 2018
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	8,214	6,936	—	15,150

Balance—March 31, 2019
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	$8,214	$6,936	$—	$15,150

Warranty Reserve Activity

        The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of fiscal year	$403	$278	$193
Additions charged to cost of sales	647	623	382
Warranty claims	(587)	(498)	(297)

Balance at end of fiscal year	$463	$403	$278

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

2. Supplementary Financial Information (Continued)

Earnings Per Share

        The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Year Ended March 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(7,816)	$(3,768)	$(5,187)
Gain on sale of discontinued operation, net of tax	—	242	361

Net loss	$(7,816)	$(3,526)	$(4,826)

Denominator:
Weighted average common shares used in basic computation	33,266	32,776	32,174
Dilutive stock options	—	—	—
Dilutive restricted stock units	—	—	—
Dilutive warrants	—	—	—

Weighted average common shares used in diluted computation	33,266	32,776	32,174

Loss from continuing operations per share:
Basic	$(0.23)	$(0.12)	$(0.15)

Diluted	$(0.23)	$(0.12)	$(0.15)

        The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss per share from continuing operations as their effect would have been anti-dilutive:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Stock options	5,056	3,917	3,491
Restricted stock units	12	228	179

3. Sale of Vehicle Sensors

        On July 29, 2011, we completed the sale (the "Asset Sale") of substantially all of our assets used in connection with our prior Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr Bremse Group. In connection with the Asset Sale, we are entitled to additional consideration in the form of the following performance and royalty related earn-outs: Bendix was obligated to pay us an amount in cash equal to 85% of revenue associated with royalties received under our license and distribution agreements with Audiovox Electronics Corporation and Valeo

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

3. Sale of Vehicle Sensors (Continued)

Schalter and Sensoren GmbH through December 31, 2017, subject to certain reductions and limitations set forth in the asset purchase agreement. From the date of the Asset Sale, through March 31, 2019, we received approximately $2.7 million in connection with royalty-related earn-outs provisions for a total of $18 million in cash received from the Asset Sale.

        In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the fiscal years ended March 31, 2019, March 31, 2018, and 2017, we recorded a gain on sale of discontinued operation of approximately $0, $242,000 and $361,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement.

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

        We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2019 or 2018. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. In Fiscal 2019 and Fiscal 2018, Level 3 inputs were used to evaluate the fair value of our goodwill in our two reporting units that had goodwill balances. In Fiscal 2017, Level 3 inputs were used to evaluate the fair value of our goodwill in our three reporting units. As a result of our impairment testing, we recorded an adjustment for impairment of approximately $2.2 million in our Agriculture and Weather Analytics reporting unit. No other non-financial assets were measured at fair value during the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

4. Fair Value Measurements (Continued)

        The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$3,338	$—	$—	$3,338

Subtotal	3,338	—	—	3,338

Level 2:
Corporate notes and bonds	1,434	(1)	—	1,433
US Treasuries	502	—	—	502

Subtotal	1,936	(1)	—	1,935

Total	$5,274	$(1)	$—	$5,273

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$666	$—	$—	$666

Subtotal	666	—	—	666

Level 2:
Commercial paper	1,891	—	—	1,891
Corporate notes and bonds	2,008	(2)	—	2,006
US Treasuries	1,500	(1)	—	1,499
US Government agencies	2,950	(1)	—	2,949

Subtotal	8,349	(4)	—	8,345

Total	$9,015	$(4)	$—	$9,011

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

5. Income Taxes

        The components of current and deferred federal and state income tax (benefits) provision are as follows:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Loss from continuing operations before income taxes	$(7,780)	$(5,586)	$(5,231)
Current income tax provision:
Federal	—	3	71
State	36	45	62

Total current tax provision	36	48	133
Deferred income tax benefit:
Federal	—	(1,849)	(166)
State	—	(17)	(11)

Total deferred benefit provision	—	(1,866)	(177)
Provision (benefit) for income taxes on continuing operations	36	(1,818)	(44)

Loss from continuing operations, net of taxes	$(7,816)	$(3,768)	$(5,187)

        The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Benefit for income taxes at statutory rates	$(1,634)	$(1,720)	$(1,778)
Change in federal tax rate	—	4,134	—
State income taxes net of federal benefit	(620)	(255)	(124)
Impairment charges	—	—	737
Tax credits	(343)	(567)	(125)
Compensation charges	199	(324)	29
Change in valuation allowance	2,385	(3,153)	1,148
Other	49	67	69

Provision (benefit) for income taxes	$36	$(1,818)	$(44)

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

5. Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating losses	$5,335	$2,853
Capitalized R&D	2,347	2,734
Credit carry forwards	2,806	2,043
Deferred compensation and payroll	1,655	1,603
Bad debt allowance and other reserves	618	567
Deferred rent	202	235
Property and equipment	139	844
Other, net	309	203

Total deferred tax assets	13,411	11,082
Valuation allowance	(12,250)	(9,814)

Total deferred tax assets, net of valuation allowance	1,161	1,268

Deferred tax liabilities:
Acquired intangibles	(759)	(866)
Goodwill	(467)	(467)

Total deferred tax liabilities	(1,226)	(1,333)

Net deferred tax liabilities	$(65)	$(65)

        At March 31, 2019, we had $1.2 million in federal alternative minimum tax credit carryforwards, approximately $629,000 of which were classified as a current income tax receivable included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet, and approximately $551,000 of which were classified as a noncurrent income tax receivable included in the other assets in the accompanying consolidated balance sheet as we expect this amount to be refunded over the next three years. We also had $1.8 million in federal research credits that begin to expire in 2031 and $1.2 million in state tax credits that begin to expire in 2023. We had $17.4 million of federal net operating loss carryforwards at March 31, 2019 that do not expire as a result of recent tax law changes. We had $5.7 million of federal net operating loss carryforwards at March 31, 2019 that begin to expire in 2022. We also had $8.0 million of state net operating loss carryforwards at March 31, 2019 that begin to expire in 2031.

        In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $12.3 million and $9.8 million against our deferred tax assets at March 31, 2019 and 2018, respectively. We will continuously reassess the appropriateness of maintaining a valuation allowance.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

5. Income Taxes (Continued)

        The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018. The rate change became effective during Fiscal 2018 resulting in a blended statutory tax rate of 30.8% for Fiscal 2018. As a consequence of the tax legislation, the Company recorded a decrease in its net deferred tax assets of $4.1 million and a decrease in the valuation allowance maintained against its deferred tax assets of $5.8 million. The estimated impact of the tax legislation was an income tax benefit of $1.7 million, of which $1.1 million was due to the release of valuation allowance that had been maintained against alternative minimum tax credit carryforwards, which were made refundable by the tax legislation, and approximately $640,000 was due to the remeasurement of a deferred tax liability related to indefinite-lived assets.

        On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") directing taxpayers to consider the impact of the tax legislation as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the income tax effects recorded in Fiscal 2018 represented the Company's best estimate based on its current interpretation of this tax legislation. We completed our accounting for the tax legislation in Fiscal 2019 and did not recognize any material adjustments to the provisional amounts recorded in Fiscal 2018.

Unrecognized Tax Benefits

        As of March 31, 2019 and 2018, our gross unrecognized tax benefits were approximately $687,000 and $586,000, respectively, of which approximately $580,000 and $461,000, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are approximately $609,000 and $513,000, respectively.

        We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2019 and 2018, we had accrued cumulatively approximately $42,000 and $43,000, respectively, for the payment of potential interest and penalties. The total amount of interest and penalties recognized in the consolidated statements of operations for the fiscal years ended March 31, 2019 and 2018 was approximately $1,000 and $3,000, respectively.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$586	$426	$394
Increases for tax positions taken in prior years	2	62	18
Decreases for tax positions taken in prior years	—	—	(8)
Increases for tax positions taken in the current year	116	122	59
Lapse in statute of limitations	(17)	(24)	(37)

Gross unrecognized tax benefits at March 31	$687	$586	$426

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

5. Income Taxes (Continued)

        We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2016 or later, and state and local income tax examination for fiscal tax years ended March 31, 2015 or later. However, if net operating loss carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.

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

Operating Leases

        In May 2007, we entered into an agreement to lease 52,000 square feet of office space in Santa Ana, California for a term of 88 months. In September 2007, we relocated our headquarters and principal operations into this space. The monthly lease rate was $102,000 during the first year of the lease and increased each year thereafter, to $120,000 per month during the last year of the lease. In February 2014, we entered into an amendment to the lease, which reduced our office space by approximately 11,000 square feet and changed the lease term to 96 months, commencing on April 1, 2014. The monthly lease rate is approximately $76,000 during the first year of the amended term and increases each year thereafter, up to a maximum of approximately $90,000 during the last year of the term. Additionally, the lease amendment provided for approximately $328,000 in incentives in the form of tenant improvement allowances, which we recorded as fixed assets and deferred rent in our consolidated balance sheet. The leasehold improvements were capitalized into fixed assets during Fiscal 2015 and will be depreciated over the estimated useful life of the improvements, or the term of the lease amendment, whichever is shorter. The corresponding deferred rent amount will reduce monthly rent expense over the term of the lease amendment. On January 23, 2017, we entered into an amendment to the lease, which added approximately 5,980 square feet and will expire after 60 months, commencing on April 1, 2017. The monthly lease rate is approximately $14,000 during the first year of the term and increases each year thereafter, up to a maximum of approximately $16,000 during the last year of the term. Additionally, the lease amendment provided for approximately $119,000 in incentives in the form of tenant improvement allowances.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

6. Commitments and Contingencies (Continued)

        We have lease commitments for facilities in various locations throughout the U.S., as well as for certain equipment. Future minimum rental payments under these non-cancelable operating leases at March 31, 2019 were as follows:

Year Ending March 31,
(In thousands)
2020	$2,408
2021	2,150
2022	1,981
2023	548
2024	177
Thereafter	—

$7,264

        Rent expense totaled approximately $1.9 million for Fiscal 2019, and $1.8 million for each of Fiscal 2018 and $1.7 million for Fiscal 2017.

Related Party Transaction

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013, August 11, 2016 and on August 11, 2018. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of March 31, 2019, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess' capital stock.

7. Stockholders' Equity

Preferred Stock

        Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2019 and 2018, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

7. Stockholders' Equity (Continued)

        In August 2009, our Board of Directors adopted a stockholder rights plan, which calls for preferred stock purchase rights (each, a "Right") to be distributed, as a dividend, at the rate of one Right for each share of common stock held as of September 3, 2009. Each Right will entitle holders of common stock to buy one one-thousandth of one share of Series A Junior Participating Preferred Stock of Iteris. A further description and terms of the Rights are set forth in the Rights Agreement dated August 20, 2009 (as amended in August 2012) by and between Iteris and Computershare Trust Company, N.A. ("Computershare"), as rights agent. In connection with the stockholder rights plan, our Board of Directors approved the adoption of a Certificate of Designations, which created the Series A Junior Participating Preferred Stock, and likewise authorized the filing of a Certification of Elimination to eliminate the two series of junior participating preferred stock, which were originally created in April 1998 in connection with our previous stockholder rights plan which expired in 2008. Effective on September 28, 2018, an amendment was entered into by and between Iteris and Computershare to accelerate the expiration of the Rights from August 20, 2019 to September 28, 2019, wherein all of the Rights distributed to the holders of the Company's common stock pursuant to the Rights Agreement expired.

Common Stock Reserved for Future Issuance

        The following summarizes common stock reserved for future issuance at March 31, 2019:

Number of Shares
(In thousands)
Stock options outstanding	5,035
Restricted stock units outstanding	112
Authorized for future issuance under stock incentive plans	2,761

7,908

8. Employee Benefit Plans

Stock Incentive Plans

        In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the "2007 Plan"), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. In October 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares to a total of 3,950,000 shares. In September 2015, our stockholders approved an

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

8. Employee Benefit Plans (Continued)

amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,000,000 shares to a total of 4,950,000 shares. In December 2016, our stockholders approved the 2016 Omnibus Incentive Plan (the "2016 Plan") which allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs, cash incentive awards and other stock-based awards to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first four anniversaries of the grant date. Stock appreciation rights, restricted stock, RSUs and other stock-based awards are based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2016 Plan.

        We currently maintain both the 2007 Plan and the 2016 Plan. Of these plans, we may only grant future awards from the 2016 Plan. As of the 2016 Annual Meeting of Stockholders, no future shares could be granted under the 2007 Plan. As of March 31, 2019, options to purchase approximately 2.3 million shares of common stock, as well as 7,500 RSUs, were outstanding under the 2007 Plan and options to purchase approximately 2.8 million shares of common stock, as well as 104,000 RSUs, were outstanding under the 2016 Plan.

Stock Options

        A summary of activity in the Plans with respect to our stock options for Fiscal 2019 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2018	4,124	$3.58
Granted	1,038	4.20
Exercised	(43)	2.00
Forfeited	(76)	4.93
Expired	(8)	4.91

Options outstanding at March 31, 2019	5,035	$3.70	7.6	$4,430

Options exercisable at March 31, 2019	2,482	$2.92	6.5	$3,729

Vested and expected to vest at March 31, 2019	5,035	$3.70	7.6	$4,430

Options exercisable at March 31, 2019 pursuant to a change-in-control	5,035	$3.70	7.6	$4,430

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

8. Employee Benefit Plans (Continued)

between one and four anniversaries of the grant date provided that the holder remains in service (as defined by the 2016 Plan) as of the vesting date. The fair value per RSU is determined based on the closing market price of our common stock on the grant date.

        A summary of activity with respect to our RSUs for Fiscal 2019 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2018	144	$4.72
Granted	62	4.21
Vested	(69)	4.83
Forfeited	(25)	3.61

RSUs outstanding at March 31, 2019	112	$4.62	1.1	19.00

Expected to vest at March 31, 2019	112	$4.62	1.1	19.00

Common stock issuable (for RSUs) at March 31, 2019 upon a change-in-control	112	$4.62	1.1	19.00

Stock-Based Compensation

        The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Cost of revenues	$146	$71	$51
Selling, general and administrative expense	1,804	1,558	858
Research and development expense	206	152	67

Total stock-based compensation	$2,156	$1,781	$976

        At March 31, 2019, there was approximately $4.7 million and $364,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.7 years for stock options and 1.1 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

8. Employee Benefit Plans (Continued)

        The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2019	2018	2017
Expected life—years	5.9	6.5	6.5
Risk-free interest rate	2.7%	2.7%	2.2%
Expected volatility of common stock	43%	43%	40%
Dividend yield	—%	—%	—%

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

        A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.89	$2.59	$2.11
Intrinsic value of options exercised	$114	$2,469	$1,061

Employee Incentive Programs

        Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2019, 2018 and 2017.

        We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after three years of service. Our matching contributions under the 401(k) Plan were approximately $1,185,000, $1,067,000, and $881,000 for the Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

8. Employee Benefit Plans (Continued)

Other Stock-Based Compensation Plans

        Beginning January 1, 2018, the Company adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to withhold a percentage of their base compensation to purchase the Company's common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. During Fiscal 2019, 92,000 shares were purchased. There were no share purchases in Fiscal 2018. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

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

        For our fiscal years ended March 31, 2019, 2018, and 2017 we did not repurchase any shares. From inception of the program in August 2011 through March 31, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2019, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2019, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

10. Investments

        Our investments consisted of the following:

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$3,338	$—	$—	$3,338
Short term investments	1,936	(1)	—	1,935

Total	$5,274	$(1)	$—	$5,273

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$3,692	$—	$—	$3,692
Short term investments	5,323	(4)	—	5,319

Total	$9,015	$(4)	$—	$9,011

        Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2019.

11. Business Segments, Significant Customer and Geographic Information

Business Segments

        We currently operate in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadway Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. Our Roadway Sensors segment also includes the sale of original equipment manufacturer ("OEM") products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

        The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

11. Business Segments, Significant Customer and Geographic Information (Continued)

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

        The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform. Our ClearPath Weather is a web-based solution, that includes a suite of tools that applies data assimilation and modeling technologies for assessing historical weather conditions for both short-term and long-range weather forecasts and customizable route/site weather and pavement forecasting, and providing winter road maintenance recommendations for state agencies, municipalities and for commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. We currently offer our ClearAg solutions to companies in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. Our ClearAg solutions provide weather, environment, soil and plant growth modeling to deliver smart content through ClearAg APIs and components, IMFocus APIs and ClearAg web applications.

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

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

11. Business Segments, Significant Customer and Geographic Information (Continued)

        Selected financial information for our reportable segments for the fiscal years ended March 31, 2019, 2018 and 2017 is as follows:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Year Ended March 31, 2019
Product revenues	$43,253	$4,974	$—	$48,227
Service revenues	239	44,841	5,816	50,896

Total revenues	43,492	49,815	5,816	99,123
Depreciation	233	195	103	531
Segment income (loss)	7,011	5,907	(5,024)	7,894
Year Ended March 31, 2018
Product revenues	44,163	2,301	—	46,464
Service revenues	194	52,180	4,891	57,265

Total revenues	44,357	54,481	4,891	103,729
Depreciation	221	204	109	534
Segment income (loss)	8,825	8,639	(8,048)	9,416
Year Ended March 31, 2017
Product revenues	42,059	1,676	—	43,735
Service revenues	111	47,594	4,542	52,247

Total revenues	42,170	49,270	4,542	95,982
Depreciation	180	191	131	502
Loss on impairment of goodwill	—	—	2,168	2,168
Segment income (loss)	$9,799	$8,482	$(9,557)	$8,724

        The following table reconciles total segment income to consolidated income from continuing operations before income taxes:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Segment income:
Total income from reportable segments	$7,894	$9,416	$8,724
Unallocated amounts:
Corporate and other expenses	(15,578)	(14,930)	(13,680)
Amortization of intangible assets	(275)	(88)	(281)
Other income (expense), net	50	(16)	(7)
Interest income, net	129	32	13

Loss from continuing operations before income taxes	$(7,780)	$(5,586)	$(5,231)

Iteris, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2019

11. Business Segments, Significant Customer and Geographic Information (Continued)

Significant Customer and Geographic Information

        No individual customer or government agency had a receivable balance at March 31, 2019 greater than 10% of our total trade accounts receivable balances as of March 31, 2019. One individual customer who is also a government agency had a receivable balance of 13% of our total trade accounts receivable balance as of March 31, 2018. No individual customer or government agency had a receivable balance at March 31, 2017 greater than 10% of our total trade accounts receivable balances as of March 31, 2017.

        The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2019	2018	2017
Canada	—%	1%	1%
Europe	1	1	1

	1%	2%	2%

        Substantially all of our long-lived assets are held in the U.S.

12. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net (Loss) Income	Basic Net Income (Loss) per Share	Diluted Net Income (Loss) per Share
	(In thousands, except per share amounts)
June 30, 2018	$25,475	$10,192	$(1,579)	$(0.05)	$(0.05)
September 30, 2018	24,417	9,661	(1,341)	(0.04)	(0.04)
December 31, 2018	23,140	8,892	(2,464)	(0.07)	(0.07)
March 31, 2019	26,091	9,861	(2,432)	(0.07)	(0.07)

	$99,123	$38,606	$(7,816)	$(0.23) *	$(0.23) *

June 30, 2017	$27,183	$9,905	$(470)	$(0.02)	$(0.02)
September 30, 2017	25,248	9,968	(984)	(0.03)	(0.03)
December 31, 2017	26,025	9,943	343	0.01	0.01
March 31, 2018	25,273	10,015	(2,415)	(0.07)	(0.07)

	$103,729	$39,831	$(3,526)	$(0.11) *	$(0.11) *

*
Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control.    There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2019. The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by Deloitte &

Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.    OTHER INFORMATION

        None, except as reported in Part III, Item 11.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The table and narrative below set forth information as of May 31, 2019 regarding our directors and executive officers, including, with respect to our directors, the attributes that we believe qualify them to serve as directors. We believe that our directors also have the following additional key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of experience and thought; and the commitment to devote significant time and energy to service on our Board of Directors (the "Board") and its committees.

Name	Age	Current Position(s) with Iteris
J. Joseph ("Joe") Bergera	55	Chief Executive Officer, President and Director
Kevin C. Daly, Ph.D.(2)(3)(4)	74	Director
Scott E. Deeter(1)(2)	55	Director
Gerard M. Mooney(1)(3)(4)	65	Director
Laura L. Siegal	56	Director
Thomas L. Thomas(2)(4)(5)	70	Chairman of the Board
Mikel H. Williams(1)(3)	62	Director
Andrew Schmidt	57	Chief Financial Officer, Vice President of Finance and Secretary
Joseph Boissy	55	Chief Marketing Officer
James Chambers	52	Senior Vice President and General Manager, Agriculture and Weather Analytics
Todd Kreter	59	Senior Vice President and General Manager, Roadway Sensors
Ramin Massoumi	46	Senior Vice President and General Manager, Transportation Systems

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

(4)
Member of the Finance and Strategy Committee

(5)
Our Bylaws provide that our Chairman of the Board is also an ex-officio member of each of our Board committees.

        Joe Bergera has served as our President and Chief Executive Officer and as a director since September 2015. Prior to joining us, Mr. Bergera served as Group Vice President, Software of Roper Technologies, Inc. (formerly, Roper Industries) since September 2011 and as President of iTradeNetwork, a Roper subsidiary, since August 2013. He was the Executive Vice President and General Manager, Tax Solutions at CCH Wolters Kluwer from March 2011 to September 2011 and served in senior executive positions with Sage Software from 2004 to March 2011, most recently as Executive Vice President, Global CRM. Mr. Bergera holds a B.A. degree in Government from Colby College, an M.B.A. from the Booth School of Business at the University of Chicago and an A.M. in Public Policy from the Harris School of Public Policy at the University of Chicago. Mr. Bergera has over 25 years of experience in technology-related companies and provides extensive management and global software and service industry knowledge to the Board.

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

        Gerard M. Mooney retired from International Business Machines Corporation ("IBM") in March 2014, after serving in a number of senior positions since 2000. Most recently, he served as the Vice President Strategy for IBM's Public Sector from February 2012 until his retirement, as the General Manager, Global Smarter Cities for IBM from November 2011 to February 2012, and as the General Manager, Global Government and Education for IBM from 2008 to November 2011. He served as Vice President of IBM's Venture Capital Group from 2000 to 2008. Before joining IBM, Mr. Mooney held various management positions at Hewlett-Packard Company for six years. Mr. Mooney has extensive operational and financial experience across a broad range of technology-based companies, from start-ups to large public companies, and has considerable experience with the major customers in the professional transportation market. He previously served as a member of the board of directors of the Intelligent Transportation Society of America and is also active in the intelligent search technology, cognitive intelligence, AI, data mining and visualization tools industries. Mr. Mooney currently serves as a director of inno360 and cofounder of Swarm Intelligence LLC formerly theinnovationexchange, which offers SaaS cognitive platforms. He received a B.A. degree in Philosophy from Mount Saint Mary's College, an M.S. degree in Accounting from Georgetown University and an M.B.A. from Yale University. Mr. Mooney has served as a director of Iteris since September 2013 and brings to the Board extensive experience in setting and implementing strategy for both large and small technology organizations, deep category knowledge of the intelligent transportation market, and familiarity with many key customers for intelligent transportation solutions.

        Laura L. Siegal has served as a director since May 15, 2018. Ms. Siegal has been the Chief Financial Officer and a member of the board of directors at Natel Engineering Company, Inc. dba NEO Technology Solutions, a manufacturer of products in the industrial, medical, and aerospace and defense markets, since July 2013. Prior to that, Ms. Siegal served in various financial positions with

Kratos Defense & Security Solutions, Inc. ("Kratos") formerly Wireless Facilities Inc. since 2000, most recently as its Principal Accounting Officer, Vice President and Corporate Controller from April 2006 to July 2013. Kratos is a publicly-traded leading technology, intellectual property, proprietary product and system solution company which provides engineering, information technology and other technical services to government agencies. Throughout her career, she has held a variety of financial management positions in technology and consulting companies including Controller of MEC Analytical Systems. Ms. Siegal is a Certified Public Accountant and received a B.A. degree in Economics from the University of California, San Diego. Ms. Siegal's extensive experience in technology and public agency markets, financial expertise, and demonstrated success with mergers and acquisitions provide important resources in her service on our Board.

        Thomas L. Thomas is the managing partner of T2 Partners, a private management consulting and investment business which he founded in January 2011. In addition, Mr. Thomas served as the Executive Chairman and CEO of International Decision Systems, a provider of software and solutions for the equipment finance market, from September 2009 to January 2011. From 2004 to July 2008, Mr. Thomas was the President and Chief Operating Officer of Global Exchange Services, a provider of business to business EDI and supply chain management solutions. Prior to that, Mr. Thomas served as the President and CEO at several software, analytics and technology companies, including HAHT Commerce, Ajuba Solutions, and Vantive Corporation, and as the first Chief Information Officer for Dell Computer Corporation and 3Com Corporation. Earlier in his career, Mr. Thomas also held various senior executive management positions at Kraft General Foods, Sara Lee Corporation and W. R. Grace. Since July 2017, Mr. Thomas has served as Chairman of the Board of Directors of VIP Software Corporation, a provider of software solutions in the insurance industry. Since 2012, Mr. Thomas has served as a director of Accurate Group, which specializes in the appraisal and title services business where technology has been instrumental in redefining the transaction model for the industry. He has also served on the board of directors of infoGroup, Inc. from January 2009 to July 2010, and served as a director on the boards of a wide range of technology companies, including ATL Products, Vantive Corporation, Interwoven, iManage, FrontRange Solutions, IDS International, and Quofore International. Mr. Thomas has served as a director of Iteris since 1999 and as our Chairman of the Board of Directors since 2016. Mr. Thomas offers to our Board valuable business, leadership and strategic insights obtained through his service as an executive and as a member of the board of directors in a variety of industries and businesses, including a number of leading technology companies, and his experience in working with companies through several stages of their development.

        Mikel H. Williams has served as the Chief Executive Officer and a director of Targus Cayman Holdco Limited, a leading global supplier that designs, develops and sells products for the mobile worker, including laptop cases, docking stations and accessories for mobile electronic devices, since February 2016. Prior to that, Mr. Williams served as the Chief Executive Officer and a director of JPS Industries, Inc., a manufacturer of sheet and mechanically formed glass and aramid substrate materials for the electronics, aerospace, ballistics and general industrial applications, from May 2013 until its sale in July 2015. Mr. Williams was the President, Chief Executive Officer and a director of DDi Corp., a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 to May 2012 and a Senior Vice President and Chief Financial Officer of DDi from November 2004 to October 2005. DDi was sold in May of 2012. He has also served in various management positions with several companies in the technology and professional services related industries. Mr. Williams began his career with PricewaterhouseCoopers as a certified public accountant in the State of Maryland. Mr. Williams also serves as Chairman of the board of directors of Centrus Energy Corp. (formerly USEC Inc.). He was added to USEC's board of directors in October 2013 on the recommendation of certain holders of USEC's convertible senior notes as USEC was considering a bankruptcy restructuring, which was successfully initiated and completed in 2014. Since October 2015, Mr. Williams also serves on the board of directors of B. Riley Financial, Inc. He previously served on the boards of Lightbridge Communications Corporation until it was sold in January 2015, and

Tellabs, Inc. until it was sold in December 2013. Mr. Williams received his B.S. degree in Accounting from the University of Maryland and an M.B.A. from the University of Georgetown. Mr. Williams has served as a director of Iteris since April 2011 and provides the Board with operational and public company experience and valuable strategic insights through his many years of leadership positions in technology-related companies with international operations, as well as valuable knowledge and insights in finance and financial reporting matters.

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

        James Chambers has served as our Senior Vice President and General Manager, Agriculture and Weather Analytics since August 2017. Prior to that, Mr. Chambers served as Chief Executive Officer of Observant, Inc. (acquired by Jain Irrigation, Inc. in February 2017), a provider of agricultural in-field hardware and cloud based applications for precision farm water management, from February 2016 to February 2017. From June 2013 to February 2016, he served as Director of Marketing at Bayer CropScience, a company specialized in agriculture, and lifesciences. Prior to that, Mr. Chambers served in various key management positions at divisions of Deere & Company, including John Deere Water (acquired by FIMI Opportunity Funds in June 2014), a provider of integrated Ag water management solutions, most recently as Director of Global Product Management and Marketing and then as the Director of Global Technology Solutions, from August 2010 to May 2013, and John Deere Agri Services, Inc. (acquired by Constellation Software, Inc. in January 2011), a provider of software solutions for the agricultural supply chain, most recently as the General Manager for the Specialty Crop Business Unit and then as the Director of Marketing, from June 2006 to August 2010. From January 2003 to June 2006, he was Global Business Manager at Valent BioSciences Corporation, a provider of technologies and products for the agricultural, public health, forestry and household markets, and from March 2001 to January 2003, he was Director of Global Sales and Marketing with AgraQuest (acquired by Bayer CropScience in July 2012), a supplier of biological pest management solutions. From 1989 to 2001, Mr. Chambers served in various management positions at Monsanto Company, a provider of agriculture products for farmers, most recently as Business Development Manager and Financial Analyst, then as Marketing Manager Animal Productivity and Market and Sales Manager. Mr. Chambers holds a B.S. degree in Agriculture Business Management and Economics from The Ohio State University.

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

Code of Ethics and Business Conduct

        Our Board has adopted a Code of Ethics and Business Conduct ("Code of Ethics"), which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics is available under the "Corporate Governance" heading on the Investor Relations section of our website at www.iteris.com. We will also provide an electronic or paper copy of the Code of Ethics, free of charge, upon request made to our corporate secretary. If any substantive amendments are made to our Code of Ethics, or if any waiver (including any implicit waiver) of any provision of the Code of Ethics is granted that is required to be disclosed under the rules of the SEC, such amendment or waiver will be disclosed at the same location on our website, or, if required, in a current report on Form 8-K.

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

        For Fiscal 2019, annual cash compensation for non-employee directors was as follows:

Position	Annual Retainer
Chairman of the Board	$65,000
Non-Employee Director (other than the Chairman)	$35,000

        Additional retainers for each non-employee director who served on one or more Board committees in Fiscal 2019 were as follows:

Position	Annual Retainer
Audit Committee
Chair	$12,000
Member	$6,000
Compensation Committee
Chair	$9,000
Member	$4,500
Nominating and Corporate Governance Committee
Chair	$4,000
Member	$2,000
Finance and Strategy Committee
Chair	$9,000
Member	$4,500

        All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our Board and its committees, but they do not receive separate meeting fees.

Annual Equity Compensation

        Non-employee directors are also eligible to receive periodic restricted stock units ("RSUs") under the Company's equity incentive plan then in effect. Each non-employee director shall be granted an annual RSU upon approval of the grant by the Compensation Committee as soon as reasonably practicable following the annual meeting of stockholders at which such director is re-elected. The annual RSU grant to directors shall be worth approximately $40,000 based on the closing price of the Company's common stock on the RSU grant date. Each RSU entitles the holder to receive shares of the Company's common stock upon vesting of those units. Each annual RSU generally vests in full upon the director's completion of one year of service measured from the date of the grant; however, it is expected that future annual RSU grants will vest in full on the annual stockholder meeting date to which the RSU relates. If a non-employee director joins the Board in between annual stockholder meetings, such director would receive an RSU for a pro rata portion of the annual grant, which typically vests in full one year following the grant date.

2019 Director Compensation Table

        The following table sets forth a summary of the compensation earned in Fiscal 2019 by each person who served as a non-employee director during that year:

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Units ($)(2)	Total ($)
Kevin C. Daly, Ph.D.	$50,500	39,998	90,498
Scott E. Deeter	45,500	39,998	85,498
Gerard M. Mooney	42,250	39,998	82,248
Laura L. Siegal(3)	30,722	39,998	70,720
Thomas L. Thomas	78,500	39,998	118,498
Mikel H. Williams	49,000	39,998	88,998

(1)
Represents amounts earned by the directors based on the arrangement described above, which amounts have been prorated for directors who served on such committees for less than a full term.

(2)
The dollar amounts shown represent the grant date fair value of restricted stock unit awards granted in Fiscal 2019 determined in accordance with ASC 718. For each director, the number of units was determined by dividing $40,000 by $4.16, the closing sales price of the Company's common stock on the grant date. At the end of Fiscal 2019, the above-listed directors held options for the following number of shares of common stock: Kevin C. Daly—60,000; Gerard M. Mooney—40,000; and Mikel H. Williams—60,000. At the end of Fiscal 2019, the above listed directors held RSUs for the following number of shares of common stock: Kevin C. Daly—9,615; Scott E. Deeter—9,615; Laura L. Siegal—9,615; Gerard M. Mooney—9,615; Thomas L. Thomas—9,615; and Mikel H. Williams—9,615.

(3)
Ms. Siegal did not join the Board until May 2018, and accordingly, earned pro-rated Board fees in Fiscal 2019.

Director Stock Ownership Guidelines

        Pursuant to stock ownership guidelines adopted by the Board in February 2016 with a five-year phase-in period, members of the Board of Directors are required to own shares of Company common stock having a value equal to or greater than three times their annual cash board retainer, which is currently set at $35,000 per year. Unexercised stock options do not count toward fulfillment of this ownership requirement. Each director will have until the later of (i) February 2021 and (ii) five years from the time he or she is elected to the Board, to meet the stock ownership guidelines.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee. No interlocking relationship exists between any member of the board of directors and any member of the compensation committee (or other committee performing equivalent functions) of any other company. Kevin C. Daly, Ph.D., a member of our Compensation Committee, previously served as our interim Chief Executive Officer from February 2015 to September 2015.

 EXECUTIVE COMPENSATION SUMMARY

        The following is a summary of the compensation policies, plans and arrangements for our executive officers. This summary should be read in conjunction with the Summary Compensation Table and related disclosure set forth below. We are eligible to, and have chosen to, comply with the executive compensation disclosure rules applicable to a "smaller reporting company," as defined in the applicable SEC rules. This section discusses the principles underlying our compensation policies for our executive officers who are named in the "Summary Compensation Table" below, who we refer to as our "named executive officers" or "NEOs" for Fiscal 2019 and who include the following executive officers:

  •
  Joe Bergera, our Chief Executive Officer, President and Director;

  •
  Andrew Schmidt, our Chief Financial Officer, Vice President of Finance and Secretary; and

  •
  James Chambers, our Senior Vice President and General Manager, Agriculture and Weather Analytics.

Compensation Philosophy and Objectives

        Our executive compensation plans and arrangements are overseen and administered by our Compensation Committee, which is comprised entirely of independent directors as determined in accordance with applicable NASDAQ and SEC rules. The Compensation Committee operates under a written charter adopted and reviewed annually by our Board. A copy of this charter is available on our website under our investor relations page on our website at www.Iteris.com under the heading "Corporate Governance." Our philosophy is to provide our named executive officers with compensation that will motivate and retain them, provide them with meaningful incentives to achieve and exceed short-term and long-term corporate objectives set by our Compensation Committee, and align their long-term interests with those of our shareholders. Based on this philosophy, the compensation programs for our named executive officers are designed to achieve the following primary objectives:

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

Impact of 2016 Say-on-Pay Vote

        The most recent stockholder advisory vote on executive officer compensation required under the federal securities laws was held on December 15, 2016. Approximately 81.5% of the total votes cast on such proposal (which excluded broker non-votes) were in favor of the compensation of the named executive officers, as that compensation was disclosed in the various compensation tables and narrative that appeared in the Company's proxy statement dated November 21, 2016. Based on that high level of stockholder approval, the Compensation Committee decided not to make any material changes to the Company's compensation philosophies, policies and practices for the Fiscal 2019 compensation of the named executive officers. Based on the voting preference of the Company's stockholders, advisory votes on executive officer compensation will be conducted every three years. Accordingly, the next advisory vote will be conducted at the 2019 Annual Meeting of Stockholders. The Compensation Committee will continue to take into account each such advisory vote in order to determine whether any subsequent changes to the Company's executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes.

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

        This review generally occurs in the first quarter of each fiscal year at which time the Compensation Committee establishes executive officer base salaries for the following fiscal year, reviews and approves any bonus awards and programs, establishes the performance objectives for our cash based bonus plan, and may grant of equity compensation to the executive officers to ensure their interests are aligned with our stockholders and for retention. [In Fiscal 2019, the Compensation Committee engaged and retained the services of an independent compensation consulting firm, Frederic W. Cook & Co., Inc. ("FWC"), to assist in the review of its executive compensation with respect to our Chief Executive Officer and our Chief Financial Officer. This consultant provided the Compensation Committee with market data and analysis of our total direct compensation for such executive officer positions as compared with the competitive market. FWC reports only to the Compensation Committee and has not performed any other work for the Company since being retained as an independent consultant to the Compensation Committee. As provided in its charter, the Compensation Committee has the authority to determine the scope of FWC's services and may terminate their engagement at any time.]

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

        As part of the review process, our Chief Executive Officer provides our Compensation Committee with recommendations as to the base salary, cash bonus potential and long-term equity incentive award for each of our executive officers other than himself based on that officer's level of responsibility, individual performance and contribution to the attainment of our strategic corporate objectives and market data. Our Compensation Committee takes the Chief Executive Officer's recommendations into consideration in setting named executive officer compensation, but retains complete discretionary authority to make all compensation-related decisions for our named executive officers. Our Compensation Committee makes its compensation decisions with respect to the Chief Executive Officer on the basis of relevant market data furnished by a variety of sources and its subjective assessment of individual performance and contributions to our overall corporate performance. Any decisions regarding our Chief Executive Officer's compensation are made without such officer present.

Compensation Components and Structure

        We utilize three main components in structuring compensation programs for our named executive officers:

  •
  Base salary, which is the only fixed compensation element in the executive compensation program and is primarily used to recruit and retain executive talent and provide an element of economic security from year to year;

  •
  Performance-based cash bonuses that are primarily designed to reward achievement of financial and operational goals; and

  •
  Equity incentive awards designed to ensure long-term retention of our executive talent and align their interests with those of our stockholders.

        We view each component of compensation as related but distinct. It is the practice of our Compensation Committee to allocate a substantial portion of each named executive officer's total compensation to performance and long-term incentive compensation as a result of the philosophy described above. While the Compensation Committee does establish specific performance criteria for its cash-based bonus plan each year, there is no formal pre-established policy for the allocation of compensation between cash and non-cash components or between short-term and long-term components, and there are no pre-established ratios between the compensation of our Chief Executive Officer and that of the other named executive officers. Instead, our Compensation Committee determines the compensation of each named executive officer annually based on its review of the market data, its subjective analysis of that individual's performance and contribution to our financial performance and the other factors identified in the "Annual Review of Cash and Equity Compensation" section above to determine the appropriate level and balance of total compensation. We believe that this approach allows us to tailor compensation for each named executive officer to attract, retain and motivate that executive officer within the parameters of our compensation philosophy.

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

        In July 2018, the Compensation Committee reviewed the base salaries of the named executive officers and established the base salaries for Fiscal 2019 for such officers as is set forth below.

Named Executive Officer	Fiscal 2019 Annual Base Salary
Joe Bergera	$416,000
Andrew Schmidt	362,500
James Chambers	283,750

        Fiscal 2019 Cash-Based Bonus Plan ("2019 Bonus Plan").    Our named executive officers are eligible to receive an annual cash-based bonus under our 2019 Bonus Plan. Each year, our Compensation Committee establishes the performance objectives to be attained and the target bonuses payable based on the level of attainment of the specified goals, which generally include the Company's revenues and operating income for the fiscal year, the revenues and contribution margin of such officer's business unit, and personal objectives set for each officer ("MBOs"). We define "contribution margin" as the business unit's operating income without corporate expense allocations. Corporate operating income and the operating income of each business unit is calculated on a non-GAAP basis to exclude amortization, depreciation, stock-based compensation, goodwill impairment charge, if any, and such other non-cash items that the Compensation Committee, in its sole discretion, believes are not directly indicative of the performance of the Company and the business units.

        The corporate and business unit performance targets and the actual achievement of such objectives for Fiscal 2019 were as follows (dollars in thousands):

Performance Components	No Bonuses At or Below	Target	Maximum	Actual	% Attained
Corporate Revenue	$85,899	$107,374	$123,881	$99,123	92.3%
Corporate Operating Income	(200)	—	(201)	(3,575)	(100)
Roadway Sensors Revenue	41,235	51,544	61,853	43,492	84.4
Roadway Sensors Contribution Margin	8,774	10,968	13,162	7,157	65.3
Transportation Systems Revenue	43,585	54,481	65,377	49,815	91.4
Transportation Systems Contribution Margin	6,390	7,987	9,584	5,907	74.0
Agriculture and Weather Analytics Revenue	4,736	5,920	7,104	5,816	98.2
Agriculture and Weather Analytics Contribution Margin	(8,008)	(6,673)	(5,338)	(5,024)	132.8

        If our performance for Fiscal 2019 exceeded the Company and business unit performance targets set for bonus purposes, the NEOs could have earned an additional bonus of up to 50% of the target bonus award that was not based upon achieving individual objectives. The full 50% additional bonus would have been earned by the NEOs if the Company had achieved the performance goals set forth under the "Maximum" column above. If the Company had achieved performance that was less than the goals set forth under the "Maximum" column but more than the amounts set forth under the "Target" column, the additional bonus payable would have been proportional, or based on the level of the Maximum goal achieved when measured from the Target amount. For example, if the performance had exceeded the Target goal by 25% of the difference between the Maximum and Target amounts, then 25% of the 50% additional bonus relating to such performance goal would have been payable.

        The Compensation Committee typically meets during near the end of the first fiscal quarter of each year to evaluate each NEO's achievement of their respective MBOs and annual bonuses are typically paid out as soon as practicable thereafter.

        The performance objectives, target bonus and actual bonus for each of our named executive officers for Fiscal 2019 were as follows:

Named Executive Officer	Performance Objectives Allocation (%)	2019 Target Bonus ($)	2019 Actual Bonus ($)	% of Target Awarded (%)
Joe Bergera		$312,000	$137,280	44%
Corporate Revenue	40
Corporate Operating Income	40
MBOs	20
Andrew Schmidt		163,125	71,775	44
Corporate Revenue	40
Corporate Operating Income	40
MBOs	20
James Chambers		156,063	131,890	85
Agriculture and Weather Analytics Revenue	30
Agriculture and Weather Analytics Contribution Margin	20
Corporate Revenue	15
Corporate Operating Income	15
MBOs	20

        See "Fiscal 2019 Grant of Plan-Based Awards" below for additional information on Fiscal 2019 cash bonuses.

        Equity Compensation.    Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers and providing an inducement for long-term retention. Our equity component also aligns the interests of our named executive officers with those of our stockholders and focuses their attention on the creation of stockholder value in the form of stock price appreciation. The Compensation Committee uses both stock options and restricted stock units as part of the Company's long-term incentive program for named executive officers, and the relative allocation of such instruments may vary from time to time. The Company believes that there are several advantages of using restricted stock units including ongoing concerns over the dilutive effect of option grants on the Company's outstanding shares, the Company's desire to have a more direct correlation between the compensation expense it must record for financial accounting purposes and the actual value delivered to executive officers, and the fact that the incentive and retention value of a restricted stock unit award is less affected by market volatility than stock options. We believe that the equity-based compensation provides our named executive officers with a direct interest in our long-term performance and creates an ownership culture that establishes a mutuality of interests between our named executive officers and our stockholders.

        Typically, the Compensation Committee provides grant guidelines to our Chief Executive Officer, who in turn will make recommendations back to the Compensation Committee regarding the number of options to be granted to our executive officers. See "Fiscal 2019 Grant of Plan-Based Awards" below for the Fiscal 2019 awards.

Summary Compensation Table

        The following table shows information regarding the compensation earned for the fiscal years ended March 31, 2019, 2018 and 2017 by (i) our Chief Executive Officer, and (ii) our two other most highly compensated executive officers (other than our Chief Executive Officer) who were serving as executive officers as of March 31, 2019. The officers listed below are collectively referred to as the "named executive officers" or "NEOs" in this proxy statement:

Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)		All Other Compensation(3)	Total
Joe Bergera	2019	$412,894		$—		$421,425	$137,280		$17,118	$988,716
Chief Executive Officer	2018	396,648		—		649,328	180,000		8,848	1,234,825
and President	2017	399,816		—		328,362	354,000	(4)	3,594	1,085,772
Andrew Schmidt	2019	358,670		—		159,205	71,775		12,792	602,442
Chief Financial Officer,	2018	346,138		15,000	(4)	259,731	94,035		8,683	723,587
Vice President of Finance	2017	346,790		—		164,181	161,970		8,118	681,059
and Secretary
James Chambers	2019	282,399		—		188,085	131,890		10,385	612,759
Senior Vice President	2018	195,322	(5)	—		322,425	65,541		5,616	589,004
and General Manager, Agriculture and Weather Analytics

(1)
The dollar amounts shown represent the grant date fair value of stock options granted during the applicable fiscal year determined pursuant to the Black-Scholes-Merton option pricing formula. For a discussion of valuation assumptions used in the calculations, see Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report. See also our discussion of stock-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Part II, Item 7 of this report. The options have an exercise price equal to the closing sales price of our common stock as of the grant date and vest in equal annual installments over four years and are not exercisable until vested.

(2)
The amounts shown in this column constitute the cash bonuses paid to each named executive officer based on the attainment of certain pre-established management's objectives. These awards are discussed in further detail under "Fiscal 2019 Cash-Based Bonus Plan" below.

(3)
Except as otherwise noted, represents 401(k) plan employer contributions paid by us.

(4)
Represents a discretionary cash bonus.

(5)
Mr. Chambers was hired in August 2017 at an annual salary of $275,000. The Fiscal 2018 salary represents the amount earned by Mr. Chambers from his hire date through the end Fiscal 2018.

Fiscal 2019 Grant of Plan-Based Awards

        The table below sets forth information with respect to awards granted to the named executive officers under our annual non-equity incentive compensation plan and our 2016 Omnibus Incentive Plan in Fiscal 2019, which constitute all of the plan-based awards granted to our named executive officers in Fiscal 2019.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Number of Securities Underlying Options or Stock Units (#)
							Grant Date Fair Value of Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)(1)		Awards ($/share)
Joe Bergera	12/10/2018	$—	$312,000	$468,000	225,000	$4.16	$421,405
Andrew Schmidt	12/10/2018	—	163,125	244,688	85,000	4.16	159,197
James Chambers	12/10/2018	—	156,063	234,095	70,000	4.16	131,104
	6/11/2018				25,000	4.85	56,987

(1)
Reflects the amount payable upon achievement of the management objectives described under the heading "Fiscal 2019 Cash-Based Bonus Plan" above.

(2)
The dollar amounts shown represent the grant date fair value of stock options granted during the applicable fiscal year determined pursuant to the Black-Scholes-Merton option pricing formula. For a discussion of valuation assumptions used in the calculations, see Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report. See also our discussion of stock-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Part II, Item 7 of this report.

Outstanding Equity Awards at 2019 Fiscal Year End

        The following table sets forth the outstanding equity awards held by each named executive officer as of March 31, 2019. None of the NEOs held outstanding RSUs at the end of Fiscal 2019.

	Option Awards(1)
Name	Number of Securities Underlying Outstanding Options (#) Exercisable	Number of Securities Underlying Outstanding Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Joe Bergera	1,012,500	337,500	$2.38	09/23/15	09/22/25
Chief Executive Officer, President and	75,000	75,000	4.91	03/03/17	03/02/27
Director	62,500	187,500	5.52	02/16/18	02/15/28
	—	225,000	4.16	12/10/18	12/09/28
Andrew Schmidt	100,000	—	1.79	03/16/15	03/15/25
Chief Financial Officer, Vice President of	56,250	18,750	2.37	11/02/15	11/01/25
Finance and Secretary	37,500	37,500	4.91	03/03/17	03/02/27
	25,000	75,000	5.52	02/16/18	02/15/28
	—	85,000	4.16	12/10/18	12/09/28
James Chambers	25,000	75,000	5.90	08/17/17	08/16/27
Senior Vice President and General	6,250	25,000	5.52	02/16/18	02/15/28
Manager, Agriculture and Weather	—	25,000	4.85	06/11/18	06/10/28
Analytics	—	70,000	4.16	12/10/18	12/09/28

(1)
All options vest in four equal annual installments following the date of grant. The vesting of equity awards held by the named executive officers is subject to each officers continued service with the Company, and is subject to acceleration under certain circumstances as discussed under the heading "Employment Agreements; Termination of Employment and Change in Control Arrangements" below.

Fiscal 2019 Option Exercises and Stock Vesting Table

        No options were exercised by the NEOs and no stock awards issued with a vesting period vested during Fiscal 2019.

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

  Joe Bergera

        In connection with his hiring, we entered into an employment agreement with Joe Bergera, our Chief Executive Officer, dated September 8, 2015, pursuant to which Mr. Bergera will receive an annual base salary of $385,000, which may be increased from time to time at the discretion of the Compensation Committee. Mr. Bergera will also be eligible to participate in our executive bonus plan as then in effect and his potential bonus for each year will be established annually by the Board or a committee of the Board, provided that the bonus potential for Fiscal 2016 was $300,000, of which $150,000 was a signing bonus payable on January 31, 2016 provided that Mr. Bergera was employed by the Company as of such date. The agreement is for an initial term of three years and will renew for successive one year periods until September 2025 unless either we or Mr. Bergera provide written notice of non-renewal at least 30 days prior to the end of the initial term or renewal term, as applicable.

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

  James Chambers

        We entered into a retention incentive agreement and retention bonus agreement, both effective June 4, 2019, with James Chambers, our Senior Vice President and General Manager, Agriculture and Weather Analytics. Pursuant to the retention bonus agreement, Mr. Chambers will receive a one-time cash award of $426,000 on June 4, 2021, if Mr. Chambers is still employed by us. The payment of the cash bonus will accelerate if Mr. Chambers' employment is terminated without cause or by Mr. Chambers for good reason, as those terms are defined in the retention bonus agreement. In addition, pursuant to the retention incentive agreement, if we achieve certain strategic business goals while he remains employed by us, Mr. Chambers will receive a cash award equal to 0.9 times his base salary or 1.5 times his base salary.

  Iteris, Inc. Amended and Restated Executive Severance Plan

        The Iteris, Inc. Executive Severance Plan (the "Severance Plan") was adopted on February 5, 2018 and amended and restated effective on June 4, 2019 (the "Severance Plan"). Each individual employed by the Company or its subsidiary, who is an officer subject to Section 16 of the Securities Exchange Act of 1934, as amended, and who is not otherwise covered by an employment agreement that includes severance terms, is eligible to receive severance payments under the Severance Plan upon certain qualifying terminations of employment (the "Eligible Employees"). Eligible Employees for the purposes of the Severance Plan is limited to a select group of management or highly compensated employees within the meaning of the Employee Retirement Income Security Act of 1974, as amended.

        The Severance Plan provides Eligible Employees with severance payments in the event that an Eligible Employee's employment with the Company or its subsidiaries is terminated either (a) by the Company without Cause not in connection with a Change of Control ("Non-CIC Qualifying Termination") or (b) if in connection with or within 12 months following a Change of Control, which, for Eligible Employees employed by that business, includes a divestiture of a material business, by the Eligible Employee for Good Reason (as such terms are defined in the Severance Plan) or by the Company without Cause (a "CIC Qualifying Termination").

        Non-CIC Qualifying Termination.    Upon a Non-CIC Qualifying Termination, an Eligible Employee will be eligible to receive the following:

  •
  A cash payment equal to the Eligible Employee's annual base salary, payable in substantially equal installment payments over the one-year period following termination, in accordance with the Company's normal payroll practices; and

  •
  Reimbursement for the Eligible Employee's monthly COBRA premiums for the 12-month period following termination or until the Eligible Employee receives substantially similar medical coverage from another employer.

        CIC Qualifying Termination.    Upon a CIC Qualifying Termination, an Eligible Employee will be eligible to receive the following:

  •
  A cash payment equal to the Eligible Employee's annual base salary, payable in a lump sum on the next payroll date after the 61st day following termination; and

  •
  Reimbursement for the Eligible Employee's monthly COBRA premiums for the 12-month period following, or until the Eligible Employee receives substantially similar medical coverage from another employer.

        The severance payments are subject to the Eligible Employee's execution of a severance agreement within 60 days following termination that includes a release of claims and certain non-solicitation, confidentiality, and non-disparagement restrictions.

        The Company may amend or terminate the Severance Plan at any time by providing at least 90 days' advance written notice to each participant, provided that no such amendment or termination that has the effect of reducing or diminishing the right of any participant will be effective unless one year's advance written notice is provided to participants, and such amendment or termination will not be effective if a Change of Control occurs during the one-year notice period.

Indemnification of Directors and Officers

        Under Section 145 of the Delaware General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law, and our bylaws require us to advance litigation expenses upon receipt of an undertaking by the director or officer. If it is ultimately determined that the director or officer is not entitled to indemnification, the director or officer is required to repay such advances. The bylaws further provide that rights conferred under such bylaws do not exclude any other right such persons may have or acquire under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

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

Compensation Committee Report

        The Compensation Committee has reviewed and discussed with management the discussion and analysis of the compensation of our named executive officers as disclosed in this Annual Report under the heading "Compensation Discussion and Analysis." Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Common Stock Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of May 31, 2019, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(2)
BlackRock, Inc.(3)	1,956,032	5.9%
Joe Bergera(4)	1,150,000	3.3
Andrew Schmidt(5)	218,750	*
James Chambers(6)	31,250	*
Todd Kreter(7)	146,111	*
Ramin Massoumi(8)	125,425	*
Joseph Boissy(9)	56,250	*
Kevin C. Daly, Ph.D.(10)	497,166	1.5
Scott E. Deeter	12,394	*
Gerard M. Mooney(11)	53,934	*
Laura L. Siegal	4,180	*
Thomas L. Thomas(12)	137,934	*
Mikel H. Williams(13)	83,934	*
All executive officers and directors as a group (12 persons)(13)	2,517,328	7.2

*
Less than 1%.

(1)
The address of each of the directors and officers is 1700 Carnegie Avenue, Suite 100, Santa Ana, CA 92705.

(2)
Based on 33,388,696 shares of common stock outstanding as of May 31, 2019. Shares of common stock subject to options or warrants which are exercisable within 60 days of May 31, 2019 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation. In addition to the shares held in the individual's name, the number of shares indicated also includes shares held for the benefit of the named person under our 401(k) plan.

(3)
Pursuant to a Schedule 13G filed on February 4, 2019 with the SEC, BlackRock, Inc. reported that through the following subsidiaries, it has sole dispositive and voting power with respect to 1,956,032 shares: BlackRock Advisors, LLC, BlackRock Fund Advisors; BlackRock Institutional Trust Company, National Association; BlackRock Financial Management, Inc. and BlackRock Investment Management, LLC. The address for BlackRock Inc. is 55 East 52nd Street, New York, NY 10005.

(4)
Consists of 1,150,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(5)
Consists of 218,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(6)
Consists of 31,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(7)
Consists of (i) 33,303 shares held directly, (ii) 308 shares held by Mr. Kreter's IRA and (iii) 112,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(8)
Consists of (i) 31,624 shares held by the Massoumi Family Trust; (ii) 2,551 shares held by Mr. Massoumi's IRA and (iii) 91,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(9)
Consists of 56,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(10)
Consists of (i) 420,165 shares held by the Daly Family Trust, of which Dr. Daly is a trustee, (ii) 10,788 shares held directly by Dr. Daly, (iii) 6,113 shares held by Dr. Daly's IRA, (iv) 100 shares held by Dr. Daly's spouse; and (v) 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(11)
Consists of (i) 13,934 shares held directly by Mr. Mooney and (ii) 40,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(12)
Consists of (i) 20,788 shares held directly by Mr. Thomas and (ii) 117,146 shares held by Mr. Thomas's Trust.

(13)
Consists of (i) 10,000 shares held by Mr. Williams' IRA; (ii) 8,146 shares held by Mr. Williams' family trust, (iii) 5,788 shares held directly by Mr. Williams and (iv) 60,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

(13)
Includes 1,820,000 shares issuable upon exercise of options held by the executive officers and directors as a group that are currently exercisable or will become exercisable within 60 days after May 31, 2019.

Equity Compensation Plans

        The following table provides information as of March 31, 2019 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)
Equity Compensation Plans Approved by Security Holders
2007 Omnibus Incentive Plan	2,268,750	(1)	$2.22	(2)	—
2016 Omnibus Incentive Plan	2,877,842	(3)	$4.90	(4)	2,761,082
Equity Compensation Plans Not Approved by Security Holders
None
Total	5,146,592(1	)(3)	$3.70	(5)	2,761,082

(1)
Includes 7,500 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder's period of continued service.

(2)
Calculated without taking into account the 7,500 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

(3)
Includes 104,342 shares of our common stock subject to RSUs that entitle each holder to one share of common stock for each such unit that vests over the holder's period of continued service.

(4)
Calculated without taking into account the 104,342 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

(5)
Calculated without taking into account the 111,842 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without the payment of any additional consideration or exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

        Since April 1, 2015, other than the agreements and transactions described in "Item 11. Executive Compensation" and the transactions described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013 and on August 11, 2016. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of March 31, 2019, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess' capital stock.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

        Deloitte & Touche LLP ("Deloitte") has been our principal independent accounting firm since October 2015. The table below reflects the aggregate fees billed by Deloitte in Fiscal 2019 and Fiscal 2018 for the following services:

	Year Ended March 31,
Fee Category	2019	2018
Audit fees	$914,000	$916,000
Audit related fees	30,000	190,000
Tax fees	—	—
All other fees	—	—

Total fees	$944,000	$1,106,000

        Audit Fees.    Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements for the applicable fiscal year and review of our consolidated financial statements included in our quarterly reports on Form 10-Q, Form 10-K and other regulatory filings for such fiscal year.

        Audit Related Fees.    Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reporting under "Audit Fees." Audit related fees for Fiscal 2019 were related to the adoption of ASC 842. Audit related fees billed for Fiscal 2018 were related to the review our registration statements on Form S-3 and Form S-8 as well as fees related to the adoption of ASC 606.

        Tax Fees.    Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees billed by Deloitte for Fiscal 2019 or Fiscal 2018.

        All Other Fees.    There were no fees were billed by Deloitte in Fiscal 2019 or Fiscal 2018 for any other services.

Audit Committee Pre-Approval Policies and Procedures

        All engagements for services by Deloitte or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis, non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by Deloitte for Fiscal 2019 and Fiscal 2018.

        The Audit Committee reviewed and discussed the services, in addition to the auditor services, rendered by Deloitte during Fiscal 2019, as well as the fees paid for such services, and has determined that the provision of such other services by Deloitte, and the fees paid for such services, were compatible with maintaining Deloitte's independence.

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

  3.
  Exhibits.

        The following table sets forth the exhibits either filed herewith or incorporated herein by reference:

Exhibit Index

Exhibit Number	Description	Reference
3.1	Restated Certificate of Incorporation of the registrant as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 15, 2018
3.2	Restated Bylaws of the registrant, as amended through August 6, 2018	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 7, 2018
4.1	Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004
10.1	Form of Indemnity Agreement entered into by the registrant and certain of its officers and directors	Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988
10.2	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10- K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004
10.3	Office Lease, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007
10.4	First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.

Exhibit Number		Description	Reference
10.5		Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.	Filed herewith
10.6		Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Filed herewith
10.7	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018
10.8	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012
10.9	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012
10.10	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010
10.11	*	Amended and Restated 2016 Omnibus Incentive Plan	Exhibit 99.1 to registrant's Registration Statement on Form S-8 (File No. 333-228210) as filed with the SEC on November 6, 2018.
10.12	*	Form of Restricted Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No.333-216407) as filed with the SEC on March 2, 2017
10.13	*	Form of Form of Notice of Grant of Stock Option and form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No.333-216407) as filed with the SEC on March 2, 2017
10.14		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013
10.15		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.
10.16	*	Employment Agreement dated March 9, 2015 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on March 15, 2015

Exhibit Number		Description	Reference
10.17	*	Amendment 1 to Employment Agreement dated June 12, 2017 between Iteris, Inc. and Andrew Schmidt	Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 13, 2017.
10.18	*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015
10.19		Separation Agreement and General Release dated March 29, 2018 between Iteris, Inc. and Thomas N. Blair	Exhibit 99.1 to Amendment No. 1 to the registrant's Current Report on Form 8-K as filed with the SEC on April 5, 2018
10.20	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Filed herewith
10.21	*	Retention Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Filed herewith.
10.22	*	Incentive Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm, dated June 6, 2019	Filed herewith
24		Power of Attorney	Filed herewith (included on the Signature page)
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

Exhibit Number	Description	Reference
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

*
Indicates a contract, compensatory plan or arrangement in which directors or executive officers of the registrant are eligible to participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2019	ITERIS, INC. (Registrant)
	By	/s/ JOE BERGERA Joe Bergera Chief Executive Officer (Principal Executive Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA Joe Bergera	Director, President and Chief Executive Officer (principal executive officer)	June 6, 2019
/s/ ANDREW C. SCHMIDT Andrew C. Schmidt	Chief Financial Officer (principal financial and accounting officer)	June 6, 2019
/s/ THOMAS L. THOMAS Thomas L. Thomas	Chairman of the Board	June 6, 2019
/s/ LAURA L. SIEGAL Laura L. Siegal	Director	June 6, 2019

Signature	Title	Date

/s/ KEVIN C. DALY, PH.D Kevin C. Daly, Ph.D	Director	June 6, 2019
/s/ GERARD M. MOONEY Gerard M. Mooney	Director	June 6, 2019
/s/ SCOTT E. DEETER Scott E. Deeter	Director	June 6, 2019
/s/ MIKEL WILLIAMS Mikel Williams	Director	June 6, 2019