Form 10-Q
period 2019-06-30
ITERIS, INC.
filed 2019-08-08
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2019, there were 40,490,358 shares of our common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. CheckPoint™, ClearAg®, ClearGuide™, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart®, IMFocus™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, PedTrax®, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), UCRLink™, Vantage®, VantageLive!™, Vantage Next®, VantagePegasus®, VantageRadius™, Vantage Vector®, Velocity®, VersiCam™ and WeatherPlot® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except par values)

	June 30,	March 31,
	2019	2019

Assets
Current assets:
Cash and cash equivalents	$15,234	$7,071
Short-term investments	20,189	1,935
Trade accounts receivable, net of allowance for doubtful accounts of $546 and $539 at June 30, 2019 and March 31, 2019, respectively	16,479	16,929
Unbilled accounts receivable	6,755	6,487
Inventories	2,389	2,916
Prepaid expenses and other current assets	1,675	1,367
Total current assets	62,721	36,705
Property and equipment, net	1,883	1,965
Right-of-use assets, net	12,992	—
Intangible assets, net	3,255	3,286
Goodwill	15,150	15,150
Other assets	954	849
Total assets	$96,955	$57,955

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,518	$9,441
Accrued payroll and related expenses	8,023	6,536
Accrued liabilities	3,540	2,370
Deferred revenue	4,491	4,883
Total current liabilities	24,572	23,230
Deferred rent	—	455
Lease liabilities	12,144	—
Deferred income taxes	65	65
Unrecognized tax benefits	152	150
Total liabilities	36,933	23,900
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2019 and March 31, 2019
Issued and outstanding shares - 39,620 at June 30, 2019 and 33,377 at March 31, 2019	3,962	3,338
Additional paid-in capital	169,175	142,260
Accumulated deficit	(113,115)	(111,543)
Total stockholders’ equity	60,022	34,055
Total liabilities and stockholders’ equity	$96,955	$57,955

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2019	2018

Product revenues	$14,517	$11,918
Service revenues	12,090	13,557
Total revenues	26,607	25,475
Cost of product revenues	8,495	6,494
Cost of service revenues	7,705	8,789
Total cost of revenues	16,200	15,283
Gross profit	10,407	10,192
Operating expenses:
Selling, general and administrative	10,068	9,630
Research and development	1,844	2,089
Amortization of intangible assets	66	65
Total operating expenses	11,978	11,784
Operating loss	(1,571)	(1,592)
Non-operating income (expense):
Other income (expense), net	(10)	15
Interest income, net	33	39
Loss from operations before income taxes	(1,548)	(1,538)
Provision for income taxes	(24)	(41)
Net loss	$(1,572)	$(1,579)

Net loss per share - basic and diluted	$(0.05)	$(0.05)

Shares used in basic per share calculations	34,268	33,201
Shares used in diluted per share calculations	34,268	33,201

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(1,572)	$(1,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Right-of-use assets non-cash expense	423	—
Deferred income taxes	2	2
Depreciation of property and equipment	198	265
Stock-based compensation	602	522
Amortization of intangible assets	247	265
Changes in operating assets and liabilities, net of effects of discontinued operation:
Accounts receivable	450	(3,662)
Unbilled accounts receivable and deferred revenue, net	(660)	(944)
Inventories	527	125
Prepaid expenses and other assets	(413)	(35)
Accounts payable, accrued expenses, and other liabilities	8	3,015
Net cash used in operating activities	(188)	(2,026)

Cash flows from investing activities
Purchases of property and equipment	(116)	(229)
Purchases of investments	(20,179)	(3,705)
Maturities of investments	1,925	357
Capitalized software development costs	(216)	(82)
Net proceeds from sale of discontinued operation	—	107
Net cash used in investing activities	(18,586)	(3,552)

Cash flows from financing activities
Proceeds from stock option exercises	14	41
Proceeds from ESPP purchases	172	165
Proceeds from issuance of common stock, net of costs	26,751	—
Net cash provided by financing activities	26,937	206
Increase (decrease) in cash and cash equivalents	8,163	(5,372)
Cash and cash equivalents at beginning of period	7,071	10,152
Cash and cash equivalents at end of period	$15,234	$4,780

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$42	$49

Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$43	$—

See accompanying notes.

Iteris, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	33,186	$3,318	$139,722	$(103,519)	$39,521
Adoption of ASU 2014-09 (see Note 1)	—	—	—	(208)	(208)
Stock option exercises	17	2	39	—	41
Issuance of shares pursuant to Employee Stock Purchase Plan	36	4	161		165
Stock-based compensation	—	—	522	—	522
Net loss				(1,579)	(1,579)
Balance at June 30, 2018	33,239	$3,324	$140,444	$(105,306)	$38,462

Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Stock option exercises	10	1	13	—	14
Issuance of shares pursuant to Employee Stock Purchase Plan	48	5	167		172
Stock-based compensation	—	—	602	—	602
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	2	—	—	—	—
Issuance of common stock in connection with public offering	6,183	618	26,133	—	26,751
Net loss				(1,572)	(1,572)
Balance at June 30, 2019	39,620	$3,962	$169,175	$(113,115)	$60,022

Iteris, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

1.                                    Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiary, ClearAg, Inc., in this report as “Iteris”, the “Company”, “we”, “our”, and “us”) is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, agriculture service providers and other agribusinesses use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. As a pioneer in intelligent transportation systems (‘‘ITS’’) technology for more than two decades, our intellectual property, products, software-as-a-service (‘‘SaaS’’) offerings and weather forecasting systems offer a comprehensive range of ITS solutions to our customers throughout the U.S. and internationally. In the digital agriculture market, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on roads and lands. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the agriculture market with our smart content and digital agriculture platform, and always exploring strategic alternatives intended to optimize the value of all of our businesses. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.

Recent Developments

On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company’s common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.  The Company used approximately $6,185,000 of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of Albeck Gerken, Inc. (“AGI”), a privately-held professional transportation engineering services firm headquartered in Tampa, Florida (see Note 11, Subsequent Event), and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Iteris, Inc. and its subsidiary, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Fiscal 2019”), filed with the SEC on June 6, 2019. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2020 (“Fiscal 2020”) or any other periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include revenue recognition, the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves and other contingencies, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of inventories, the valuation of purchased intangible assets and goodwill, the valuation of investments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate stock-based compensation.

Revenue Recognition

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 10, Business Segment Information, for our revenue by reportable segment.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.

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

We currently have, and historically have had, a diverse customer base. For the three months ended June 30, 2019, no individual customer represented greater than 10% of our total revenues, and for the three months ended June 30, 2018, one individual customer represented approximately 29% of our total revenues. As of June 30, 2019, and March 31, 2019, no individual customer represented greater than 10% of our total accounts receivable.

Fair Values of Financial Instruments

The fair value of cash equivalents, receivables, accounts payable and accrued expenses approximate carrying value because of the short period of time to maturity. Our investments are measured at fair value on a recurring basis.

The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by ASC 820 contains three levels as follows:

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

Investments

The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 — Investments — Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 3 — Fair Value Measurements). As of June 30, 2019, all of our investments are available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Allowance for Doubtful Accounts

The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. We also maintain an allowance based on our historical collections experience. When we determine that collection is not likely, we write off accounts receivable against the allowance for doubtful accounts

Inventories

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

Goodwill and Long-Lived Assets

We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of June 30, 2019, we determined that there were no impairment indicators for goodwill.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of June 30, 2019, there was no impairment to our long-lived and intangible assets.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of June 30, 2019, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

Comprehensive Loss

The difference between net loss and comprehensive loss was de minimis for the three months ended June 30, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either “finance” or “operating,” with classification affecting the pattern of expense recognition in the income statement. This update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. As a result of the adoption of ASU 2016-02, on April 1, 2019, the Company recognized (a) an operating lease liability of $14.2 million, which represents the present value of our remaining lease payments and (b) a related right-of-use asset of $13.4 million. In addition, the Company derecognized approximately $827,000 of deferred rent liability. The adoption of ASU 2016-02 did not have a material impact on the Company’s statement of operations, cash flows, or stockholders’ equity. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to April 1, 2019. See Note 6, Right-of-Use Assets and Lease Liabilities, for additional details.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurements (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our unaudited consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our unaudited consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2019	2019
	(In thousands)
Materials and supplies	$1,431	$1,517
Work in process	104	356
Finished goods	854	1,043
	$2,389	$2,916

Property and Equipment, net

The following table presents details of our property and equipment, net:

	June 30,	March 31,
	2019	2019
	(In thousands)
Equipment	$6,537	$6,444
Leasehold improvements	2,939	2,939
Accumulated depreciation	(7,593)	(7,418)
	$1,883	$1,965

Depreciation expense was approximately $198,000 and $265,000 for the three months ended June 30, 2019 and 2018, respectively.

Intangible Assets

There are no indefinite lived intangible assets on our unaudited consolidated balance sheets. The following table presents details of our net intangible assets:

	June 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Technology	$1,856	$(1,856)	$—	$1,856	$(1,856)	$—
Customer contracts / relationships	750	(750)	—	750	(750)	—
Trade names and non-compete agreements	1,110	(1,110)	—	1,110	(1,110)	—
Capitalized software development costs	5,984	(2,729)	3,255	5,768	(2,482)	3,286
Total	$9,700	$(6,445)	$3,255	$9,484	$(6,198)	$3,286

Amortization expense for intangible assets subject to amortization was approximately $247,000 and $265,000 for the three months ended June 30, 2019 and 2018, respectively. Approximately $181,000 and $200,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $66,000 and $65,000 was recorded to amortization expense for the three months ended June 30, 2019 and 2018, respectively, in the unaudited consolidated statements of operations.

As of June 30, 2019, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2020	$730
2021	657
2022	442
2023	295
2024	266
Thereafter	865
$3,255

Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Balance at beginning of fiscal year	$461	$403
Additions charged to cost of sales	265	335
Warranty claims	(223)	(210)
Balance at end of period	$503	$528

Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Numerator:
Net loss	$(1,572)	$(1,579)

Denominator:
Weighted average common shares used in basic computation	34,268	33,201
Dilutive stock options	—	—
Dilutive restricted stock units	—	—
Weighted average common shares used in diluted computation	34,268	33,201

Net loss per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss from continuing operations per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)

Stock options	5,061	4,169
Restricted stock units	125	148

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2019 or March 31, 2019. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at June 30, 2019 and March 31, 2019. The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$4,106	$—	$—	$4,106
Subtotal	4,106	—	—	4,106

Level 2:
Commercial paper	8,429	(7)	—	8,422
Corporate notes and bonds	2,325	(1)	—	2,324
US Treasuries	4,500	(2)	—	4,498
US Government agencies	4,948	(3)	—	4,945
Subtotal	20,202	(13)	—	20,189

Total	$24,308	$(13)	$—	$24,295

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$3,338	$—	$—	$3,338
Subtotal	3,338	—	—	3,338

Level 2:
Corporate notes and bonds	1,434	(1)	—	1,433
US Treasuries	502	—	—	502
Subtotal	1,936	(1)	—	1,935

Total	$5,274	$(1)	$—	$5,273

4.                                      Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended June 30, 2019 was approximately $24,000, or (1.2%) of pre-tax loss as compared with an expense of approximately $41,000, or (2.7%) of pre-tax loss for the three months ended June 30, 2018.

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

5.                                      Commitments and Contingencies

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

Related Party Transaction

We previously subleased office space to Maxxess Systems, Inc. (“Maxxess”), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013, August 11, 2016 and on August 11, 2018. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of June 30, 2019, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

6.                                      Right-of-Use Assets and Lease Liabilities

We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2027. Certain lease agreements contain renewal options from 1 to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

We determine if an arrangement contains a lease at inception and determine the classification of the lease, as either operating or finance, at commencement.

Right-of-use assets and lease liabilities are recorded based on the present value of future lease payments which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term. Finance leases incur interest expense using the effective interest method in addition to amortization of the leased asset on straight-line basis, both over the applicable lease term. Lease terms may factor in options to extend or terminate the lease.

We adhere to the short-term lease recognition exemption for all classes of assets (i.e. facilities and equipment). As a result, leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In addition, for certain equipment leases, we account for lease and non-lease components, such as services, as a single lease component as permitted.

Through March 31, 2019, we recognized rent expense related to operating leases on a straight-line basis over the lease term and, accordingly, recorded the difference between rent payments and rent expense as a deferred rent liability. Effective April 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases, or ASC 842.

The table below presents lease-related assets and liabilities recorded on the unaudited consolidated balance sheet as follows:

	Classification	June 30, 2019
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets, net	$12,992

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$1,686
Operating lease liabilities (long-term)	Lease liabilities	12,144
Total lease liabilities		$13,830

Lease Costs

We recorded approximately $598,000 of lease costs in on our unaudited consolidated statements of operations for the three months ended June 30, 2019. The Company currently has no variable lease costs.

Supplemental Information

The table below presents supplemental information related to operating leases during the three months ended June 30, 2019 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$587
Right-of-use assets obtained in exchange for new operating lease liabilities	43
Weighted average remaining lease term	7.8 years
Weighted average discount rate	5.0%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of June 30, 2019:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2020	$1,761
2021	2,277
2022	2,070
2023	1,974
2024	1,941
Thereafter	6,726
Total lease payments	16,749
Less imputed interest	(2,919)
Present value of future lease payments	13,830
Less current obligations under leases	(1,686)
Long-term lease obligations	$12,144

Disclosure Related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of March 31, 2019, were as follows:

Fiscal Year Ending March 31,
(In thousands)
2020	$2,408
2021	2,150
2022	1,981
2023	548
2024	177
Thereafter	—
Total minimum lease payments	$7,264

7.                                      Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At June 30, 2019, there were approximately 2.7 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.0 million as of June 30, 2019.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2019	5,035	$3.70
Granted	—	—
Exercised	(10)	1.41
Forfeited	(9)	4.54
Expired	—	—
Options outstanding at June 30, 2019	5,016	$3.70

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2019 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2019	112
Granted	—
Vested	—
Forfeited	(2)
RSUs outstanding at June 30, 2019	110

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited consolidated statements of operations:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Cost of revenues	$41	$35
Selling, general and administrative expense	503	427
Research and development expense	58	60
Total stock-based compensation expense	$602	$522

At June 30, 2019, there was approximately $4.3 million and $277,000 of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 1.9 years for stock options and 1.3 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Other Stock-Based Compensation Plans

We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. In June 2019 and June 2018, in the first offering period of Fiscal 2020 and 2019, 48,439 and 35,808 shares were purchased, respectively.  The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.

8.                                      Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three months ended June 30, 2019 and 2018, we did not repurchase any shares. From inception of the program in August 2011 through June 30, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2019, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of June 30, 2019, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

9.                                      Investments

Our investments consisted of the following:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$4,106	$—	$—	$4,106
Short-term investments	20,202	(13)	—	20,189
Total	$24,308	$(13)	$—	$24,295

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$3,338	$—	$—	$3,338
Short-term investments	1,936	(1)	—	1,935
Total	$5,274	$(1)	$—	$5,273

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2019.

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

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes: Iteris Signal Performance Measures (“SPM”), ClearGuide, and iPeMS, our performance measurement and information management solution as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW Plus, CheckPoint, UCRLink and inspect.

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

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1 — Description of Business and Summary of Significant Accounting Policies). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human resources, marketing, compliance costs and certain administrative expenses, as well as interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers. Our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews financial information at the operating segment level. Our CODM does not review assets by segment in his resource allocation, and therefore, assets by segment are not disclosed below.

The following table sets forth selected unaudited consolidated financial information for our reportable segments for the three months ended June 30, 2019 and 2018:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended June 30, 2019
Product revenues	$12,771	$1,746	$—	$14,517
Service revenues	37	10,613	1,440	12,090
Total revenues	$12,808	$12,359	$1,440	$26,607
Segment income (loss)	2,332	1,566	(1,035)	2,863

Three Months Ended June 30, 2018
Product revenues	$10,801	$1,117	$—	$11,918
Service revenues	59	12,067	1,431	13,557
Total revenues	$10,860	$13,184	$1,431	$25,475
Segment income (loss)	1,833	1,358	(1,142)	2,049

The following table reconciles total segment income (loss) to unaudited consolidated loss from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Segment income (loss):
Total income from reportable segments	$2,863	$2,049
Unallocated amounts:
Corporate and other expenses	(4,368)	(3,576)
Amortization of intangible assets	(66)	(65)
Other income (expense), net	(10)	15
Interest income, net	33	39
Loss from operations before income taxes	$(1,548)	$(1,538)

11.                               Subsequent Event

On July 2, 2019, the Company completed the acquisition of Albeck Gerken, Inc., a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando (FL), Virginia Beach (VA) and Chadds Ford (PA). Pursuant to a Stock Purchase Agreement dated June 10, 2019 among the Company, AGI and the stockholders of AGI (the “Selling Shareholders”), the Company acquired all of the outstanding capital stock of AGI from the selling Shareholders for an aggregate purchase price of $10,720,000, payable in cash and stock, of which 114,943 shares are being held in escrow for 18 months to secure performance of indemnification and other post-closing obligations of the Selling Shareholders. The Company has agreed to grant up to $1,744,200 in retention bonuses to the Selling Shareholders payable in the form of restricted stock (valued at $5.22 per share), and up to $570,000 in retention cash bonuses to other employees, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition.

AGI is expected to operate as a wholly-owned subsidiary of the Company as part of the Transportation Systems business.  AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay.  With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients. AGI is expected to expand the Company’s geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region.

Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.

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

Overview

Albeck Gerken Acquisition

On July 2, 2019, the Company completed the acquisition of Albeck Gerken, Inc. (“AGI”), a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando (FL), Virginia Beach (VA) and Chadds Ford (PA).  Pursuant to a Stock Purchase Agreement dated June 10, 2019 among the Company, AGI and the stockholders of AGI (the “Selling Shareholders”), the Company acquired all of the outstanding capital stock of AGI from the selling Shareholders for an aggregate purchase price of $10,720,000, payable in cash and stock, of which 114,943 shares are being held in escrow for 18 months to secure performance of indemnification and other post-closing obligations of the Selling Shareholders. The Company has agreed to grant up to $1,710,000 in retention bonuses to the Selling Shareholders payable in the form of restricted stock (valued at $5.22 per share), and up to $570,000 in retention cash bonuses to other employees, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition.

AGI is expected to operate as a wholly-owned subsidiary of the Company as part of the Transportation Systems business.  AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay.  With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients.  AGI’s revenues for the year ended December 31, 2018 was $8.1 million. AGI is expected to expand the Company’s geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI’s typical contracts are fixed fee for traffic operations professional engineering services focused on transportation systems management and operations. See Note 11, Subsequent Event, of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the AGI acquisition.

Underwritten Public Offering

On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company’s common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.  The Company used approximately $6,185,000 of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of AGI, and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.

Operating Segments

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

The Transportation Systems segment includes traffic engineering and consulting services focused on the planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportations Systems segment also includes our performance measurement and management solutions, Iteris Signal Performance Measures (“SPM”), Iteris ClearGuide and iPeMS—a state-of-the-art information management software suite that provides prescriptive data insights to help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This segment also includes our advanced traveler information system solutions, as well as our commercial vehicle operations and vehicle safety compliance platforms, known as ‘‘CVIEW-Plus,’’ ‘‘CheckPoint,’’ ‘‘UCRLink’’ and ‘‘inspect.’’ These platforms support state-based commercial vehicle operations by storing and distributing intrastate and interstate commercial vehicle information for local, state and federal agencies’ roadside and enforcement operations.

The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance application, and ClearAg, our digital agriculture platform. ClearPath Weather is a web-based solution, which includes a suite of tools that apply data assimilation and modeling technologies to assess weather conditions for customizable route/site weather and pavement forecasting, and render winter road maintenance recommendations for state agencies, municipalities and commercial companies to improve roadway maintenance decisions. Our ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. The ClearAg Platform delivers validation tools for ag inputs, irrigation, field readiness, and harvest solutions giving growers, researchers and other agribusinesses access to a comprehensive database of historical, real-time and forecasted weather, soil and plant health information, as well as other information on crop growth. Companies use the ClearAg Platform to simulate field conditions and determine how new products may perform on a crop given certain weather and soil conditions. Growers and agribusinesses leverage the ClearAg Platform to determine the best times to plant, spray, fertilize, irrigate, and harvest crops.

See Note 10, Business Segment Information, of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

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

Recent Accounting Pronouncements

Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Results of Operations

The following table sets forth unaudited statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018

Product revenues	54.6%	46.8%
Service revenues	45.4	53.2
Total revenues	100.0	100.0
Cost of product revenues	31.9	25.5
Cost of service revenues	29.0	34.5
Total cost of revenues	60.9	60.0
Gross margin	39.1	40.0
Operating expenses:
Selling, general and administrative	37.8	37.8
Research and development	6.9	8.2
Amortization of intangible assets	0.2	0.3
Total operating expenses	44.9	46.3
Operating loss	(5.8)	(6.3)
Non-operating income (expense):
Other income (expense), net	(0.0)	0.1
Interest income, net	0.1	0.2
Loss from operations before income taxes	(5.7)	(6.0)
Provision for income taxes	(0.1)	(0.2)
Net loss	(5.8)%	(6.2)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three months ended June 30, 2019 and 2018:

	Three Months Ended		$
	June 30,		Increase	%
	2019	2018	(Decrease)	Change
	(In thousands, except percentages)
Product revenues	$14,517	$11,918	$2,599	21.8%
Service revenues	12,090	13,557	(1,467)	-10.8%
Total revenues	$26,607	$25,475	$1,132	4.4%

Product revenues for the three months ended June 30, 2019 increased 21.8% to $14.5 million, compared to $11.9 million in the corresponding period in the prior year, primarily due to an increase in Roadway Sensors sales from our distribution of certain

OEM products for the traffic intersection market. Service revenues for the three months ended June 30, 2019 decreased 10.8% to $12.1 million, compared to $13.6 million in the corresponding period in the prior year, primarily due to lower Transportation Systems traffic engineering service revenues as a result of the transition from being the prime contractor on certain large contracts awarded in Fiscal 2016, to the sub-contracting party, coupled with the timing of backlog fulfilment on certain other projects. Total revenues for the three months ended June 30, 2019 increased 4.4% to $26.6 million, compared to $25.5 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 17.9% increase in Roadway Sensors, offset by a 6.3% decrease in Transportation Systems revenues. Agriculture and Weather Analytics revenues were relatively flat compared to the prior period.

Roadway Sensors revenues for the three months ended June 30, 2019 included approximately $12.8 million in product revenues and approximately $37,000 of service revenues, reflecting an increase in total revenues of approximately $1.9 million or 17.9%, compared to the corresponding prior year period. The increase in Roadway Sensors revenues during the three months ended June 30, 2019 was primarily due to higher unit sales from our distribution of certain OEM products for the traffic intersection market, which increased approximately $1.5 million or 227% to approximately $2.2 million in the current quarter. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products by providing a more comprehensive suite of traffic solutions for our customers.  Going forward, we plan to grow revenues by focusing on our core domestic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended June 30, 2019 included approximately $10.6 million of service revenues, and approximately $1.7 million of sales of third-party products purchased for installation under certain construction-type contracts. Total revenues for the three months ended June 30, 2019 were approximately $12.4 million, which reflected a decrease of approximately $825,000 or 6.3%, compared to the corresponding period in the prior year. The decreases during the three months ended June 30, 2019 was primarily due to the transition from being the prime contractor to a sub-contractor on certain large contracts awarded in Fiscal 2016, and the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $17.4 million of new backlog during the first quarter of Fiscal 2020. Transportation Systems backlog increased to approximately $49.5 million as of June 30, 2019, compared to approximately $40.7 million as of June 30, 2018. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended June 30, 2019 included no product revenue and approximately $1.4 million of service revenues, largely consisting of subscription revenues, reflecting an increase of approximately $9,000 or 0.7%, compared to the corresponding period in the prior year. We plan to continue to focus on commercial opportunities in the digital agriculture technology markets by offering APIs, software applications, content, and modeling services to provide analytics and decision support services that leverage our digital weather, soil and agronomic content and applications.

Gross Profit.  The following tables present details of our gross profit for the three months ended June 30, 2019 and 2018:

	Three Months Ended		$
	June 30,		Increase	%
	2019	2018	(Decrease)	Change
	(In thousands, except percentages)
Product gross profit	$6,022	$5,424	$598	11.0%
Service gross profit	4,385	4,768	(383)	(8.0)%
Total gross profit	$10,407	$10,192	$215	2.1%

Product gross margin	41.5%	45.5%
Service gross margin	36.3%	35.2%
Total gross margin	39.1%	40.0%

Our product gross margin for the three months ended June 30, 2019 decreased approximately 400 basis points, as compared to the corresponding period in the prior year, primarily due to an increase in our Roadway Sensors OEM sales in the current quarter, which typically yields lower gross margins than our Roadway Sensors core video detection products. Our service gross margin for the three months ended June 30, 2019 increased approximately 110 basis points, as compared to the corresponding periods in the prior year, primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our workforce.

Our total gross margin for the three months ended June 30, 2019 decreased approximately 90 basis points as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between the Roadway Sensors and Transportation Systems segments, as Roadway Sensors OEM sales generally yield lower total gross margins than our other segments. As such, the decrease in our Transportation Systems total revenues from approximately 51.8% of total revenues for the three months ended June 30, 2018 to approximately 46.5% of total revenues for the three months ended June 30, 2019 was a primary contributor to our increase in total gross margin.

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

Selling, General and Administrative Expense. Selling, general and administration expense for the three months ended June 30, 2019 increased approximately 4.5% to $10.1 million, compared to $9.6 million for the three months ended June 30, 2018. The overall increase was primarily due to expenses related to the acquisition of AGI, as well as increased bid/proposal activities in Transportations Systems in the current period. In connection with the AGI acquisition completed in July 2019, we added more than 40 employees, which is expected to increase our selling, general and administrative expense in Fiscal 2020.

Research and Development Expense.  Research and development expense for the three months ended June 30, 2019 decreased approximately 11.7% to $1.8 million, compared to $2.1 million for the three months ended June 30, 2018. The overall decrease was primarily due to certain development costs for our Iteris ClearGuide offering that were capitalized into intangible assets in the current period.

We plan to continue to invest in the development of our ClearAg and ClearPath Weather solutions, our ClearGuide software offering. In addition, we intend to continue to invest in further enhancements and functionality in our Vantage products family.

During Fiscal 2020, we successfully released Iteris ClearGuide, our state-of-the-art mobility intelligence platform, designed to help transportation agencies achieve safer, more efficient mobility for their networks. During Fiscal 2018, we successfully released Iteris SPM, our cloud-based signal performance measures application. In Fiscal 2017, we released our VantageLive! platform as well as a number of generally available advisory applications, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the unaudited consolidated balance sheets; in both the current and prior year periods; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $66,000 and $65,000 for the three months ended June 30, 2019 and 2018, respectively.

Interest Income, Net

Net interest income was approximately $33,000 and $39,000 for the three months ended June 30, 2019 and 2018, respectively.

Income Taxes.

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended June 30, 2019 was approximately $24,000, or (1.2%) of pre-tax loss as compared with an expense of approximately $41,000, or (2.7%) of pre-tax loss for the three months ended June 30, 2018.

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

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations with a combination of cash flows from operations and the sale of equity securities. We expect to continue to rely on cash flows from operations and our cash reserves to fund our operations, which we believe to be sufficient to fund our operations for at least the next twelve months. However, we may need or choose to raise additional capital to fund potential future acquisitions and our future growth. We may raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders may experience significant dilution, and any equity securities that may be issued may have rights senior to our existing stockholders. There is no assurance that we will be able to secure additional funding on a timely basis, on terms acceptable to us, or at all.

At June 30, 2019, we had $38.1 million in working capital, which included $15.2 million in cash and cash equivalents, as well as $20.2 million in short-term investments. This compares to working capital of $13.5 million at March 31, 2019, which included $7.1 million in cash and cash equivalents as well as $1.9 million in short-term investments.

The following table summarizes our cash flows for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
Net cash provided by (used in):	2019	2018
	(In thousands)
Operating activities	$(188)	$(2,026)
Investing activities	(18,586)	(3,552)
Financing activities	26,937	206

Operating Activities.  Cash used in our operations for the three months ended June 30, 2019 was primarily the result of approximately $1.5 million in non-cash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $88,000 from changes in working capital and our net loss of approximately $1.6 million.

Cash used in our operations for the three months ended June 30, 2018 was primarily the result of approximately $1.1 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $1.5 million from changes in working capital coupled with our net loss of approximately $1.6 million.

Investing Activities.  Net cash used in our investing activities during the three months ended June 30, 2019 was primarily the result of purchases of approximately $20.2 million of short-term investments and approximately $116,000 of property and equipment, as well as approximately $216,000 of capitalized software development, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $1.9 million in proceeds from the sale and maturity of short-term investment.

Net cash used in our investing activities during the three months ended June 30, 2018 was primarily the result of purchases of approximately $3.7 million of short-term investments and approximately $229,000 of property and equipment, as well as approximately $82,000 of capitalized software development, primarily in the Roadway Sensors business segments related to VantageLive! developments. These investments were partially offset by approximately $357,000 in proceeds from the sale and maturity of short-term investment and approximately $107,000 in proceeds from the last earn out payment related to the sale of the assets of the Vehicle Sensors segment in 2011.

Financing Activities.  Net cash provided by financing activities during the three months ended June 30, 2019 was the result of approximately $26.8 million of proceeds from the issuance of common stock in connection with the public offering, net of costs, described in the Overview section above.  In addition, there was $172,000 of cash proceeds from the purchase of ESPP shares and approximately $14,000 of cash proceeds from the exercises of stock options. Net cash provided by financing activities during the three months ended June 30, 2018 was the result of approximately $165,000 of cash proceeds from the purchase of ESPP shares and approximately $41,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements

We did not have any material off balance sheet arrangements at June 30, 2019.

Seasonality

We have historically experienced seasonality, particularly with respect to our Roadway Sensors segment, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally affected the most by inclement weather. We have also experienced seasonality, particularly with respect to our Transportation Systems segment, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours. In addition, we have experienced some seasonality related to certain ClearPath Weather services, which adversely impacts such sales in our first and second fiscal quarters, mainly because these services are generally not required during Spring and Summer months when weather conditions are comparatively milder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulations S-K.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 5, Commitments and Contingencies, under the heading “Litigation and Other Contingencies” of the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For additional discussion of risks associated with any legal proceedings, see “Risk Factors” below.

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

Because we depend on government contracts and subcontracts, we face additional risks related to contracting with federal, state and local governments, including budgetary issues and fixed price contracts, that could adversely impact our future revenues and profitability.

A significant portion of our revenues is derived from contracts with governmental agencies, either as a general contractor, sub-contractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:

•                  delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government, delays in the expenditures from the federal highway bill and delays or reductions in other state and local funding dedicated for transportation and ITS projects;

•                  other government budgetary constraints, cut-backs, delays or reallocation of government funding, including without limitation, changes in the administration and repeal of government purchasing programs;

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

Our Agriculture and Weather Analytics technologies may not be broadly accepted in the agricultural market segment.

The application of data analytics to the agricultural market is relatively new and has required us to invest, and is expected to continue to require us to invest, in additional research and development, and sales and marketing without any guarantee of a commensurate increase in revenues. The offering of our Agriculture and Weather Analytics products and services and introduction of any new capabilities of our Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. We cannot assure you that seed and crop protection companies or other agribusinesses in this market will appreciate the value proposition of our offering or that our Agriculture and Weather Analytics products and services (as well as any new capabilities for such products and services) for this market will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand and appreciate the benefit of our offering or chooses not to adopt our technologies, the financial results of our Agriculture and Weather Analytics segment will be adversely affected.

We may not be able to achieve profitability on a quarterly or annual basis in the future.

For Fiscal 2019. Fiscal 2018, and Fiscal 2017, we had net losses of approximately $7.8 million, $3.5 million and $4.8 million, respectively, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

We recently completed the acquisition of AGI and plan to continue to explore acquiring additional complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

•                  obsolescence of certain parts and components from time to time that may require re-engineering or certain portions of our product;

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

We have historically experienced volatility in our earnings and cash flows from operations from year to year. We have filed a registration statement on a Form S-3, utilizing a “shelf” registration process, and may consider a new equity financing in the future. Should the credit markets further tighten or our business declines, we may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional equity or debt financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms when needed, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

If our security measures are breached and unauthorized access is obtained to our customer’s personal and/or proprietary data in connection with our web-based and mobile application solutions and services, we may suffer various negative impacts, including a loss of customer and market confidence, loss of customer loyalty, and significant liability to our customers and to individuals or businesses whose information was being stored.

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

Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may adversely affect our growth in the current fiscal year and in future years. This situation is exacerbated by pressure from agency customers to contain our costs, while salaries for highly skilled employees are on the rise. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain such employees, that could impair our ability to perform our contractual obligations, meet our customers’ needs, win new business, and adversely affect our future results. Likewise, the future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. The future success of our Agriculture and Weather Analytics segment will depend on our ability to hire additional software developers, qualified engineers and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning (“ERP”) system. These disruptions could negatively impact our sales, increase our expenses and/or significantly harm our reputation.

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

As of June 30, 2019, the value of securities available for sale within our investment portfolio was $20.2 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

•                  timing of backlog fulfillment;

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

•                  our ability to raise additional capital;

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

We have in the past experienced, and may from time to time in the future continue to experience parts shortages or unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. We have historically used and continue to use single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Our Roadway Sensors products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales and costs will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap if for any reason our contract manufacturers were unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins. Further, the federal government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source components for our Roadway Sensors products. Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect the financial performance of our Roadway Sensors business. Similarly, these actions could result in cost increases or supply chain delays that impact third party products (e.g. steel poles) which could lead our customers to delay or cancel planned purchases by our products.

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

The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2016 through June 30, 2019, our common stock has traded at prices as low as $2.20 per share and as high as $7.91 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Certain provisions of our certificate of incorporation could make it difficult for a third party to influence or acquire us, even though that might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. For example, under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In addition, our bylaws contain provisions governing the ability of stockholders to submit proposals or make nominations for directors.

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

For the three months ended June 30, 2019, we did not repurchase any shares. As of June 30, 2019, there was approximately $1.7 million of remaining funds available under the stock repurchase program. From inception of the program in August 2011 through June 30, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2019, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of June 30, 2019, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit Number	Description	Where Located
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2019	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)