Form 10-Q
period 2019-09-30
ITERIS, INC.
filed 2019-11-07
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 40,575,532 shares of our common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc., CheckPoint™, ClearAg®, ClearGuide™, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart®, IMFocus™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, PedTrax®, Pegasus™, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), UCRLink™, Vantage®, VantageLive!™, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity®, VersiCam™ and WeatherPlot® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par values)

	September 30,	March 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$9,457	$7,071
Short-term investments	20,011	1,935
Trade accounts receivable, net of allowance for doubtful accounts of $541 and $539 at September 30, 2019 and March 31, 2019, respectively	16,414	16,929
Unbilled accounts receivable	8,287	6,487
Inventories	2,542	2,916
Prepaid expenses and other current assets	2,209	1,367
Total current assets	58,920	36,705
Property and equipment, net	2,178	1,965
Right-of-use assets	13,558	—
Intangible assets, net	6,884	3,286
Goodwill	20,590	15,150
Other assets	1,110	849
Total assets	$103,240	$57,955

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$11,811	$9,441
Accrued payroll and related expenses	6,430	6,536
Accrued liabilities	3,609	2,370
Deferred revenue	5,387	4,883
Total current liabilities	27,237	23,230
Deferred rent	—	455
Lease liabilities	12,577	—
Deferred income taxes	69	65
Unrecognized tax benefits	127	150
Total liabilities	40,010	23,900
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000
Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2019 and March 31, 2019 Issued and outstanding shares - 40,571 at September 30, 2019 and 33,377 at March 31, 2019	4,057	3,338
Additional paid-in capital	174,475	142,260
Accumulated deficit	(115,302)	(111,543)
Total stockholders’ equity	63,230	34,055
Total liabilities and stockholders’ equity	$103,240	$57,955

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Product revenues	$13,795	$12,412	$28,312	$24,330
Service revenues	14,087	12,005	26,177	25,562
Total revenues	27,882	24,417	$54,489	$49,892
Cost of product revenues	7,551	6,902	16,046	13,396
Cost of service revenues	8,947	7,854	16,652	16,643
Total cost of revenues	16,498	14,756	32,698	30,039
Gross profit	11,384	9,661	21,791	19,853
Operating expenses:
Selling, general and administrative	11,518	9,080	21,586	18,710
Research and development	1,986	1,912	3,830	4,001
Amortization of intangible assets	231	65	297	130
Total operating expenses	13,735	11,057	25,713	22,841
Operating loss	(2,351)	(1,396)	(3,922)	(2,988)
Non-operating income:
Other income, net	117	18	107	33
Interest income	48	41	81	80
Loss from operations before income taxes	(2,186)	(1,337)	(3,734)	(2,875)
Provision for income taxes	(1)	(4)	(25)	(45)
Net loss	$(2,187)	$(1,341)	$(3,759)	$(2,920)

Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)

Shares used in basic per share calculations	40,493	33,242	37,397	33,221
Shares used in diluted per share calculations	40,493	33,242	37,397	33,221

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(3,759)	$(2,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Right-of-use assets non-cash expense	772	—
Deferred income taxes	(19)	(23)
Depreciation of property and equipment	420	463
Stock-based compensation	1,395	1,025
Amortization of intangible assets	634	550
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,420	(2,536)
Unbilled accounts receivable and deferred revenue, net	(949)	(1,041)
Inventories	374	(481)
Prepaid expenses and other assets	(942)	330
Accounts payable, accrued expenses, and other liabilities	491	(646)
Net cash used in operating activities	(163)	(5,279)

Cash flows from investing activities
Purchases of property and equipment	(276)	(392)
Purchases of investments	(21,251)	(4,079)
Maturities of investments	3,175	2,988
Capitalized software development costs	(522)	(211)
Cash paid in business acquisition, net of cash acquired	(5,581)	—
Net proceeds from sale of discontinued operation	—	107
Net cash used in investing activities	(24,455)	(1,587)

Cash flows from financing activities
Proceeds from stock option exercises	81	51
Proceeds from ESPP purchases	172	165
Tax withholding payments for net share settlements of restricted stock units	—	(4)
Proceeds from issuance of common stock, net of costs	26,751	—
Net cash provided by financing activities	27,004	212
Increase (decrease) in cash and cash equivalents	2,386	(6,654)
Cash and cash equivalents at beginning of period	7,071	10,152
Cash and cash equivalents at end of period	$9,457	$3,498

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$54	$62

Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$95	$—
Issuance of common stock in connection with acquisition	4,535	—

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

	For the Three and Six Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Stock option exercises	10	1	13	—	14
Issuance of shares pursuant to Employee Stock Purchase Plan	48	5	167		172
Stock-based compensation	—	—	602	—	602
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	2	—	—	—	—
Issuance of common stock in connection with public offering, net of costs	6,183	618	26,133	—	26,751
Net loss	—	—	—	(1,572)	(1,572)
Balance at June 30, 2019	39,620	3,962	169,175	(113,115)	60,022
Stock option exercises	23	2	65	—	67
Stock-based compensation			793	—	793
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	59	6	(6)	—	—
Issuance of common stock in connection with acquisition	869	87	4,448	—	4,535
Net loss	—	—	—	(2,187)	(2,187)
Balance at September 30, 2019	40,571	$4,057	$174,475	$(115,302)	$63,230

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

	For the Three and Six Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	33,186	$3,318	$139,722	$(103,519)	$39,521
Adoption of ASU 2014-09 (see Note 1)	—	—	—	(208)	(208)
Stock option exercises	17	2	39	—	41
Issuance of shares pursuant to Employee Stock Purchase Plan	36	4	161		165
Stock-based compensation	—	—	522	—	522
Net loss				(1,579)	(1,579)
Balance at June 30, 2018	33,239	3,324	140,444	(105,306)	38,462
Stock option exercises	5	—	10	—	10
Stock-based compensation			503	—	503
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	2	—	(4)		(4)
Net loss				(1,341)	(1,341)
Balance at September 30, 2018	33,246	$3,324	$140,953	$(106,647)	$37,630

See accompanying notes.

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

1.                                    Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. (“AGI”), in this report as “Iteris”, the “Company”, “we”, “our”, and “us”) is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, agriculture service providers and other agribusinesses use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. As a pioneer in intelligent transportation systems (“ITS”) technology for more than two decades, our intellectual property, products, software-as-a-service (“SaaS”) offerings and weather forecasting systems offer a comprehensive range of ITS solutions to our customers throughout the U.S. and internationally. In the digital agriculture market, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on roads and lands. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the agriculture market with our smart content and digital agriculture platform, and always exploring strategic alternatives intended to optimize the value of all of our businesses. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.

Recent Developments

On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company’s common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.  The Company used approximately $6.2 million of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida (see Note 9, Acquisition), and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Fiscal 2019”), filed with the SEC on June 6, 2019. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three- and six-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2020 (“Fiscal 2020”) or any other periods.

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

Service revenues also include revenues derived from maintenance support and the use of the Company’s service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. In SaaS agreements, we provide a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation. In product-related contracts, a purchase order may cover different products, each constituting a separate performance obligation.

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

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net in our unaudited condensed consolidated balance sheet at their net estimated realizable value.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented as unbilled accounts receivable on the accompanying unaudited condensed consolidated balance sheet. For example, we would record a contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones.

Our contract assets and refund liabilities are reported in a net position on a contract basis at the end of each reporting period. Refund liabilities are consideration received in advance of the satisfaction of performance obligations.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.

Deferred Revenue

Deferred revenue in the accompanying unaudited condensed consolidated balance sheets is comprised of refund liabilities related to billings and consideration received in advance of the satisfaction of performance obligations.

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

We currently have, and historically have had, a diverse customer base. For the three months ended September 30, 2019, one individual customer represented 10% of our total revenues and for the six months ended September 30, 2019, no individual customer represented greater than 10% of our total revenues. For the three and six months ended September 30, 2018, one individual customer represented approximately 12% and 15%, respectively, of our total revenues. As of September 30, 2019, and March 31, 2019, no individual customer represented greater than 10% of our total accounts receivable.

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

Investments

The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 — Investments — Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 3 — Fair Value Measurements). As of September 30, 2019, all of our investments are available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Goodwill and Long-Lived Assets

We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of September 30, 2019, we determined that there were no impairment indicators for goodwill.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. As of September 30, 2019, there was no impairment to our long-lived and intangible assets.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of September 30, 2019, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

Stock-Based Compensation

We record stock-based compensation in our unaudited condensed consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options and restricted stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. While utilizing this model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Shipping and Handling Costs

Shipping and handling costs are included as cost of revenues in the period during which the products ship.

Sales Taxes

Sales taxes are presented on a net basis (excluded from revenues) in the unaudited condensed consolidated statements of operations.

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

Comprehensive Loss

The difference between net loss and comprehensive loss was de minimis for the three and six months ended September 30, 2019 and 2018.

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurements (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our unaudited condensed consolidated financial statements.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	September 30,	March 31,
	2019	2019
	(In thousands)
Materials and supplies	$1,234	$1,517
Work in process	71	356
Finished goods	1,237	1,043
	$2,542	$2,916

Property and Equipment, net

The following table presents details of our property and equipment, net:

	September 30,	March 31,
	2019	2019
	(In thousands)
Equipment	$6,985	$6,444
Leasehold improvements	3,008	2,939
Accumulated depreciation	(7,815)	(7,418)
	$2,178	$1,965

Depreciation expense was approximately $222,000 and $420,000 for the three and six months ended September 30, 2019, respectively.  Depreciation expense was approximately $198,000 and $463,000 for the three and six months ended September 30, 2018, respectively.

Intangible Assets

There are no indefinite lived intangible assets on our unaudited condensed consolidated balance sheets. The following table presents details of our net intangible assets:

	September 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Technology	$1,856	$(1,856)	$—	$1,856	$(1,856)	$—
Customer contracts / relationships	4,250	(896)	3,354	750	(750)	—
Trade names and non-compete agreements	1,320	(1,127)	193	1,110	(1,110)	—
Capitalized software development costs	6,289	(2,952)	3,337	5,768	(2,482)	3,286
Total	$13,715	$(6,831)	$6,884	$9,484	$(6,198)	$3,286

Amortization expense for intangible assets subject to amortization was approximately $387,000 and $634,000 for the three and six months ended September 30, 2019, respectively. Amortization expense for intangible assets subject to amortization was approximately $285,000 and $550,000 for the three and six months ended September 30, 2018, respectively. Approximately $157,000 and $337,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $231,000 and $297,000 was recorded to amortization expense for the three and six months ended September 30, 2019, respectively, in the consolidated statements of operations.  Approximately $220,000 and $420,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $65,000 and $130,000 was recorded to amortization expense for the three and six months ended September 30, 2018, respectively, in the consolidated statements of operations.

As of September 30, 2019, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2020	$864
2021	1,412
2022	1,198
2023	967
2024	849
Thereafter	1,594
$6,884

Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Six Months Ended
	September 30,
	2019	2018
	(In thousands)
Balance at beginning of fiscal year	$461	$403
Additions charged to cost of sales	372	409
Warranty claims	(338)	(330)
Balance at end of period	$495	$482

Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Numerator:
Net loss	$(2,187)	$(1,341)	$(3,759)	$(2,920)

Denominator:
Weighted average common shares used in basic computation	40,493	33,242	37,397	33,221
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted computation	40,493	33,242	37,397	33,221

Net loss per share:
Basic	$(0.05)	$(0.04)	$(0.10)	$(0.09)

Diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Stock options	5,039	4,152	5,050	4,161
Restricted stock units	438	137	282	143

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2019 or March 31, 2019. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at September 30, 2019 and March 31, 2019. The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	Cash and cash equivalents	Short-term investments
	(In thousands)
Level 1:
Money market funds	$4,429	$—	$—	$4,429	$4,429	$—
Subtotal	4,429	—	—	4,429	4,429	—

Level 2:
Commercial paper	7,225	1	—	7,226	—	7,226
Corporate notes and bonds	3,314	1	—	3,315	—	3,315
US Treasuries	4,495	1	—	4,496	—	4,496
US Government agencies	4,973	1	—	4,974	—	4,974
Subtotal	20,007	4	—	20,011	—	20,011

Total	$24,436	$4	$—	$24,440	$4,429	$20,011

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	Cash and cash equivalents	Short-term investments
	(In thousands)
Level 1:
Money market funds	$3,338	$—	$—	$3,338	$3,338	$—
Subtotal	3,338	—	—	3,338	3,338	—

Level 2:
Corporate notes and bonds	1,434	(1)	—	1,433	—	1,433
US Treasuries	502	—	—	502	—	502
Subtotal	1,936	(1)	—	1,935	—	1,935

Total	$5,274	$(1)	$—	$5,273	$3,338	$1,935

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2019.

4.                                      Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended September 30, 2019 was approximately $1,000, or (0.05%) of pre-tax loss as compared with an expense of approximately $4,000, or (0.3%) of pre-tax loss for the three months ended September 30, 2018.  Income tax expense for the six months ended September 30, 2019 was approximately $25,000, or (0.67%) of pre-tax loss as compared with an expense of approximately $45,000, or (1.5%) of pre-tax loss for the six months ended September 30, 2018.

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

5.                                      Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic and agricultural industries, the Company is, and may in the future from time to time, be involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, the Company is not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s unaudited condensed consolidated results of operations, financial position or cash flows.

Related Party Transaction

We previously assumed a sublease for office space occupied by Maxxess Systems, Inc. (“Maxxess”) after our predecessor company sold Maxxess Systems in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013, August 11, 2016 and on August 11, 2018. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. If authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of September 30, 2019, approximately $146,000 of the original principal balance was outstanding and payable to Iteris and is due August 10, 2020. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

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

Through March 31, 2019, we recognized rent expense related to operating leases on a straight-line basis over the lease term and, accordingly, recorded the difference between rent payments and rent expense as a deferred rent liability. Effective April 1, 2019, we adopted ASU 2016-02, Leases, or ASC 842.

The table below presents lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet as follows:

	Classification	September 30, 2019
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$13,558

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$1,854
Operating lease liabilities (long-term)	Lease liabilities	12,577
Total lease liabilities		$14,431

Lease Costs

We recorded approximately $651,000 and $1,249,000 of lease costs in on our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2019, respectively. The Company currently has no variable lease costs.

Supplemental Information

The table below presents supplemental information related to operating leases during the six months ended September 30, 2019 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$743
Right-of-use assets obtained in exchange for new operating lease liabilities	95
Weighted average remaining lease term	7.4
Weighted average discount rate	5.0%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of September 30, 2019:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2020	$1,274
2021	2,508
2022	2,328
2023	2,195
2024	2,137
Thereafter	6,859
Total lease payments	17,301
Less imputed interest	(2,870)
Present value of future lease payments	14,431
Less current obligations under leases	(1,854)
Long-term lease obligations	$12,577

Disclosure Related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of March 31, 2019, were as follows:

Fiscal Year Ending March 31,
(In thousands)
2020	$2,408
2021	2,150
2022	1,981
2023	548
2024	177
Thereafter	—
Total minimum lease payments	$7,264

7.             Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At September 30, 2019, there were approximately 2.7 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.0 million as of September 30, 2019.

Stock Options

A summary of activity with respect to our stock options for the six months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2019	5,035	$3.70
Granted	—	—
Exercised	(33)	2.34
Forfeited	(14)	4.39
Expired	—	—
Options outstanding at September 30, 2019	4,988	$3.70

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2019 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2019	112
Granted	327
Vested	(61)
Forfeited	(2)
RSUs outstanding at September 30, 2019	376

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Cost of revenues	$41	$35	$82	$69
Selling, general and administrative expense	694	432	1,197	859
Research and development expense	58	37	116	97
Total stock-based compensation expense	$793	$504	$1,395	$1,025

At September 30, 2019, there was approximately $3.8 million and $1.7 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 1.7 years for stock options and 2.6 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

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

8.             Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and six months ended September 30, 2019 and 2018, we did not repurchase any shares. From inception of the original stock repurchase program in August 2011 through September 30, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2019, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of September 30, 2019, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

9.             Acquisition

On July 2, 2019, the Company completed the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando (FL), Virginia Beach (VA) and Chadds Ford (PA). AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay.  With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients.  AGI is expected to expand the Company’s geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI’s typical contracts are for traffic operations professional engineering services focused on transportation systems management and operations.

Pursuant to a Stock Purchase Agreement dated June 10, 2019 among the Company, AGI and the stockholders of AGI (the “Selling Shareholders”), the Company acquired all of the outstanding capital stock of AGI from the Selling Shareholders for an aggregate purchase price of $10.8 million, after working capital adjustments, payable in cash and stock, of which 114,943 shares are being held in escrow for 18 months to secure performance of indemnification and other post-closing obligations of the Selling Shareholders.

Since the date of acquisition AGI operated as a wholly-owned subsidiary of the Company, as part of the Transportation Systems segment, and contributed approximately $1.7 million of service revenue and $54,000 of segment income.

The acquisition of AGI has been accounted for as a business combination. We estimated the preliminary fair values of net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The fair values of net assets acquired were based upon preliminary valuations. Our estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist in determining the fair values of the net assets and deferred income taxes acquired during the measurement period.

The following tables summarize the preliminary purchase price allocation (in thousands) as of July 2, 2019:

Cash	$664
Trade accounts receivable	905
Unbilled accounts receivable	347
Right-of-use assets	863
Property and equipment	357
Intangible assets	3,710
Goodwill	5,440
Other assets	161
Total assets acquired	12,447

Accounts payable	(378)
Accrued payroll and related expenses	(426)
Lease liabilities	(863)
Total liabilities assumed	(1,667)

Total purchase price	$10,780

The fair values of the remaining AGI assets and liabilities noted above approximate their carrying values at July 2, 2019. There was no difference between the fair value of trade accounts receivables and the gross contractural value of those receivables.  There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of AGI is included within the Company’s Transportation Systems reporting unit and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationships and non-compete agreements, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company utilized the with and without method to derive the fair value of the non-compete agreement. The Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Varying discount rates were applied to the projected net cash flows and EBITDA as applicable to valuation methodology. We believe the assumptions are representative of those a market participant would use in estimating fair value.

The following table presents the fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$3,500	6
Non-compete agreement	210	3
Total intangible assets assumed	$3,710

Acquisition-Related Costs

In connection with the acquisition, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $570,000 in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the three and six months ended September 30, 2019, the Company recorded approximately $325,000 as stock based compensation and salaries expense to selling, general and administrative expense in the unaudited condensed consolidated statements of operations, related to these bonuses. Additionally, approximately $440,000 and $596,000, in acquisition related professional fees was recorded to selling, general and administrative expense for the three and six months ended September 30, 2019, respectively, in the unaudited condensed consolidated statements of operations.

Pro Forma Financial Information

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and AGI for the three- and six-month periods ended September 30, 2019 and 2018, as if the acquisition of AGI had been completed on April 1, 2018. There was no pro forma impact during the three months ended September 30, 2019. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets and increased salaries expense related to the retention bonuses.The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and AGI. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of April 1, 2018, nor are they intended to represent or be indicative of future results of operations:

	Three months ended	Six months ended
	September 30,	September 30,
	2018	2019	2018
	(In thousands, except per share amounts)
Pro forma revenue	$26,162	$56,705	$53,635
Pro forma net loss	(1,463)	(3,924)	(3,112)

Pro forma loss per common share:
Basic	(0.04)	(0.10)	(0.09)
Diluted	(0.04)	(0.10)	(0.09)

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

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes: Iteris Signal Performance Measures (“SPM”), our advanced traveler information system solutions ClearPath 511 and Reverse 511, ClearGuide, and iPeMS, our performance measurement and information management solution as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink and inspect. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 9, Acquisition).

The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform. ClearPath Weather is a web-based solution, that includes a suite of tools that applies data assimilation and modeling technologies for assessing historical weather conditions for both short-term and long-range weather forecasts and customizable route/site weather and pavement forecasting, and providing winter road maintenance recommendations for state agencies, municipalities and for commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. We currently offer ClearAg solutions to companies in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. ClearAg solutions provide weather, environment, soil and plant growth modeling to deliver smart content through ClearAg APIs and components, IMFocus APIs and ClearAg web applications.

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

The following table sets forth selected unaudited condensed consolidated financial information for our reportable segments for the three and six months ended September 30, 2019 and 2018:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended September 30, 2019
Product revenues	$12,480	$1,315	$—	$13,795
Service revenues	75	12,716	1,296	14,087
Total revenues	$12,555	$14,031	$1,296	$27,882
Segment income (loss)	2,224	1,942	(1,136)	3,030

Three Months Ended September 30, 2018
Product revenues	$10,960	$1,452	$—	$12,412
Service revenues	17	10,907	1,081	12,005
Total revenues	$10,977	$12,359	$1,081	$24,417
Segment income (loss)	2,477	1,771	(1,589)	2,659

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Six Months Ended September 30, 2019
Product revenues	$25,251	$3,061	$—	$28,312
Service revenues	112	23,329	2,736	26,177
Total revenues	$25,363	$26,390	$2,736	$54,489
Segment income (loss)	4,556	3,508	(2,171)	5,893

Six Months Ended September 30, 2018
Product revenues	$21,761	$2,569	$—	$24,330
Service revenues	76	22,974	2,512	25,562
Total revenues	$21,837	$25,543	$2,512	$49,892
Segment income (loss)	4,310	3,129	(2,731)	4,708

The following table reconciles total segment income (loss) to unaudited condensed consolidated loss from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Segment income (loss):
Total income from reportable segments	$3,030	$2,659	$5,893	$4,708
Unallocated amounts:
Corporate and other expenses	(5,150)	(3,990)	(9,518)	(7,566)
Amortization of intangible assets	(231)	(65)	(297)	(130)
Other income, net	117	18	107	33
Interest income, net	48	41	81	80
Loss from operations before income taxes	$(2,186)	$(1,337)	$(3,734)	$(2,875)

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development, and the impact of the recent acquisition of Albeck Gerken, Inc. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Albeck Gerken Acquisition

On July 2, 2019, the Company completed the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando (FL), Virginia Beach (VA) and Chadds Ford (PA). Pursuant to a Stock Purchase Agreement dated June 10, 2019 among the Company, AGI and the stockholders of AGI (the “Selling Shareholders”), the Company acquired all of the outstanding capital stock of AGI from the Selling Shareholders for an aggregate purchase price of $10.8 million, after working capital adjustments, payable in cash and stock, of which 114,943 shares are being held in escrow for 18 months to secure performance of indemnification and other post-closing obligations of the Selling Shareholders. In addition, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock at $5.22 per share, and $570,000 in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition.

AGI currently operates as a wholly-owned subsidiary of the Company as part of the Transportation Systems segment.  AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay.  With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients.  AGI is expected to expand the Company’s geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI’s typical contracts are for traffic operations professional engineering services focused on transportation systems management and operations. AGI revenues are primarily service revenues. See Note 9, Acquisition, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the AGI acquisition.

Underwritten Public Offering

On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company’s common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.  The Company used approximately $6.2 million of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of AGI, and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.

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

The Transportation Systems segment includes traffic engineering and consulting services focused on the planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportations Systems segment also includes our performance measurement and management solutions, Iteris SPM, Iteris ClearGuide and iPeMS—a state-of-the-art information management software suite that provides prescriptive data insights to help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This segment also includes our advanced traveler information system solutions “ClearPath 511” and “Reverse 511”, as well as our commercial vehicle operations and vehicle safety compliance platforms, known as ‘‘CVIEW-Plus,’’ ‘‘CheckPoint,’’ ‘‘UCRLink’’ and ‘‘inspect.’’ These platforms support state-based commercial vehicle operations by storing and distributing intrastate and interstate commercial vehicle information for local, state and federal agencies’ roadside and enforcement operations. The Transportation Systems segment also includes the operations of AGI (see Note 9, Acquisition).

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

See Note 10, Business Segment Information, of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, include those related to revenue recognition, the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves and other contingencies, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of inventories, the valuation of purchased intangible assets and goodwill, the valuation of investments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate stock-based compensation. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Recent Accounting Pronouncements

Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Results of Operations

The following table sets forth unaudited statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Product revenues	49.5%	50.8%	52.0%	48.8%
Service revenues	50.5	49.2	48.0	51.2
Total revenues	100.0	100.0	100.0	100.0
Cost of product revenues	27.1	28.3	29.4	26.8
Cost of service revenues	32.1	32.2	30.6	33.4
Total cost of revenues	59.2	60.5	60.0	60.2
Gross margin	40.8	39.5	40.0%	39.8%
Operating expenses:
Selling, general and administrative	41.3	37.2	39.6	37.5
Research and development	7.1	7.8	7.0	8.0
Amortization of intangible assets	0.8	0.3	0.5	0.3
Total operating expenses	49.2	45.3	47.1	45.8
Operating loss	(8.4)	(5.8)	(7.1)	(6.0)
Non-operating income:
Other income, net	0.4	0.1	0.2	0.1
Interest income	0.2	0.2	0.1	0.2
Loss from operations before income taxes	(7.8)	(5.5)	(6.8)	(5.7)
Provision for income taxes	(0.0)	(0.0)	(0.1)	(0.1)
Net loss	(7.8)%	(5.5)%	(6.9)%	(5.8)%

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended		$
	September 30,		Increase	%
	2019	2018	(Decrease)	Change
	(In thousands, except percentages)
Product revenues	$13,795	$12,412	$1,383	11.1%
Service revenues	14,087	12,005	2,082	17.3%
Total revenues	$27,882	$24,417	$3,465	14.2%

	Six Months Ended
	September 30,		$	%
	2019	2018	Increase	Change
	(In thousands, except percentages)
Product revenues	$28,312	$24,330	$3,982	16.4%
Service revenues	26,177	25,562	615	2.4%
Total revenues	$54,489	$49,892	$4,597	9.2%

Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended September 30, 2019 increased 11.1% to $13.8 million, as compared to $12.4 million in the corresponding period in the prior year, primarily due to an increase in sales of our core Roadway Sensors video detection products. This increase was slightly offset by a decrease in Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.

Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment, and our Agriculture and Weather Analytics segment. Service revenues for the three months ended September 30, 2019 increased 17.3% to $14.1 million, compared to $12.0 million in the corresponding period in the prior year, primarily due to higher Transportation Systems traffic engineering service revenues as well as approximately $1.7 million of revenues from the operations of AGI. Total revenues for the three months ended September 30, 2019 increased 14.2% to $27.9 million, compared to $24.4 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 14.4% increase in Roadway Sensors revenues, an approximate 13.5% increase in Transportation Systems revenues, and an approximate 19.8% increase in Agriculture and Weather Analytics revenues.

Product revenues for the six months ended September 30, 2019 increased 16.4% to $28.3 million, compared to $24.3 million in the corresponding period in the prior year, primarily due to an increase in both our sales of our core Roadway Sensors video detection products, as well as unit sales from our distribution of certain OEM products for the traffic intersection market, and to a lesser extent, Transportation Systems third-party product sales for installation under certain construction-type contracts.

Service revenues for the six months ended September 30, 2019 increased 2.4% to $26.2 million, compared to $25.6 million in the corresponding period in the prior year, primarily due to revenues from the operations of AGI, slightly offset by lower Transportation Systems traffic engineering service revenues as a result of the transition from being the prime contractor to the sub-contracting party on certain large contracts awarded in the fiscal year ended March 31, 2016 (“Fiscal 2016”). Total revenues for the six months ended September 30, 2019 increased 9.2% to $54.5 million, compared to $49.9 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 16.1% increase in Roadway Sensors revenues, an approximate 3.3% increase in Transportation Systems revenues, and an approximate 8.9% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended September 30, 2019 included approximately $12.5 million in product revenues and approximately $76,000 of service revenues, reflecting an increase in total revenues of approximately $1.6 million or 14.4%, compared to the corresponding prior year period. Roadway Sensors revenues for the six months ended September 30, 2019 included approximately $25.3 million in product revenues and $112,000 of service revenues, reflecting an increase in total revenues of approximately $3.5 million or 16.1%, compared to the corresponding prior year period. The increase in Roadway Sensors revenues during the three months ended September 30, 2019 was primarily due to higher sales from our core video detection products, coupled with higher unit sales from our distribution of certain OEM products for the traffic intersection market which increased by approximately $683,000 or 83.4% to $1.5 million for the three months ended September 30, 2019. The increase in Roadway Sensors revenues during the six months ended September 30, 2019 was driven by higher sales from our core video detection products, as well as higher unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, which increased approximately $2.2 million or 148.7% to approximately $3.7 million for the six-month period.  While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products in Texas by providing a more comprehensive suite of traffic solutions for our customers.  Going forward, we plan to grow revenues by focusing on our core domestic traffic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended September 30, 2019 included approximately $12.8 million of service revenues, and approximately $1.3 million of sales of third-party products purchased for installation under certain construction-type contracts, reflecting an increase in total revenues of approximately $1.7 million or 13.5%, compared to the corresponding prior year period. Revenues for the six months ended September 30, 2019 included approximately $23.3 million of service revenues, and approximately $3.1 million of third-party product sales and revenues derived under certain construction-type contracts that we classify as product revenues, reflecting an increase in total revenues of approximately $847,000 or 3.3%, compared to the corresponding prior year period. The increases during the three- and six-month periods ended September 30, 2019 was primarily due to revenues from the operations of AGI, offset by the transition from being the prime contractor to a sub-contractor on certain large contracts awarded in Fiscal 2016, and delays in task orders which affected the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $18.9 million of new backlog during the second quarter of Fiscal 2020. Transportation Systems backlog increased to approximately $58.3 million as of September 30, 2019, compared to approximately $48.4 million as of September 30, 2018. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended September 30, 2019 included no product revenue and approximately $1.3 million of service revenues, largely consisting of subscription revenues, reflecting an increase of approximately $214,000 or 19.8%, compared to the corresponding period in the prior year. Revenues for the six months ended September 30, 2019 included no product revenue and approximately $2.7 million of service revenues, reflecting an increase of approximately $224,000 or 8.9%, compared to the corresponding period in the prior year. We plan to continue to focus on commercial opportunities in the digital agriculture technology markets by offering APIs, software applications, content, and modeling services to provide analytics and decision support services that leverage our digital weather, soil and agronomic content and applications

Gross Profit.

The following tables present details of our gross profit for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended		$
	September 30,		Increase	%
	2019	2018	(Decrease)	Change
	(In thousands, except percentages)
Product gross profit	$6,244	$5,510	$734	13.3%
Service gross profit	5,140	4,151	989	23.8%
Total gross profit	$11,384	$9,661	$1,723	17.8%

Product gross margin	45.3%	44.4%
Service gross margin	36.5%	34.6%
Total gross margin	40.8%	39.6%

	Six Months Ended		$
	September 30,		Increase	%
	2019	2018	(Decrease)	Change
	(In thousands, except percentages)
Product gross profit	$12,266	$10,934	$1,332	12.2%
Service gross profit	9,525	8,919	606	6.8%
Total gross profit	$21,791	$19,853	$1,938	9.8%

Product gross margin	43.3%	44.9%
Service gross margin	36.4%	34.9%
Total gross margin	40.0%	39.8%

Our product gross margin for the three months ended September 30, 2019 increased approximately 90 basis points, as compared to the corresponding period in the prior year, primarily due to an increase in our Roadway Sensors core video detection products, which typically yields higher gross margins than our Roadway Sensors OEM sales and our Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues. Our product gross margin for the six months ended September 30, 2019 decreased approximately 160 basis points, as compared to the corresponding period in the prior year, primarily due to an increase in our Roadway Sensors OEM sales as well as our Transportation Systems third-party product sales for installation under certain construction-type contracts.

Our service gross margin for the three and six months ended September 30, 2019 increased approximately 190 and 150 basis points, respectively, as compared to the corresponding period in the prior year, primarily due to the timing of certain extension contracts, the contract mix and a decrease in the amount of subcontracting services and products related to such contracts. Subcontracting services and products generally result in lower gross margins than our workforce.

Our total gross margin for the three and six months ended September 30, 2019 increased approximately 120 and 20 basis points, respectively, as compared to the corresponding periods in the prior year, primarily as a result of the revenue mix between our segments.

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

The underlying mix of our Transportation Systems revenues contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of subcontracting services and products related to such contracts, as well as factors such as our ability to efficiently utilize our internal workforce, which could cause fluctuations in our margins from period to period.

Selling, General and Administrative Expense

Selling, general and administration expense for the three months ended September 30, 2019 increased approximately 26.9% to $11.5 million, compared to $9.1 million for the three months ended September 30, 2018. Selling, general and administration expense for the six months ended September 30, 2019 increased approximately 15.4% to $21.6 million, compared to $18.7 million for the six months ended September 30, 2018. The increase in both periods is primarily due to expenses related to the acquisition of AGI, as well as increased bid/proposal activities in Transportations Systems in the current period. In connection with the AGI acquisition completed in July 2019, we added we added general and administriative employees, which is expected to increase our selling, general and administrative expense in Fiscal 2020.

Research and Development Expense

Research and development expense of approximately $2.0 million for the three months ended September 30, 2019 was relatively consistent with $1.9 million for the three months ended September 30, 2018.

Research and development expense for the six months ended September 30, 2019 decreased approximately 4.3% to $3.8 million, compared to $4.0 million for the six months ended September 30, 2018. The overall decrease was primarily due to current period costs related to the development of Iteris ClearGuide that met the criteria for capitalization under GAAP.

We plan to continue to invest in the development of further enhancements and functionality of our ClearAg and ClearPath Weather solutions in our Agriculture and Weather Analytics segment, our Iteris ClearGuide software offering in our Transportation Systems segment, as well as our Vantage products family in our Roadway Sensors segment.

During Fiscal 2020, we successfully released Iteris ClearGuide, our state-of-the-art mobility intelligence platform, designed to help transportation agencies achieve safer, more efficient mobility for their networks. During Fiscal 2018, in our Transportation Systems segment we successfully released Iteris SPM, our cloud-based signal performance measures application. In fiscal year ended March 31, 2017 (“Fiscal 2017”), in our Roadway Sensors segment we released our VantageLive! platform as well as a number of generally available advisory applications in our Agriculture and Weather Analytics segment, including our Harvest Advisory and Nitrogen Advisory. Certain development costs were capitalized into intangible assets in the unaudited condensed consolidated balance sheets; in both the current and prior year periods; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $231,000 and $65,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization of intangible assets was approximately $297,000 and $130,000 for the six months ended September 30, 2019 and 2018, respectively. The increase was primarily due to amortization expenses related to intangible assets acquired as part of the AGI acquisition.

Interest Income

Interest income was approximately $48,000 and $41,000 for the three months ended September 30, 2019 and 2018, respectively.  Net interest income was approximately $81,000 and $80,000 for the six months ended September 30, 2019 and 2018, respectively.

Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended September 30, 2019 was approximately $1,000, or (0.05%) of pre-tax loss as compared with an expense of approximately $4,000, or (0.3%) of pre-tax loss for the three months ended September 30, 2018.  Income tax expense for the six months ended September 30, 2019 was approximately $25,000, or (0.67%) of pre-tax loss as compared with an expense of approximately $45,000, or (1.5%) of pre-tax loss for the six months ended September 30, 2018.

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

At September 30, 2019, we had $31.7 million in working capital, which included $9.5 million in cash and cash equivalents, as well as $20.0 million in short-term investments. This compares to working capital of $13.5 million at March 31, 2019, which included $7.1 million in cash and cash equivalents as well as $1.9 million in short-term investments.

The following table summarizes our cash flows for the six months ended September 30, 2019 and 2018:

	Six Months Ended
	September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(163)	$(5,279)
Investing activities	(24,455)	(1,587)
Financing activities	27,004	212

Operating Activities.  Cash used in our operations for the six months ended September 30, 2019 was primarily the result of approximately $3.2 million in non-cash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization, coupled with an increase of approximately $394,000 from changes in working capital, offset by our net loss of approximately $3.8 million.

Cash used in our operations for the six months ended September 30, 2018 was primarily the result of approximately $2.0 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $4.4 million from changes in working capital coupled with our net loss of approximately $2.9 million.

Investing Activities.  Net cash used in our investing activities during the six months ended September 30, 2019 was primarily the result of purchases of approximately $21.3 million of short-term investments and approximately $276,000 of property and equipment, as well as $5.6 million in net cash paid for the AGI acquisition and approximately $522,000 of capitalized software development, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $3.2 million in proceeds from the sale and maturity of short-term investments.

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

Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2019 was the result of approximately $26.8 million of proceeds from the issuance of common stock in connection with the public offering, net of costs, described in the Overview section above.  In addition, there was $172,000 of cash proceeds from the purchase of ESPP shares and approximately $81,000 of cash proceeds from the exercises of stock options. Net cash provided by financing activities during the six months ended September 30, 2018 was the result of approximately $165,000 of cash proceeds from the purchase of ESPP shares and approximately $51,000 of cash proceeds from the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any material off balance sheet arrangements at September 30, 2019.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 5, Commitments and Contingencies, under the heading “Litigation and Other Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For additional discussion of risks associated with any legal proceedings, see “Risk Factors” below.

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

The application of data analytics to the agricultural market is relatively new and has required us to invest, and is expected to continue to require us to invest, in additional research and development, and sales and marketing without any guarantee of a commensurate increase in revenues or profitability. The offering of our Agriculture and Weather Analytics products and services and introduction of any new capabilities of our Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. Customers in this segment are typically large companies and there is consolidation in this industry, which also affects sales cycles. We cannot assure you that seed and crop protection companies or other agribusinesses in this market will appreciate the value proposition of our offering or that our Agriculture and Weather Analytics products and services (as well as any new capabilities for such products and services) for this market will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand and appreciate the benefit of our offering or chooses not to adopt our technologies, the financial results of our Agriculture and Weather Analytics segment will be adversely affected.

We may not be able to achieve profitability on a quarterly or annual basis in the future.

We had net losses of approximately $7.8 million in Fiscal 2019, $3.5 million in Fiscal 2018 and $4.8 million in Fiscal 2017, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Acquisitions of companies or technologies, including our recent acquisition of AGI, may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.

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

•                  obsolescence of certain parts and components from time to time that may require re-engineering of certain portions of our product;

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

We believe that we must continue to make substantial investments to support ongoing research and development in order to develop new or enhanced products and software to remain competitive. We need to continue to prepare updates for existing products and develop and introduce new products that incorporate the latest technological advancements in outdoor image processing hardware, camera technologies, software and analysis in response to evolving customer requirements. In addition, we are beginning to migrate some of our products to a new platform. We cannot assure you that we will be able to adequately manage product transition issues. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements or if we cannot adequately manage inventory issues typically related to new product transitions and introductions. We cannot assure you that any such investments in research and development will lead to any corresponding increase in revenue.

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

Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. We are often subject to cyber attacks and have to continually invest in defensive measures. In addition, we also are required to comply with government contracting requirements and make investments in our systems to stay current. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

As of September 30, 2019, the value of securities available for sale within our investment portfolio was $20.0 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2016 through September 30, 2019, our common stock has traded at prices as low as $2.20 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2019, the Company completed the acquisition of all of the outstanding equity of AGI, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated June 10, 2019 among the Company, AGI and the Selling Shareholders.  The consideration issued to the Selling Shareholders included the issuance of 868,774 shares of Iteris’ common stock, of which 114,943 shares are being held in escrow for 18 months to secure performance of the indemnification and other post-closing obligations of the Selling Shareholders under the Stock Purchase Agreement.  In addition, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock, vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition.  The offer and sale of the shares of common stock were not registered and were made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an issuance not involving a public offering.  No underwriter was involved in this sale of stock.

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

For the six months ended September 30, 2019, we did not repurchase any shares. As of September 30, 2019, there was approximately $1.7 million of remaining funds available under the stock repurchase program. From inception of the program in August 2011 through September 30, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2019, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of September 30, 2019, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On November 6, 2019, Mikel Williams resigned as a member of the Board effective November 14, 2019.  Mr. Williams’s decision to resign did not involve any disagreement with the Company, the Company’s management or the Board.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located

10.1	Form of Retention Bonus Agreement entered into between the Company and each of the Selling Shareholders	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on July 9, 2019

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2019	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANDREW C. SCHMIDT
Andrew C. Schmidt
Chief Financial Officer
(Principal Financial Officer)