Form 10-Q
period 2019-12-31
ITERIS, INC.
filed 2020-02-04
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 24, 2020, there were 40,623,221 shares of our common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc., CheckPoint™, ClearAg®, ClearGuide™, ClearPath Weather®, CVIEW-Plus™, Edge®, EdgeConnect™, EMPower®, EvapoSmart®, IMFocus™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, P-Series™, PedTrax®, Pegasus™, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), UCRLink™, Vantage®, VantageLive!™, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity®, VersiCam™ and WeatherPlot® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par values)

	December 31,	March 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$10,228	$7,071
Short-term investments	17,124	1,935
Trade accounts receivable, net of allowance for doubtful accounts of $712 and $539 at December 31, 2019 and March 31, 2019, respectively	17,624	16,929
Unbilled accounts receivable	7,485	6,487
Inventories	3,723	2,916
Prepaid expenses and other current assets	1,855	1,367
Total current assets	58,039	36,705
Property and equipment, net	2,052	1,965
Right-of-use assets	13,082	—
Intangible assets, net	6,486	3,286
Goodwill	20,590	15,150
Other assets	1,852	849
Total assets	$102,101	$57,955

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,081	$9,441
Accrued payroll and related expenses	8,838	6,536
Accrued liabilities	3,501	2,370
Deferred revenue	5,392	4,883
Total current liabilities	27,812	23,230
Deferred rent	—	455
Lease liabilities	12,075	—
Deferred income taxes	72	65
Unrecognized tax benefits	129	150
Total liabilities	40,088	23,900
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares - 2,000 Issued and outstanding shares - none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2019 and March 31, 2019 Issued and outstanding shares - 40,624 at December 31, 2019 and 33,377 at March 31, 2019	4,062	3,338
Additional paid-in capital	175,321	142,260
Accumulated deficit	(117,370)	(111,543)
Total stockholders’ equity	62,013	34,055
Total liabilities and stockholders’ equity	$102,101	$57,955

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Product revenues	$12,960	$11,088	$41,272	$35,418
Service revenues	15,773	12,052	41,950	37,614
Total revenues	28,733	23,140	83,222	73,032
Cost of product revenues	6,580	6,814	22,626	20,210
Cost of service revenues	10,215	7,434	26,867	24,077
Total cost of revenues	16,795	14,248	49,493	44,287
Gross profit	11,938	8,892	33,729	28,745
Operating expenses:
Selling, general and administrative	11,449	9,450	33,035	28,160
Research and development	2,428	1,887	6,258	5,888
Amortization of intangible assets	230	61	527	191
Total operating expenses	14,107	11,398	39,820	34,239
Operating loss	(2,169)	(2,506)	(6,091)	(5,494)
Non-operating income:
Other income, net	43	8	150	41
Interest income	67	10	149	90
Loss from operations before income taxes	(2,059)	(2,488)	(5,792)	(5,363)
(Provision) benefit for income taxes	(9)	24	(35)	(21)
Net loss	$(2,068)	$(2,464)	$(5,827)	$(5,384)

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.16)

Shares used in basic per share calculations	40,593	33,297	38,466	33,247
Shares used in diluted per share calculations	40,593	33,297	38,466	33,247

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(5,827)	$(5,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Right-of-use assets non-cash expense	1,310	—
Deferred income taxes	(14)	(20)
Depreciation of property and equipment	634	661
Stock-based compensation	2,049	1,555
Amortization of intangible assets	1,058	823
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	210	(1,439)
Unbilled accounts receivable and deferred revenue, net	(142)	379
Inventories	(807)	(902)
Prepaid expenses and other assets	(1,329)	615
Accounts payable, accrued expenses, and other liabilities	497	(436)
Net cash used in operating activities	(2,361)	(4,148)

Cash flows from investing activities
Purchases of property and equipment	(365)	(611)
Purchases of investments	(26,864)	(4,079)
Maturities of investments	11,675	5,668
Capitalized software development costs	(548)	(326)
Cash paid in business acquisition, net of cash acquired	(5,581)	—
Net proceeds from sale of discontinued operation	—	107
Net cash (used in) provided by investing activities	(21,683)	759

Cash flows from financing activities
Proceeds from stock option exercises	90	62
Proceeds from ESPP purchases	376	353
Tax withholding payments for net share settlements of restricted stock units	(16)	(5)
Proceeds from issuance of common stock, net of costs	26,751	—
Net cash provided by financing activities	27,201	410
Increase (decrease) in cash and cash equivalents	3,157	(2,979)
Cash and cash equivalents at beginning of period	7,071	10,152
Cash and cash equivalents at end of period	$10,228	$7,173

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$62	$1

Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$157	$—
Shares issued in connection with acquisition	4,535	—

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

For the Three and Nine Months Ended December 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Stock option exercises	10	1	13	—	14
Issuance of shares pursuant to Employee Stock Purchase Plan	48	5	167	—	172
Stock-based compensation	—	—	602	—	602
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	2	—	—	—	—
Issuance of common stock in connection with public offering, net of costs	6,183	618	26,133	—	26,751
Net loss	—	—	—	(1,572)	(1,572)
Balance at June 30, 2019	39,620	3,962	169,175	(113,115)	60,022
Stock option exercises	23	2	65	—	67
Stock-based compensation	—	—	793	—	793
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	59	6	(6)	—	—
Issuance of common stock in connection with acquisition	869	87	4,448	—	4,535
Net loss	—	—	—	(2,187)	(2,187)
Balance at September 30, 2019	40,571	$4,057	$174,475	$(115,302)	$63,230
Stock option exercises	5	1	8	—	9
Issuance of shares pursuant to Employee Stock Purchase Plan	43	4	200	—	204
Stock-based compensation	—	—	654	—	654
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	5	—	(16)	—	(16)
Net loss	—	—	—	(2,068)	(2,068)
Balance at December 31, 2019	40,624	$4,062	$175,321	$(117,370)	$62,013

See accompanying notes.

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

For the Three and Nine Months Ended December 31, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	33,186	$3,318	$139,722	$(103,519)	$39,521
Adoption of ASU 2014-09 (see Note 1)	—	—	—	(208)	(208)
Stock option exercises	17	2	39	—	41
Issuance of shares pursuant to Employee Stock Purchase Plan	36	4	161		165
Stock-based compensation	—	—	522	—	522
Net loss				(1,579)	(1,579)
Balance at June 30, 2018	33,239	3,324	140,444	(105,306)	38,462
Stock option exercises	5	—	10	—	10
Stock-based compensation			503	—	503
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	2	—	(4)		(4)
Net loss				(1,341)	(1,341)
Balance at September 30, 2018	33,246	$3,324	$140,953	$(106,647)	$37,630
Stock option exercises	2	—	11	—	11
Stock-based compensation			530	—	530
Issuance of shares pursuant to Employee Stock Purchase Plan	53	5	182		187
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	48	5	(5)		—
Net loss				(2,464)	(2,464)
Balance at December 31, 2018	33,349	$3,334	$141,671	$(109,111)	$35,894

See accompanying notes.

Iteris, Inc.

Notes to Unaudited condensed consolidated Financial Statements

December 31, 2019

1.                                    Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. (“AGI”), in this report as “Iteris”, the “Company”, “we”, “our”, and “us”) is a provider of essential applied informatics that enable smart transportation and digital agriculture. Municipalities, government agencies, crop science companies, agriculture service providers and other agribusinesses use our solutions to make roads safer and travel more efficient, as well as farmlands more sustainable, healthy and productive. As a pioneer in intelligent transportation systems (“ITS”) technology for more than two decades, our intellectual property, products, software-as-a-service (“SaaS”) offerings and weather forecasting systems offer a comprehensive range of ITS solutions to our customers throughout the U.S. and internationally. In the digital agriculture market, we have combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on our roadways and land. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market, while supporting the agriculture market with our smart content and digital agriculture platform, and always exploring strategic alternatives intended to optimize the value of our Company. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.

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

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) to be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Fiscal 2019”), filed with the SEC on June 6, 2019. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three- and nine-month periods ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2020 (“Fiscal 2020”) or any other periods.

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

Revenue Recognition

On April 1, 2018, the Company adopted ASU 2014-09, including its subsequent amendments as codified under ASC Topic 606 (“ASC 606”) and ASC Topic 340-40 (“ASC 340”), using the modified retrospective approach to apply ASC 606 and ASC 340 to all contracts that were not completed as of the beginning of Fiscal Year 2019. As a result, the Company recognized the cumulative effect of initially applying ASC 606 and ASC 340 as an increase to the opening balance of accumulated deficit in the amount of approximately $208,000 as of April 1, 2018.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 10, Business Segment Information, for our revenue by reportable segments.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.

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

We currently have, and historically have had, a diverse customer base. For the three and nine months ended December 31, 2019, no individual customer represented greater than 10% of our total revenue. For the three and nine months ended December 31, 2018, one individual customer represented approximately 11% and 14%, respectively, of our total revenues. As of December 31, 2019, and March 31, 2019, no individual customer represented greater than 10% of our total accounts receivable.

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

Investments

The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 — Investments — Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 3 — Fair Value Measurements). As of December 31, 2019, all of our investments are available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Goodwill and Long-Lived Assets

We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of December 31, 2019, there was no impairment for goodwill.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. As of December 31, 2019, there was no impairment to our long-lived and intangible assets.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of December 31, 2019, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

Comprehensive Loss

The difference between net loss and comprehensive loss was de minimis for the three and nine months ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either “finance” or “operating,” with classification affecting the pattern of expense recognition in the income statement. This update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. As a result of the adoption of ASU 2016-02, on April 1, 2019, the Company recognized (a) an operating lease liability of $14.2 million, which represents the present value of our remaining lease payments and (b) a related right-of-use asset of $13.4 million. In addition, the Company derecognized approximately $827,000 of deferred rent liability. The adoption of ASU 2016-02 did not have a material impact on the Company’s statement of operations, cash flows, or stockholders’ equity. Due to the adoption of the standard using the modified retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to April 1, 2019. See Note 6, Right-of-Use Assets and Lease Liabilities, for additional details.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 will now be effective for our fiscal year 2024 beginning April 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

2.                                      Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	December 31,	March 31,
	2019	2019
	(In thousands)
Materials and supplies	$1,956	$1,517
Work in process	33	356
Finished goods	1,734	1,043
	$3,723	$2,916

Property and Equipment, net

The following table presents details of our property and equipment, net:

	December 31,	March 31,
	2019	2019
	(In thousands)
Equipment	$7,031	$6,444
Leasehold improvements	3,008	2,939
Accumulated depreciation	(7,987)	(7,418)
	$2,052	$1,965

Depreciation expense was approximately $214,000 and $634,000 for the three and nine months ended December 31, 2019, respectively.  Depreciation expense was approximately $198,000 and $661,000 for the three and nine months ended December 31, 2018, respectively.

Intangible Assets, net

There are no indefinite lived intangible assets on our unaudited condensed consolidated balance sheets. The following table presents details of our net intangible assets:

	December 31, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Customer contracts / relationships	$4,250	$(1,042)	$3,208	$750	$(750)	$—
Trade names and non-compete agreements	1,320	(1,145)	175	1,110	(1,110)	—
Capitalized software development costs	6,315	(3,212)	3,103	5,768	(2,482)	3,286
Total	$11,885	$(5,399)	$6,486	$7,628	$(4,342)	$3,286

Amortization expense for intangible assets subject to amortization was approximately $424,000 and $1.1 million for the three and nine months ended December 31, 2019, respectively. Amortization expense for intangible assets subject to amortization was approximately $273,000 and $823,000 for the three and nine months ended December 31, 2018, respectively. Approximately $194,000 and $531,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $230,000 and $527,000 was recorded to amortization expense for the three and nine months ended December 31, 2019, respectively, in the consolidated statements of operations.  Approximately $212,000 and $632,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $61,000 and $191,000 was recorded to amortization expense for the three and nine months ended December 31, 2018, respectively, in the consolidated statements of operations.

As of December 31, 2019, future estimated amortization expense is as follows:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2020	$434
2021	1,419
2022	1,204
2023	980
2024	849
Thereafter	1,600
$6,486

Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Nine Months Ended
	December 31,
	2019	2018
	(In thousands)
Balance at beginning of fiscal year	$461	$403
Additions charged to cost of sales	460	509
Warranty claims	(436)	(361)
Balance at end of period	$485	$551

Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Numerator:
Net loss	$(2,068)	$(2,464)	$(5,827)	$(5,384)

Denominator:
Weighted average common shares used in basic computation	40,593	33,297	38,466	33,247
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Weighted average common shares used in diluted computation	40,593	33,297	38,466	33,247

Net loss per share:
Basic	$(0.05)	$(0.07)	$(0.15)	$(0.16)
Diluted	$(0.05)	$(0.07)	$(0.15)	$(0.16)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Stock options	6,196	5,225	5,432	4,515
Restricted stock units	419	181	327	155

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2019 or March 31, 2019. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at December 31, 2019 and March 31, 2019. The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	Cash and cash equivalents	Short-term investments
	(In thousands)
Level 1:
Money market funds	$4,926	$—	$—	$4,926	$4,926	$—
Subtotal	4,926	—	—	4,926	4,926	—

Level 2:
Commercial paper	2,246	—	1	2,247	—	2,247
Corporate notes and bonds	7,862	(2)	—	7,860	—	7,860
US Treasuries	3,515	—	2	3,517	—	3,517
US Government agencies	3,500	—	—	3,500	—	3,500
Subtotal	17,123	(2)	3	17,124	—	17,124

Total	$22,049	$(2)	$3	$22,050	$4,926	$17,124

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	Cash and cash equivalents	Short-term investments
	(In thousands)
Level 1:
Money market funds	$3,338	$—	$—	$3,338	$3,338	$—
Subtotal	3,338	—	—	3,338	3,338	—

Level 2:
Corporate notes and bonds	1,434	(1)	—	1,433	—	1,433
US Treasuries	502	—	—	502	—	502
Subtotal	1,936	(1)	—	1,935	—	1,935

Total	$5,274	$(1)	$—	$5,273	$3,338	$1,935

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2019.

4.                                      Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended December 31, 2019 was approximately $9,000, or 0.4% of pre-tax loss as compared with a benefit of approximately $24,000, or 1.0% of pre-tax loss for the three months ended December 31, 2018.  Income tax expense for the nine months ended December 31, 2019 was approximately $35,000, or 0.6% of pre-tax loss as compared with an expense of approximately $21,000, or 0.4% of pre-tax loss for the nine months ended December 31, 2018.

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

Related Party Transaction

We previously assumed a sublease for office space occupied by Maxxess Systems, Inc. (“Maxxess”) after our predecessor company sold Maxxess Systems in September 2003. The sublease terminated in September 2007, at which time Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013, August 11, 2016 and on August 11, 2018. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. If authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We have previously fully reserved for amounts owed to us by Maxxess and the outstanding principal balance remains fully reserved. As of December 31, 2019, approximately $146,000 of the original principal balance was outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, one former Iteris director, who has not been a director of Iteris since September 2013, and one existing director of Iteris, who currently owns less than 2% of Maxxess’ capital stock.

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

The table below presents lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet as follows:

	Classification	December 31, 2019
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$13,082

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$1,870
Operating lease liabilities (long-term)	Lease liabilities	12,075
Total lease liabilities		$13,945

Lease Costs

We recorded approximately $654,000 and $1.9 million of lease costs in on our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2019, respectively. The Company currently has no variable lease costs.

Supplemental Information

The table below presents supplemental information related to operating leases during the nine months ended December 31, 2019 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$638
Right-of-use assets obtained in exchange for new operating lease liabilities	157
Weighted average remaining lease term	7.2
Weighted average discount rate	5.0%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of December 31, 2019:

Fiscal Year Ending March 31,
(In thousands)
Remainder of 2020	$634
2021	2,509
2022	2,328
2023	2,195
2024	2,137
Thereafter	6,859
Total lease payments	16,662
Less imputed interest	(2,717)
Present value of future lease payments	13,945
Less current obligations under leases	(1,870)
Long-term lease obligations	$12,075

Disclosure Related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of March 31, 2019, were as follows:

Fiscal Year Ending March 31,
(In thousands)
2020	$2,408
2021	2,150
2022	1,981
2023	548
2024	177
Thereafter	—
Total minimum lease payments	$7,264

7.                                      Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), cash incentive awards and other stock-based awards. At December 31, 2019, there were approximately 1.5 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 6.2 million as of December 31, 2019.

Stock Options

A summary of activity with respect to our stock options for the nine months ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2019	5,035	$3.70
Granted	1,206	5.06
Exercised	(37)	2.34
Forfeited	(20)	4.37
Expired	—	—
Options outstanding at December 31, 2019	6,184	$3.97

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2019 is as follows:

Number of Shares
(In thousands)
RSUs outstanding at March 31, 2019	112
Granted	369
Vested	(68)
Forfeited	(3)
RSUs outstanding at December 31, 2019	410

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Cost of revenues	$37	$35	$119	$104
Selling, general and administrative expense	556	444	1,753	1,303
Research and development expense	61	51	177	148
Total stock-based compensation expense	$654	$530	$2,049	$1,555

At December 31, 2019, there was approximately $6.4 million and $1.7 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.0 years for stock options and 1.6 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Other Stock-Based Compensation Plans

We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. In June 2019 and June 2018, in the first offering period of Fiscal 2020 and 2019, 48,439 and 35,808 shares were purchased, respectively. In December 2019 and December 2018, the second offering period of Fiscal 2020 and 2019,

42,944 and 52,760 shares were purchased, respectively. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.

8.             Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and nine months ended December 31, 2019 and 2018, we did not repurchase any shares. From inception of the original stock repurchase program in August 2011 through December 31, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of December 31, 2019, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of December 31, 2019, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

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

Since the date of acquisition AGI operated as a wholly-owned subsidiary of the Company, as part of the Transportation Systems segment, and contributed approximately $3.9 million of service revenue and approximately $674,000 of segment income.

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

The fair values of the remaining AGI assets and liabilities noted above approximate their carrying values at July 2, 2019. There was no difference between the fair value of trade accounts receivables and the gross contractual value of those receivables.  There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of AGI is included within the Company’s Transportation Systems reporting unit and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationships and non-compete agreements, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company utilized the with and without method to derive the fair value of the non-compete agreement. The Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value.

The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$3,500	6
Non-compete agreement	210	3
Total intangible assets assumed	$3,710

Acquisition-Related Costs

In connection with the acquisition, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $570,000 in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the three and nine months ended December 31, 2019, the Company recorded approximately $328,000 and $653,000, respectively, as stock based compensation and salaries expense to selling, general and administrative expense in the unaudited condensed consolidated statements of operations, related to these bonuses. Additionally, approximately $70,000 and $667,000, in acquisition related professional fees was recorded to selling, general and administrative expense for the three and nine months ended December 31, 2019, respectively, in the unaudited condensed consolidated statements of operations.

Pro Forma Financial Information

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and AGI for the three- and nine-month periods ended December 31, 2019 and 2018, as if the acquisition of AGI had been completed on April 1, 2018. There was no pro forma impact during the three months ended December 31, 2019. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets and increased salaries expense related to the retention bonuses. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and AGI. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of April 1, 2018, nor are they intended to represent or be indicative of future results of operations:

	Three months ended	Nine months ended
	December 31,	December 31,
	2018	2019	2018
	(In thousands, except per share amounts)
Pro forma revenue	$25,167	$85,438	$78,802
Pro forma net loss	(2,211)	(5,992)	(5,323)

Pro forma loss per common share:
Basic	(0.07)	(0.16)	(0.16)
Diluted	(0.07)	(0.16)	(0.16)

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

The following table sets forth selected unaudited condensed consolidated financial information for our reportable segments for the three and nine months ended December 31, 2019 and 2018:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Three Months Ended December 31, 2019
Product revenues	$11,351	$1,609	$—	$12,960
Service revenues	72	13,705	1,996	15,773
Total revenues	$11,423	$15,314	$1,996	$28,733
Segment income (loss)	1,487	2,669	(816)	3,340

Three Months Ended December 31, 2018
Product revenues	$10,165	$923	$—	$11,088
Service revenues	69	10,410	1,573	12,052
Total revenues	$10,234	$11,333	$1,573	$23,140
Segment income (loss)	1,153	1,147	(1,138)	1,162

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Nine Months Ended December 31, 2019
Product revenues	$36,602	$4,670	$—	$41,272
Service revenues	184	37,034	4,732	41,950
Total revenues	$36,786	$41,704	$4,732	$83,222
Segment income (loss)	6,043	6,177	(2,987)	9,233

Nine Months Ended December 31, 2018
Product revenues	$31,926	$3,492	$—	$35,418
Service revenues	145	33,384	4,085	37,614
Total revenues	$32,071	$36,876	$4,085	$73,032
Segment income (loss)	5,463	4,276	(3,869)	5,870

The following table reconciles total segment income (loss) to unaudited condensed consolidated loss from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Segment income (loss):
Total income from reportable segments	$3,340	$1,162	$9,233	$5,870
Unallocated amounts:
Corporate and other expenses	(5,279)	(3,607)	(14,797)	(11,173)
Amortization of intangible assets	(230)	(61)	(527)	(191)
Other income, net	43	8	150	41
Interest income, net	67	10	149	90
Loss from operations before income taxes	$(2,059)	$(2,488)	$(5,792)	$(5,363)

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

AGI currently operates as a wholly-owned subsidiary of the Company as part of the Transportation Systems segment.  AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay.  With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients.  AGI is expected to expand the Company’s geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI’s typical contracts are for traffic operations professional engineering services focused on transportation systems management and operations. AGI revenues consist of service revenues. See Note 9, Acquisition, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the AGI acquisition.

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

Analysis of Quarterly Results of Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments.

The following tables present our total revenues for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,		$	%
	2019	2018	Increase	Change
	(In thousands, except percentages)
Product revenues	$12,960	$11,088	$1,872	16.9%
Service revenues	15,773	12,052	3,721	30.9%
Total revenues	$28,733	$23,140	$5,593	24.2%

	Nine Months Ended
	December 31,		$	%
	2019	2018	Increase	Change
	(In thousands, except percentages)
Product revenues	$41,272	$35,418	$5,854	16.5%
Service revenues	41,950	37,614	4,336	11.5%
Total revenues	$83,222	$73,032	$10,190	14.0%

Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended December 31, 2019 increased 16.9% to $13.0 million, as compared to $11.1 million in the corresponding period in the prior year, primarily due to an increase in the volume of sales of our core Roadway Sensors video detection products and to a lesser extent increases in both Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues and unit sales from our distribution in Texas of certain OEM products for the traffic intersection market.

Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment and our Agriculture and Weather Analytics segment. Service revenues for the three months ended December 31, 2019 increased 30.9% to $15.8 million, compared to $12.1 million in the corresponding period in the prior year, primarily due to approximately $2.3 million of revenues from the operations of AGI as well as higher Transportation Systems traffic engineering service revenues and to a lesser extent higher Agriculture and Weather Analytics revenues. Total revenues for the three months ended December 31, 2019 increased 24.2% to $28.7 million, compared to $23.1 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 35.1% increase in Transportation Systems revenues, an approximate 11.6% increase in Roadway Sensors revenues, and an approximate 26.9% increase in Agriculture and Weather Analytics revenues.

Product revenues for the nine months ended December 31, 2019 increased 16.5% to $41.3 million, compared to $35.4 million in the corresponding period in the prior year, primarily due to an increase in both our sales of our core Roadway Sensors video detection products, as well as unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, and to a lesser extent, Transportation Systems third-party product sales for installation under certain construction-type contracts.

Service revenues for the nine months ended December 31, 2019 increased 11.5% to $42.0 million, compared to $37.6 million in the corresponding period in the prior year, primarily due to approximately $3.9 million of revenues from the operations of AGI and an increase in Agriculture and Weather Analytics revenues, slightly offset by lower Transportation Systems traffic engineering service revenues as a result of the transition from being the prime contractor to the sub-contracting party on certain large contracts awarded in the fiscal year ended March 31, 2016 (“Fiscal 2016”) coupled with delays in task orders which affected the timing of backlog fulfilment on certain other projects. Total revenues for the nine months ended December 31, 2019 increased 14.0% to $83.2 million, compared to $73.0 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 13.1% increase in Transportation Systems revenues, an approximate 14.7% increase in Roadway Sensors revenues, and an approximate 15.8% increase in Agriculture and Weather Analytics revenues.

Roadway Sensors revenues for the three months ended December 31, 2019 increased approximately $1.2 million or 11.6% to $11.4 million, compared to $10.2 million in the corresponding period in the prior year, primarily due to higher sales from our core video detection products, coupled with higher unit sales from our distribution in Texas of certain OEM products for the traffic intersection market which increased by approximately $287,000 or 30.9% to approximately $1.2 million. Roadway Sensors revenues for the nine months ended December 31, 2019 increased approximately $4.7 million or 14.7% to $36.8 million, compared to $32.1 million in the corresponding period in the prior year, primarily due to higher sales from our core video detection products, as well as higher unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, which increased approximately $2.0 million or 82.3% to approximately $4.4 million. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products in Texas by providing a more comprehensive suite of traffic solutions for our customers.  Going forward, we plan to grow revenues by focusing on our core domestic traffic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended December 31, 2019 increased approximately $4.0 million or 35.1% to $15.3 million, compared to $11.3 million in the corresponding period in the prior year, primarily due to approximately $2.3 million of revenues from the operations of AGI as well as the timing of backlog fulfilment on certain projects. Transportation Systems revenues for the nine months ended December 31, 2019 increased approximately $4.8 million or 13.1% to $41.7 million, compared to $36.9 million in the corresponding period in the prior year, primarily due to approximately $3.9 million of revenues from the operations of AGI, offset by the transition from being the prime contractor to a sub-contractor on certain large contracts awarded in Fiscal 2016, and delays in task orders which affected the timing of backlog fulfilment on certain other projects. Transportation Systems added approximately $13.1 million of new backlog during the third quarter of Fiscal 2020. Transportation Systems backlog increased to approximately $56.1 million as of December 31, 2019, compared to approximately $45.3 million as of December 31, 2018. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.

Agriculture and Weather Analytics revenues for the three months ended December 31, 2019 increased approximately $423,000 or 26.9% to $2.0 million, compared to $1.6 million in the corresponding period in the prior year. Agriculture and Weather Analytics revenues for the nine months ended December 31, 2019 increased approximately $647,000 or 15.8% to $4.7 million, compared to $4.1 million in the corresponding period in the prior year. We plan to continue to focus on commercial opportunities in the digital agriculture technology markets by offering APIs, software applications, content, and modeling services to provide analytics and decision support services that leverage our digital weather, soil and agronomic content and applications.

Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our unaudited condensed consolidated balance sheets. Backlog does not include announced orders for which definitive contracts have not been executed.  We believe backlog is a useful metric for investors, given its relevance to total orders.

Gross Profit

The following tables present details of our gross profit for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,		$	%
	2019	2018	Increase	Change
	(In thousands, except percentages)
Product gross profit	$6,380	$4,274	$2,106	49.3%
Service gross profit	5,558	4,618	940	20.4%
Total gross profit	$11,938	$8,892	$3,046	34.3%

Product gross margin	49.2%	38.5%
Service gross margin	35.2%	38.3%
Total gross margin	41.5%	38.4%

	Nine Months Ended
	December 31,		$	%
	2019	2018	Increase	Change
	(In thousands, except percentages)
Product gross profit	$18,646	$15,208	$3,438	22.6%
Service gross profit	15,083	13,537	1,546	11.4%
Total gross profit	$33,729	$28,745	$4,984	17.3%

Product gross margin	45.2%	42.9%
Service gross margin	36.0%	36.0%
Total gross margin	40.5%	39.4%

Our product gross margin for the three and nine months ended December 31, 2019 increased approximately 1,070 and 230 basis points, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in our Roadway Sensors core video detection products, which typically yields higher gross margins than our Roadway Sensors OEM sales and our Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.

Our service gross margin for the three months ended December 31, 2019 decreased approximately 310 compared to the corresponding period in the prior year, primarily due to the timing of certain extension contracts, the contract mix and an increase in the amount of subcontracting services and products related to such contracts. Subcontracting services and products generally result in lower gross margins than our workforce.  Our service gross margin for the nine months ended December 31, 2019 was relatively flat when compared to the corresponding period in the prior year.

Our total gross margin for the three and nine months ended December 31, 2019 increased approximately 310 and 110 basis points, respectively, as compared to the corresponding periods in the prior year, primarily as a result of the revenue mix between our segments.

Selling, General and Administrative Expense

Selling, general and administration expense for the three months ended December 31, 2019 increased approximately 21.2% to $11.4 million, compared to $9.5 million for the three months ended December 31, 2018. Selling, general and administration expense for the nine months ended December 31, 2019 increased approximately 17.3% to $33.0 million, compared to $28.2 million for the nine months ended December 31, 2018. The increase in both periods is primarily due to expenses related to the acquisition of AGI, and executive severance costs. In connection with the AGI acquisition completed in July 2019, we added more than 40 employees, which has increased our selling, general and administrative expense in Fiscal 2020.

Research and Development Expense

Research and development expense for the three months ended December 31, 2019 increased approximately 28.7% to $2.4 million, compared to $1.9 million for the three months ended December 31, 2018. Research and development expense for the nine months ended December 31, 2019 increased approximately 6.3% to $6.3 million, compared to $5.9 million for the nine months ended

December 31, 2018. The overall increase was primarily due to continued investment in research and development activities largely focused on our software related product offerings.

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

Amortization of Intangible Assets

Amortization of intangible assets was approximately $230,000 and $61,000 for the three months ended December 31, 2019 and 2018, respectively. Amortization of intangible assets was approximately $527,000 and $191,000 for the nine months ended December 31, 2019 and 2018, respectively. The increase was primarily due to amortization expenses related to intangible assets acquired as part of the AGI acquisition.

Interest Income

Interest income was approximately $67,000 and $10,000 for the three months ended December 31, 2019 and 2018, respectively.  Interest income was approximately $149,000 and $90,000 for the nine months ended December 31, 2019 and 2018, respectively.

Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended December 31, 2019 was approximately $9,000, or 0.4% of pre-tax loss as compared with a benefit of approximately $24,000, or 1.0% of pre-tax loss for the three months ended December 31, 2018.  Income tax expense for the nine months ended December 31, 2019 was approximately $35,000, or 0.6% of pre-tax loss as compared with an expense of approximately $21,000, or 0.4% of pre-tax loss for the nine months ended December 31, 2018.

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

At December 31, 2019, we had $30.2 million in working capital, which included $10.2 million in cash and cash equivalents, as well as $17.1 million in short-term investments. This compares to working capital of $13.5 million at March 31, 2019, which included $7.1 million in cash and cash equivalents as well as $1.9 million in short-term investments.

Operating Activities.  Cash used in our operations for the nine months ended December 31, 2019 was primarily the result of our net loss of approximately $5.8 million, coupled with approximately $1.6 million from changes in working capital offset by approximately $5.0 million in non-cash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization.

Cash used in our operations for the nine months ended December 31, 2018 was primarily the result of approximately $3.0 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $1.8 million from changes in working capital coupled with our net loss of approximately $5.4 million.

Investing Activities.  Net cash used in our investing activities during the nine months ended December 31, 2019 was primarily the result of purchases of approximately $26.9 million of short-term investments and approximately $365,000 of property and equipment, as well as $5.6 million in net cash paid for the AGI acquisition and approximately $548,000 of capitalized software development, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $11.7 million in proceeds from the sale and maturity of short-term investments.

Net cash provided by our investing activities during the nine months ended December 31, 2018 was primarily the result of approximately $5.7 million in proceeds from the sale and maturity of short-term investments and approximately $107,000 in proceeds from the last earn-out payment related to the sale of the assets of the Vehicle Sensors segment in 2011. These investments were partially offset by purchase of approximately $4.1 million of short-term investments and approximately $611,000 of property and equipment, as well as approximately $326,000 of capitalized software development, primarily in the Roadway Sensors business segments related to VantageLive! Development.

Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2019 was the result of approximately $26.8 million of proceeds from the issuance of common stock in connection with the public offering, net of costs, described in the Overview section above.  In addition, there was $376,000 of cash proceeds from the purchase of ESPP shares and approximately $90,000 of cash proceeds from the exercises of stock options.

Net cash provided by financing activities during the nine months ended December 31, 2018 was the result of approximately $353,000 of cash proceeds from the purchase of ESPP shares and approximately $62,000 of cash proceeds from the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any material off balance sheet arrangements at December 31, 2019.

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

The application of data analytics to the agricultural market is relatively new and has required us to invest, and is expected to continue to require us to invest, in additional research and development, and sales and marketing without any guarantee of a commensurate increase in revenues or profitability. The offering of our Agriculture and Weather Analytics products and services and introduction of any new capabilities of our Agriculture and Weather Analytics products and services could have longer than expected sales cycles, which could adversely impact our operating results. Customers in this segment are typically large companies and there is consolidation in this industry, which also affects sales cycles. We cannot assure you that seed and crop protection companies or other agribusinesses in this market will appreciate the value proposition of our offering or that our Agriculture and Weather Analytics products and services (as well as any new capabilities for such products and services) will achieve broad market acceptance in the near future or at all. If the agricultural market fails to understand and appreciate the benefit of our offering or chooses not to adopt our technologies, the financial results of our Agriculture and Weather Analytics segment will be adversely affected.

We may not be able to achieve profitability on a quarterly or annual basis in the future.

We had net losses of approximately $7.8 million in Fiscal 2019, $3.5 million in Fiscal 2018 and $4.8 million in fiscal year ended March 31, 2017, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

•                  the timing of new contract awards, the commencement of work under an awarded contract or the completion of large contracts;

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

•                  government budgets, political agendas and other funding issues, including potential delays in government contract awards or commencement of work for a project;

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

Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. We continually bid on new contracts and negotiate contract renewals on expiring contracts.  Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. As a condition to contract award, customers may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract.  Government entities are also taking more time between contract award and approval to commence work under the contract, which delays our ability to recognize revenues under the contract.  If negative market conditions materialize, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue, obtain or perform particular projects, which could reduce or eliminate our profitability.

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

As of December 31, 2019, the value of securities available for sale within our investment portfolio was $17.1 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2016 through December 31, 2019, our common stock has traded at prices as low as $2.20 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

For the nine months ended December 31, 2019, we did not repurchase any shares. As of December 31, 2019, there was approximately $1.7 million of remaining funds available under the stock repurchase program. From inception of the program in August 2011 through December 31, 2019, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of December 31, 2019, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
10.1	Severance and Release Agreement effective date December 12, 2019, between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A as filed with the SEC on December 27, 2019

10.2	Employment Agreement, dated November 15, 2019, between Iteris, Inc. and Douglas Groves	Exhibit 10-1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2019

Exhibit Number	Description	Where Located
31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 4, 2020	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)