Form 10-K
period 2020-03-31
ITERIS, INC.
filed 2020-06-09
CIK 350868

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended (the "Securities Act"). Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

         Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2019 was approximately $233,300,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 29, 2020, there were 40,732,994 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2020

        Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc., CheckPoint™, ClearGuide™, ClearFleet™, CVIEW-Plus™, Edge®, EdgeConnect™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, P-Series™, PedTrax®, Pegasus™, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), UCRLink™, Vantage®, VantageLive!™, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity® and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

        This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "intend(s)," "plan(s)," "should," "will," "may," "anticipate(s)," "estimate(s)," "could," "should," and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products, impact of planned acquisitions and dispositions, the Company's strategy for growth, competition, the impact of the outbreak of a novel strain of coronavirus, COVID-19, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth in Part I, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of essential applied informatics that enable smart transportation. Municipalities, government agencies and other businesses use our solutions to make roads safer and travel more efficient.

        As a pioneer in intelligent transportation systems ("ITS") technology for more than two decades, our intellectual property, products and software-as-a-service ("SaaS") offerings offer a comprehensive range of ITS solutions to our customers throughout the U.S. and internationally.

        Prior to the sale of our Agriculture and Weather Analytics segment in May 2020, we combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provided analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.

        We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on our roadways.

        We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and we are always exploring strategic alternatives intended to optimize the value of all of our Company.

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

Recent Developments

Public Offering and Acquisition of Albeck Gerken, Inc.

        On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company's common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used approximately $6.2 million of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida (see Note 11, "Acquisition" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the acquisition of AGI), and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.

Coronavirus

        In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, COVID-19 ("the Pandemic"). The Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, such as travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. Continued impacts of the Pandemic have materially adversely impacted global economic conditions, and could impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.

Sale of Segment

        On May 5, 2020, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered in on May 2, 2020, the Company sold the assets of its Agriculture and Weather Analytics segment, composed of its ClearAg and ClearPath Weather product lines, to DTN, LLC ("DTN"), an operating company of TBG AG, a Swiss-based holding company. See Note 14 "Subsequent Events" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the sale of the Agriculture and Weather Analytics segment.

Restructuring

        On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board of Directors of Iteris, Inc. approved a plan of restructuring that will involve a charge in the range of approximately $1.7 million to $1.9 million in the fiscal quarter ending June 30, 2020, of which approximately 60% relates to the sale of the Agriculture and Weather Analytics segment. The restructuring charge includes separation costs for certain employees who will not transition to DTN and an additional 10 to 15 positions that are being eliminated to right-size the cost structure of the Company. The restructuring is expected to result in a cash expenditure of approximately $1.7 million to $1.9 million. The annualized savings from the restructuring charges, excluding those related to the sale, are expected to be in the range of $1.2 million to $1.3 million. The amounts stated above are preliminary and subject to change as the Company finalizes its assessment of the charges and savings associated with the above items.

Products and Services

        Our reportable segments consist of: Roadway Sensors, Transportation Systems, and, prior to May 5, 2020, Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadway Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. The Transportation Systems segment provides traffic engineering and consulting services, as well as managed services, performance measurement, traffic analytics, traveler information and commercial vehicle operating software solutions. The Agriculture and Weather Analytics segment includes ClearPath Weather, our road maintenance applications, and ClearAg, our digital agriculture platform.

        See Note 12 "Business Segments, Significant Customer and Geographic Information" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on our reporting segments. See Note 14 "Subsequent Events" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the sale of the Agriculture and Weather Analytics segment.

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

  Transportation Systems

        Our Transportation Systems segment includes engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 11 "Acquisition" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the acquisition of AGI).

        The Transportations Systems segment also includes our performance measurement and traffic analytics solutions, Iteris Signal Performance Measures (SPM), Iteris ClearGuide, and iPeMS—a state-of-the-art analytics software suite that provides prescriptive data insights for multiple applications, including to help determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. Our analytics suite of products utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. These applications are also capable of providing users with predictive traffic analytics, and easy-to-use visualization and animation features based on historical traffic conditions.

        This segment also includes our advanced traveler information system solutions and services, as well as our commercial vehicle operations and vehicle safety compliance platforms, known as "ClearFleet", "CVIEW-Plus," "CheckPoint," "UCRLink" and "inspect." These software applications support state-based commercial vehicle operations by storing and distributing intrastate and interstate commercial vehicle information for local, state and federal agencies' roadside and enforcement operations.

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

  Agriculture and Weather Analytics

        The Agriculture and Weather Analytics segment, which we sold in May 2020, consisted of ClearPath Weather, a road maintenance application, and ClearAg, a digital agriculture platform.

        ClearPath Weather is a web-based solution, which includes a suite of tools that apply data assimilation and modeling technologies to assess weather conditions for customizable route/site weather and pavement forecasting, and render winter road maintenance recommendations for state agencies, municipalities and commercial companies to improve roadway maintenance decisions.

        Beginning in late 2013, we undertook the development of "ClearAg solutions" for the digital agricultural market. These new products utilize and expand the intellectual property, technology base and product suites of our ClearPath Weather solutions. For ClearAg solutions, we developed additional scientific and agronomic models and forecasts, expanded our computing infrastructure for additional big data acquisition and processing, and designed distributed delivery vehicles and products.

        The ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. The ClearAg Platform delivers validation tools for ag inputs, irrigation, field readiness, and harvest solutions giving growers, researchers and other agribusinesses access to a comprehensive database of historical, real-time and forecasted weather, soil and plant health information, as well as other information on crop growth. Companies use the ClearAg Platform to simulate field conditions and determine how new products may perform on a crop given certain weather and soil conditions. Growers and agribusinesses leverage the ClearAg Platform to determine the best times to plant, spray, fertilize, irrigate, and harvest crops.

        ClearAg solutions were offered on a subscription basis, with customers consuming ClearAg through visualization component application programming interfaces ("APIs"). These APIs facilitate the integration of ClearAg's analytics and insights with the offerings of large enterprise customers in the agriculture market.

        On May 5, 2020, pursuant to a Purchase Agreement the Company sold the assets of its Agriculture and Weather Analytics segment, composed of its ClearAg and ClearPath Weather product lines, to DTN, an operating company of TBG AG, a Swiss-based holding company. As a result of the sale, we no longer operate in the Agriculture and Weather Analytics segment. See Note 14 "Subsequent Events" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the sale of the Agriculture and Weather Analytics segment.

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

        We market and sell our Transportation Systems services and solutions and, prior to May 2020, our ClearPath Weather services, primarily to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and local municipal customers, and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.

        ClearAg solutions were marketed and sold on a subscription basis, under a SaaS license, to seed and crop protection companies, agriculture equipment manufacturers, irrigation solution providers, allied providers and other agriculture service providers.

        We have historically had a diverse customer base. For the fiscal year ended March 31, 2020 ("Fiscal 2020"), no individual customer represented greater than 10% of our total revenues. For the fiscal year ended March 31, 2019 ("Fiscal 2019) and Fiscal 2018, one individual customer represented greater than 10% of our total revenues. As of March 31, 2020 and 2019, no individual customer accounted for more than 10% of our total trade accounts receivable.

Manufacturing and Materials

        We use contract manufacturers to build subassemblies that are used in our Roadway Sensors products. Additionally, we procure certain components for our Roadway Sensors products from qualified suppliers, both in the U.S. and internationally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing and MoboTrex, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. Typically, we do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility maintains a Quality Management System that is currently certified as conforming to all requirements of the ISO 9001:2015 international standard.

Customer Support and Services

        We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for Fiscal 2020, Fiscal 2019 and Fiscal 2018. We believe customer support is a key competitive factor for our Company.

        Our ClearAg solutions were primarily sold as annual subscription services with recurring monthly revenue. As an element of these services, we provided full-time support and customer service for such ClearAg solutions.

Backlog

        Our total backlog of unfulfilled firm orders was approximately $67.2 million at March 31, 2020, which included $53.4 million related to Transportation Systems, $8.7 million related to Roadway Sensors, and $5.2 million related to Agriculture and Weather Analytics. Typically, we recognize approximately more than 70% of our Transportation Systems backlog as of the end of a fiscal year in the subsequent fiscal year, and currently expect that trend to continue for the near future. Substantially all of the backlog for Roadway Sensors at March 31, 2020 is expected to be recognized as revenue in the fiscal year ending March 31, 2021 ("Fiscal 2021") and only a small portion of the backlog for Agriculture and Weather Analytics was realized prior to its sale in May 2020. At March 31, 2019, we had backlog of approximately $55.4 million, which included $44.5 million related to Transportation Systems, $6.2 million related to Roadway Sensors and $4.7 million related to Agriculture and Weather

Analytics. The increase in backlog in the current fiscal year was largely due to increased sales and marketing efforts in our Transportation Systems segment during the current fiscal year.

        Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our consolidated balance sheets. Backlog does not include announced orders for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders.

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

Product Development

        Our product development activities are mostly conducted at our principal facility in Santa Ana, California, as well as our facilities in Grand Forks, North Dakota and Oakland, California. Our research and development costs and expenses were approximately $8.6 million for Fiscal 2020, $7.8 million for Fiscal 2019, and $7.9 million for Fiscal 2018. We expect to continue to pursue various product development programs and incur research and development expenditures, primarily in our Roadway Sensors and Transportation Systems segments in future periods.

        We believe our engineering and product development capabilities are a competitive strength. We strive to continuously develop new products, technologies, features and functionalities to meet the needs of our ever-changing markets, as well as to enhance, improve upon, and refine our existing product lines. We plan to continue to invest in the development of our software offerings that include Iteris SPM, iPeMS, Iteris ClearGuide, and Iteris ClearFleet, as well as our other commercial vehicle operations software products. In addition, we intend to continue to invest in further enhancements and functionality in our Vantage products family. We believe that developing new and enhanced product offerings across our segments and enhancing, refining and marketing our existing products are key components for strong organic growth and profitability.

Competition

        Generally, we face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        In the market for our Roadway Sensors detection products, we compete with manufacturers and distributors of other above-ground video camera detection systems and manufacturers and distributors of other non-intrusive detection devices (e.g., microwave, infrared, radar, ultrasonic and magnetic detectors), as well as manufacturers and installers of in-pavement inductive loop products, which have historically been, and currently continue to be, the predominant vehicle detection system in this market. Additionally, products such as Velocity and VantagePegasus compete against various competitors in the travel-time and data communications markets, respectively.

        The markets in which our Transportation Systems segment operates is highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in the managed services and consulting business lines include a mix of local, regional and international engineering services firms. Our competitors in the software business line (e.g., performance measurement and management, advanced traveler information systems, and our commercial vehicle operations and vehicle safety compliance platforms) include university affiliated software organizations, venture backed software companies, as well as other multi-disciplinary hardware and software corporations.

        The markets in which our Agriculture and Weather Analytics segment operated vary from the commercial sector customers for ClearAg solutions to public sector customers for ClearPath Weather solutions. Our competitors vary in number, scope and breadth of the products and services they offer. In the public sector, we competed with some of the same transportation engineering, planning and design firms that also compete with our Transportation Systems segment.

        In general, the markets for the products and services we offer are highly competitive and are characterized by rapidly changing technology and evolving standards. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases, and significantly greater financial, technical, manufacturing, distribution and marketing resources than we. As a result, they may be able to adapt more quickly to new or emerging standards or technologies, or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We believe that our ability to compete effectively in our target markets will depend on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price and service, and technical support. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets would have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

        Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently have a total of 21 issued U.S. patents, including: (i) 14 relating to our Roadway Sensors technologies, four of which were issued in Fiscal 2020 and (ii) 7 relating to our Transportation Systems technologies. Prior to the sale of our Agriculture and Weather Analytics segment in May 2020, we had a total of 36 issued U.S. patents relating to our Agriculture and Weather Analytics technologies. Prior to the sale of our Agriculture and Weather Analytics in May 2020, we had a total of 14 pending patent applications in the U.S. and 8 total foreign patent applications. The expiration dates of our patents range from 2026 to 2038. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Employees

        As of March 31, 2020, we employed 414 full-time employees and 26 part-time employees, for a total of 440 employees. As a result of the sale of our Agriculture and Weather Analytics segment in May 2020 and related restructuring activities, we currently have approximately 348 full-time and 26 part-time employees. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

  •
  performance bond requirements;

  •
  adverse weather conditions or other natural or medical disasters or developments, such as, the novel coronavirus COVID-19, and evacuations and flooding due to hurricanes, can result in our inability to perform work in affected areas; and

  •
  international relations and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

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

        We had net losses of approximately $5.6 million in Fiscal 2020, $7.8 million in Fiscal 2019 and $3.5 million in Fiscal 2018, and we cannot assure you that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. We may expect to continue to experience operating losses and net losses in Fiscal 2021 and may continue to do so in the future, which would make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

         Our management information systems and databases have been and could in the future be disrupted by data protection breaches, system security failures, cyber threats or by the failure of, or lack of access to, our internal operations, such as our enterprise resource planning, or ERP, system, or services provided to our customers. These disruptions could negatively impact our sales, increase our expenses, significantly harm our reputation and/or adversely affect our stock price.

        Experienced users and computer programmers may be able to penetrate, or "hack", our network security and create system disruptions, cause shutdowns and compromise or misappropriate our confidential information or that of our employees and third parties. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our internal network, any of our systems, service offerings or otherwise exploit any security vulnerabilities of our network, systems or service offerings. In addition, sophisticated services, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of a system. We could incur expenses addressing problems created by cyber or other security problems, bugs, viruses, worms malicious software programs and security vulnerabilities, and our efforts to address these problems may not be successful. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data security event, such as a breach, data loss or information security lapses, whether resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information, could result in interruptions, cessation of service(s), claims, remediation costs, regulatory sanctions against us, loss of current and future contracts, adverse effects to results of operations and financial condition, serious harm to our reputation and/or adverse effects to our stock price. We operate our ERP system on a SaaS platform, and we use this system for reporting, planning, sales, audit, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provider of this service, for a number of aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business. We carry insurance, including cyber insurance, commensurate with its size and the nature of its operations, although there is no certainty that such insurance will in all cases be sufficient to fully reimburse us for all losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.

        In April 2020, certain internal computer systems at our headquarters in Santa Ana were breached by an intruder, which prevented them temporarily from operating. We immediately took steps to isolate those systems and implemented measures to prevent additional systems from being affected, including taking systems offline as a precaution. The intrusion did not affect any customer-facing systems. Third party forensic experts were engaged to assist our information technology team to restore those affected internal systems to operation. We completed our investigation on June 3, 2020 and we have not experienced, nor do we believe there has been, any material impact to our operating activities nor our controls over financial reporting. To date, we have found no evidence of data exfiltration or misappropriation.

         If unauthorized access is obtained to our customer's personal and/or proprietary data in connection with our web-based and mobile application solutions and services, we may suffer various negative impacts, including a loss of customer and market confidence, loss of customer loyalty, and significant liability to our customers and to individuals or businesses whose information was being stored.

        Protecting data of our customers is critical to our business, and if there is unauthorized access we may incur significant costs or liabilities. In addition, we are required to comply with government contracting requirements and make investments in our systems to protect that data. If we are unable to do so, our customers may lose confidence in us, which would harm our sales, and we may incur significant expenses or liabilities.

         The recent coronavirus outbreak could have an adverse effect on our business.

        In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of the Pandemic. The Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, such as travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. Continued impacts of the Pandemic have materially adversely impacted global economic conditions, and have impacted our business, results of operations and financial condition, such as expense reductions, in an effort to mitigate such impacts. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

         Acquisitions of companies or technologies, including our acquisition of AGI, may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.

        In July 2019, we completed the acquisition of AGI and we plan to continue to explore acquiring additional complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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

        Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may also materially and adversely affect our operating results due to large write-offs, contingent liabilities, substantial depreciation, deferred compensation charges or intangible asset amortization, or other adverse tax or accounting consequences. We cannot assure you that we will be able to identify or consummate any additional acquisitions, successfully integrate any acquisitions or realize the benefits and opportunities anticipated from any acquisition.

         Acquisitions, investments and divestitures could result in operating difficulties, dilution, and other consequences that may adversely affect our business and results of operations.

        Acquisitions, investments and divestitures are important elements of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. Effecting these strategic transactions could create unforeseen operating difficulties and expenditures. We face risks that include, among other things:

  •
  the strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company may not be realized or may take longer to realize than expected;

  •
  strategic benefits and opportunities related to past and ongoing restructuring actions may not be realized or may take longer to realize than expected;

  •
  our ability to realize the expected financial benefits of an acquisition, divestiture or other strategic transaction;

  •
  cost reductions may not occur as expected;

  •
  management time and focus may be diverted from operating our business to challenges related to acquisitions and other strategic transactions;

  •
  cultural challenges may arise associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire; and

  •
  we may fail to successfully further develop the acquired business or technology.

        Our failure to address the risks and other issues in connection with our past or future acquisitions and other strategic transactions could cause us to fail to realize their anticipated benefits and opportunities, including unanticipated liabilities, increased costs, and harm our business generally.

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

        We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. During the past few fiscal years, we have introduced, and will continue to introduce this fiscal year, both new and enhanced products across all segments. We cannot guarantee the success of these products, and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

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

        We have historically experienced volatility in our earnings and cash flows from operations from year to year. Should the credit markets further tighten or our business decline, we may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

         The markets in which we operate are highly competitive with many companies more established than we are.

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

        Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. We continually bid on new contracts and negotiate contract renewals on expiring contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. As a condition to contract award, customers require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. Government entities are also taking more time between contract award and approval to commence work under the contract, which delays our ability to recognize revenues under the contract. If negative market conditions materialize, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue, obtain or perform particular projects, which could reduce or eliminate our profitability.

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

        Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. We have in the past, and may in the future, be subject to litigation regarding our intellectual property rights. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party's intellectual property. Our continued expansion into software development activities may subject us to increased possibility of litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management's attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.

         We may continue to be subject to traffic-related litigation.

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

        Due to the specialized nature of our business, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may adversely affect our growth in the current fiscal year and in future years. This situation is exacerbated by pressure from agency customers to contain our costs, while salaries for highly skilled employees are on the rise. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain such employees, which could impair our ability to perform our contractual obligations, meet our customers' needs, win new business, and adversely affect our future results. Likewise, the future success of our Transportation Systems segment will depend on our ability to hire additional qualified engineers, planners and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

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

        As of March 31, 2020, the value of securities available for sale within our investment portfolio was $11.6 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio has fluctuated as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

        A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that technology, decision-making and other processes can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If we are not able to maintain effective internal controls over financial reporting, we may lose the confidence of investors and analysts and our stock price could decline.

         Our quarterly operating results fluctuate as a result of many factors. Therefore, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

        Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues and operating results include, among others, the following:

  •
  the Pandemic, which may impact our first quarter and full fiscal year 2021 operating results;

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

        We have in the past experienced, and may from time to time in the future continue to experience parts shortages or unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. We have historically used and continue to use single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Our Roadway Sensors products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales and costs will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap should for any reason our contract manufacturers become unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins. Further, foreign imports of components in our products subject the Company to risks of changes in, or the imposition of new, export/import requirements, tariffs, work stoppages, delays in shipment, product cost increases due to component shortages, public health issues that could lead to temporary closures of facilities or shipping ports, such as the Pandemic and other economic uncertainties, affecting trade between the U.S. and other countries where we source components for our Roadway Sensors products. Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect the financial performance of our Roadway Sensors business. Similarly, these actions could result in cost increases or supply chain delays that impact third party products (e.g. steel poles) which could lead our customers to delay or cancel planned purchases of our products.

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

        While we historically have had limited international sales, revenues and operational experience, we have been expanding our distribution capabilities for our Roadway Sensors segment internationally, particularly in Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:

  •
  the Pandemic and related government responses, including travel restrictions, quarantines and "stay-at-home" orders;

  •
  political, social and economic instability, as well as international conflicts and acts of terrorism;

  •
  bonding requirements for certain international projects;

  •
  longer accounts receivable payment cycles;

  •
  import and export license requirements and restrictions of the U.S., as well as requirements and restrictions in the other countries in which we operate;

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

        The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2017 through March 31, 2020, our common stock has traded at prices as low as $2.08 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

  •
  acquisitions of businesses, products or technologies, or other strategic transactions or dispositions;

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

        The stock market is currently experiencing and has from time to time experienced volatility, which has often affected and may continue to affect the market prices of equity securities of many technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.

         Provisions of our charter documents may discourage a third party from acquiring us and may adversely affect the price of our common stock.

        Provisions of our certificate of incorporation could make it difficult for a third party to influence or acquire us, even though that might be beneficial to our stockholders. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. For example, under the terms of our certificate of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. In addition, our bylaws contain provisions governing the ability of stockholders to submit proposals or make nominations for directors. We may also adopt provisions and agreements from time to time that could make it harder for a potential acquirer.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters and principal operations are housed in approximately 47,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California, pursuant to a lease which terminates in March 2022. For additional information regarding our lease obligations, see Note 7 "Right-of-Use Assets and Lease Liabilities" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

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

        As of May 29, 2020, we had 318 holders of record of our common stock according to information furnished by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

        In Fiscal 2020, Fiscal 2019, and Fiscal 2018, we did not repurchase any shares. From inception of the program in August 2011 through March 31, 2020, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2020, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

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

Overview

        General.    We are a provider of smart mobility infrastructure management solutions. Municipalities, government agencies, and other transportation infrastructure providers use our solutions to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.

        Sale of Vehicle Sensors.    On July 29, 2011, we completed the sale of substantially all of our assets used in connection with our former Vehicle Sensors segment to Bendix Commercial Vehicle Systems LLC ("Bendix"), a member of Knorr-Bremse Group, pursuant to an Asset Purchase Agreement signed on July 25, 2011 (the "Asset Sale"). In connection with the Asset Sale, we were entitled to additional consideration in the form of certain performance and royalty-related earn-outs through December 31, 2017. From the date of the Asset Sale, through March 31, 2020, we received approximately $2.7 million in connection with royalty-related earn-outs provisions for a total of $18 million in cash received from the Asset Sale. We do not anticipate any further payments from Bendix.

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

        Business Segments.    Our reportable segments consist of: Roadway Sensors, Transportation Systems, and, prior to May 5, 2020, Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next®, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. In select territories, our Roadway Sensors segment also sells OEM products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

        The Transportation Systems segment includes engineering and consulting services, managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 11 "Acquisition" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the acquisition of AGI). The Transportations Systems segment product line includes: Iteris Signal Performance Measures ("SPM"), Iteris ClearGuide, and iPeMS, our performance measurement and analytics solution, our advanced traveler information system solutions ClearPath 511 and Reverse 511, as well as our commercial vehicle operations and vehicle safety compliance platforms known as ClearFleet, CVIEW-Plus, CheckPoint, UCRLink and inspect.

        The Agriculture and Weather Analytics segment consisted of ClearPath Weather, a road maintenance application, and ClearAg, a digital agriculture platform. ClearPath Weather is a web-based solution, which includes a suite of tools that apply data assimilation and modeling technologies to assess historical weather conditions for both short-term and long-range weather forecasts and customizable route/site weather and pavement forecasting, and providing winter road maintenance recommendations for state agencies, municipalities and commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. ClearAg solutions combine weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. ClearAg solutions were offered to companies in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. ClearAg solutions provided weather, environment, soil and plant growth modeling to deliver environmental intelligence through ClearAg APIs and components, IMFocus APIs and ClearAg web applications.

        On May 5, 2020, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered in on May 2, 2020, the Company sold the assets of its Agriculture and Weather Analytics segment, composed of its ClearAg and ClearPath Weather product lines, to DTN, LLC ("DTN"), an operating company of TBG AG, a Swiss-based holding company. As a result of the sale, we no longer operate in the Agriculture and Weather Analytics segment. See Note 14 "Subsequent Events" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the sale of the Agriculture and Weather Analytics segment.

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

        Revenue Recognition.    Revenues are recognized when control of the promised goods or services are transferred to our customers, in a gross amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenues from contracts with our customers.

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

        Service revenues also consist of revenues derived from maintenance support and the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance support, monthly active user fees, SaaS fees, and hosting fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period. The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solutions provided and the structure of the sales contract. In SaaS agreements, we provide a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation. In product related contracts, a purchase order may contain different products, each constituting a separate performance obligation.

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

        The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies.

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

        In relation to the Tax Cuts and Jobs Act ("TCJA"), we determined reasonable provisional estimates on our existing deferred tax balances and the one-time transition tax under the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments, thereby impacting our consolidated financial position and results of operations.

        On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company.

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

Recent Accounting Pronouncements

        Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for a discussion of recent accounting pronouncements.

Analysis of Fiscal 2020 and Fiscal 2019 Results of Operations

        For a comparison of the 2019 to 2018 fiscal years, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended March 31, 2019."

        Total Revenues.    Total revenues are comprised of sales from our Roadway Sensors, Transportation Systems and Agriculture and Weather Analytics segments. The following tables present details of total revenues for Fiscal 2020 as compared to Fiscal 2019:

	Year Ended March 31,
	2020	2019	$ Increase	% Change
	(In thousands, except percentages)
Product revenues	$55,007	$48,227	$6,780	14.1%
Service revenues	59,110	50,896	8,214	16.1%

Total revenues	$114,117	$99,123	$14,994	15.1%

        Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for Fiscal 2020 increased approximately 14.1% to $55.0 million, compared to $48.2 million in Fiscal 2019, primarily due to an increase in sales of our core Roadway Sensors video detection products, and to a lesser extent, increases in both unit sales from our distribution in Texas of certain OEM products for the traffic intersection market and Transportation Systems third-party product sales for installation under certain construction-type contracts.

        Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment and the Agriculture and Weather Analytics segment. Service revenues for Fiscal 2020 increased approximately 16.1% to $59.1 million, compared to $50.9 million in Fiscal 2019, primarily due to approximately $6.4 million of revenues from the operations of AGI as well as higher Transportation Systems traffic engineering service revenues and to a lesser extent higher Agriculture and Weather Analytics revenues. Total revenues for Fiscal 2020 increased approximately 15.1% to $114.1 million, compared to $99.1 million in Fiscal 2019. The increase in total revenues was primarily due to an approximate 16.5% increase in Transportation

Systems revenues, an approximate 13.5% increase in Roadway Sensors revenues, and an approximate 15.5% increase in Agriculture and Weather Analytics revenues.

        Roadway Sensors revenues in Fiscal 2020 included approximately $49.1 million in product revenues and approximately $0.3 million of service revenues, reflecting an increase in total revenues of approximately $5.9 million or 13.5%, compared to Fiscal 2019, primarily due to higher sales from our core video detection products, as well as higher unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, which increased approximately $2.0 million or 54.1% to approximately $5.8 million. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products in Texas by providing a more comprehensive suite of traffic solutions for our customers. Going forward, we plan to grow revenues by focusing on our core domestic traffic intersection market, and refining and delivering products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

        Transportation Systems revenues in Fiscal 2020 included approximately $52.1 million of service revenues and approximately $5.9 million of sales of third-party products purchased for installation under certain construction-type contracts, reflecting an increase in total revenues of approximately $8.2 million or 16.5%, compared to Fiscal 2019, primarily due to approximately $6.4 million of revenues from the operations of AGI and an increase in Transportation Systems traffic engineering service revenues of approximately $1.1 million. Transportation Systems added approximately $68.7 million of new backlog during the Fiscal 2020. Transportation Systems backlog increased to approximately $53.4 million as of March 31, 2020, compared to approximately $44.5 million as of March 31, 2019.

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

        Agriculture and Weather Analytics revenues in Fiscal 2020 included no product revenue and approximately $6.7 million of service revenues, largely consisting of subscription revenues, reflecting an increase in total revenues of approximately $0.9 million or 15.5%, compared to Fiscal 2019. The increase was primarily due to increases in both ClearPath Weather and ClearAg solutions under newly signed contracts during Fiscal 2020.

        Gross Profit.    The following tables present details of our gross profit for Fiscal 2020 compared to Fiscal 2019:

	Year Ended March 31,
	2020	2019	$ Increase	% Change
	(In thousands, except percentages)
Product gross profit	$24,741	$19,793	$4,948	25.0%
Service gross profit	23,020	18,813	4,207	22.4%

Total gross profit	$47,761	$38,606	$9,155	23.7%

Product gross margin as a % of product revenues	45.0%	41.0%
Service gross margin as a % of service revenues	38.9%	37.0%
Total gross margin as a % of total revenues	41.9%	38.9%

        Our product gross margin as a percentage of product revenues for Fiscal 2020 increased approximately 400 basis points compared to Fiscal 2019 primarily due to an increase in our Roadway Sensors core video detection products, which typically yields higher gross margins than our Roadway Sensors OEM sales and our Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.

        Our service gross margin as a percentage of service revenues for Fiscal 2020 increased 190 basis points compared to Fiscal 2019 primarily due to the completion of previously awarded contracts, the timing of certain extension contracts, the contract mix and a decrease in the amount of related sub-consulting content of such contracts. Sub-consulting content generally results in lower gross margins than our direct labor content.

        Our total gross margin as a percentage of total revenues for Fiscal 2020 increased 300 basis points compared to Fiscal 2019 primarily as a result of the revenue mix within our Roadway Sensors and Transportation Systems segments. During Fiscal 2020, there was an increase in the percentage of revenue from our Roadway Sensors core video detection products as well as a decrease in the percentage of revenue from our Transportation Systems sales of third-party products purchased for installation under certain construction-type contracts, both of which drove an increase in gross margin.

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

        We recognize a portion of our Transportation Systems revenues and related gross profit over time using the costs incurred input method, where revenue is recognized based on the Company's efforts or inputs toward satisfying a performance obligation, and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our internal workforce, which could cause fluctuations in our margins from period to period.

  Selling, General and Administrative Expense

        Selling, general and administration expense for Fiscal 2020 increased approximately 15.3% to $44.4 million, compared to $38.5 million in Fiscal 2019. The increase was primarily due to expenses related to the acquisition of AGI, retention costs for certain Agriculture and Weather Analytics employees, and executive severance costs. In connection with the AGI acquisition completed in July 2019, we added more than 40 employees, which has increased our selling, general and administrative expense in Fiscal 2020.

  Research and Development Expense

        Research and development expense for Fiscal 2020 increased approximately 10.3% to $8.6 million, compared to $7.8 million in Fiscal 2019. The overall increase was primarily due to continued investment in research and development activities largely focused on improving our existing software related product offerings.

        During Fiscal 2020, we invested in the development of further enhancements and functionality of the ClearAg and ClearPath Weather solutions in the Agriculture and Weather Analytics segment and our Vantage products family in our Roadway Sensors segment. In our Transportation Systems segment, we invested in, and successfully released Iteris ClearGuide, our state-of-the-art mobility intelligence platform, designed to help transportation agencies achieve safer, more efficient mobility for their networks. Going forward, we plan to continue to invest in Iteris ClearGuide and our Vantage products family.

        In both the current and prior year periods certain development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.

  Impairment of Goodwill

        Based on our goodwill impairment testing for Fiscal 2020 and 2019, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of Fiscal 2020 and 2019. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.

  Amortization of Intangible Assets

        Amortization expense for intangible assets subject to amortization was approximately $1.5 million and $1.1 million for Fiscal 2020 and Fiscal 2019, respectively. Approximately $736,000 and $850,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $757,000 and $275,000 was recorded to amortization expense for Fiscal 2020 and Fiscal 2019, respectively, in the consolidated statements of operations. The increase in amortization was primarily due to amortization expenses related to intangible assets acquired as part of the AGI acquisition.

  Interest Income, Net

        Net interest income was approximately $229,000 and $129,000 in Fiscal 2020 and Fiscal 2019, respectively. The increase in net interest income in the current year was primarily due to interest earned on investments purchased and held during the current Fiscal year.

  Income Taxes

        The following table presents our (benefit) provision for income taxes for Fiscal 2020 and Fiscal 2019:

	Year Ended March 31,
	2020	2019
	(In thousands, except percentages)
Provision (benefit) for income taxes	$160	$36

Effective tax rate	(3.1)%	(0.5)%

        For Fiscal 2020 and 2019, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against our deferred tax assets.

        In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $14.2 million and $12.3 million against our deferred tax assets at March 31,

2020 and 2019, respectively. We will continue to reassess the appropriateness of maintaining a valuation allowance.

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

        At March 31, 2020, we had $10.7 million of federal net operating loss carryforwards that do not expire as a result of recent tax law changes. We had $7.3 million of federal net operating loss carryforwards that begin to expire in 2038. We also had $8.7 million of state net operating loss carryforwards that begin to expire in 2031. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.

        On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company.

Liquidity and Capital Resources

        For a comparison of the 2019 to 2018 fiscal years, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended March 31, 2019."

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

        At March 31, 2020, we had $32.5 million in working capital, which included $14.4 million in cash and cash equivalents and $11.6 million in short-term investments. This compares to working capital of $13.5 million at March 31, 2019, which included $7.1 million in cash and cash equivalents and $1.9 million in short-term investments.

        The following table summarizes our cash flows for Fiscal 2020 and Fiscal 2019:

	Year Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(3,827)	$(5,828)
Investing activities	$(16,243)	$2,345
Financing activities	$27,362	$402

        Operating Activities.    Cash used in our operations during Fiscal 2020 was primarily the result of our net loss of approximately $5.6 million, adjusted by approximately $6.9 million in non-cash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization, offset by a decrease of approximately $5.2 million from changes in working capital.

        Cash used in our operations during Fiscal 2019 was primarily the result of our net loss of approximately $7.8 million, adjusted by approximately $4.1 million in non-cash items for deferred income taxes, depreciation, stock-based compensation, and amortization. The net loss was offset in part by approximately $2.1 million of working capital used in our operations in Fiscal 2019.

        Investing Activities.    Net cash used in our investing activities during Fiscal 2020 was primarily the result of purchases of approximately $33.8 million of short-term investments and approximately $468,000 of property and equipment, as well as approximately $5.6 million in net cash paid for the AGI acquisition and approximately $633,000 of capitalized software development, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and Iteris ClearGuide, respectively. These investments were partially offset by approximately $24.2 million in proceeds from the sale and maturity of short-term investments.

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

        Financing Activities.    Net cash provided by financing activities during Fiscal 2020 was the result of approximately $26.8 million of proceeds from the issuance of common stock in connection with the public offering, net of costs, of 6,182,797 shares of the Company's common stock on June 13, 2019. In addition, there was $370,000 of cash proceeds from the purchase of ESPP shares and approximately $256,000 of cash proceeds from the exercises of stock options.

        Net cash provided by financing activities during Fiscal 2019 was primarily the result of approximately $365,000 of cash proceeds received from the purchases of Employee Stock Purchase Plan ("ESPP") shares, and approximately $85,000 of cash proceeds from the exercise of stock options during Fiscal 2019.

Off-Balance Sheet Arrangements

        We do not have any other material off-balance sheet arrangements at March 31, 2020.

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

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standard

        As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of and for the year ended March 31, 2020 due to the adoption of Accounting Standards Update 2016-02, Leases.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, CA
June 9, 2020

We have served as the Company's auditor since 2016.

Iteris, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,217	$7,071
Restricted cash	146	—
Short-term investments	11,556	1,935
Trade accounts receivable, net of allowance for doubtful accounts of $802 and $539 at March 31, 2020 and 2019, respectively	17,569	16,929
Unbilled accounts receivable	10,352	6,487
Inventories	3,040	2,916
Prepaid expenses and other current assets	2,149	1,367

Total current assets	59,029	36,705
Property and equipment, net	1,942	1,965
Right-of-use assets	13,044	—
Intangible assets, net	6,137	3,286
Goodwill	20,590	15,150
Other assets	1,215	849

Total assets	$101,957	$57,955

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$8,355	$9,441
Accrued payroll and related expenses	8,441	6,536
Accrued liabilities	3,756	2,370
Deferred revenue	5,963	4,883

Total current liabilities	26,515	23,230
Deferred rent	—	455
Lease liabilities	11,995	—
Deferred income taxes	190	65
Unrecognized tax benefits	130	150

Total liabilities	38,830	23,900
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000 Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2020 and March 31, 2019 Issued and outstanding shares—40,713 at March 31, 2020 and 33,377 at March 31, 2019	4,071	3,338
Additional paid-in capital	176,209	142,260
Accumulated deficit	(117,153)	(111,543)

Total stockholders' equity	63,127	34,055

Total liabilities and stockholders' equity	$101,957	$57,955

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31,
	2020	2019	2018
Product revenues	$55,007	$48,227	$46,464
Service revenues	59,110	50,896	57,265

Total revenues	114,117	99,123	103,729
Cost of product revenues	30,266	28,434	26,633
Cost of service revenues	36,090	32,083	37,265

Cost of revenues	66,356	60,517	63,898

Gross profit	47,761	38,606	39,831
Operating expenses:
Selling, general and administrative	44,383	38,471	37,400
Research and development	8,597	7,819	7,945
Amortization of intangible assets	757	275	88

Total operating expenses	53,737	46,565	45,433

Operating loss	(5,976)	(7,959)	(5,602)
Non-operating income (expense):
Other income (expense), net	297	50	(16)
Interest income, net	229	129	32

Loss from continuing operations before income taxes	(5,450)	(7,780)	(5,586)
(Provision) benefit for income taxes	(160)	(36)	1,818

Loss from continuing operations	(5,610)	(7,816)	(3,768)
Gain on sale of discontinued operation, net of tax	—	—	242

Net loss	$(5,610)	$(7,816)	$(3,526)

Loss per share from continuing operations—basic and diluted	$(0.14)	$(0.23)	$(0.12)

Gain per share from sale of discontinued operation—basic and diluted	$—	$—	$0.01

Net loss per share—basic and diluted	$(0.14)	$(0.23)	$(0.11)

Shares used in basic per share calculations	39,012	33,266	32,776

Shares used in diluted per share calculations	39,012	33,266	32,776

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2017	32,488	$3,249	$136,968	$(99,993)	$40,224
Stock option exercises	591	59	1,131	—	1,190
Stock-based compensation	—	—	1,781	—	1,781
Issuance of shares pursuant					—
to vesting of restricted stock units,					—
net of payroll withholding taxes	107	10	(158)	—	(148)
Net loss				(3,526)	(3,526)

Balance at March 31, 2018	33,186	$3,318	$139,722	$(103,519)	$39,521
Adoption of ASU 2014-09 (see Note 1)				(208)	(208)
Stock option exercises	43	4	81	—	85
Issuance of shares pursuant
to Employee Stock Purchase Plan	92	10	355	—	365
Stock-based compensation	—	—	2,156	—	2,156
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	56	6	(54)	—	(48)
Net loss				(7,816)	(7,816)

Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Issuance of common stock in connection with public offerring, net of costs	6,183	618	26,133	—	26,751
Stock option exercises	120	12	244	—	256
Issuance of shares pursuant to Employee Stock Purchase Plan	91	9	361	—	370
Stock-based compensation	—	—	2,785	—	2,785
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	73	7	(22)	—	(15)
Issuance of common stock in connection with acquisition	869	87	4,448	—	4,535
Net loss				(5,610)	(5,610)

Balance at March 31, 2020	40,713	$4,071	$176,209	$(117,153)	$63,127

See accompanying notes.

Iteris, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Iteris, Inc.

	Year Ended March 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(5,610)	$(7,816)	$(3,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Right-of-use asset non-cash expense	1,772	—	—
Deferred income taxes	105	(18)	(660)
Depreciation of property and equipment	848	854	819
Stock-based compensation	2,785	2,156	1,781
Amortization of intangible assets	1,492	1,125	726
Gain on sale of discontinued operation, net of tax	—	—	(242)
Loss on disposal of equipment	—	—	16
Other	(60)	—	—
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	265	(4,063)	1,433
Unbilled accounts receivable and deferred revenue	(2,438)	457	(166)
Inventories	(124)	5	(671)
Prepaid expenses and other assets	(987)	902	(693)
Trade accounts payable and accrued expenses	(534)	570	915
Operating lease liabilities	(1,341)	—	—

Net cash used in operating activities	(3,827)	(5,828)	(268)
Cash flows from investing activities
Purchases of property and equipment	(468)	(486)	(1,079)
Purchase of short term investments	(33,786)	(4,079)	(5,319)
Maturities of investments	24,225	7,463	—
Capitalized software development costs	(633)	(660)	(2,936)
Cash paid in business acquisition, net of cash acquired	(5,581)	—	—
Net proceeds from sale of business segment	—	107	511

Net cash (used in) provided by investing activities	(16,243)	2,345	(8,823)
Cash flows from financing activities
Proceeds from stock option exercises	256	85	1,190
Proceeds from ESPP purchases	370	365	—
Tax withholding payments for net share settlements of restricted stock units	(15)	(48)	(148)
Proceeds from issuance of common stock, net of costs	26,751	—	—

Net cash provided by financing activities	27,362	402	1,042

Increase (decrease) in cash, cash equivalents and restricted cash	7,292	(3,081)	(8,049)
Cash, cash equivalents and restricted cash at beginning of period	7,071	10,152	18,201

Cash, cash equivalents and restricted cash at end of period	$14,363	$7,071	$10,152

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$63	$4	$130
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$7	$6	$10
Issuance of common stock in connection with acquisition	$4,535	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$581	$—	$—
Capitalized software development costs included in accounts payable and accrued expenses	$—	$—	$102
Landlord contribution for tenant improvements	$—	$—	$145

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of smart mobility infrastructure solutions . Municipalities, government agencies, and other transportation infrastructure providers use our solutions to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.

        As a pioneer in intelligent transportation systems ("ITS") technology for more than two decades, we offer a comprehensive range of ITS technology solutions to our customers throughout the U.S. and internationally through a combination intellectual property, products, and SaaS offerings.

        Prior to the sale of our Agriculture and Weather Analytics segment in May 2020, we combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytical solutions that provide analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers.

        We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on the roads we travel.

        We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and always exploring strategic alternatives intended to optimize the value of all of our businesses.

        Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.

Recent Developments

Public Offering and Acquisition of Albeck Gerken, Inc.

        On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company's common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used approximately $6.2 million of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida (see Note 11 for further details on the acquisition of AGI), and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.

Coronavirus

        In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, COVID-19 ("the Pandemic"). The Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, such as travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. Continued impacts of the Pandemic have materially adversely impacted global economic

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

conditions, and could impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.

Sale of Segment

        On May 5, 2020, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered in on May 2, 2020, the Company sold the assets of its Agriculture and Weather Analytics segment, composed of its ClearAg and ClearPath Weather product lines, to DTN, LLC ("DTN"), an operating company of TBG AG, a Swiss-based holding company. As of March 31, 2020, the Company determined that Agriculture and Weather Analytics did not meet the held for sale classification criteria under Accounting Standard Codification Topic 360 ("ASC 360"), and as such, Agriculture and Weather Analytics assets and liabilities as of March 31, 2020, and the results of operations for all periods presented are not classified as held for sale and are included in continuing operations in the consolidated financial statements. See Note 14 for further details on the sale of the Agriculture and Weather Analytics segment.

Basis of Presentation

        Our consolidated financial statements include the accounts of Iteris, Inc. and all its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

        Service revenues also consist of revenues derived from maintenance and support, as well as the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance and support, monthly active user fees, software-as-a-service ("SaaS") fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

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

Disaggregation of Revenue

        The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 12 for our revenue by reportable segment.

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Contract Fulfillment Costs

        The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of March 31, 2020 and 2019, there was approximately $1,236,000 and $172,000, respectively, of contract fulfillment costs which are presented in the accompanying consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations

        As of March 31, 2020 and 2019, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

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

        We currently have, and historically have had, a diverse customer base. For the fiscal year ended March 31, 2020 ("Fiscal 2020"), no individual customer represented greater than 10% of our total revenues. For the fiscal years ended March 31, 2019 ("Fiscal 2019") and March 31, 2018 ("Fiscal 2018"), one individual customer represented approximately 24% and 22%, respectively, of our total revenues. As of March 31, 2020 and 2019, no individual customer represented greater than 10% of our total accounts receivable.

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents consist of cash and short-term investments with initial maturities of 90 days or less.

        Restricted cash as of March 31, 2020 consisted of $146,000 related to cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 9 for further details on the ESPP).

        Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	Year Ended March 31,
	2020	2019
Cash and cash equivalents	$14,217	$7,071
Restricted cash	146	—

	$14,363	$7,071

Investments

        The Company's investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders' equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 4). As of March 31, 2020, all of our investments are available-for-sale.

        Under ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the "Credit Loss") or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or will be required, to sell the security before

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer's financial condition and, if applicable, information on the guarantors' financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment's fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company's intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Intangible Assets

        Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Goodwill and Long-Lived Assets

        The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of March 31, 2020 and 2019, we determined that no adjustments to the carrying value of goodwill were required.

        We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets. As of March 31, 2020 and 2019, there was no impairment to our long-lived and intangible assets.

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Right-of-Use Assets and Lease Liabilities

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Comprehensive Loss

        The difference between net loss and comprehensive loss was de minimis for the Fiscal 2020, Fiscal 2019, and Fiscal 2018.

Recent Accounting Pronouncements

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. As a result of the adoption of ASU 2016-02, on April 1, 2019, the Company recognized (a) an operating lease liability of $14.2 million, which represents the present value of our remaining lease payments and (b) a related right-of-use asset of $13.4 million. In addition, the Company derecognized approximately $827,000 of deferred rent liability. The adoption of ASU 2016-02 did not have a material impact on the Company's statement of operations, cash flows, or stockholders' equity. Due to the adoption of the standard using the modified retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to April 1, 2019. See Note 7, Right-of-Use Assets and Lease Liabilities, for additional details.

        In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurements ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have completed our preliminary assessment and do not anticipate this pronouncement will have a significant impact on our consolidated financial statements upon adoption.

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have completed our preliminary assessment and do not anticipate this pronouncement will have a significant impact on our consolidated financial statements upon adoption.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 will now be effective for our fiscal year 2024 beginning April 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our consolidated financial statements.

        In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections". This update simplifies the guidance in various sections that was duplicative, redundant or outdated. The Company adopted this update effective July 2019. It did not have a material impact on our consolidated financial statements upon adoption.

        In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, however we do not anticipate this pronouncement will have a significant impact on our consolidated financial statements upon adoption.

2. Supplementary Financial Information

Inventories

        The following table presents details regarding our inventories:

	March 31,
	2020	2019
	(In thousands)
Materials and supplies	$1,380	$1,517
Work in process	162	356
Finished goods	1,498	1,043

	$3,040	$2,916

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

2. Supplementary Financial Information (Continued)

Property and Equipment, net

        The following table presents details of our property and equipment, net:

	March 31,
	2020	2019
	(In thousands)
Equipment	$7,134	$6,444
Leasehold improvements	3,009	2,939
Accumulated depreciation	(8,201)	(7,418)

	$1,942	$1,965

        Depreciation expense was approximately $848,000, $854,000 and $819,000 in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Approximately $291,000, $286,000 and $288,000 of the depreciation expense was recorded to cost of revenues, and approximately $557,000, $568,000 and $531,000 was recorded to operating expenses in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, in the consolidated statements of operations.

Intangible Assets

        The following table presents details regarding our intangible assets:

	March 31, 2020			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$1,856	$(1,856)	$—	$1,856	$(1,856)	$—
Customer contracts / relationships	4,250	(1,188)	3,062	750	(750)	—
Trade names and non-compete agreements	1,320	(1,163)	157	1,110	(1,110)	—
Capitalized software development costs	6,400	(3,482)	2,918	5,768	(2,482)	3,286

Total	$13,826	$(7,689)	$6,137	$9,484	$(6,198)	$3,286

        Amortization expense for intangible assets subject to amortization was approximately $1.5 million, $1.1 million and $726,000 for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Approximately $736,000, $850,000 and $638,000 of the intangible asset amortization was recorded to cost of revenues, and approximately $757,000, $275,000 and $88,000 was recorded to amortization expense for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, in the consolidated statements of operations. The weighted average remaining useful lives of the intangible assets as of March 31, 2020 is 5.3 years.

        We do not have any intangible assets with indefinite useful lives. Our net customer contracts/relationships have a useful life of 6 years beginning Fiscal 2020. Our net tradenames and non-compete agreements have a useful life of 3 years beginning Fiscal 2020. Our net capitalized software development costs of approximately $2.9 million and $3.3 million primarily consisted of our Oracle Enterprise Resource Planning ("ERP") system design and implementation of approximately

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

2. Supplementary Financial Information (Continued)

$1.9 million and $2.2 million as of March 31, 2020 and 2019, respectively, which has a useful life of 10 years beginning Fiscal 2019.

        As of March 31, 2020, the future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2021	$1,419
2022	1,234
2023	1,010
2024	879
2025	849
Thereafter	746

$6,137

Goodwill

        The following table presents the carrying value of our goodwill by reportable segments for Fiscal 2018, Fiscal 2019 and Fiscal 2020:

	Roadway Sensors	Transportation Systems	Ag & Weather Analytics	Total
	(In thousands)
Balance—March 31, 2018
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	$8,214	$6,936	$—	$15,150

Balance—March 31, 2019
Goodwill	$8,214	$14,906	$2,168	$25,288
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	$8,214	$6,936	$—	$15,150

Balance—March 31, 2020
Goodwill	$8,214	$14,906	$2,168	$25,288
Acquired goodwill (see Note 11)	—	5,440	—	5,440
Accumulated impairment losses	—	(7,970)	(2,168)	(10,138)

	$8,214	$12,376	$—	$20,590

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

2. Supplementary Financial Information (Continued)

Warranty Reserve Activity

        The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of fiscal year	$463	$403	$278
Additions charged to cost of sales	649	647	623
Warranty claims	(696)	(587)	(498)

Balance at end of fiscal year	$416	$463	$403

Earnings Per Share

        The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Year Ended March 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(5,610)	$(7,816)	$(3,768)
Gain on sale of discontinued operation, net of tax	—	—	242

Net loss	$(5,610)	$(7,816)	$(3,526)

Denominator:
Weighted average common shares used in basic and diluted computation	39,012	33,266	32,776

Loss from continuing operations per share:
Basic	$(0.14)	$(0.23)	$(0.12)

Diluted	$(0.14)	$(0.23)	$(0.12)

        The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss per share from continuing operations as their effect would have been anti-dilutive:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Stock options	6,190	5,056	3,917
Restricted stock units	110	12	228

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

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

        In accordance with applicable accounting guidance, we determined that the Vehicle Sensors segment, which constituted one of our operating segments, qualified as a discontinued operation. For the fiscal years ended March 31, 2020, March 31, 2019, and 2018, we recorded a gain on sale of discontinued operation of approximately $0, $0 and $242,000, respectively, net of tax, related to the earn-out provisions of the asset purchase agreement.

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

        We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2020 or 2019. Our non-financial assets, such as goodwill, intangible assets, property and equipment, and acquired assets and liabilities assumed are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. In Fiscal 2020, Fiscal 2019 and Fiscal 2018, Level 3 inputs were used to evaluate the fair value of our goodwill in our two reporting units that had goodwill balances. No other non-financial assets were measured at fair value during the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

4. Fair Value Measurements (Continued)

        The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,576	$(1)	$—	$10,575

Subtotal	10,576	(1)	—	10,575

Level 2:
Commercial paper	1,495	(1)	—	1,494
Corporate notes and bonds	6,044	(22)	—	6,022
US Treasuries	3,013	—	20	3,033
US Government agencies	1,007	—	—	1,007

Subtotal	11,559	(23)	20	11,556

Total	$22,135	$(24)	$20	$22,131

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$3,338	$—	$—	$3,338

Subtotal	3,338	—	—	3,338

Level 2:
Commercial paper		—	—	—
Corporate notes and bonds	1,434	(1)	—	1,433
US Treasuries	502	—	—	502

Subtotal	1,936	(1)	—	1,935

Total	$5,274	$(1)	$—	$5,273

        Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2020.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

5. Income Taxes

        The components of current and deferred federal and state income tax (benefits) provision are as follows:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Loss from continuing operations before income taxes	$(5,450)	$(7,780)	$(5,586)
Current income tax provision:
Federal	—	—	3
State	34	36	45

Total current tax provision	34	36	48
Deferred income tax benefit:
Federal	105	—	(1,849)
State	21	—	(17)

Total deferred benefit provision	126	—	(1,866)
Provision (benefit) for income taxes on continued operations	160	36	(1,818)

Loss from continuing operations, net of taxes	$(5,610)	$(7,816)	$(3,768)

        The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Benefit for income taxes at statutory rates	$(1,095)	$(1,634)	$(1,720)
Change in federal tax rate	—	—	4,134
State income taxes net of federal benefit	(198)	(620)	(255)
Tax credits	(658)	(343)	(567)
Compensation charges	151	199	(324)
Change in valuation allowance	1,913	2,385	(3,153)
Other	47	49	67

Provision (benefit) for income taxes	$160	$36	$(1,818)

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

5. Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating losses	$4,284	$5,335
Capitalized R&D	3,520	2,347
Credit carry forwards	3,510	2,806
Deferred compensation and payroll	2,304	1,655
Bad debt allowance and other reserves	656	618
Deferred rent	—	202
Operating leases	219	—
Property and equipment	60	139
Other, net	556	309

Total deferred tax assets	15,109	13,411
Valuation allowance	(14,163)	(12,250)

Total deferred tax assets, net of valuation allowance	946	1,161

Deferred tax liabilities:
Acquired intangibles	(596)	(759)
Goodwill	(540)	(467)

Total deferred tax liabilities	(1,136)	(1,226)

Net deferred tax liabilities	$(190)	$(65)

        At March 31, 2020, we had $551,000 in federal alternative minimum tax credit carryforwards, which were classified as a current income tax receivable included in the prepaid expenses and other current assets in the accompanying consolidated balance sheet. We also had $2.5 million in federal research credits that begin to expire in 2031 and $1.3 million in state tax credits that begin to expire in 2023. We had $10.7 million of federal net operating loss carryforwards at March 31, 2020 that do not expire as a result of recent tax law changes. We had $7.3 million of federal net operating loss carryforwards at March 31, 2020 that begin to expire in 2038. We also had $8.7 million of state net operating loss carryforwards at March 31, 2020 that begin to expire in 2036.

        In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $14.2 million and $12.3 million against our deferred tax assets at March 31, 2020 and 2019, respectively. We will continuously reassess the appropriateness of maintaining a valuation allowance.

        On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The CARES Act allows net operating losses incurred

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

5. Income Taxes (Continued)

in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company.

Unrecognized Tax Benefits

        As of March 31, 2020 and 2019, our gross unrecognized tax benefits were approximately $952,000 and $687,000, respectively, of which approximately $861,000, and $580,000, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are approximately $840,000 and $609,000, respectively.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$687	$586	$426
Increases for tax positions taken in prior years	101	2	62
Decreases for tax positions taken in prior years	—	—	—
Increases for tax positions taken in the current year	180	116	122
Lapse in statute of limitations	(16)	(17)	(24)

Gross unrecognized tax benefits at March 31	$952	$687	$586

        We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2017 or later, and state and local income tax examination for fiscal tax years ended March 31, 2016 or later. However, if net operating loss carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.

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

Related Party Transaction

        We previously subleased office space to Maxxess Systems, Inc. ("Maxxess"), one of our former subsidiaries that we sold in September 2003. The sublease terminated in September 2007, at which time

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

6. Commitments and Contingencies (Continued)

Maxxess owed us an aggregate of $274,000. Maxxess executed a promissory note for such amount, which was subsequently amended and restated on July 23, 2013, August 11, 2016 and on August 11, 2018. The amended and restated note bears interest at a rate of 6% per annum, compounded annually, with accrued interest payable annually on the first business day of each calendar year. When authorized by the Company, Maxxess may pay down the balance of this note by providing consulting services to Iteris. We had previously fully reserved for amounts owed to us by Maxxess. During Fiscal 2020, the full amount due was paid to the Company, and a gain of approximately $146,000 was recognized in other income on the accompanying consolidated statements of operations. As of March 31, 2020, no amounts are outstanding and payable to Iteris. Maxxess is currently owned by an investor group that includes, among others, two former Iteris directors, who have not been directors of Iteris since September 2013 and March 2020. These former directors currently own less than 2% of Maxxess' capital stock.

7. Right-of-Use Assets and Lease Liabilities

        We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

        Through March 31, 2019, we recognized rent expense related to operating leases on a straight-line basis over the lease term and, accordingly, recorded the difference between rent payments and rent expense as a deferred rent liability. Effective April 1, 2019, we adopted ASU 2016-02, Leases, or ASC 842.

        The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet as follows:

	Classification	March 31, 2020
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$13,044

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$1,935
Operating lease liabilities (long-term)	Lease liabilities	11,995

Total lease liabilities		$13,930

Lease Costs

        For Fiscal 2020, Fiscal 2019 and Fiscal 2018, lease costs totaled approximately $2.6 million, $1.9 million and $1.8 million, respectively. The Company currently has no variable lease costs.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

7. Right-of-Use Assets and Lease Liabilities (Continued)

Supplemental Information

        The table below presents supplemental information related to operating leases during the fiscal year ended March 31, 2020 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,608
Right-of-use assets obtained in exchange for new operating lease liabilities	$581
Weighted average remaining lease term	7.0
Weighted average discount rate	5.0%

Undiscounted Cash Flows

        The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2020:

Fiscal Year Ending March 31,
(In thousands)
2021	$2,577
2022	2,457
2023	2,326
2024	2,248
2025	2,062
Thereafter	4,852

Total lease payments	16,522
Less imputed interest	(2,592)

Present value of future lease payments	13,930
Less current obligations under leases	(1,935)

Long-term lease obligations	$11,995

Disclosure Related to Periods Prior to Adoption of New Lease Standard

        Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of March 31, 2019, were as follows:

Fiscal Year Ending March 31,
(In thousands)
2020	$2,408
2021	2,150
2022	1,981
2023	548
2024	177
Thereafter	—
Total minimum lease payments	$7,264

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

8. Stockholders' Equity

Preferred Stock

        Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2020 and 2019, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.

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

Common Stock Reserved for Future Issuance

        The following summarizes common stock reserved for future issuance at March 31, 2020:

Number of Shares
(In thousands)
Stock options outstanding	5,934
Restricted stock units outstanding	404
Authorized for future issuance under stock incentive plans	1,691

8,029

9. Employee Benefit Plans

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

9. Employee Benefit Plans (Continued)

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

        We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the "2016 Plan"). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), cash incentive awards and other stock-based awards. At March 31, 2020, there were approximately 1.7 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.9 million as of March 31, 2020.

Stock Options

        A summary of activity in the Plans with respect to our stock options for Fiscal 2020 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2019	5,035	$3.70	7.6	$4,430
Granted	1,206	5.06
Exercised	(119)	2.13
Forfeited	(188)	4.94
Expired	—	—

Options outstanding at March 31, 2020	5,934	$3.99	7.2	$2,095

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

9. Employee Benefit Plans (Continued)

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

        A summary of activity with respect to our RSUs for Fiscal 2020 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2019	112	$4.62	1.1	$19
Granted	374	5.12
Vested	(78)	4.17
Forfeited	(4)	5.52

RSUs outstanding at March 31, 2020	404	$5.16	2.0	$1,295

Stock-Based Compensation

        The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Cost of revenues	$175	$146	$71
Selling, general and administrative expense	2,364	1,804	1,558
Research and development expense	246	206	152

Total stock-based compensation	$2,785	$2,156	$1,781

        At March 31, 2020, there was approximately $5.5 million and $1.5 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.9 years for stock options and 2.0 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

9. Employee Benefit Plans (Continued)

        The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2020	2019	2018
Expected life—years	6.8	5.9	6.5
Risk-free interest rate	2.2%	2.7%	2.7%
Expected volatility of common stock	47%	43%	43%
Dividend yield	0%	0%	0%

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

        A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$2.52	$1.89	$2.59
Intrinsic value of options exercised	$378	$114	$2,469

Employee Incentive Programs

        Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2020, 2019 and 2018.

        We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible employees voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after three years of service. Our matching contributions under the 401(k) Plan were approximately $1,317,000, $1,185,000 and $1,067,000 for the Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

9. Employee Benefit Plans (Continued)

Other Stock-Based Compensation Plans

        Beginning January 1, 2018, the Company adopted an ESPP which allows employees to withhold a percentage of their base compensation to purchase the Company's common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. During Fiscal 2020 and Fiscal 2019, 91,000 and 92,000 shares, respectively, were purchased. There were no share purchases in Fiscal 2018. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

        As of March 31, 2020, approximately $146,000 of cash was restricted for the purchase of shares under the ESPP and is recorded as restricted cash in the accompanying consolidated balance sheets.

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

        For our fiscal years ended March 31, 2020, 2019, and 2018 we did not repurchase any shares. From inception of the program in August 2011 through March 31, 2020, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2020, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

11. Acquisition

        On July 2, 2019, the Company completed the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando (FL), Virginia Beach (VA) and Chadds Ford (PA). AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay. With a foundation of arterial timing plan development, AGI has expanded its

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

11. Acquisition (Continued)

services into active arterial monitoring and management with multiple public sector clients. AGI is expected to expand the Company's geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI's typical contracts are for traffic operations professional engineering services focused on transportation systems management and operations.

        Pursuant to a Stock Purchase Agreement dated June 10, 2019 among the Company, AGI and the stockholders of AGI (the "Selling Shareholders"), the Company acquired all of the outstanding capital stock of AGI from the Selling Shareholders for an aggregate purchase price of $10.8 million, after working capital adjustments, payable in cash and stock, of which 114,943 shares are being held in escrow for 18 months to secure performance of indemnification and other post-closing obligations of the Selling Shareholders.

        Since the date of acquisition AGI operated as a wholly-owned subsidiary of the Company, as part of the Transportation Systems segment, and contributed approximately $6.4 million of service revenue and approximately $1.7 million of net income.

        The acquisition of AGI has been accounted for as a business combination. We estimated the fair values of net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill.

        The following tables summarize the purchase price allocation (in thousands) as of July 2, 2019:

Cash	$664
Trade accounts receivable	905
Unbilled accounts receivable	347
Right-of-use assets	863
Property and equipment	357
Intangible assets	3,710
Goodwill	5,440
Other assets	161

Total assets acquired	12,447
Accounts payable	(378)
Accrued payroll and related expenses	(426)
Lease liabilities	(863)

Total liabilities assumed	(1,667)

Total purchase price	$10,780

        The fair values of the remaining AGI assets and liabilities noted above approximate their carrying values at July 2, 2019. There was no difference between the fair value of trade accounts receivables and the gross contractual value of those receivables. There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of AGI is included within the Company's Transportation Systems reporting unit. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationships and non-compete agreements, which are amortized over their respective useful

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

11. Acquisition (Continued)

lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company utilized the with and without method to derive the fair value of the non-compete agreement. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Varying discount rates were applied to the projected net cash flows and EBITDA as applicable to valuation methodology. We believe the assumptions are representative of those a market participant would use in estimating fair value.

        The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$3,500	6
Non-compete agreement	210	3

Total intangible assets assumed	$3,710

Acquisition-Related Costs

        In connection with the acquisition, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $570,000 in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the fiscal year ended March 31, 2020, the Company recorded approximately $1.0 million, as stock based compensation and salaries expense to selling, general and administrative expense in the consolidated statements of operations, related to these bonuses. Additionally, approximately $689,000, in acquisition related professional fees was recorded to selling, general and administrative expense for the year ended March 31, 2020.

Pro Forma Financial Information (Unaudited)

        The following pro forma information presents the consolidated results of operations of the Company and AGI for the fiscal years ended March 31, 2020 and 2019, as if the acquisition of AGI had been completed on April 1, 2018. These pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets and increased salaries expense related to the retention bonuses. The pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and AGI. Accordingly, these pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

11. Acquisition (Continued)

been achieved had the acquisition occurred as of April 1, 2018, nor are they intended to represent or be indicative of future results of operations:

	Year Ended March 31,
	2020	2019
Proforma revenue	$116,333	$107,049
Proforma net loss	(5,775)	(7,108)
Pro forma loss per common stock
Basic	(0.14)	(0.21)
Diluted	(0.14)	(0.21)

12. Business Segments, Significant Customer and Geographic Information

Business Segments

        We have operated in three reportable segments: Roadway Sensors, Transportation Systems, and Agriculture and Weather Analytics.

        The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next®, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. In select territories, our Roadway Sensors segment also sells OEM products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

        The Transportation Systems segment includes engineering and consulting services, managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 11 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the acquisition of AGI). The Transportations Systems segment product line includes: Iteris Signal Performance Measures ("SPM"), Iteris ClearGuide, and iPeMS, our performance measurement and analytics solution, our advanced traveler information system solutions ClearPath 511 and Reverse 511, as well as our commercial vehicle operations and vehicle safety compliance platforms known as ClearFleet, CVIEW-Plus, CheckPoint, UCRLink and inspect.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

12. Business Segments, Significant Customer and Geographic Information (Continued)

        The Agriculture and Weather Analytics segment, which we sold in May 2020, consisted of ClearPath Weather, a road maintenance application, and ClearAg, a digital agriculture platform. ClearPath Weather is a web-based solution, which includes a suite of tools that apply data assimilation and modeling technologies to assess historical weather conditions for both short-term and long-range weather forecasts and customizable route/site weather and pavement forecasting, and providing winter road maintenance recommendations for state agencies, municipalities and commercial companies that allow such users to create solutions to meet roadway maintenance decision needs. ClearAg combines weather and agronomic data with proprietary land-surface modeling and analytics to solve complex agricultural problems and to increase the efficiency and sustainability of farmlands. ClearAg solutions are offered to companies in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. ClearAg provides weather, environment, soil and plant growth modeling to deliver environmental intelligence through ClearAg APIs and components, IMFocus APIs and ClearAg web applications.

        On May 5, 2020, pursuant to a Purchase Agreement the Company sold the assets of its Agriculture and Weather Analytics segment, composed of its ClearAg and ClearPath Weather product lines, to DTN, an operating company of TBG AG, a Swiss-based holding company. As a result of the sale, we no longer operate in the Agriculture and Weather Analytics segment. See Note 14 for further details on the sale of the Agriculture and Weather Analytics segment.

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

12. Business Segments, Significant Customer and Geographic Information (Continued)

        Selected financial information for our reportable segments for the fiscal years ended March 31, 2020, 2019 and 2018 is as follows:

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Total
	(In thousands)
Year Ended March 31, 2020
Product revenues	$49,082	$5,925	$—	$55,007
Service revenues	288	52,108	6,714	59,110

Total revenues	49,370	58,033	6,714	114,117
Depreciation	200	330	77	607
Segment income (loss)	7,787	10,556	(3,852)	14,491
Year Ended March 31, 2019
Product revenues	43,253	4,974	—	48,227
Service revenues	239	44,841	5,816	50,896

Total revenues	43,492	49,815	5,816	99,123
Depreciation	233	195	103	531
Segment income (loss)	7,011	5,907	(5,024)	7,894
Year Ended March 31, 2018
Product revenues	44,163	2,301	—	46,464
Service revenues	194	52,180	4,891	57,265

Total revenues	44,357	54,481	4,891	103,729
Depreciation	221	204	109	534
Segment income (loss)	$8,825	$8,639	$(8,048)	$9,416

        The following table reconciles total segment income to consolidated operating loss:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Segment income:
Total income from reportable segments	$14,491	$7,894	$9,416
Unallocated amounts:
Corporate expenses	(19,710)	(15,578)	(14,930)
Amortization of intangible assets	(757)	(275)	(88)

Operating loss	$(5,976)	$(7,959)	$(5,602)

	$(5,976)	$(7,959)	$(5,602)

Significant Customer and Geographic Information

        No individual customer or government agency had a receivable balance greater than 10% of our total trade accounts receivable balances as of March 31, 2020 and March 31, 2019. One individual customer who is also a government agency had a receivable balance of 13% of our total trade accounts receivable balance as of March 31, 2018.

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

12. Business Segments, Significant Customer and Geographic Information (Continued)

        The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2020	2019	2018
Canada	—%	—%	1%
Europe	—	1	1

	—%	1%	2%

        Substantially all of our long-lived assets are held in the U.S.

13. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net (Loss) Income	Basic Net Income (Loss) per Share	Diluted Net Income (Loss) per Share
	(In thousands, except per share amounts)
June 30, 2019	$26,607	$10,407	$(1,572)	$(0.05)	$(0.05)
September 30, 2019	27,882	11,384	(2,187)	(0.05)	(0.05)
December 31, 2019	28,733	11,938	(2,068)	(0.05)	(0.05)
March 31, 2020	30,895	14,032	217	0.01	0.01

	$114,117	$47,761	$(5,610)	$(0.14) *	$(0.14) *

June 30, 2018	$25,475	$10,192	$(1,579)	$(0.05)	$(0.05)
September 30, 2018	24,417	9,661	(1,341)	(0.04)	(0.04)
December 31, 2018	23,140	8,892	(2,464)	(0.07)	(0.07)
March 31, 2019	26,091	9,861	(2,432)	(0.07)	(0.07)

	$99,123	$38,606	$(7,816)	$(0.23) *	$(0.23) *

*
Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

14. Subsequent Events

Sale of Segment

        On May 2, 2020, Iteris, Inc. and its wholly-owned subsidiary, ClearAg, Inc. entered into an Asset Purchase Agreement (the "Purchase Agreement") with DTN, LLC ("DTN"), an operating company of TBG AG, a Swiss-based holding company. Under the Purchase Agreement, the Company agreed to sell to DTN the assets of the Company's Agriculture and Weather Analytics segment, composed of its ClearAg and ClearPath Weather product lines (the "Business"). The transaction was completed by the parties and closed on May 5, 2020.

        Under the Purchase Agreement, the parties agreed, upon the terms and subject to the conditions set forth in the Purchase Agreement, that DTN will purchase and assume from the Company substantially all of the assets used in the conduct of the Business and certain specified liabilities of the

Notes to Consolidated Financial Statements (Continued)

March 31, 2020

14. Subsequent Events (Continued)

Business in exchange for a total purchase price of $12,000,000. Of that amount, $10,500,000 was paid at closing on May 5, 2020, and the balance of $1,500,000 will be paid at the 12- and 18-month anniversaries of the closing date, subject to satisfaction of the conditions set forth in the Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. The Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the Business at closing.

        The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.

        As of March 31, 2020, the Company determined that Agriculture and Weather Analytics did not meet the held for sale classification criteria under ASC 360, and as such, Agriculture and Weather Analytics assets and liabilities as of March 31, 2020, and the results of operations for all periods presented are not classified as held for sale and are included in continuing operations in the consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control.    There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2020.

        The Company acquired AGI on June 13, 2019. Management excluded AGI from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2020. AGI's total assets excluded from this assessment was approximately $2.8 million, representing 3% of the Company's consolidated total assets as of March 31, 2020, and AGI's total revenue of approximately $6.4 million represented 6% of the Company's consolidated revenue for the year ended March 31, 2020.

        The effectiveness of our internal control over financial reporting as of March 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Iteris, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited the internal control over financial reporting of Iteris, Inc. and subsidiaries (the "Company") as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated June 9, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Update 2016-02, Leases, in the year ended March 31, 2020.

        As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting for Albeck Gerken, Inc. ("AGI"), which was acquired on July 2, 2019, and whose financial statements constitute 3% of total assets, and 6% of revenues, of the consolidated financial statements of the Company as of and for the year ended March 31, 2020. Accordingly, our audit did not include the internal control over financial reporting for AGI.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Costa Mesa, CA
June 9, 2020

ITEM 9B.    OTHER INFORMATION

        None, except as reported in Part III, Item 11

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be either (i) included in an amendment to this Annual Report on Form 10-K ("the Form 10-K Amendment") or (ii) incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") under the headings "Executive Compensation and Other Information—Executive Officers," "Election of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2020 Proxy Statement under the heading "Executive Compensation and Other Information" and "Election of Directors."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2020 Proxy Statement under the heading "Equity Compensation Plan Information" and "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2020 Proxy Statement under the heading "Corporate Governance, Board Meetings and Committees" and "Additional Matters—Certain Transactions."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2020 Proxy Statement under the heading "Matters Related to Independent Registered Public Accounting Firm."

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

  3.
  Exhibits.

        The following table sets forth the exhibits either filed herewith or incorporated herein by reference:

Exhibit Index

Exhibit Number		Description	Reference
2.1	†	Stock Purchase Agreement, dated June 10, 2019, by and among Iteris, Inc., Albeck Gerken, Inc. and its shareholders.	Exhibit 2.1 to the registrant's Current Report on Form 8-K as filed with the SEC on June 14, 2019
2.2	†	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC.	Exhibit 2.1 to the registrant's Current Report on Form 8-K as filed with the SEC on May 6, 2020
3.1		Restated Certificate of Incorporation of the registrant as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the registrant's Current Report on Form 8-K as filed with the SEC on October 15, 2018
3.2		Restated Bylaws of the registrant, as amended through August 6, 2018	Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 7, 2018
4.1		Description of Iteris, Inc. Securities Registered under Section 12 of the Exchange Act	Filed herewith
4.2		Specimen of common stock certificate	Exhibit 4.1 to registrant's Registration Statement on Form 8-A as filed with the SEC on December 8, 2004
10.1		Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10- K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

Exhibit Number		Description	Reference
10.2		Office Lease, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007
10.3		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.
10.4
		Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.	Exhibit 10.5 to registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019
10.5		Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 6, 2019
10.6	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018
10.7	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012
10.8	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012
10.9	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010
10.10	*	Amended and Restated 2016 Omnibus Incentive Plan	Exhibit 99.1 to registrant's Registration Statement on Form S-8 (File No. 333-228210) as filed with the SEC on November 6, 2018.
10.11	*	Form of Restricted Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.2 to the registrant's Registration Statement on Form S-8 (File No.333-216407) as filed with the SEC on March 2, 2017
10.12	*	Form of Form of Notice of Grant of Stock Option and form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 99.3 to the registrant's Registration Statement on Form S-8 (File No.333-216407) as filed with the SEC on March 2, 2017
10.13		Amended and Restated Promissory Note, effective July 23, 2013, by and between Maxxess Systems, Inc. in favor of Iteris, Inc.	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 1, 2013

Exhibit Number		Description	Reference
10.14		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014.
10.15	*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015
10.16		Employment Agreement, dated November 15, 2019, between Iteris, Inc. and Douglas Groves	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 4, 2019
10.17	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019
10.18	*	Retention Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019
10.19	*	Incentive Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019
10.20		Form of Retention Bonus Agreement entered into between the Company and selling shareholders of Albeck Gerken, Inc.	Exhibit 10.1 to registrant's Current Report on Form 8-K as filed with the SEC on July 9, 2019
10.21		Severance and Release Agreement, effective date December 12, 2019, between Iteris, Inc. and Andrew Schmidt	Exhibit 10.1 to Amendment No. 1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 27, 2019
23		Consent of Independent Registered Public Accounting Firm, dated June 9, 2020	Filed herewith
24		Power of Attorney	Filed herewith (included on the Signature page)
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document	Filed herewith

Exhibit Number	Description	Reference
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

†
Pursuant to Item 601(a)(5) of Regulation S-K, certain appendices to this agreement have been omitted. The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted appendices.

*
Indicates a contract, compensatory plan or arrangement in which directors or executive officers of the registrant are eligible to participate.

ITEM 16.    FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2020	ITERIS, INC. (Registrant)
	By	/s/ JOE BERGERA Joe Bergera Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint Joe Bergera and Douglas Groves, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA Joe Bergera	Director, President and Chief Executive Officer (principal executive officer)	June 9, 2020
/s/ DOUGLAS GROVES Douglas Groves	Chief Financial Officer (principal financial and accounting officer)	June 9, 2020
/s/ THOMAS L. THOMAS Thomas L. Thomas	Chairman of the Board	June 9, 2020
/s/ LAURA L. SIEGAL Laura L. Siegal	Director	June 9, 2020

Signature	Title	Date

/s/ DENNIS W. ZANK Dennis W. Zank	Director	June 9, 2020
/s/ GERARD M. MOONEY Gerard M. Mooney	Director	June 9, 2020
/s/ SCOTT E. DEETER Scott E. Deeter	Director	June 9, 2020